Form 10-K
period 2015-12-31
EASTMAN KODAK CO
filed 2016-03-15
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015 was approximately $302 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 42,077,595 shares of common stock.

Eastman Kodak Company

Form 10-K

December 31, 2015

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

Kodak provides directly and through partnerships with other innovative companies hardware, software, consumables and services to customers in graphic arts, commercial print, publishing, packaging, electronic displays, entertainment and commercial films, and consumer products markets. With its world-class R&D capabilities, innovative solutions portfolio and highly trusted brand, Kodak is helping customers around the globe to sustainably grow their own businesses and enjoy their lives.

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

EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

On January 19, 2012 (the “Petition Date”), the Company and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 12-10202 (ALG) under the caption “In re Eastman Kodak Company.” The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy. The Company’s foreign subsidiaries were not part of the Chapter 11 Cases, and continued to operate in the ordinary course of business.

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

REPORTABLE SEGMENTS

Kodak has seven reportable segments: Print Systems, Enterprise Inkjet Systems, Micro 3D Printing and Packaging, Software and Solutions, Consumer and Film, Intellectual Property Solutions and Eastman Business Park. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other which is composed of Kodak’s consumer film business in countries where that business had not yet transferred ownership to the KPP Purchasing Parties (as defined in Note 24, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings”) and the RED utilities variable interest entity.

Kodak’s sales and earnings by reportable segment for each of the past three years are shown in Note 23, “Segment Information,” in the Notes to Financial Statements.

Print Systems

The Print Systems segment is comprised of Prepress Solutions, which includes Kodak’s digital offset plate offerings and computer-to-plate imaging solutions, and Electrophotographic Printing Solutions, which offers high-quality digital printing solutions using electrically charged toner based technology. The Print Systems segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging. While the businesses in this segment are experiencing pricing pressure, continued innovations in Kodak product lines that can command premium prices offset some of the long term market price erosion.

Prepress Solutions capitalizes on a contract-based, stable and recurring cash flow-generative business model. The average duration of customer contracts is two to three years. These contracts offer stability and generate recurring revenue. The core of the business is the manufacturing of aluminum digital printing plates of varying sizes. These plates can be as small as 23cm x 27cm and as large as 126cm x 287cm. Unexposed plates are sold to commercial printing companies for use in the offset printing process. Kodak also manufactures equipment, known as Computer to Plate (“CTP”) equipment, which images the plates with a laser. The plates are used in the offset printing process, which transfers ink from the plate onto a rubber blanket and then onto the substrate to be printed. Due to the nature of the imaging and printing process, a new plate must be used for each printing run. As a result, there is a recurring revenue stream from the sale of these plates.

The Print Systems products and services are sold globally to customers through both a direct sales team as well as indirectly through dealers. Its primary competitors are Fuji and Agfa. Kodak expects to benefit from current industry trends, including customers’ increasing focus on sustainability initiatives, which strengthens demand for Kodak’s process-free solutions.

•	Prepress Solutions:

•	Digital offset plates, including KODAK SONORA Process Free Plates. KODAK SONORA Process Free Plates are prepared directly with a CTP thermal output device and do not require subsequent processing chemistry, processing equipment or chemical disposal. As a result, the plates deliver cost savings and efficiency for customers and promote environmental sustainability practices.

•	CTP output devices that are used by customers to transfer images onto aluminum offset printing plates and provide consistent and high quality imaging for offset press applications. CTP products provide high resolution, consistency and stability in thermal imaging. Kodak also offers a lower cost CTP system using TH5 imaging technology, which provides a highly efficient and cost-effective imaging solution at a lower price point.

•	Net sales for Prepress Solutions accounted for 51%, 50%, 49% and 45% of total net revenue for the years ended December 31, 2015 and December 31, 2014, the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively.

•	Electrophotographic Printing Solutions:

•	NEXPRESS printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.

•	DIGIMASTER printers use monochrome electrophotographic printing technology for transactional printing, short-run books, corporate documentation, manuals and direct mail.

•	Net sales for Electrophotographic Printing Solutions accounted for 10%, 9%, 11% and 10% of total net revenue for the years ended December 31, 2015 and December 31, 2014, the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively.

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

Kodak is in talks with prospective buyers about offers to purchase its Prosper business.

Enterprise Inkjet Systems also includes customers who continue to use KODAK VERSAMARK Products, the predecessor products to the PROSPER Press. Users of KODAK VERSAMARK Products continue to purchase ink and other consumables as well as service from Kodak.

Net sales for Enterprise Inkjet Systems accounted for 10%, 9%, 10% and 9% of total net revenue for the years ended December 31, 2015 and December 31, 2014, the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively.

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

•	Micro 3D Printing

•	The Micro 3D Printing products offer many advantages over traditionally manufactured products, including lower cost points and reduced adverse environmental impact. Traditionally manufactured products require higher material costs, additional manufacturing steps, and, for the most widely used technology, the mining of a rare metal. Within Micro 3D printing, Kodak has been developing solutions in two touch screen technologies—silver metal mesh and copper mesh. Kodak will exit its position in silver metal mesh development and has decided to focus its development of touch sensors on copper mesh technology, progressing with competitive cost and feature sets. Kodak is working with lead customers in large format and industrial markets to achieve market introduction in 2016.

•	Packaging

•	The Packaging business consists of flexographic printing equipment and related consumables and services, which enable graphic customization of a wide variety of packaging materials. The flagship FLEXCEL NX system provides imaging devices to deliver high productivity and consistency, as well as a full tonal range for flexographic printing. The new FLEXCEL Direct System is a next generation platform that significantly reduces the steps needed to produce flexographic plates.

Software and Solutions

The Software and Solutions segment is comprised of Kodak Technology Solutions, which includes enterprise services and solutions, and Unified Workflow Solutions. Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes growing product lines that leverage existing Kodak technologies and intellectual property in new applications. These business initiatives generally do not require substantial additional investment and it is expected that they will grow in contribution to earnings.

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

Consumer and Film

The Consumer and Film segment is comprised of three lines of business: Motion Picture, Industrial Chemicals and Films; Consumer Inkjet Solutions; and Consumer Products. Kodak views the Consumer and Film segment as a declining/mature group of businesses.

•	Motion Picture, Industrial Chemicals and Films:

•	Includes the motion picture film business serving the entertainment and advertising industries. Motion picture products are sold directly to studios, laboratories and independent filmmakers. Sales of motion picture film have declined significantly in recent years. In view of this decline, in January 2015 Kodak finalized film supply agreements with major Hollywood studios. The industry has shown support for a plan to extend film’s future, which enables Kodak to maintain production of film for the entertainment industry.

•	Offers industrial films, including films used by the electronics industry to produce printed circuit boards.

•	The business also includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals, Inks and Dispersions.

•	Net sales for Motion Picture, Industrial Chemicals and Films accounted for 10%, 10%, 11% and 13% of total net revenue for the years ended December 31, 2015 and December 31, 2014, the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively.

•	Consumer Inkjet Solutions:

•	Involves the sale of ink to an existing installed base of consumer inkjet printers

•	Consumer Products:

•	Includes licensing of Kodak brands to third parties and consumer products. Kodak currently licenses its brand for use with a range of consumer products including batteries, cameras and camera accessories and recordable media. Kodak intends to continue efforts to grow its portfolio of consumer product licenses in order to generate both ongoing royalty streams and upfront payments.

Intellectual Property Solutions

The Intellectual Property Solutions segment contains the research laboratories and includes licensing as well as new business development activities related to Kodak’s patents and proprietary technology. Through this segment Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories. Additionally, Kodak continues to file significant numbers of new patent applications in areas aligned with its core businesses. Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents. Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses. While revenues from these licensing activities tend to be unpredictable in nature, this segment still carries potential for material revenue generation. The Intellectual Property Solutions segment also actively pursues additional revenues via new business development through commercialization partnerships and grants or external investment in commercialization of new technologies and products.

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

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses as well as other miscellaneous businesses. For details, refer to Note 27, “Discontinued Operations” in the Notes to Financial Statements for additional information.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 23, “Segment Information,” in the Notes to Financial Statements.

RAW MATERIALS

The raw materials used by Kodak are many and varied, and are generally readily available. Lithographic aluminum is the primary material used in the manufacture of offset printing plates. Kodak procures lithographic aluminum coils from several suppliers with pricing based, in part, on either prevailing market prices for aluminum or on fixed prices for aluminum agreed to up to two years prior. Electronic components are used in the manufacturing of commercial printers and other electronic devices. Although most electronic components are generally available from multiple sources, certain key electronic components included in the finished goods manufactured by and purchased from Kodak’s third party suppliers are obtained from single or limited sources, which may subject Kodak to supply risks.

SEASONALITY OF BUSINESS

Equipment and plate sales generally are higher in the fourth quarter, resulting from customer or industry budgeting practices and buying patterns.

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

Kodak’s general practice is to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak’s ability to provide industry-leading products. Kodak holds portfolios of patents in several areas important to its business, including the specific technologies previously discussed, such as flexographic and lithographic printing plates and related equipment systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems including key press components and toners; commercial inkjet writing systems and components, presses and inks; consumer inkjet inks and media; functional printing materials, formulations, and deposition modalities; security materials; embedded information; and color negative films, processing and print films. Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak’s overall business performance.

Kodak’s major products are not dependent upon one single, material patent. Rather, the technologies that underlie Kodak’s products are supported by an aggregation of patents having various remaining lives and expiration dates. There is no individual patent, or group of patents, whose expiration is expected to have a material impact on Kodak’s results of operations.

Total research and development expenses totaled $61 million in 2015, $94 million in 2014, $33 million in the four months ended December 31, 2013 and $66 million in the eight months ended August 31, 2013.

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

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on Kodak’s capital expenditures or competitive position, although costs could be material to a particular quarter or year.

EMPLOYMENT

At the end of 2015, Kodak employed the full time equivalent of approximately 6,400 people globally, of whom approximately 2,800 were employed in the U.S. The actual number of employees may be greater because some individuals work part time.

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

ITEM 1A. RISK FACTORS

Kodak operates in rapidly changing economic and technological environments which present numerous risks, many of which are driven by factors it cannot control or predict. Certain factors may have a material adverse effect on its business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and related notes. The following discussion of “risk factors” identifies the most significant factors which may adversely affect Kodak’s business, operations, financial position or future financial performance. This information should be read in conjunction with the MD&A and the consolidated financial statements and related notes incorporated by reference into this report. Additional risks and uncertainties Kodak is unaware of, or currently believes are not material, may also become important factors which could adversely affect its business, operations, financial position or future financial performance.

Risks Related to Kodak’s Business

There can be no assurance the Company will be able to comply with the terms of its various credit facilities.

A breach of any of the financial or other covenants contained in the Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”), Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement”, and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”) or the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”) (and together with the Term Credit Agreements the “Credit Agreements”) could result in an event of default under these facilities. If any event of default occurs and the Company is not able to either cure it or obtain a waiver from the requisite lenders under each of these facilities, the administrative agent of each credit facility may, and at the request of the requisite lenders for that facility shall, declare all of its outstanding obligations under the applicable credit facility, together with accrued interest and fees, to be immediately due and payable and the agent under the ABL Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under that facility and cease making further loans, and if applicable, each respective agent could institute foreclosure proceedings against the pledged assets. Any of these outcomes could adversely affect the Company’s operations and its ability to satisfy its obligations as they come due. Refer to “Risks Related to the Company’s Indebtedness and Access to Capital Markets” for additional risks associated with the Company’s indebtedness.

The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate its business.

While Kodak has significantly reduced its rate of negative operating cash flow over the past two years, it continues to generate net negative operating cash flow. Its business includes segments that it views as stable, as well as a declining segment, its Consumer and Film segment. However, Kodak’s “stable” segments may not grow or continue to generate the same cash flow, and it expects that its Consumer and Film segment will continue to experience declining sales. Kodak may be unable to generate positive cash flow from operations in the future, which would have a material adverse effect on its liquidity and financial position.

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and it may not be able to generate cash necessary to finance these activities, which could adversely affect its business, operating results and financial condition.

Kodak’s business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on its indebtedness, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions and other general corporate requirements.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors beyond our control. There are no assurances:

•	Kodak’s businesses will generate sufficient cash flow from operations;

•	Kodak will be able to generate expected levels of operational EBITDA;

•	Kodak will be able to repatriate or move cash to locations where and when it is needed;

•	the Company will meet all the conditions associated with making borrowings or issuing letters of credit under the ABL Credit Agreement;

•	Kodak will realize cost savings, earnings growth and operating improvements resulting from the execution of its business and restructuring plan;

•	Kodak will not have to expend cash defending litigations regardless of the merits of any claims raised; or

•	Future sources of funding will be available in amounts sufficient to enable funding of its liquidity needs.

If Kodak cannot fund its liquidity needs, it will have to take actions, such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in our ability to provide products and services, reduce the Company’s ability to raise additional capital and delay sustained profitability. There are no assurances any of these actions could, if necessary, be effected on commercially reasonable terms, or at all, or they would satisfy Kodak’s liquidity needs. In addition, if it incurs additional debt, the risks associated with the Company’s substantial leverage, including the risk it will be unable to service the Company’s debt, generate cash flow sufficient to fund its liquidity needs, or maintain compliance with the covenants in the Credit Agreements, could intensify.

Kodak has significantly restructured its business and implemented a new segment reporting structure. The restructured Kodak has been in effect for a limited period of time and there are no assurances Kodak will be able to successfully operate as a restructured business.

Kodak has focused its investments on imaging and printing for business, specifically, commercial inkjet, packaging and functional (Micro 3D) printing solutions, and enterprise services and solutions. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for it to grow these businesses, improve margins and achieve its financial objectives. Additionally, its strategy is based on a number of factors and assumptions, some of which are not within its control, such as the actions of third parties. There can be no assurance it will be able to successfully execute all or any elements of its strategy, or its ability to successfully execute its strategy will be unaffected by external factors. If it is unsuccessful in growing Kodak’s investment businesses as planned, or perceiving the needs of its target customers, its financial performance could be adversely affected.

If Kodak is not able to successfully implement its strategic business plans, or experiences implementation delays in cost structure reduction, Kodak’s consolidated results of operations, financial position and liquidity could be negatively affected.

Kodak continues to rationalize its workforce and streamline operations to a leaner and more focused organization aligned with its business initiatives. There are no assurances such measures will prove to be successful or the cost savings or other results it achieves through these plans will be consistent with its expectations. As a result, its results of operations, financial position and liquidity could be negatively impacted. Additionally, if restructuring plans are not effectively managed, it may experience lost customer sales, product delays, additional costs and other unanticipated effects, causing harm to its business and customer relationships. The business plans are subject to a number of assumptions, projections, and analysis. If these assumptions prove to be incorrect, it may be unsuccessful in executing its business plan or achieving the projected results, which could adversely impact its financial results and liquidity. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect Kodak’s business.

Kodak’s inability to effectively complete and manage strategic transactions could adversely impact its business performance, including its financial results.

As part of Kodak’s strategy, it may be engaged in discussions with third parties regarding possible divestitures, asset sales, spin-offs, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further its business objectives. For example, Kodak is in talks with prospective buyers about offers to purchase its Prosper enterprise inkjet business. In order to pursue this strategy successfully, it must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Transaction risk can be more pronounced for larger and more complicated transactions, or when multiple transactions are pursued simultaneously. If it fails to identify and successfully complete transactions that further Kodak’s strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on its revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect its financial results.

Kodak may pursue acquisitions or combinations which could fail or present unanticipated problems for its business in the future, which would adversely affect its ability to realize the anticipated benefits of those transactions or increase the price it would be required to pay.

Kodak may seek to enter into transactions which may include acquiring or combining with other businesses. It may not be able to identify suitable acquisition or combination opportunities or finance and complete any particular acquisition or combination successfully. Furthermore, acquisitions and combinations involve a number of risks and challenges, including:

•	the ability to obtain required regulatory and other approvals;

•	the need to integrate acquired or combined operations with its operations;

•	potential loss of key employees;

•	difficulty in evaluating operating costs, infrastructure requirements, environmental and other liabilities and other factors beyond its control;

•	potential lack of operating experience in new business or geographic areas;

•	an increase in its expenses and working capital requirements;

•	management’s attention may be temporarily diverted; and

•	the possibility it may be required to issue a substantial amount of additional equity or debt securities or assume additional debt in connection with any such transactions.

Any of these factors could adversely affect its ability to achieve anticipated levels of cash flows or realize synergies or other anticipated benefits from a strategic transaction. Furthermore, the market for transactions is highly competitive, which may adversely affect its ability to find transactions which fit its strategic objectives or increase the price it would be required to pay (which could decrease the benefit of the transaction or hinder its desire or ability to consummate the transaction). Strategic transactions may occur at any time and may be significant in size relative to its assets and operations.

Due to the nature of the products it sells and Kodak’s worldwide distribution, it is subject to changes in currency exchange rates, interest rates and commodity costs which may adversely impact its results of operations and financial position.

As a result of Kodak’s global operating and financing activities, it is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. Exchange rates and interest rates in markets in which it does business tend to be volatile and, at times, its sales can be negatively impacted across all of Kodak’s segments depending upon the value of the U.S. dollar, the Euro and other major currencies. In addition, Kodak’s products contain aluminum, silver, petroleum based or other commodity based raw materials, the prices of which have been, and may continue to be, volatile. If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on its revenue and earnings.

Weakness or worsening of global economic conditions could adversely affect Kodak’s financial performance and liquidity.

The global economic environment may adversely affect sales of Kodak’s products, profitability and liquidity. Global financial markets have been experiencing volatility. Economic conditions could accelerate any decline in demand for products, which could also place pressure on its results of operations and liquidity. There is no guarantee that anticipated economic growth levels in markets which have experienced some economic strength will continue in the future, or Kodak will succeed in expanding sales in these markets. In addition, accounts receivable and past due accounts could increase due to a decline in its customers’ ability to pay as a result of an economic downturn, and its liquidity, including its ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If global economic weakness and tightness in the credit markets exist, worsen or are attenuated, Kodak’s profitability and related cash generation capability could be adversely affected and, therefore, affect its ability to meet its anticipated cash needs, impair its liquidity or increase its costs of borrowing.

If Kodak is unable to successfully develop or commercialize new products, its business, financial position and operating results may suffer.

Kodak generally sells its products in industries which are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, its products and services will become technologically obsolete over time, in which case its revenue and operating results would suffer. Therefore, its future results of operations will depend to a significant extent upon its ability to successfully commercialize new products in a timely manner. The success of its new products and services will depend on several factors, including its ability to:

•	identify customer needs;

•	innovate and develop new technologies, services, and applications;

•	commercialize new technologies in a timely manner;

•	manufacture and deliver its products in sufficient volumes and on time;

•	differentiate its offerings from its competitors’ offerings;

•	price its products and services competitively;

•	anticipate its competitors’ development of new products, services or technological innovations;

•	work successfully alongside its partners; and

•	control product quality in its manufacturing processes.

As a result of these and other factors, products currently in development by Kodak may or may not be successfully commercialized in a timely manner, or at all. If any of its key products cannot be successfully or timely commercialized, its operating results could be adversely affected. Moreover, it cannot guarantee any investment made in developing products will be recouped, even if it is successful in commercializing those products, which could have a material adverse effect on its business, financial position and operating results.

Kodak may not be successful in commercializing technologies for micro 3D printing, one of its target markets, which could have a material adverse effect on its business, operating results and financial position.

Kodak is in the process of commercializing technologies for micro 3D printing, one of its target markets. It may not be successful in developing and marketing products in some or all of the areas it seeks to enter in micro 3D printing. Development, production, marketing or administrative costs may exceed expectations and operating cash flow generated from these products. Customers may favor other technologies or solutions, and its products may not be competitive on the basis of cost, functionality or other characteristics. In addition, its competitors may have better technologies to which it may not have access, and may have more financial or other resources to support development and marketing of their products. After advancing both silver and copper metal mesh technologies for touch screen sensors, Kodak has decided to focus on copper metal mesh development and will exit its position in silver metal mesh development. The investment required to develop products may exceed its expectations. If any or all of these risks occurred, it may not realize benefits associated with its investments in micro 3D printing, and it could have a material adverse effect on its business, operating results and financial position.

If Kodak’s commercialization and manufacturing processes fail to prevent product reliability, yield and quality issues, its product launch plans may be delayed, its financial results may be adversely impacted, and its reputation may be harmed.

In developing, commercializing and manufacturing Kodak’s products and services, it must adequately address reliability, yield and other quality issues, including defects in its engineering, design and manufacturing processes, as well as defects in third-party components included in its products. Because Kodak’s products are sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines. Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings. Although it has established internal procedures to minimize risks which may arise from product quality issues, there can be no assurance it will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Product reliability, yield and quality issues can impair its relationships with new or existing customers and adversely affect its brand image; product quality issues can result in recalls, warranty, or other service obligations and litigation, and its reputation as a producer of high quality products could suffer, which could adversely affect its business as well as its financial results.

The competitive pressures it faces could harm Kodak’s revenue, gross margins, cash flow and market share.

The markets in which Kodak does business are highly competitive with large, entrenched, and well financed industry participants, many of which are larger than Kodak. In addition, it encounters aggressive price competition for many of its products and services from numerous companies globally. Any of its competitors may:

•	foresee the course of market developments more accurately than it does;

•	sell superior products and provide superior services or offer a broader variety of products and services;

•	have the ability to produce or supply similar products and services at a lower cost;

•	have better access to supplies and the ability to acquire supplies at a lower cost;

•	develop stronger relationships with its suppliers or customers;

•	adapt more quickly to new technologies or evolving customer requirements than it does; or

•	have access to capital markets or other financing sources on more favorable terms than it can obtain.

As a result, Kodak may not be able to compete successfully with its competitors. Finally, it may not be able to maintain its operating costs or prices at levels which would allow it to compete effectively. Kodak’s results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures. If its products, services and pricing are not sufficiently competitive with current and future competitors, it could also lose market share, adversely affecting its revenue, gross margins and cash flow.

An inability to provide competitive financing arrangements to Kodak’s customers or extension of credit to customers whose creditworthiness deteriorates could adversely impact its revenue, profitability and financial position.

The competitive environment in which Kodak operates may require it to facilitate or provide financing to its customers in order to win a contract. Customer financing arrangements may cover all or a portion of the purchase price for its products and services. It may also assist customers in obtaining financing from banks and other sources. Its success may be dependent, in part, upon its ability to provide customer financing on competitive terms and on its customers’ creditworthiness. Tightening of credit in the global financial markets can adversely affect the ability of Kodak’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for its products and services. If Kodak is unable to provide competitive financing solutions to its customers or if it extends credit to customers whose creditworthiness deteriorates, its revenues, profitability and financial position could be adversely impacted.

If the U.K. Kodak Pension Plan Purchasing Parties (“KPP Purchasing Parties”) are not able to successfully operate the Personalized Imaging and Document Imaging Business (the “PI/DI Business”) acquired from Kodak or meet their commitments under supply, service and transition services and other agreements entered into with the Company, its brand, reputation and financial results could suffer.

The Amended and Restated Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, and, solely for the purposes of Section 11.4, KPP Holdco Limited, dated August 30, 2013 (“Amended SAPA”) and certain related agreements permit the KPP Purchasing Parties to use the Kodak name and brand in its operation of the PI/DI Business on a going-forward basis. If the KPP Purchasing Parties are not successful in the operation of the PI/DI Business, Kodak’s brand image and reputation as a producer of high quality products could be harmed, which could adversely affect its financial results or operations. In addition, in connection with the closing under the Amended SAPA, on the Effective Date, the Company entered into certain supply and transition services agreements with the KPP Purchasing Parties under which the KPP Purchasing Parties are purchasing supplies and services from Kodak. The inability of the KPP Purchasing Parties to make payments as they are due under the supply, service and transition service agreements could negatively affect Kodak’s financial results.

If Kodak cannot attract, retain and motivate key management and other key employees, its revenue and earnings could be harmed.

In order for it to be successful, Kodak must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions. Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in Kodak’s targeted growth markets, are critical to its future. It may be unable to attract and retain highly qualified management and employees, particularly if it does not offer employment terms competitive with the rest of the market. Failure to attract and retain qualified individuals, key leaders, executives and employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, which could adversely affect its business.

If Kodak cannot effectively anticipate technology trends and develop and market new products to respond to changing customer preferences, its revenue, earnings and cash flow could be adversely affected.

Kodak serves imaging needs for business markets, including packaging, micro 3D printing, graphic communications and enterprise services. Its success in these markets depends on its ability to offer differentiated solutions and technologies to capture market share and grow scale. To enable this, it must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products it provides to customers may not or may no longer meet the needs of its customers as the business models of its customers evolve. Its customers may decide to outsource their imaging needs or may purchase imaging services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services its customers will demand. The success of Kodak’s business depends in part on its ability to identify and respond promptly to changes in customer preferences, expectations and needs. If it does not timely assess and respond to changing customer expectations, preferences and needs, its financial condition, results of operations or cash flows could be adversely affected.

If Kodak is unable to timely anticipate new technology trends, develop improvements to its current technology to address changing customer preferences, and effectively communicate its businesses, products, and the markets it serves, its revenue, earnings and cash flow could be adversely affected.

The success of Kodak’s technology development efforts may be affected by the development efforts of its competitors, which may have more financial and other resources to better ascertain technology trends, changing customer preferences, and changing business expectations or models. Kodak’s assessment and response may as a result be incomplete or inferior when compared to its competitors, which could adversely affect its product roadmaps and associated revenue streams.

If Kodak’s investment in research and product development is inadequate, its response to changing customer needs and changing market dynamics may be too slow and this may adversely affect revenue streams from new products and services.

Kodak has outsourced a significant portion of its overall worldwide manufacturing, logistics and back office operations and faces the risks associated with reliance on third-party suppliers.

Kodak has outsourced a significant portion of its overall worldwide manufacturing, logistics, customer support and administrative operations to third parties. To the extent it relies on third-party service providers, it faces the risk those third parties may not be able to:

•	develop manufacturing methods appropriate for Kodak’s products;

•	maintain an adequate control environment;

•	quickly respond to changes in customer demand for Kodak’s products;

•	obtain supplies and materials necessary for the manufacturing process; or

•	mitigate the impact of labor shortages and/or disruptions.

Further, even if Kodak honors its payment and other obligations to its key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms. In addition, it may experience shortages in supply and disruptions in service as a result of unexpected demand, transportation and logistical limitations, and/or disruptions or production difficulties at its suppliers, such as disruptions due to fires, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of its suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from its suppliers, Kodak may be unable to meet its customer commitments, its costs could be higher than planned, and its cash flows and the reliability of its products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee it will be successful in preventing or mitigating the effects of unilateral actions by its suppliers.

Other supplier problems that Kodak could face include electronic component shortages, excess supply, risks related to the duration and termination of its contracts with suppliers for components and materials and risks related to the ability to obtain products, components or services from single source suppliers on favorable terms or at all. The realization of any of these risks, should alternative third-party relationships not be established, could cause interruptions in supply or increases in costs which might result in Kodak’s inability to meet customer demand for its products, damage to its relationships with its customers, and reduced market share, all of which could adversely affect its results of operations and financial condition.

Business disruptions could seriously harm Kodak’s future revenue and financial condition and increase its costs and expenses.

Worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber-attacks, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which Kodak is predominantly self-insured. The occurrence of any of these business disruptions could seriously harm its revenue and financial condition and increase its costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to its operations or the operations of its suppliers, distributors and resellers, or customers. It has operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China, Canada and Germany. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact its ability to provide a particular product or service for a period of time. In addition, any telecommunications failure, cyber-attack or security breach could compromise Kodak’s information technology systems and result in the loss of proprietary information or operating data, damage its reputation, or otherwise adversely impact its operations. These events could seriously harm Kodak’s revenue and financial condition, and increase its costs and expenses. Additionally, as cyber threats continue to evolve, Kodak may be required to expend additional resources to continue to enhance its information security measures or to investigate and remediate any information security vulnerabilities.

Improper disclosure of personal data could result in liability and harm Kodak’s reputation.

Kodak stores and processes personally-identifiable information of its employees and, in some case, its customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of the increasingly hostile information security environment. This environment demands Kodak continuously improve its design and coordination of security controls across its businesses and geographies. Despite these efforts, it is possible its security controls over personal data, its training of employees and vendors on data security, and other practices it follows may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm its reputation or subject it to liability under laws which protect personal data, resulting in increased costs or loss of revenue.

If Kodak cannot protect the intellectual property rights on which its business depends, or if third parties assert it violates their intellectual property rights, its revenue, earnings, expenses and liquidity may be adversely impacted.

A key differentiator for Kodak in many of its businesses is its technological advantage over competitors’ products and solutions. Its technological advantage is supported by Kodak’s intellectual property rights. Patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with Kodak’s employees, customers, suppliers and other parties, may not be effective in establishing, maintaining, protecting and enforcing Kodak’s intellectual property rights. Any of Kodak’s direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed, diluted, disclosed or misappropriated, or such intellectual property rights may not be sufficient to permit it to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, Kodak may be unable to protect its proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect its competitive position. Also, much of Kodak’s business and many of its products rely on key technologies developed or licensed by third parties and, because of the rapid pace of technological change in the information technology industry, it may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all.

Kodak also licenses third parties to use its trademarks. In an effort to preserve its trademark rights, Kodak enters into license agreements with these third parties which govern the use of its trademarks, and which require its licensees to abide by quality control standards with respect to the goods and services they provide under the trademarks. Although Kodak makes efforts to police the use of its trademarks by its licensees, there can be no assurance these efforts will be sufficient to ensure the licensees abide by the terms of their licenses. In the event Kodak’s licensees fail to do so, its trademark rights could be diluted. Because the laws and enforcement regimes of certain countries do not protect proprietary rights to the same extent as in the United States, in certain jurisdictions Kodak may be unable to adequately prevent such unauthorized uses, which could result in impairment of its trademark rights.

Kodak has made substantial investments in new, proprietary technologies and has filed patent applications and obtained patents to protect its intellectual property rights in these technologies as well as the interests of its licensees. There can be no assurance Kodak’s patent applications will be approved, any patents issued will be of sufficient scope or strength to provide it with meaningful protection, or such patents will not be challenged by third parties. Furthermore, Kodak may fail to accurately predict all of the countries where patent protection will ultimately be desirable, and if it fails to timely file a patent application in any such country, it may be precluded from doing so at a later date. The patents issuing may vary in scope of coverage depending on the country in which such patents issue.

In addition, third parties may claim Kodak’s customers, licensees or other parties indemnified by it are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit Kodak’s access to certain markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like Kodak. Even if it believes the claims are without merit, these claims may have the following negative impacts on its business:

•	claims can be time consuming and costly to defend and may distract management’s attention and resources;

•	claims of intellectual property infringement may require it to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting it from marketing or selling certain of its products;

•	even if it has an agreement with a third party to indemnify it against such costs, the indemnifying party may be unable to uphold such party’s contractual obligations; and

•	if it cannot or does not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, its revenue and earnings could be adversely impacted.

Finally, Kodak uses open source software in connection with its products and services. Companies which incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, Kodak could be subject to suits by parties claiming ownership of what it believes to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost; any requirement to disclose Kodak’s source code or pay damages for breach of contract could be harmful to its business results of operations and financial condition.

Kodak’s future pension and other postretirement benefit plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, market performance of plan assets and obligations imposed by legislation or pension authorities which could adversely affect its financial position, results of operations, and cash flow.

Kodak has significant defined benefit pension and other postretirement benefit obligations. The funded status of its U.S. and non U.S. defined benefit pension plans (and other postretirement benefit plans), and the related cost reflected in its financial statements, are affected by various factors subject to an inherent degree of uncertainty. Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, healthcare cost trend rates, mortality trends, and other economic and demographic factors. Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation or pension authorities could lead to a potential future need to contribute cash or assets to Kodak’s plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on Kodak’s consolidated results of operations, financial position or liquidity.

In past years, Kodak has experienced increases in the costs of these defined benefit pension and postretirement benefit obligations as a result of macro-economic factors beyond its control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates and mortality rates used to calculate pension and related liabilities. At least some of these macro-economic factors may again put pressure on the cost of providing pension and medical benefits. There can be no assurance it will succeed in limiting cost increases. In addition, continued upward pressure, including any as a result of new legislation, could reduce the profitability of its businesses.

Kodak may be required to recognize impairments in the value of its goodwill and/or other long-lived assets resulting from the application of fresh start accounting, which could adversely affect its results of operations.

Upon emergence from bankruptcy, Kodak applied fresh start accounting pursuant to which the reorganization value was allocated to the individual assets and liabilities based on their estimated fair values. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill. In connection with fresh start, Kodak also fair valued its other long-lived assets, including intangible assets. The determination of reorganization value, equity value of the Company’s common stock and fair value of assets and liabilities is dependent on various estimates and assumptions, including financial projections and the realization of certain events. Kodak tests goodwill and indefinite lived intangible assets for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Kodak evaluates other long-lived assets for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairments could occur in the future if Kodak’s expected future cash flows decline, market or interest rate environments deteriorate, or if carrying values change materially compared with changes in their respective fair values.

Kodak’s businesses experience seasonality of sales. Therefore, lower demand for Kodak’s products or increases in costs during periods which are expected to be at peak in seasonality may have a pronounced negative effect on its results of operations.

Equipment and consumables sales generally exhibit higher levels in the fourth quarter due to the seasonal nature of placements, resulting from customer or industry budgeting practices. As a result, a sequential quarter-to-quarter comparison is not a good indication of Kodak’s performance or how it will perform in the future. In addition, adverse developments during what are expected to be peak periods in seasonality, such as lower-than-anticipated demand for its products, an internal systems failure, increases in materials costs, or failure of or performance problems with one of its key logistics, components supply, or manufacturing partners, could have a material adverse impact on its financial condition and operating results. Tight credit markets which limit capital investments or a weak economy which decreases print demand could negatively impact equipment or consumable sales. These external developments are often unpredictable and may have an adverse impact on its business and results of operations.

If Kodak fails to manage distribution of its products and services properly, its revenue, gross margins and earnings could be adversely impacted.

Kodak uses a variety of different distribution methods to sell and deliver its products and services, including third-party resellers and distributors and direct and indirect sales to both enterprise accounts and customers. Successfully managing the interaction of direct and indirect channels to various potential customer segments for its products and services is a complex process. Moreover, since each distribution method has distinct risks and costs, Kodak’s failure to achieve the most advantageous balance in the delivery model for its products and services could adversely affect its revenue, gross margins and earnings. This has concentrated Kodak’s credit and operational risk and could result in an adverse impact on its financial performance.

Kodak’s future results could be harmed if it is unsuccessful in its efforts to expand sales in emerging markets.

Because Kodak is seeking to expand its sales and number of customer relationships outside the United States, and specifically in emerging markets in Asia, Latin America and Eastern Europe, Kodak’s business is subject to risks associated with doing business internationally, such as:

•	support of multiple languages;

•	recruitment of sales and technical support personnel with the skills to design, manufacture, sell and supply products;

•	compliance with governmental regulation of imports and exports, including obtaining required import or export approval for its products;

•	complexity of managing international operations;

•	exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices which may favor local competition;

•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, anti-corruption, anti-dumping, economic sanction, labor, and employment laws;

•	difficulties in collecting accounts receivable;

•	limitations or restrictions on the repatriation of cash;

•	limitations or reductions in protection of intellectual property rights;

•	complications in logistics and distribution arrangements; and

•	political or economic instability.

There can be no assurance Kodak will be able to market and sell its products in all of its targeted markets. If its efforts are not successful, its business growth and results of operations could be harmed. As a global company, Kodak is subject to regulatory requirements and laws in the jurisdictions in which it operates, and any alleged non-compliance with these requirements or laws could result in an adverse financial or reputational impact.

Kodak is subject to environmental laws and regulations and failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on its business, results of operations and financial condition.

Kodak is subject to environmental laws and regulations in the jurisdictions in which it conducts its business, including laws regarding the discharge of pollutants, including greenhouse gases, into the air and water, the need for environmental permits for certain operations, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of its products and the recycling and treatment and disposal of its products. If it does not comply with applicable laws and regulations in connection with the use and management of hazardous substances, or otherwise incurs liabilities under such laws which in some instances can impose liability without regard to fault, then it could incur liability and/or could be prohibited or limited in the operation of certain facilities, which could have a material adverse effect on its business, results of operations and financial condition. The cost of complying with such laws, and costs associated with the cleanup of contaminated sites, could have a material adverse effect on its business, results of operations and financial condition.

In addition, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation have entered into a settlement agreement concerning certain of the Company’s historical environmental liabilities at Eastman Business Park through the establishment of a $49 million environmental remediation trust. Should historical liabilities exceed $49 million, New York State is responsible for payments of cost up to an additional $50 million. In the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million, which could have a material adverse effect on its financial condition. The settlement agreement was implemented on May 20, 2014. The settlement agreement includes a covenant not to sue from the U.S. Environmental Protection Agency. Any uncertainties related to the Company’s environmental obligations may impact its ability to further develop and transform Eastman Business Park.

Kodak’s business, results of operations and financial condition may be negatively impacted by legal matters.

Kodak has various contingencies which are not reflected on its balance sheet, including those arising as a result of being involved from time to time in a variety of claims, lawsuits, investigations and proceedings concerning: commercial, customs, employment, and intellectual property matters, as well as the Employee Retirement Income Security Act (ERISA) and other laws and regulations as discussed in the “Contingencies” note in the Consolidated Financial Statements. Should developments in any of these matters cause a change in its determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on its results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Regulations related to “conflict minerals” will require Kodak to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing Kodak’s products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has developed a framework and management system consistent with the guidance issued by the Organization for Economic Co-operation and Development (OECD), and is currently performing due diligence on its supply chain. It expects to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require all of the components of its products be certified as conflict-free, which could place it at a competitive disadvantage if it is unable to do so. Because Kodak’s supply chain is complex, it may also not be sufficiently able to verify the origins of the relevant minerals used in its products through the due diligence procedures it implements, which may harm its reputation.

Kodak has determined certain of its products contain such specified minerals, and it has developed a process to identify where such minerals originated. It filed its Conflict Minerals Disclosure report on June 1, 2015. As of the date of its conflict minerals report for the 2014 calendar year, it was unable to determine whether or not such minerals originate from the DRC or adjoining country.

Risks Related to the Company’s Indebtedness and Access to Capital Markets

The combination of the stricter covenant requirements in the First Lien Term Credit Agreement and Second Lien Term Credit Agreement, Kodak’s on-going investment in growth businesses, and softening and volatility of global economic conditions and foreign currency exchange rates, could make it difficult for the Company to satisfy the leverage covenants under the Term Credit Agreements on an on-going basis.

The Company is obligated to comply with a number of financial and other covenants contained in the Credit Agreements. Kodak intends to conduct its operations in a manner which will result in continued compliance with the secured leverage ratio covenants under the Term Credit Agreements; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction. If the Company is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Credit Agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreements to be immediately due and payable. Refer to “Risks Related to Kodak’s Business risk factor—There can be no assurance the Company will be able to comply with the terms of its various credit facilities” for a description of additional risks relating to compliance with the covenants under the Credit Agreements.

The availability of borrowings and letters of credit under the ABL Credit Agreement is limited by the amount of various types of assets and, under certain circumstances, the administrative agent under the ABL Credit Agreement will have greater control over Kodak’s cash.

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment, Eligible Cash and Qualified Cash less specified reserves as described in “Note 8: Short-term Borrowings and Long-term Debt” to the consolidated financial statements incorporated by reference into this report. Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past two years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter. If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $118 million of outstanding letters of credit and the $30 million of Excess Availability required under the ABL Credit Agreement, the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement. Additional cash deposited in the Eligible Cash account would be classified as restricted cash, would not be available to support ongoing working capital and investment needs and could not be used in determining the Net Secured Leverage Ratio under the Term Loan Agreements. If the administrative agent under the ABL Credit Agreement executed cash dominion, it would increase operational complexities for the Company. An event of default would occur if neither of these alternatives were achieved.

The Company’s substantial monetary obligations require a portion of its cash flow be used to pay interest and fund other obligations rather than be invested in the business and could adversely affect its ability to fund its operations.

The Company’s indebtedness under the Credit Agreements and its other obligations could have important negative consequences to the Company and investors in its securities. These include the following:

•	it may not be able to satisfy all of its obligations, including, but not limited to, its obligations under the Credit Agreements, which may cause a cross-default or cross-acceleration on other debt it may have incurred;

•	it could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancing or other purposes;

•	it will have to use a significant part of its cash flow or cash balances to make payments on its debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion; and

•	adverse economic or industry conditions may have more of a negative impact on it.

The Company cannot be sure cash generated from its business will be as high as it expects or its expenses will not be higher than it expects. Because a portion of its expenses are fixed in any given year, its operating cash flow margins are highly dependent on revenues, which are largely driven by customer demand. A lower amount of cash generated from its business or higher expenses than expected, when coupled with its debt obligations, could adversely affect its ability to fund its operations.

Kodak’s access to the capital markets may be limited.

Because of the emergence from bankruptcy in 2013, Kodak’s current non-investment grade credit rating, and/or general conditions in the financial and credit markets, its access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time. Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the Credit Agreements;

•	investor confidence in Kodak and the markets in which it operates;

•	its financial performance and the financial performance of its subsidiaries;

•	its levels of debt;

•	its ability to generate positive cash flow;

•	its requirements for posting collateral under various commercial agreements;

•	its credit ratings;

•	its cash flow;

•	its long-term business prospects; and

•	general economic and capital market conditions, including the timing and magnitude of any market recovery.

Kodak may not be successful in obtaining additional capital for these or other reasons. An inability to access capital may limit its ability to meet its operating needs and, as a result, may have a material adverse effect on its financial condition, results of operations and cash flows.

The current non-investment grade status may adversely impact Kodak’s commercial operations, increase its liquidity requirements and increase the cost of refinancing opportunities. It may not have adequate liquidity to post required amounts of additional collateral.

The Company’s corporate family credit rating is currently below investment grade and there are no assurances its credit ratings will improve, or they will not decline, in the future. Its credit ratings may affect the evaluation of its creditworthiness by trading counterparties and lenders, which could put it at a disadvantage to competitors with higher or investment grade ratings.

In carrying out its commercial business strategy, the current non-investment grade credit ratings have resulted and will likely continue to result in requirements that Kodak either prepay obligations or post significant amounts of collateral to support its business. Additionally, the current non-investment grade credit ratings may limit its ability to obtain additional sources of liquidity, refinance its debt obligations or access the capital markets at the lower borrowing costs which would presumably be available to competitors with higher or investment grade ratings. Should its ratings continue at their current levels, or should its ratings be further downgraded, it would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Kodak’s worldwide headquarters is located in Rochester, New York.

Products in the Print Systems Segment are manufactured in the United States in Rochester, New York and Columbus, Georgia. Manufacturing facilities outside the United States are located in Germany, China, Japan and Canada.

Products in the Enterprise Inkjet Systems Segment are manufactured in the United States in Rochester, New York and Dayton, Ohio. Manufacturing facilities outside the United States are located in China.

Products in the Micro 3D Printing and Packaging Segment are manufactured in the United States in Rochester, New York and Weatherford, Oklahoma. Manufacturing facilities outside the United States are located in Japan, China and Israel.

Products in the Software and Solutions Segment are manufactured in the United States in Rochester, New York. Manufacturing facilities outside the United States are located in Canada. Software development facilities are located in Canada.

Products in the Consumer and Film Segment are manufactured in the United States in Rochester, New York. Manufacturing facilities outside the United States are located in China.

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

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Stock Ownership Plan (‘SOP’) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation. The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP. Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. Defendants’ motion to dismiss the litigation was denied on December 17, 2014. Representatives of the named plaintiffs, individual defendants, the relevant insurer and the Company participated in a mediation session on February 24, 2016 and are continuing to work toward the potential final settlement of this matter. The Company believes that the case is without merit and has vigorously defended the defendants on their behalf.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position. Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2015, Kodak maintained accruals of approximately $11 million for claims aggregating approximately $176 million inclusive of interest and penalties where appropriate. In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

			Year First Elected
Name	Age	Positions Held	an Executive Officer	to Present Office
Jeffrey J. Clarke	54	Chief Executive Officer	2014	2014
Philip Cullimore	50	Senior Vice President	2015	2015
Brad W. Kruchten	56	Senior Vice President	2009	2015
Eric-Yves Mahe	53	Senior Vice President	2015	2015
John N. McMullen	57	Chief Financial Officer	2014	2014
John O’Grady	52	Vice President	2016	2016
Steven Overman	47	Senior Vice President	2015	2015
Eric H. Samuels	48	Chief Accounting Officer and Corporate Controller	2009	2009
Terry R. Taber	61	Senior Vice President	2009	2010
Sharon E. Underberg	54	General Counsel, Secretary, and Senior Vice President	2015	2015

The executive officers’ biographies follow:

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

Clarke has served on the board of directors of Red Hat, Inc., an enterprise software company, since 2008. In March 2016, Clarke was appointed to the board of directors of Autodesk, Inc., a 3D design, engineering and entertainment software company. He served as Chairman of Orbitz Worldwide, a global online travel agency, after leading the company’s IPO in July 2007, until April 2014 and was also a director for the Compuware Corporation, an enterprise software company, from November 2013 until December 2014. Clarke served on the board of directors of Utstarcom, which designs and manufactures communications equipment, from 2005 to 2010.

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

During Cullimore’s fifteen years at Kodak, he has directed Kodak’s strategy in the photographic printing market and taken responsibility for Kodak’s Wide Format Printer and Inks participation at ENCAD Inc, with assignments in the U.K., U.S., and Switzerland.

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

From January 2012 to January 2015, Kruchten was President of the Graphics, Entertainment and Commercial Films business segment, and from May 2009 to January 2012, he was the President of the Film, Photofinishing & Entertainment Group (“FPEG”). In this capacity, he was responsible for profit and loss for all silver halide products. The Board of Directors elected him a senior vice president in 2009.

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

Kruchten’s career at Kodak began in 1982 as a Quality Engineer. In 1986, he moved into a sales position for Copy Products and over the next five years held a number of sales and marketing positions within Printer Products and Business Imaging Systems. In 1993, Kruchten became a product line manager for Business Imaging Systems. In 1998, he was named Strategic Business Unit Manager and a divisional vice president of the Capture and Services business within the Document Imaging unit. During his tenure, Kodak introduced a number of scanners which made the company the world’s leading seller of high-speed production scanning. In 2000, Kruchten was named Chief Operating Officer and vice president of the Document Imaging unit. As COO, he led the acquisition of the Imaging division of Bell & Howell. In 2001, Kruchten was named Site Manager, Kodak Colorado Division, and became a divisional vice president of Kodak’s Global Manufacturing unit. In 2002, he was the Chief Executive Officer of Encad Inc., a wholly-owned Kodak subsidiary.

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

Mahe earned his MBA. in Marketing and International Trade from Ecole Superieure de Commerce et d’Administration des Enterprises in Bretagne, France.

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

McMullen earned a B.A. degree in Finance with a concentration in Accounting from the University of Massachusetts.

John O’Grady

Effective January 1, 2016, John O’Grady is General Manager, Worldwide Sales, Print Systems Division. In this role, O’Grady manages the sales, service and regional marketing for the Print Systems Division on a worldwide basis in addition to the go-to-market back office operations for Kodak. He reports to Chief Executive Officer Jeff Clarke and Brad Kruchten, President, Print Systems Division.

From January 2015 to December 2015, O’Grady was Managing Director of the Europe, United States and Canada, Australia and New Zealand (EUCAN) Region. From December 2010 to December 2014, he was Managing Director, U.S. & Canada Region. From December 2008 to December 2010, O’Grady was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl, and from May 2007 to December 2008, he was Managing Director, EAMER, Consumer Businesses. The Board of Directors elected him a corporate vice president in March 2007.

O’Grady joined Kodak in 1997 following a 12-year career at Verbatim, and has held key business development and regional management positions in Kodak’s digital imaging businesses.

O’Grady graduated from the University of Limerick in Ireland with a Bachelor of Science degree in Electronics.

Steven Overman

Effective January 1, 2015, Steven Overman is President of the Consumer and Film Division and Kodak’s Chief Marketing Officer. He reports to Chief Executive Officer Jeff Clarke.

As President of the Consumer and Film Division, Overman leads Kodak’s most consumer-facing division, with responsibility for consumer inkjet solutions, motion picture and commercial films, synthetic chemicals, and consumer products. This division is responsible for the exploration of other potential initiatives in the consumer space.

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

Terry R. Taber, PhD

Terry Taber joined Kodak in 1980. In January 2009, he was named Chief Technical Officer, a position he currently holds. The Board of Directors elected him a corporate vice president in December 2008, and then a senior vice president in December 2010. Effective January 1, 2015, Taber was named President of the newly created Intellectual Property Solutions segment. He reports to Chief Executive Officer Jeff Clarke.

Taber was previously the Chief Operating Officer of Kodak’s Image Sensor Solutions (“ISS”) business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets. Prior to joining ISS in 2007, Taber held a series of senior positions in Kodak’s research and development and product organizations. During his more than 35 years at Kodak, Taber has been involved in new materials research, product development and commercialization, manufacturing, and executive positions in R&D and business management.

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

Taber received a B.S. degree in Chemistry from Purdue University and a Ph.D. in Organic Chemistry from the California Institute of Technology. He also received an M.S. in General Management from MIT as a Kodak Sloan Fellow. Taber was a Board Member of the Innovation & Material Sciences Institute and serves on the Executive Advisory Board of FIRST Rochester (For Inspiration and Recognition of Science and Technology). He also serves on the Executive Committee of the Rochester Business Alliance.

Sharon E. Underberg

Sharon Underberg has served as General Counsel, Secretary and Senior Vice President since January 2015. She is responsible for leading the company’s global legal function and for providing legal guidance to senior leadership and the Board of Directors. Underberg reports to Chief Executive Officer Jeff Clarke.

Underberg has been an attorney with Kodak for over 26 years, previously serving as Deputy General Counsel and Vice President, Legal Department from September 2014 to January 2015, and as Assistant General Counsel and Vice President, Legal Department, from June 2006 until September 2014. For much of her tenure with Kodak, she has specialized in global commercial transactions, particularly acquisitions, divestitures, joint ventures and corporate financings. Underberg has led the legal team on numerous deals, including the completion of the acquisitions of the Kodak Polychrome Graphics and NexPress joint ventures, the divestiture of the Health Imaging business, and the spinoff of the PI / DI Business. She has advised on every major financing transaction the Company has completed in the past 15 years. In addition, Underberg was an instrumental part of the team that led the Company through its chapter 11 restructuring, providing advice on a wide range of contractual, litigation, financing, and divestiture activities.

Underberg has been a manager in the Legal Department since 2006. During this time, she led legal teams in a wide variety of substantive areas, including corporate, transactional and commercial matters worldwide. From 2004 to 2006, Underberg served as Assistant Secretary, working with the Board of Directors and senior management on matters related to corporate governance, executive compensation, and SEC reporting and disclosure.

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

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KODK.” There were 2,952 shareholders of record of common stock on March 1, 2016.

MARKET PRICE DATA

The market price data below reflects the high and low sales price of the Company’s stock.

	2015		2014
	High	Low	High	Low
Price per share:
1st Quarter	$22.17	$17.80	$37.73	$25.46
2nd Quarter	$20.97	$16.54	$34.94	$23.71
3rd Quarter	$16.92	$13.25	$26.57	$20.49
4th Quarter	$17.31	$10.75	$23.82	$17.40

DIVIDEND INFORMATION

No dividends were paid during 2014 or 2015.

Dividends may be restricted under Kodak’s Credit Agreements. Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s (S&P) Information Technology Index and the S&P Midcap 400 Composite Stock Price Index by measuring the quarterly changes in common stock prices from September 23, 2013, plus reinvested dividends.

	9/23/13	9/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15	9/15	12/15

Eastman Kodak Company	100.00	128.87	178.92	172.16	126.13	113.25	111.91	97.89	86.60	80.52	64.64
S&P Midcap 400	100.00	105.21	113.98	117.44	122.52	117.64	125.11	131.76	130.36	119.29	122.39
S&P Information Technology	100.00	102.88	116.52	119.18	126.94	132.99	139.96	140.77	141.03	135.80	148.25

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2015 (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum That May Be Purchased under the Plans or Programs
October 1 through 31, 2015	3,231	15.46	n/a	n/a
December 1 through 31, 2015	14,437	12.63	n/a	n/a

Total	17,668	14.05

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)	Kodak does not currently have a publicly announced repurchase plan or program.

ITEM 6.	SELECTED FINANCIAL DATA

EASTMAN KODAK COMPANY

SUMMARY OF OPERATING DATA – UNAUDITED

	Successor				Predecessor
(in millions, except per share data, shareholders, and employees)	2015	2014		September 1, 2013 through December 31, 2013	January 1, 2013 through August 31, 2013	2012		2011

Net revenues from continuing operations	$1,798	$2,116		$812	$1,546	$2,751		$3,608

Earnings (loss) from continuing operations before interest expense, loss on extinguishment of debt, other (charges) income, net, reorganization items, net, and income taxes	54	(16)		(46)	457	(642)		(616)

(Loss) earnings from:
Continuing operations	(67)	(122)		(82)	2,201	(1,337)		(739)
Discontinued operations (5)	(8)	4		4	(135)	(42)		(25)
Net (loss) earnings	(75)	(118	)(1)	(78)	2,066 (2)	(1,379	)(3)	(764	)(4)
Less: Net earnings attributable to noncontrolling interests	5	5		3	—	—		—

Net (Loss) earnings Attributable to Eastman Kodak Company	(80)	(123)		(81)	2,066	(1,379)		(764)

Earnings and Dividends
(Loss) earnings from continuing operations
- % of net sales from continuing operations	-3.7%	-5.8%		-10.1%	142.4%	-48.6%		-20.5%
Net (loss) earnings
- % return on average equity	-39.9%	-25.9%		-12.7%	70.6%	-45.8%		-44.6%
Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	(1.72)	(3.05)		(2.04)	8.08	(4.92)		(2.75)
Discontinued operations	(0.19)	0.10		0.10	(0.50)	(0.15)		(0.09)

Total	(1.91)	(2.95)		(1.94)	7.58	(5.07)		(2.84)

Cash dividends declared and paid
- on common shares	—	—		—	—	—		—
- per common share	—	—		—	—	—		—
Weighted average common shares outstanding at end of period	41.9	41.7		41.7	272.7	271.8		269.1
Shareholders at year end	2,997	4,860		1,511	N/A	48,656		49,760

Statement of Financial Position Data
Working capital	819	951		1,086	564	(806)		(60)
Property, plant and equipment, net	426	524		684	507	607		796
Total assets	2,138	2,556		3,200	3,037	4,321		4,676
Short-term borrowings and current portion of long-term debt	5	5		4	681	699		152
Long-term debt, net of current portion	675	672		674	370	740		1,363

Supplemental Information
Research and development costs	$61	$94		$33	$66	$168		$195
Depreciation	120	174		67	91	182		221
Employees as of year end
- in the U.S.	2,800	3,200		3,600	n/a	5,980		8,350
- worldwide	6,400	7,300		8,800	n/a	13,100		17,100

EASTMAN KODAK COMPANY

SUMMARY OF OPERATING DATA – UNAUDITED (CONT’D)

Historical results are not indicative of future results.

(1)	Includes $70 million in revenues from non-recurring intellectual property agreements that increased net after-tax income from continuing operations by $70 million.
(2)	Includes proceeds of $535 million from the sale and licensing of certain intellectual property assets, pre-tax goodwill impairment charges of $77 million; income of $2,026 million in pre-tax reorganization items, net; and net charges of $84 million related to discrete tax items. These items increased after-tax income from continuing operations by $2.4 billion.
(3)	Includes $843 million in pre-tax reorganization items, net; and a net benefit of $320 million related to discrete tax items. These items increased net after-tax loss from continuing operations by $523 million.
(4)	Includes $69 million of income related to gains on asset sales which decreased after-tax loss from continuing operations by $69 million.
(5)	Refer to Note 27, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the (loss) earnings from discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the years ended December 31, 2015 and 2014, four months ended December 31, 2013 and eight months ended August 31, 2013. All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-K includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to comply with the covenants in the Credit Agreements;

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

•	the ability of Kodak to achieve cash forecasts, financial projections, and projected growth;

•	Kodak’s ability to achieve the financial and operational results contained in its business plans;

•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt;

•	Kodak’s ability to discontinue, sell or spin-off certain non-core businesses or operations, or otherwise monetize assets;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies, including its micro 3D printing of touch sensors;

•	Kodak’s ability to effectively compete with large, well-financed industry participants;

•	continued sufficient availability of borrowings and letters of credit under the ABL Credit Agreement, Kodak’s ability to obtain additional financing if and as needed and Kodak’s ability provide or facilitate financing for its customers;

•	Kodak’s ability to attract and retain key executives, managers and employees;

•	the performance by third parties of their obligations to supply products, components or services to Kodak; and

•	the impact of the global economic environment on Kodak.

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

OVERVIEW

Revenue declined $318 million (15.0%) from 2014 to 2015. The year over year revenue declines were primarily due to the adverse impact of foreign currency (approximately $150 million), lower revenues from non-recurring intellectual property and brand licensing arrangements (approximately $62 million) and volume declines in the Consumer and Film segment (approximately $82 million). Cost reductions helped overcome the resulting impact of the revenue decline on earnings.

Kodak’s strategy is to:

•	Use Kodak’s divisional structure to drive accountability, transparency, and speed of decision making;

•	Focus product investment in growth engines - Sonora, Packaging, Micro 3D Printing and Software and Services;

•	Maintain stable market leadership position and cash flows associated with Print Systems;

•	Manage the expected decline in and maximize cash generated by mature businesses;

•	Continue to streamline processes to drive cost reductions and improve operating leverage; and

•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•	Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market. Print Systems’ revenues declined $151 million in 2015 with approximately $107 million of the decline attributable to the adverse impact of foreign currency.

•	In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline. Kodak’s Prosper Inkjet Systems business is early in its lifecycle but is expected to build scale and profitability, placing equipment with direct customers as well as a growing base of original equipment manufacturer (“OEM”) partners. Revenues from the Kodak Prosper portfolio increased 35% in 2015 versus the prior year period. Kodak is in talks with prospective buyers about offers to purchase its Prosper business. Enterprise Inkjet Systems’ revenue declined $12 million compared with 2014, with approximately $14 million attributable to the adverse impact of foreign currency.

•	In Micro 3D Printing and Packaging, the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business. Within Micro 3D Printing, Kodak has been developing solutions in two technologies – silver halide mesh and copper mesh. Kodak will exit its position in silver metal mesh development and focus its development of touch sensors on copper mesh. Kodak expects that continued growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment. Growth in Packaging revenue is driven by an increasing installed base of Flexcel NX Systems which drives growth in Flexcel NX plate volumes. Flexcel NX plate volume improved by 26% in 2015 versus the prior year period. Micro 3D Printing and Packaging revenue declined $2 million compared with 2014 with approximately $14 million attributable to the adverse impact of foreign currency.

•	The Software and Solutions segment is comprised of Kodak Technology Solutions, which includes Enterprise Services and Solutions, and Unified Workflow Solutions. Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes growing product lines that leverage existing technologies and intellectual property in new applications. These business initiatives generally do not require substantial additional investment, and Kodak expects that they will grow in contribution to earnings.

•	The Consumer and Film segment’s revenues are expected to continue to decline. Consumer and Film’s revenue declined $87 million compared with 2014.

•	Selling, general and administrative expenses (“SG&A”) and research and development (“R&D”) expenses declined a combined $114 million compared with 2014, as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations and renegotiations of vendor contracts.

•	Kodak plans to continue to pursue monetization of its asset base, including selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak, and other manufacturers’ equipment, and film based products), equipment, software, services, integrated solutions, and intellectual property and brand licensing. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. For equipment sales, revenue recognition may depend on completion of installation based on the type of equipment, level of customer specific customization and other contractual terms. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive.

At the time revenue is recognized, Kodak also records reductions to revenue for customer incentive programs. Such incentive programs include cash and volume discounts and promotional allowances. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, Kodak uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals are recorded. Future market conditions and product transitions may require Kodak to take actions to increase customer incentive offers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Kodak performs a test for goodwill impairment annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management.

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Micro 3D Printing and Packaging segment has two goodwill reporting units: Packaging and Micro-3D Printing. The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions. The Consumer and Film segment has three goodwill reporting units: Consumer Inkjet Solutions, Motion Picture, Industrial Chemicals and Films and Consumer Products. The Enterprise Inkjet Systems segment has two goodwill reporting units: Commercial Inkjet Printing Solutions and Digital Front-End Controllers. The Intellectual Property Solutions segment and the Eastman Business Park segment each have one goodwill reporting unit.

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

Kodak performed a quantitative test of impairment for all reporting units for its annual impairment test as of October 1, 2015. Except for the Prepress Solutions, Packaging and Unified Workflow Solutions reporting units, Kodak did not use the guideline public company method because reporting unit EBITDA results were negative, which would have only allowed the application of a revenue multiple in determining fair value under the guideline public company method, and/or reporting units ranked below all the selected market participants for these financial measures. When using the guideline public company method, multiples should be derived from companies that exhibit a high degree of comparability to the business being valued. Kodak ultimately gave 100% weighting to the discounted cash flow method for these reporting units. For the Prepress Solutions, Packaging and Unified Workflow Solutions reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from October 1, 2015 to December 31, 2024 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections. Discount rates of 20% to 38% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value was included for all reporting units, except for the Consumer Inkjet Systems reporting unit, at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate. The terminal value is calculated using the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period.

Based upon the results of Kodak’s October 1, 2015 analysis, Kodak concluded that the carrying value of the Intellectual Property Solutions reporting unit exceeded its implied fair value and recorded a pre-tax impairment charge of $2 million in the fourth quarter of 2015 that is included in Other operating expense (income), net in the Consolidated Statement of Operations, representing the entire amount of goodwill for this reporting unit. No impairment of goodwill was indicated for any other reporting units.

In 2015, Kodak changed the date of the annual goodwill impairment test from October 1 to December 31 to better align with its strategic business planning process. Kodak updated its quantitative test of impairment for all reporting units as of December 31, 2015 using assumptions consistent with the October 1 impairment test except the projected cash flows reflected the probability of selling the Prosper business and ceasing the silver metal mesh development operations within Micro 3D Printing. Based upon the results of Kodak’s December 31, 2015 analysis, no impairment of goodwill was indicated.

Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if market or interest rate environments deteriorate, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Kodak performed the annual test of impairment as of October 1, 2015.

The fair value of the Kodak trade name, which has a carrying value of $46 million, was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from October 1, 2015 to December 31, 2024, including a terminal year with growth rates ranging from –2% to 3%; (b) royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 22% to 38%, which were based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s October 1, 2015 assessment, no impairment of the Kodak trade name was indicated. In 2015, Kodak changed the date of the annual impairment test of the Kodak trade name from October 1 to December 31 to better align with its strategic business planning process. Kodak updated its impairment test using the assumptions consistent with the October 1 impairment test except the forecasted revenues reflected the probability of selling the Prosper business and ceasing the silver metal mesh development operations within Micro 3D Printing. Based upon the results of Kodak’s December 31, 2015 analysis, the fair value of the Kodak trade name exceeded its carrying value by 3% and no impairment was indicated. Kodak expects an impairment of the Kodak trade name related to the sale of the Prosper business. The value and timing of the impairment will depend on the sale process. Impairment of the Kodak trade name could also occur in the future if expected revenues decline for other businesses or if there are significant changes in the discount or royalty rates.

Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating long-lived assets for impairment, the carrying value of an asset group is compared to its estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group. The impairment is the excess of the carrying value over the fair value of the long-lived asset group.

In 2016 Kodak decided to exit its position in silver metal mesh development. As of December 31, 2015 the estimated undiscounted cash flows were greater than the carrying value of the long-lived assets associated with those operations. Therefore no impairment was reported as of December 31, 2015. There were approximately $10 million of tangible and $9 million of intangible long-lived assets associated with the silver metal mesh development as of December 31, 2015. Kodak expects an impairment of the long-lived assets of the silver metal mesh development operations to occur during the quarter ended March 31, 2016. The value of the impairment will depend on the estimated ability to recover value from the tangible assets.

The value of property, plant, and equipment is depreciated over its expected useful life in such a way as to allocate it as equitably as possible to the periods during which services are obtained from their use, which aims to distribute the value over the remaining estimated useful life of the unit in a systematic and rational manner. An estimate of useful life not only considers the economic life of the asset, but also the remaining life of the asset to the entity. Impairment of long-lived assets other than goodwill and indefinite lived intangible assets could occur in the future if expected future cash flows decline or if there are significant changes in the estimated useful life of the assets.

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. As of December 31, 2015, Kodak has net deferred tax assets before valuation allowances of approximately $1,228 million and a valuation allowance related to those net deferred tax assets of approximately $1,201 million, resulting in net deferred tax assets of approximately $27 million. The net deferred tax assets can be used to offset taxable income in future periods and reduce Kodak’s income tax payable in those future periods. At this time, it is considered more likely than not that taxable income in the future will be sufficient to allow realization of these net deferred tax assets. However, if Kodak is unable to generate sufficient taxable income, then a valuation allowance to reduce net deferred tax assets may be required, which could materially increase expenses in the period the valuation allowance is recognized. Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Kodak considers both positive and negative evidence in determining whether a valuation allowance is needed by territory including, but not limited to, whether particular entities are in three year cumulative income positions.

In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effects of other categories of income or loss, such as Other comprehensive (loss) income. However, an exception to this rule applies when there is a loss from continuing operations and income from items outside of continuing operations that must be considered. This exception requires that income from discontinued operations and items charged or credited directly to other comprehensive income be considered in determining the amount of tax benefit that results from a loss in continuing operations. This exception affects the allocation of the tax provision amongst categories of income.

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak has a deferred tax liability (net of related foreign tax credits) of $102 million and $159 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2015 and 2014, respectively. Kodak also has a deferred tax liability of $19 million and $17 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2015 and 2014, respectively.

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

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense. Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets. At December 31, 2015, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.4 billion and the fair value was approximately $4.5 billion. Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually. To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies. The weighted average EROA used to determine the 2015 net pension expense for major U.S. and non-U.S. defined benefit pension plans was 7.40% and 4.69%, respectively.

Generally, Kodak bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date. Specifically, for its U.S., Canadian, Euro-zone and UK plans, Kodak determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve. For Kodak’s U.S. plans, the Citigroup Above Median Pension Discount Curve is used. For Kodak’s other non-U.S. plans, discount rates are determined by comparison to published local high quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

Beginning in 2016, Kodak will change the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Prior to 2016, the service and interest costs were determined using a single weighted-average discount rate based on the AA yield curves used to measure the benefit obligation at the measurement date. Kodak changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. Kodak will account for this change prospectively as a change in estimate beginning in the first quarter of 2016.

As a result of the methodology change, the 2016 interest cost for the major U.S. and non-U.S. defined benefit pension plans is expected to decrease by approximately $35 million and $4 million, respectively. For the major other postretirement benefit plans, the 2016 interest cost is expected to decrease by less than $1 million. The methodology change had no material impact on service cost for Kodak’s major defined benefit plans.

The salary growth assumptions are determined based on Kodak’s long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2016 and the projected benefit obligation (“PBO”) at December 31, 2015 for Kodak’s major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2016 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2015 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in assumption:
25 basis point decrease in discount rate	$(3)	$(1)	$95	$22
25 basis point increase in discount rate	6	1	(91)	(21)
25 basis point decrease in EROA	9	2	N/A	N/A
25 basis point increase in EROA	(9)	(2)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit pension plan in the U.S. was $115 million for 2015 and is expected to be approximately $137 million in 2016. Pension income from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $8 million for 2015 and is projected to be approximately $11 million in 2016.

Inventories

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

Accounts Receivable Reserves

Accounts receivable reserves are based on historical collections experience as well as reserves for specific receivables deemed to be at risk for collection. The collectability of customer receivables is reviewed on an ongoing basis considering past due invoices and the current creditworthiness of each customer. Judgment is required in assessing the ultimate realization of accounts receivables.

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
(in millions)
Print Systems	$1,106	$1,257	$485	$844
Enterprise Inkjet Systems	173	185	83	133
Micro 3D Printing and Packaging	128	130	42	75
Software and Solutions	112	108	39	82
Consumer and Film	265	352	147	371
Intellectual Property Solutions	1	70	9	1
Eastman Business Park	13	14	4	4
All Other	—	—	3	36

Consolidated total	$1,798	$2,116	$812	$1,546

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Print Systems	$98	$93	$38	$32
Enterprise Inkjet Systems	(26)	(44)	(15)	(34)
Micro 3D Printing and Packaging (5)	9	(1)	—	(3)
Software & Solutions	9	3	(1)	(11)
Consumer & Film	52	66	34	127
Intellectual Property Solutions	(22)	40	(2)	(19)
Eastman Business Park	2	1	4	1

Total of reportable segments	122	158	58	93
All Other	5	5	4	5
Depreciation and amortization	(145)	(199)	(75)	(97)
Corporate components of pension and OPEB income (1)	133	110	67	43
Restructuring costs and other	(38)	(59)	(17)	(45)
Stock-based compensation	(18)	(8)	(1)	(3)
Change in U.S. vacation benefits (4)	17	—	—	—
Consulting and other costs (2)	(13)	(6)	(2)	—
Idle costs (3)	(3)	(4)	—	1
Costs previously allocated to discontinued operations	(1)	(4)	(5)	(35)
Fresh start adjustments	—	—	(73)	—
Other operating (expense) income, net excluding gain related to Unipixel termination (5)	(5)	(9)	(2)	495
Loss on early extinguishment of debt, net	—	—	—	(8)
Interest expense	(63)	(62)	(22)	(106)
Other charges, net	(21)	(21)	10	(13)
Reorganization items, net	(5)	(13)	(16)	2,026

Consolidated (loss) earnings from continuing operations before income taxes	$(35)	$(112)	$(74)	$2,356

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
(2)	Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives in the current year periods. The prior year periods primarily represent the cost of AlixPartners filling interim executive positions which are not captured within “Reorganization items, net” as well as consulting services provided by former executives during transitional periods.
(3)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(4)	In the fourth quarter of 2015, Kodak changed the timing of when U.S. employees earn their vacation benefits which reduced the related accrual as of December 31, 2015.
(5)	In 2015 a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel. The gain was reported in Other operating income (expense), net in the Consolidated Statement of Operations. Other operating income (expense), net is typically excluded from the segment measure. However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings in 2015.

RESULTS OF OPERATIONS

	Successor						Predecessor
	Year Ended December 31, 2015	% of Sales	Year Ended December 31, 2014	% of Sales	$ Change vs. 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	$ Change vs. 2013 (Combined)
Revenues	$1,798		$2,116		(318)	$812	$1,546		(242)
Cost of revenues	1,417		1,660		(243)	692	1,178		(210)

Gross profit	381	21%	456	22%	(75)	120	368	21%	(32)
Selling, general and administrative expenses	226	13%	310	15%	(84)	114	297	17%	(101)
Research and development costs	61	3%	94	4%	(33)	33	66	4%	(5)
Restructuring costs and other	38	2%	59	3%	(21)	17	43	3%	(1)
Other operating expense (income), net	2	0%	9	0%	(7)	2	(495)	(21%)	502

Earnings (loss) from continuing operations before interest expense, loss on early extinguishment of debt, net, other (charges) income, net, reorganization items, net and income taxes	54	3%	(16)	(1%)	70	(46)	457	17%	(427)
Interest expense	63	4%	62	3%	1	22	106	5%	(66)
Loss on early extinguishment of debt, net	—	—	—	—	—	—	8	0%	(8)
Other (charges) income, net	(21)	(1%)	(21)	(1%)	—	10	(13)	(0%)	(18)
Reorganization items, net	5	0%	13	1%	(8)	16	(2,026)	(85%)	2,023

(Loss) earnings from continuing operations before income taxes	(35)	(2%)	(112)	(5%)	77	(74)	2,356	97%	(2,394)
Provision for income taxes	32	2%	10	0%	22	8	155	7%	(153)

(Loss) earnings from continuing operations	(67)	(4%)	(122)	(6%)	55	(82)	2,201	90%	(2,241)
(Loss) earnings from discontinued operations, net of income taxes	(8)	(0%)	4	0%	(12)	4	(135)	(6%)	135

NET (LOSS) EARNINGS	(75)	(4%)	(118)	(6%)	43	(78)	2,066	84%	(2,106)
Less: Net income attributable to noncontrolling interests	5	0%	5	0%	—	3	—	0%	2

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(80)	(4%)	$(123)	(6%)	43	$(81)	$2,066	84%	(2,108)

Revenues

Current Year

For the year ended December 31, 2015, revenues decreased by approximately $318 million compared with the same period in 2014. The decline in revenue was primarily driven by unfavorable foreign currency rates ($150 million) and lower non-recurring intellectual property and brand licensing arrangements ($62 million). Also contributing to the decline were volume declines in Consumer and Film ($82 million) and Print Systems ($15 million) and unfavorable price/mix within Print Systems ($31 million) primarily due to pricing declines. Partially offsetting these declines were volume improvements in Micro 3D Printing and Packaging ($13 million) and Software and Solutions ($13 million). See segment discussions for additional details.

Prior Year

For the year ended December 31, 2014, revenues decreased approximately $242 million compared with the same period in 2013, primarily due to volume declines ($144 million) and lower brand licensing revenues ($29 million), both within Consumer and Film. Also contributing to the decline was unfavorable pricing and volume in Print Systems ($58 million), lower revenues in Enterprise Inkjet Systems ($31 million) and unfavorable currency impacts ($20 million). Partially offsetting these declines was higher revenues from non-recurring intellectual property licensing arrangements ($60 million). See segment discussions for additional details.

Included in revenues were non-recurring intellectual property and brand licensing arrangements. Across all segments, such arrangements contributed approximately $8 million to revenue in 2015, $70 million to revenues in 2014 and $40 million to revenues in 2013.

Gross Profit

Current Year

Gross profit for 2015 decreased by approximately $75 million. The decrease was driven by lower revenues from non-recurring intellectual property and brand licensing arrangements ($62 million), unfavorable foreign currency rates ($38 million), unfavorable price/mix within Print Systems ($31 million), and lower volumes within Consumer and Film ($33 million). Offsetting these declines were lower costs across all segments ($80 million), primarily due to lower depreciation expense in Consumer and Film and Print Systems. See segment discussions for additional details.

Current year gross profit also includes a $9 million favorable impact from the reduction of an accrual due to the change in U.S. vacation benefits.

Prior Year

Gross profit for 2014 decreased by approximately $32 million primarily due to lower volume ($57 million) within Consumer and Film, pricing declines ($41 million) within Print Systems, unfavorable cost within Consumer and Film ($55 million) driven by lower volumes and increased depreciation expense, and lower brand licensing revenues ($29 million) within Consumer and Film. Also contributing to the decline was higher corporate pension cost ($11 million), lower revenues within Enterprise Inkjet Systems ($7 million) and unfavorable currency impacts ($6 million). Partially offsetting these declines was lower manufacturing costs within Print Systems ($39 million) and higher non-recurring intellectual property licensing revenue as described above ($60 million). See segment discussions for additional details.

Additionally, gross profit for 2013 included a $73 million unfavorable cost impact across all segments from the application of fresh start accounting primarily due to revaluation of inventory.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses from 2014 to 2015 and from 2013 to 2014 were the result of cost reduction actions.

Research and Development Costs

Consolidated R&D expenses decreased by $33 million in 2015 as compared with the prior year period primarily due to focusing development activities on prioritized projects and certain products reaching or completing the commercialization phase. The decrease in consolidated R&D in 2014 was driven by a reduction in pension and other postretirement benefit costs in 2014.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of revenues, are discussed under the “RESTRUCTURING COSTS AND OTHER” section in this MD&A.

Other Operating (Income) Expense, Net

For details, refer to Note 12, “Other Operating Expense (Income), Net.”

Other (Charges) Income, Net

For details, refer to Note 13, “Other (Charges) Income, Net.”

Reorganization Items, Net

For details, refer to Note 26, “Reorganization Items, Net.”

Provision for Income Taxes

For details, refer to Note 14, “Income Taxes”

Discontinued Operations

Discontinued operations of Kodak include the Personalized and Document Imaging businesses and other miscellaneous businesses. For details, refer to Note 27, “Discontinued Operations” for additional information.

PRINT SYSTEMS SEGMENT

	Successor			Successor	Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	$ Change (2013 Combined)
Revenues	$1,106	$1,257	$(151)	$485	$844	$(72)

Operational EBITDA before allocation of corporate SG&A costs	147	161	(14)	67	81	13
Allocation of corporate SG&A costs	49	68	(19)	29	49	(10)

Operational EBITDA	98	93	5	38	32	23

Operational EBITDA as a % of revenues	9%	7%		8%	4%

Revenues

Current Year

The decrease in Print Systems revenues of approximately $151 million reflected unfavorable currency rates ($107 million) and consumables pricing declines within Prepress Solutions ($31 million) as a result of competitive pressures in the industry. Also contributing to the decline was unfavorable volume within Electrophotographic Printing Solutions driven by lower demand for annuities ($11 million).

Prior Year

The decrease in Print Systems revenues of approximately $72 million primarily reflected lower consumables pricing within Prepress Solutions ($33 million) as a result of competitive pressures in the industry, and lower volume and pricing in Electrophotographic Printing Solutions annuities ($18 million). Also contributing to the decrease were lower equipment sales in Electrophotographic Printing Solutions ($15 million) and unfavorable foreign currency impacts ($15 million). Partially offsetting these declines were volume improvements in Prepress consumables ($7 million).

Operational EBITDA

Current Year

Print Systems Operational EBITDA increased approximately $5 million as SG&A cost reductions ($38 million) and improved manufacturing efficiency ($14 million) driven by the exit of the Leeds manufacturing facility more than offset the impact of consumables pricing declines within Prepress Solutions ($31 million), unfavorable currency rates ($9 million), and unfavorable aluminum pricing ($9 million).

Prior Year

Print Systems Operational EBITDA increased approximately $23 million primarily due to lower SG&A as a result of cost reductions ($31 million), as well as improved manufacturing efficiency ($26 million) and lower aluminum costs ($13 million). Offsetting these improvements were pricing declines within Prepress Solutions consumables ($33 million) and Electrophotographic Printing Solutions annuities ($9 million), and unfavorable currency rates ($5 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Successor			Successor	Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	$ Change (2013 Combined)
Revenues	$173	$185	$(12)	$83	$133	$(31)

Operational EBITDA before allocation of corporate SG&A costs	(16)	(30)	14	(8)	(25)	3
Allocation of corporate SG&A costs	10	14	(4)	7	9	(2)

Operational EBITDA	(26)	(44)	18	(15)	(34)	5

Operational EBITDA as a % of revenues	-15%	-24%		-18%	-26%

Revenues

Current Year

The decrease in Enterprise Inkjet Systems revenues of approximately $12 million primarily reflected unfavorable currency rates ($14 million). Volume improvements in PROSPER equipment ($6 million) more than offset lower volume in service and consumables ($4 million) driven by declines in the installed base of Versamark systems and components.

Prior Year

The decrease in Enterprise Inkjet Systems revenues of approximately $31 million mainly reflected unfavorable volume due to fewer placements of continuous inkjet components and related consumables primarily driven by declines in the Versamark category as customers transition to the next generation of products, including PROSPER.

Operational EBITDA

Current Year

The Enterprise Inkjet Systems Operational EBITDA improvement of $18 million was driven by R&D cost reductions ($11 million) primarily from completing commercialization of the PROSPER 6000 Press and focusing development activities on prioritized projects, and lower SG&A ($11 million) primarily due to cost reduction actions. Partially offsetting these improvements was unfavorable currency rates ($4 million). Lower cost of revenues ($12 million) driven by increased service productivity was largely offset by unfavorable mix within annuities ($7 million) driven by declines in the Versamark category and unfavorable equipment mix ($2 million).

Prior Year

The Enterprise Inkjet Systems Operational EBITDA improvement of $5 million was mainly due to manufacturing cost reductions ($5 million) driven by improved reliability of PROSPER systems, as well as lower SG&A ($5 million) due to cost reduction actions and R&D cost reductions ($2 million) primarily due to focusing development activities on prioritized projects. Partially offsetting these improvements was unfavorable pricing ($7 million) driven by an unfavorable mix of annuities mainly due to declines in the Versamark category as mentioned above.

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Successor			Successor	Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	$ Change (2013 Combined)
Revenues	$128	$130	$(2)	$42	$75	$13

Operational EBITDA before allocation of corporate SG&A costs	16	7	9	3	2	2
Allocation of corporate SG&A costs	7	8	(1)	3	5	—

Operational EBITDA	9	(1)	10	—	(3)	2

Operational EBITDA as a % of revenues	7%	-1%		0%	-4%

Revenues

Current Year

The decrease in Micro 3D Printing and Packaging revenues of approximately $2 million was driven by unfavorable currency rates ($14 million). This decrease was partially offset by volume improvements within Packaging ($13 million) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables.

Prior Year

The $13 million increase in Micro 3D Printing and Packaging revenues was driven by volume improvements within Packaging ($15 million) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables. This increase was partially offset by pricing declines within packaging consumables ($2 million) due to lower pricing on higher volume contracts.

Operational EBITDA

Current Year

The $10 million improvement in the Micro 3D Printing and Packaging Operational EBITDA was due to higher volume within Packaging ($8 million) driven by increased sales of Flexcel NX consumables, as well as increased manufacturing efficiency ($1 million) within Packaging.These improvements were partially offset by unfavorable currency rates ($4 million). Also included in Operational EBITDA is a gain related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel ($3 million).

Prior Year

The $2 million improvement in the Micro 3D Printing and Packaging Operational EBITDA was driven by the impact of higher Packaging volumes mentioned above ($4 million) and favorable currency rates ($2 million). Partially offsetting these increases were increased R&D spending due to higher investment in Micro 3D Printing ($3 million) and unfavorable pricing within Packaging ($2 million) due to the declines mentioned above.

SOFTWARE AND SOLUTIONS SEGMENT

	Successor			Successor	Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	$ Change (2013 Combined)
Revenues	$112	$108	$4	$39	$82	$(13)

Operational EBITDA before allocation of corporate SG&A costs	16	11	5	3	(5)	13
Allocation of corporate SG&A costs	7	8	(1)	4	6	(2)

Operational EBITDA	9	3	6	(1)	(11)	15

Operational EBITDA as a % of revenues	8%	3%		-3%	-13%

Revenues

Current Year

The increase in Software and Solutions revenues of approximately $4 million reflected volume improvements within Kodak Technology Solutions ($15 million) primarily due to higher revenues from government contracts. Partially offsetting this improvement were unfavorable currency rates ($9 million) and volume declines in Unified Workflow Solutions ($2 million).

Prior Year

The $13 million decrease in Software and Solutions revenues reflected unfavorable volume in Kodak Technology Solutions ($14 million) primarily due to timing of revenues from government contracts. Also contributing to the decline were unfavorable currency impacts ($3 million), primarily within Kodak Technology Solutions. Partially offsetting these declines was higher revenues from Unified Workflow Solutions ($4 million) driven by higher service revenues as a result of an increase in maintenance contracts.

Operational EBITDA

Current Year

The $6 million improvement in the Software and Solutions Operational EBITDA was due to cost improvements within Unified Workflow Solutions ($3 million) due to increased efficiency, as well as SG&A cost reductions ($3 million) and volume improvements within Kodak Technology Solutions ($2 million) primarily due to higher revenues from government contracts. Partially offsetting these improvements were unfavorable currency rates ($3 million).

Prior Year

The $15 million improvement in the Software and Solutions Operational EBITDA was primarily due to lower SG&A ($9 million) as a result of cost reductions, and cost improvements ($4 million) primarily within Unified Workflow Solutions driven by increased efficiency and costs reductions in the service area. Also contributing to the improvement was the impact of higher service revenues in Unified Workflow Solutions mentioned above ($2 million).

CONSUMER AND FILM SEGMENT

	Successor			Successor	Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	$ Change (2013 Combined)
Revenues	$265	$352	$(87)	$147	$371	$(166)

Operational EBITDA before allocation of corporate SG&A costs	63	85	(22)	42	145	(102)
Allocation of corporate SG&A costs	11	19	(8)	8	18	(7)

Operational EBITDA	52	66	(14)	34	127	(95)

Operational EBITDA as a % of revenues	20%	19%		23%	34%

Revenues

Current Year

The decrease in Consumer and Film revenues of approximately $87 million reflected volume declines within Consumer Inkjet Systems ($47 million) driven by lower sales of ink to the existing installed base of printers and within Motion Picture, Industrial Chemicals and Films ($35 million) due to declining demand for film products. Also contributing to the decrease are unfavorable currency rates ($6 million).

Included in current year revenues was $6 million from a brand licensing arrangement that was amended in the current year. The amendment eliminates a requirement for the licensee to pay quarterly royalties through the end of 2018 in return for an upfront payment.

Prior Year

The $166 million decrease in Consumer and Film revenues reflected volume declines within Motion Picture, Industrial Chemicals and Films ($125 million) driven by reduced demand for motion picture products partially offset by increased revenues from third-party manufacturing services performed under supply agreements with Kodak Alaris ($54 million). Also contributing to the decrease were volume declines within Consumer Inkjet Systems ($73 million) driven by lower sales of ink to the existing installed base of printers, and lower revenues within Consumer Products ($29 million) due to a significant non-recurring brand licensing arrangement in the prior year.

Operational EBITDA

Current Year

The $14 million decrease in the Consumer and Film Operational EBITDA was mainly due to the impact of lower consumer ink sales ($38 million) and unfavorable currency rates ($5 million). These items were offset by lower SG&A costs ($14 million) driven by cost reduction actions, favorable price and mix in Motion Picture, Industrial Chemicals and Films ($9 million) due to a shift in sales to higher margin products as well as price increases, and lower manufacturing costs ($4 million) due to increased efficiency and improved inventory management.

As discussed above, the current year includes $6 million from a non-recurring brand licensing payment.

Prior Year

The $95 million decrease in the Consumer and Film Operational EBITDA was mainly due to the impact of volume declines within Consumer Inkjet Systems mentioned above ($49 million) and lower Consumer Products revenues due to the licensing arrangement in the prior year discussed above ($29 million). Also contributing to the decrease was unfavorable manufacturing and other costs within Motion Picture, Industrial Chemicals and Films ($29 million) and Consumer Inkjet Systems ($6 million) primarily due to lower production volumes. Offsetting these decreases was lower SG&A costs ($17 million) as a result of cost reductions, and improved pricing within Consumer Inkjet Systems ($6 million).

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT

Current Year

Revenues in the Intellectual Property Solutions segment declined $69 million in 2015 compared to the prior year period due to lower revenues from non-recurring intellectual property licensing arrangements recognized in the current year period. R&D not directly related to other segments is included in the Intellectual Property Solutions segment. Operating expenses declined by $7 million in 2015 from the prior year period due to SG&A cost reductions and focusing R&D development activities on prioritized projects.

Prior Year

Revenues within the Intellectual Property Solutions segment increased $60 million from 2013 to 2014, primarily due to higher revenues from significant non-recurring intellectual property licensing agreements. These agreements contributed approximately $70 million in revenue in 2014 and $10 million in 2013.

EASTMAN BUSINESS PARK SEGMENT

Current Year

There were no significant changes in the results of operations of the Eastman Business Park segment in 2015 compared to the prior year period.

Prior Year

Revenues within the Eastman Business Park segment increased $6 million from the prior year period primarily due to additional tenant income from Kodak Alaris subsequent to the sale of the PI/DI Business.

RESTRUCTURING COSTS AND OTHER

2015

Restructuring actions taken in 2015 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included continued progress toward the Leeds plate manufacturing facility exit, a Kodak Technology Center workforce reduction, and various targeted reductions in service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2015 Kodak recorded $46 million of charges, including $8 million for accelerated depreciation which was reported in Cost of sales and $38 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The Company made cash payments related to restructuring of approximately $41 million for the year ended December 31, 2015.

The restructuring actions implemented in 2015 are expected to generate future annual cash savings of approximately $55 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $22 million, $21 million and $12 million, respectively. Kodak expects the majority of the annual savings to be in effect by the end of 2016 as actions are completed.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England. This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions. Kodak began the exit of the facility in the second quarter of 2014, completed the phase out of production at the site in the third quarter of 2015 and expects to complete the exit of the facility by the second quarter of 2016.

As a result of the decision, Kodak currently expects to incur total charges of $25 to $30 million, including approximately $10 million of charges related to separation benefits, $13 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs, and $2 to $5 million in other cash related charges associated with this action.

Kodak incurred severance charges of $7 million, long-lived asset impairment charges of $1 million, accelerated depreciation charges of $8 million, and other exit costs of $1 million in the year ended December 31, 2015 under this program.

On a cumulative basis as of December 31, 2015, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $3 million, accelerated depreciation charges of $10 million, and other exit costs of $1 million.

2014

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

LIQUIDITY AND CAPITAL RESOURCES

2015

	As of December 31,
(in millions)	2015	2014

Cash and cash equivalents	$547	$712

Cash Flow Activity

(in millions)	Successor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Computed Change vs 2014
Cash flows from operating activities:
Net cash used in operating activities	$(95)	$(128)	$33

Cash flows from investing activities:
Net cash (used in) provided by investing activities	(51)	41	(92)

Cash flows from financing activities:
Net cash used in financing activities	(1)	(7)	6

Effect of exchange rate changes on cash	(18)	(38)	20

Net decrease in cash and cash equivalents	$(165)	$(132)	$(33)

Operating Activities

Net cash used in operating activities improved by $33 million for the year ended December 31, 2015 as compared with the prior year. The impact of less cash provided by reductions in accounts receivable was more than offset by less cash used to settle accounts payable and employee liabilities in the current year. Additionally, the prior year included a $49 million payment to settle certain of the Company’s historical environmental liabilities at Eastman Business Park. Those items and the benefit of cost reductions realized in the current year were partially offset by $70 million in intellectual property revenue in the prior year.

Investing Activities

Net cash used in investing activities increased $92 million for the year ended December 31, 2015 as compared with the prior year primarily due to the liquidity provided by the net release of restricted cash in the prior year and the incremental consideration received from the KPP Purchasing Parties in 2014.

Financing Activities

Net cash used in financing activities decreased $6 million for the year ended December 31, 2015 as compared to the prior year due to the year over year increase of $4 million from net proceeds from other credit facilities and lower equity transactions with noncontrolling interest of $2 million in the current year.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The ABL Credit Agreement had $16 million of net availability as of December 31, 2015. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At December 31, 2015 and December 31, 2014, approximately $302 million and $214 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $245 million and $498 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $134 million of cash and cash equivalents were held as of December 31, 2015, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Company’s Credit Agreements, the Company is permitted to invest up to $100 million at any time in subsidiaries and joint ventures that are not party to the loan agreement.

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio (as defined under the ABL Credit Agreement) of 1.00 to 1.00 when Excess Availability is less than 15% of lender commitments (springing covenant). As of December 31, 2015 15% of lender commitments and Excess Availability were $30 million and $31 million, respectively. Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) Eligible Equipment (iv) Eligible Cash and (v) Qualified Cash (not to exceed $15 million) less (i) Rent and Charges Reserves, (ii) Principal Outstanding, (iii) Letters of Credit and (iv) an Availability Block (each item as defined in the ABL Credit Agreement).

As of December 31, 2015 Kodak had funded $30 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted cash in the Consolidated Statement of Financial Position, and an additional $15 million of Qualified Cash in an unrestricted cash account, supporting the Excess Availability amount. If Excess Availability falls below 15% of lender commitments (currently $30 million), Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control. Kodak intends to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash. Since Excess Availability was greater than 15% of lenders commitments Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0. As of December 31, 2015, Kodak is in compliance with all covenants under the ABL Credit Agreement and had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0 EBITDA, as defined in the ABL Credit agreement, exceeded Fixed Charges by approximately $17 million.

Under the terms of the Senior Secured First Lien Term Credit Agreement and the Senior Secured Second Lien Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio (as defined under the Credit Agreements) not to exceed specified levels. The secured leverage ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreements. The maximum secured leverage ratio permitted under the Senior Secured First Lien Term Credit Agreement (which is more restrictive than the corresponding ratio permitted under the Senior Secured Second Lien Term Credit Agreement) declined on June 30, 2015 from 3.75:1 to 3.25:1 and declined again on December 31, 2015 from 3.25:1 to 2.75:1, with no further adjustments for the remainder of the agreement. As of December 31, 2015, Kodak’s EBITDA, as calculated under the Term Credit Agreements, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $33 million.

The combination of the stricter covenant requirements, Kodak’s ongoing investment in growth businesses, and softening and volatility of global economic conditions and foreign currency exchange rates could make it difficult for Kodak to satisfy the leverage covenants on an on-going basis. Kodak intends to conduct its operations in a manner that will result in continued compliance with the secured leverage ratio covenants; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction. If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreements to be immediately due and payable.

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $22 million relating to its defined benefit pension and postretirement benefit plans in 2015. For 2016, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its defined benefit pension and postretirement plans are approximately $19 million.

Cash flows from investing activities included $43 million for capital expenditures for the year ended December 31, 2015. Kodak expects approximately $20 to $25 million of cash flows for investing activities from capital expenditures for the year ended December 31, 2016. Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of third party finance programs and internal financing through both leasing and installment loans.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment. See Item 1A. “Risk Factors” for a discussion of potential challenges to liquidity.

Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of long-term debt, related maturities and interest rates as of December 31, 2015 and December 31, 2014.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak’s cash flow in future periods is as follows:

		As of December 31, 2015
(in millions)	Total	2016	2017	2018	2019	2020	2021+

Long-term debt (1)	$690	$5	$4	$5	$397	$276	$3
Interest payments on debt	262	64	65	62	51	20	—
Operating lease obligations	83	25	20	14	11	10	3
Purchase obligations (2)	20	8	5	3	1	1	2

Total (3) (4) (5) (6)	$1,055	$102	$94	$84	$460	$307	$8

(1)	Primarily represents the maturity values of Kodak’s long-term debt obligations as of December 31, 2015. Annual amounts represent the minimum principal payments owed each year. The contractual obligations do not reflect any contingent mandatory annual principal repayments that may be required to be made upon achieving certain excess cash flow targets, as defined in the Term Credit Agreements. Other prepayments may be required upon the occurrences of certain other events. Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements. The Company’s ABL Credit Agreement matures in September 2018. If the ABL Credit Agreement is not extended, renewed or replaced the Company would be required to cash collateralize letters of credit issued and outstanding under this facility. As of December 31, 2015 there were $118 million of letters of credit issued and outstanding.
(2)	Purchase obligations include agreements related to raw materials, supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on Kodak and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(3)	Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 14, “Income Taxes,” in the Notes to Financial Statements for additional information regarding Kodak’s uncertain tax positions.
(4)	Funding requirements for Kodak’s major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.
(5)	Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 7, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.
(6)	On the Effective Date, Kodak consummated the sale of certain assets of the PI/DI Business to the KPP Purchasing Parties. Up to $35 million in aggregate of the purchase price is subject to repayment to the KPP Purchasing Parties if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. The maximum amount that could be owed in each year of the four-year period is as follows: $4 million in 2016, $7 million in 2017, $10 million in 2018 and $14 million in 2019. Due to uncertainty regarding the level of annual adjusted EBITDA for the PI/DI Business, no payments have been included in the table. Refer to Note 24, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings.”

Off-Balance Sheet Arrangements

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $17 million and the outstanding amount for those guarantees is $6 million.

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2015 was not material to Kodak’s financial position, results of operations or cash flows.

2014

Cash Flow Activity

	As of December 31,
(in millions)	2014	2013

Cash and cash equivalents	$712	$844

Sources and uses of cash at emergence (including divesture of the Personalized Imaging and Document Imaging businesses) follow:

Sources:

Net Proceeds from Emergence Credit Facilities	$664

Proceeds from divestiture	325
Proceeds from Rights Offerings	406

Total sources		$1,395
Uses:
Repayment of Junior DIP Term Loans	$844
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees & expenses	16

Total uses		1,442

Net uses		$(47)

(in millions)	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Computed Change vs 2013 (2013 Combined)
Cash flows from operating activities:
Net cash used in operating activities	$(128)	$(102)	$(565)	$539

Cash flows from investing activities:
Net cash provided by investing activities	41	81	679	(719)

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(7)	(38)	(328)	359

Effect of exchange rate changes on cash	(38)	5	(23)	(20)

Net (decrease) increase in cash and cash equivalents	$(132)	$(54)	$(237)	$159

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

SUMMARY OF OPERATING DATA

A summary of operating data for 2015 and for the four years prior is shown in Item 6.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2015, the fair value of open forward contracts would have decreased $16 million. If the U.S. dollar had been 10% weaker as of December 31, 2014, the fair value of open forward contracts would have decreased $2 million. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s borrowings under the Credit Agreements are in variable-rate instruments with an interest rate floor. See Note 8, “Short-term borrowings and long-term debt” in the Notes to Financial Statements. At December 31, 2015 and December 31, 2014, the one-month LIBOR rate was approximately 0.43% and 0.17%, respectively. If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor ($685 million face amount of debt times 1% at December 31, 2015).

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2015 was not significant to Kodak.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated statement of financial position as of December 31, 2015 and 2014 and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the years ended December 31, 2015 and 2014, and for the four months ended December 31, 2013 present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries (Successor) at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 and the four months ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts appearing under Item 15 for the year ended December 31, 2015 and 2014, and for the four months ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the eight months ended August 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Eastman Kodak Company and its subsidiaries (Predecessor) for the eight months ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts appearing under Item 15 for the eight months ended August 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 19, 2014

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Revenues
Sales	$1,447	$1,738	$679	$1,267
Services	351	378	133	279

Total net revenues	1,798	2,116	812	1,546

Cost of revenues
Sales	1,171	1,376	586	959
Services	246	284	106	219

Total cost of revenues	1,417	1,660	692	1,178

Gross profit	381	456	120	368
Selling, general and administrative expenses	226	310	114	297
Research and development costs	61	94	33	66
Restructuring costs and other	38	59	17	43
Other operating expense (income), net	2	9	2	(495)

Earnings (loss) from continuing operations before interest expense, loss on early extinguishment of debt, net, other (charges) income, net, reorganization items, net and income taxes	54	(16)	(46)	457
Interest expense	63	62	22	106
Loss on early extinguishment of debt, net	—	—	—	8
Other (charges) income, net	(21)	(21)	10	(13)
Reorganization items, net	5	13	16	(2,026)

(Loss) earnings from continuing operations before income taxes	(35)	(112)	(74)	2,356
Provision for income taxes	32	10	8	155

(Loss) earnings from continuing operations	(67)	(122)	(82)	2,201

(Loss) earnings from discontinued operations, net of income taxes	(8)	4	4	(135)

NET (LOSS) EARNINGS	(75)	(118)	(78)	2,066
Less: Net income attributable to noncontrolling interests	5	5	3	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(80)	$(123)	$(81)	$2,066

Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.72)	$(3.05)	$(2.04)	$8.08
Discontinued operations	(0.19)	0.10	0.10	(0.50)

Total	$(1.91)	$(2.95)	$(1.94)	$7.58

Number of common shares used in basic and diluted (loss) earnings per share	41.9	41.7	41.7	272.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
NET (LOSS) EARNINGS	$(75)	$(118)	$(78)	$2,066
Less: net income attributable to noncontrolling interests	5	5	3	—

Net (loss) earnings attributable to Eastman Kodak Company	(80)	(123)	(81)	2,066

Other comprehensive (loss) income, net:
Currency translation adjustments	(35)	(33)	1	4
Reclassification of realized losses on available-for-sale securities included in net earnings, net of tax	2	—	—	—
Pension and other postretirement benefit plan obligation activity, net of tax	(98)	(202)	98	1,604

Other comprehensive (loss) income, net attributable to Eastman Kodak Company	(131)	(235)	99	1,608

COMPREHENSIVE (LOSS) INCOME, NET ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(211)	$(358)	$18	$3,674

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$547	$712
Receivables, net	365	414
Inventories, net	314	349
Deferred income taxes	22	31
Assets held for sale	2	14
Other current assets	28	30

Total current assets	1,278	1,550
Property, plant and equipment, net of accumulated depreciation of $330 and $231, respectively	426	524
Goodwill	88	96
Intangible assets, net	158	182
Restricted cash	43	37
Deferred income taxes	23	38
Other long-term assets	122	129

TOTAL ASSETS	$2,138	$2,556

LIABILITIES AND EQUITY
Accounts payable, trade	$195	$212
Short-term borrowings and current portion of long-term debt	5	5
Liabilities held for sale	—	10
Other current liabilities	259	372

Total current liabilities	459	599
Long-term debt, net of current portion	675	672
Pension and other postretirement liabilities	623	662
Other long-term liabilities	278	324

Total liabilities	2,035	2,257

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	633	621
Treasury stock, at cost	(5)	(4)
Accumulated deficit	(283)	(204)
Accumulated other comprehensive (loss) income	(267)	(136)

Total Eastman Kodak Company shareholders’ equity	78	277

Noncontrolling interests	25	22

Total equity	103	299

TOTAL LIABILITIES AND EQUITY	$2,138	$2,556

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total

Equity (deficit) as of December 31, 2012 (Predecessor)	$978	$1,105	$2,600	$(2,616)	$(5,746)	$(3,679)	$2	$(3,677)
Net income	—	—	2,066	—	—	2,066	—	2,066
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	4	—	4	—	4
Pension and other postretirement liability adjustments	—	—	—	1,604	—	1,604	—	1,604

Total other comprehensive income	—	—	—	1,608	—	1,608	—	1,608

Stock-based compensation	—	3	—	—	—	3	—	3
Issuance of treasury stock, net (446,501 shares) (1)	—	(3)	(32)	—	35	—	—	—

Equity as of August 31, 2013 (Predecessor)	978	1,105	4,634	(1,008)	(5,711)	(2)	2	—
Investment in variable interest entity	—	—	—	—	—	—	8	8
Cancellation of Predecessor Company equity	(978)	(1,105)	(4,634)	1,008	5,711	2	—	2

Equity as of August 31, 2013 (Predecessor)	$—	$—	$—	$—	$—	$—	$10	$10

Equity as of August 31, 2013 (Predecessor)	$—	$—	$—	$—	$—	$—	$10	$10
Issuance of Successor Company common stock	—	613	—	—	—	613	—	613

Equity as of September 1, 2013 (Successor)	—	613	—	—	—	613	10	623

Equity transactions with noncontrolling interest	—	—	—	—	—	—	7	7
Net (loss) income	—	—	(81)	—	—	(81)	3	(78)
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—	1
Pension and other postretirement liability adjustments	—	—	—	98	—	98	—	98
Stock-based compensation	—	1	—	—	—	1	—	1
Purchases of treasury stock, net (152,746 shares) (3)	—	(1)	—	—	(3)	(4)	—	(4)

Equity as of December 31, 2013 (Successor)	$—	$613	$(81)	$99	$(3)	$628	$20	$648

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock (2)	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity as of December 31, 2013 (Successor)	$—	$613	$(81)	$99	$(3)	$628	$20	$648
Equity transactions with noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Net (loss) income	—	—	(123)	—	—	(123)	5	(118)
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	(33)	—	(33)	—	(33)
Pension and other postretirement liability adjustments	—	—	—	(202)	—	(202)	—	(202)
Stock-based compensation	—	8	—	—	—	8	—	8
Purchases of treasury stock, (44,911 shares) (3)	—	—	—	—	(1)	(1)	—	(1)

Equity (deficit) as of December 31, 2014 (Successor)	$—	$621	$(204)	$(136)	$(4)	$277	$22	$299
Equity transactions with noncontrolling interest	—	—	1	—	—	1	(2)	(1)
Net (loss) income	—	—	(80)	—	—	(84)	5	(79)
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	(35)	—	(35)	—	(35)
Reclassification of realized losses on available-for-sale securities included in net earnings, net of tax	—	—	—	2	—	2	—	2
Pension and other postretirement liability adjustments	—	—	—	(98)	—	(98)	—	(98)
Stock-based compensation	—	12	—	—	—	11	—	11
Purchases of treasury stock, (84,678 shares) (3)	—	—	—	—	(1)	(1)	—	(1)

Equity (deficit) as of December 31, 2015 (Successor)	$—	$633	$(283)	$(267)	$(5)	$78	$25	$103

(1)	Includes stock awards issued, offset by shares surrendered for taxes.
(2)	There are 60 million shares of no par value preferred stock authorized, none of which have been issued.
(3)	Represents purchases of common stock and/ or warrants to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013

Cash flows from operating activities:
Net (loss) earnings	$(75)	$(118)	$(78)	$2,066
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	145	199	75	118
Pension and other postretirement (income) expense	(107)	(78)	(61)	145
Stock based compensation	18	8	1	3
Change in U.S. vacation benefits	(17)	—	—	—
Net gains on sales of businesses/assets	(4)	(23)	(6)	(407)
Gain on assets acquired for no monetary consideration	(3)	—	—	—
Foreign exchange loss from remeasurement of Venezuela monetary assets	—	16	—	—
Loss on early extinguishment of debt	—	—	—	8
Non-cash restructuring costs, asset impairments and other charges	9	13	9	81
Reorganization items:
Non-cash reorganization gain	—	—	—	(1,964)
Payment of claims	(10)	(2)	—	(94)
Fresh start adjustments, net	—	—	—	(302)
Other non-cash reorganization items, net	4	8	3	119
Provision (benefit) for deferred income taxes	6	5	(2)	448
Decrease (increase) in receivables	15	143	(72)	105
Decrease (increase) in inventories	12	4	147	(27)
Decrease in liabilities excluding borrowings	(109)	(307)	(105)	(595)
Other items, net	21	4	(13)	(269)

Total adjustments	(20)	(10)	(24)	(2,631)

Net cash used in operating activities	(95)	(128)	(102)	(565)

Cash flows from investing activities:
Additions to properties	(43)	(43)	(21)	(18)
Net proceeds from sales of businesses/assets , net	2	18	9	827
(Funding) use of restricted cash	(10)	68	93	(134)
Marketable securities – sales	—	—	—	21
Marketable securities – purchases	—	(2)	—	(17)

Net cash (used in) provided by investing activities	(51)	41	81	679

Cash flows from financing activities:
Repayment of emergence credit facilities	(4)	(4)	(2)	—
Net proceeds of other borrowings	5	1	—	—
Equity transactions of noncontrolling interests	(1)	(3)	7	—
Treasury stock purchases	(1)	(1)	(3)	—
Proceeds from Emergence credit facilities	—	—	—	664
Proceeds from Senior and Junior DIP Credit Agreements	—	—	—	450
Repayment of other borrowings		—	(40)	(375)
Repayment of term loans under Original Senior DIP Credit Agreement	—	—	—	(664)
Repayment of term loans under Junior DIP Credit Agreement	—	—	—	(844)
Proceeds from Rights Offerings	—	—	—	406
Contingent consideration received with sale of business	—	—	—	35

Net cash used in financing activities	(1)	(7)	(38)	(328)

Effect of exchange rate changes on cash	(18)	(38)	5	(23)

Net decrease in cash and cash equivalents	(165)	(132)	(54)	(237)
Cash and cash equivalents, beginning of period	712	844	898	1,135

Cash and cash equivalents, end of period	$547	$712	$844	$898

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Cash paid for interest and income taxes was:

Interest, net of portion capitalized of $2 as of December 31, 2015, $3 as of December 31, 2014 and $0 as of December 31, 2013 and August 31, 2013.	$60	$65	$22	$179
Income taxes (net of refunds)	12	14	18	34

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company (“EKC” or the “Company”) and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 12-10202 (ALG) under the caption “In re Eastman Kodak Company.” The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy. The Company’s foreign subsidiaries were not part of the Chapter 11 Cases, and continued to operate in the ordinary course of business.

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

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 1, 2015 and for a change in the segment measure of profitability. In addition to the changes in segment reporting under the new organization structure, tenant rental income for Eastman Business Park previously reported in Cost of Revenues is reported in Revenues. Refer to Note 23, “Segment Information” for more information about these changes.

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following is a description of the significant accounting policies of Kodak.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of EKC and all companies directly or indirectly controlled by EKC, either through majority ownership or otherwise (collectively “Kodak”). Kodak consolidates variable interest entities if Kodak has a controlling financial interest and is determined to be the primary beneficiary of the entity.

Kodak is the primary beneficiary of a utilities variable interest entity, RED-Rochester, LLC (“RED”). Therefore, Kodak consolidates RED’s assets, liabilities and results of operations. Consolidated assets and liabilities of RED are $69 million and $13 million, respectively, as of December 31, 2015 and $77 million and $11 million, respectively, as of December 31, 2014. RED’s equity in those net assets as of December 31, 2015 and 2014 is $25 million and $21 million, respectively. RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at year end, and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.

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

The Venezuelan government has maintained currency controls and a fixed official exchange rate since 2003. The official exchange rate at December 31, 2015 and 2014 was 6.3 Venezuelan Bolivars Fuertes (“BsF”) to the U.S. dollar. In 2013, the Venezuelan government announced the creation of a complementary currency exchange system, referred to as “SICAD 1.” SICAD 1 was determined by an auction process restricted to invited entities for designated uses. At December 31, 2014, the SICAD 1 exchange rate was 12.0 BsF to the U.S. Dollar. In 2014, the Venezuelan government created another currency exchange system known as “SICAD 2,” indicating that all industry sectors and companies would be eligible to participate in SICAD 2. Transactions in SICAD 2 were regulated by the Venezuelan Central Bank. Entities were required to submit applications to convert BsF to U.S. dollars under SICAD 2. The SICAD 2 exchange rate as of December 31, 2014 was 49.99 BsF to the U.S. dollar.

Given increased uncertainty in Venezuela, Kodak adopted the SICAD 2 rate to remeasure BsF denominated monetary assets and liabilities of its Venezuelan subsidiary to the U.S. dollar as of December 31, 2014. As a result of this change from the official exchange rate, Kodak recorded a charge of $16 million in other (charges), income net in the fourth quarter of 2014.

In 2015, the Venezuelan government merged the SICAD 1 and SICAD 2 exchange mechanisms into a single mechanism called SICAD and introduced a new open market system, “SIMADI.” The SIMADI market is intended to have a floating exchange rate determined by market participants. Kodak adopted the SIMADI rate to remeasure BsF denominated monetary assets and liabilities of its Venezuelan subsidiary to the U.S. dollar as of March 31, 2015. The SIMADI exchange rate at March 31, 2015 was 191.97 BsF to the U.S. dollar. As a result of the change from the SICAD 2 rate, Kodak recorded a charge of $2 million in other (charges), income net in the first quarter of 2015. The SIMADI exchange rate as of December 31, 2015 was 198.7 BsF to the U.S. dollar.

As of December 31, 2015 and December 31, 2014, Kodak’s Venezuelan subsidiary had approximately $1 million and $2 million, respectively, of BsF denominated net monetary assets, composed primarily of cash and cash equivalents.

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

Equipment subject to operating leases is included in Property, plant and equipment, net in the Consolidated Statement of Financial Position. Equipment subject to operating leases consists of equipment rented to customers and is depreciated to estimated salvage value over its expected useful life. Equipment operating lease terms and depreciable lives generally vary from 3 to 7 years.

GOODWILL

Goodwill reported in the Successor period represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets. Refer to Note 25, “Fresh Start Accounting.” Goodwill is not amortized, but is required to be assessed for impairment at least annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Kodak performed the annual test of impairment as of October 1, 2015 for all its reporting units and updated its analysis as of December 31, 2015 due to the change in the annual goodwill impairment test date from October 1 to December 31.

When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or elects to bypass the qualitative assessment for some or all of its reporting units, then a two-step goodwill impairment test is performed to test for a potential impairment of goodwill (step 1) and if potential losses are identified, to measure the impairment loss (step 2). Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Refer to Note 5, “Goodwill and Other Intangible Assets”.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $8 million, $13 million, $6 million and $14 million for the years ended December 31, 2015 and December 31, 2014, four months ended December 31, 2013, and for the eight months ended August 31, 2013, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by Kodak related to shipping and handling are included in net sales and cost of sales, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying values of long-lived assets, other than goodwill and intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. In connection with fresh start accounting, the carrying values of long-lived assets were adjusted to estimated fair value as of September 1, 2013 and Kodak revised its estimates of the remaining useful lives of all long-lived assets. Refer to Note 25, “Fresh Start Accounting.”

The recoverability of the carrying values of long-lived assets is assessed by first grouping long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. Kodak estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, Kodak records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. Kodak determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows.

The remaining useful lives of long-lived assets are reviewed in connection with the assessment of recoverability of long-lived assets and the ongoing strategic review of the business and operations. If the review indicates that the remaining useful life of the long-lived asset has changed significantly, the depreciation on that asset is adjusted to facilitate full cost recovery over its revised estimated remaining useful life.

The carrying values of indefinite-lived intangible assets are evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Refer to Note 5, “Goodwill and Other Intangible Assets.”

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2015 and 2014, see Note 14, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share expedient. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (January 1, 2016 for Kodak) with retrospective application to all periods presented. Kodak early adopted ASU 2015-07 effective December 31, 2015. The retrospective adoption resulted in a reduction in Level 3 assets for the U.S. plans of $1,837 million and $1,721 million at December 31, 2014 and January 1, 2014, respectively, and a reduction in Level 3 assets for the non-U.S. plans of $106 million at both December 31, 2014 and January 1, 2014. In addition, Level 2 assets for the U.S. and non-U.S. plans decreased by $1,761 million and $251 million, respectively, at December 31, 2014. Refer to Note 16, “Retirement Plans.”

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).” ASU 2014-08 defines a discontinued operation as a disposal of a component (or group of components) of an entity that was disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 expands the disclosures when an entity retains a significant continuing involvement with a discontinued operation as well as for disposals of individually material components that do not qualify as discontinued operations. The amendments in the update were effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for Kodak) to new disposals and new disposal groups classified as held for sale after the effective date. The adoption of this guidance did not have a material impact on Kodak’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak). Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the ASU all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective for Kodak beginning January 1, 2018, including interim periods within those fiscal years. Kodak is currently evaluating the impact of this ASU.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 amends the accounting for income taxes and requires all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. ASU 2015-17 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016 (January 1, 2017 for Kodak), with early adoption permitted in any annual or interim period. ASU 2015-17 may be adopted either prospectively or retrospectively. Kodak is currently evaluating the method of adoption and expects ASU 2015-17 will have an impact on the consolidated balance sheet. The current deferred tax assets in excess of valuation allowance were $22 million as of December 31, 2015.

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

NOTE 2:	RECEIVABLES, NET

	As of December 31,
(in millions)	2015	2014
Trade receivables	$318	$361
Miscellaneous receivables	47	53

Total (net of allowances of $10 and $11 as of December 31, 2015 and December 31, 2014, respectively)	$365	$414

Approximately $28 million and $31 million of the total trade receivable amounts as of December 31, 2015 and 2014, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3:	INVENTORIES, NET

	As of December 31,
(in millions)	2015	2014
Finished goods	$177	$204
Work in process	65	73
Raw materials	72	72

Total	$314	$349

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT, NET AND EQUIPMENT SUBJECT TO OPERATING LEASES, NET

	As of December 31,
(in millions)	2015	2014
Land	$74	$100
Buildings and building improvements	171	176
Machinery and equipment	483	432
Construction in progress	28	47

	756	755
Accumulated depreciation	(330)	(231)

Property, plant and equipment, net	$426	$524

Depreciation expense was $120 million, $174 million, $67 million and $87 million for the years ended December 31, 2015 and December 31, 2014, four months ended December 31, 2013, and eight months ended August 31, 2013, respectively, of which approximately $8 million, $2 million, $0 million and $4 million, respectively, represented accelerated depreciation in connection with restructuring actions.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2015	2014
Equipment subject to operating leases, net	$37	$25
Accumulated depreciation	(14)	(10)

Equipment subject to operating leases, net	$23	$15

Minimum future rental revenues on operating leases with original terms of one year or longer are not significant to Kodak.

NOTE 5:	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment. The Enterprise Inkjet Systems and Eastman Business Park segments do not have goodwill and are therefore not presented.

(in millions)	Print Systems	Micro 3D Printing and Packaging	Software and Solutions	Consumer and Film	Intellectual Property Solutions	Consolidated Total
Balance as of December 31, 2013:	$51	$24	$6	$6	$1	$88
Fresh start accounting adjustment	5	2	—	—	1	8

Balance as of December 31, 2014:	$56	$26	$6	$6	$2	$96
Impairment	—	(6)	—	—	(2)	(8)

Balance as of December 31, 2015:	$56	$20	$6	$6	$—	$88

In the first quarter of 2014, Kodak increased the value of goodwill determined as part of fresh start accounting by $8 million to correct for a liability that should have been recorded at emergence.

As a result of the change in segments that became effective as of January 1, 2015, Kodak’s goodwill reporting units changed. Refer to Note 23, “Segment Information” for additional information on the change to Kodak’s organizational structure. The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Micro 3D Printing and Packaging segment has two goodwill reporting units: Packaging and Micro 3D Printing. The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions. The Consumer and Film segment has three goodwill reporting units: Consumer Inkjet Solutions, Motion Picture, Industrial Chemicals and Films and Consumer Products. The Enterprise Inkjet Systems segment has two goodwill reporting units: Commercial Inkjet Printing Solutions and Digital Front-End Controllers. The Intellectual Property Solutions segment and the Eastman Business Park segment each have one goodwill reporting unit.

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

Goodwill previously reported in the Graphics goodwill reporting unit was transferred to the Prepress Solutions goodwill reporting unit and the Unified Workflow Solutions goodwill reporting unit. The goodwill previously reported in the Packaging and Functional Printing goodwill reporting unit was transferred to the Packaging goodwill reporting unit and the Micro 3D Printing goodwill reporting unit. The goodwill previously reported in the Intellectual Property and Brand Licensing goodwill reporting unit was transferred to the Intellectual Property Solutions goodwill reporting unit and the Consumer Products goodwill reporting unit. Goodwill was reassigned to affected reporting units using a relative fair value allocation.

Due to the change in Kodak’s reporting units and the delay in commercializing new technologies in the Micro 3D Printing reporting unit, Kodak concluded that the carrying value of the Micro 3D Printing reporting unit exceeded its implied fair value. The fair value of the Micro 3D Printing reporting unit was estimated using the discounted cash flow method in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value. Kodak recorded a pre-tax impairment charge of $6 million in the first quarter of 2015 that is included in Other operating (income) expense, net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit.

Based upon the results of Kodak’s October 1, 2015 analysis, Kodak concluded that the carrying value of the Intellectual Property Solutions reporting unit exceeded its implied fair value and recorded a pre-tax impairment charge of $2 million in the fourth quarter of 2015 that is included in Other operating expense (income), net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit. No impairment of goodwill was indicated for any other reporting units as of October 1 or December 31 valuation dates.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2015 and 2014 were as follows:

	As of December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$131	$47	$84	6 years
Kodak trade name	46	—	46	Indefinite life
Customer-related	37	11	26	7 years
Other	2	—	2	20 years

Total	$216	$58	$158

	As of December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$131	$27	$104	7 years
Kodak trade name	46	—	46	Indefinite life
Customer-related	36	6	30	8 years
Other	2	—	2	21 years

Total	$215	$33	$182

Based upon the results of Kodak’s October 1, 2015 and December 31, 2015 impairment tests, no impairment of the Kodak trade name was indicated. In the fourth quarter of 2013, Kodak concluded that the carrying value of the Kodak trade name, estimated as part of fresh start accounting, exceeded its fair value and Kodak recorded a pre-tax impairment charge of $8 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $25 million, $25 million, $8 million and $10 million for the years ended December 31, 2015 and December 31, 2014, four months ended December 31, 2013, and eight months ended August 31, 2013, respectively.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2015 was as follows:

(in millions)

2016	$25
2017	23
2018	18
2019	10
2020	9
2021 and thereafter	27

Total	$112

NOTE 6:	OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2015	2014
Accrued employment-related liabilities	$81	$132
Accrued customer rebates	31	34
Deferred revenue	39	48
Accrued restructuring liabilities	11	27
Deferred consideration on disposed businesses	—	11
Other	97	120

Total	$259	$372

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:	OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2015	2014
Workers compensation	$113	$123
Environmental liabilities	13	19
Asset retirement obligations	47	53
Other	105	129

Total	$278	$324

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 8:	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at December 31, 2015 and 2014:

				As of December 31,
(in millions)				2015	2014
	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value

Current portion:
	Term note	2016	7.56%	$4	$4
	Credit line	2015	2.42%	—	1
	Other	2016	3.12% - 6.07%	1	—

				5	5

Non-current portion:
	Term note	2019	7.56%	400	403
	Term note	2020	11.04%	270	269
	Other	Various	3.12% - 6.07%	5	—

				675	672

				$680	$677

Annual maturities of debt outstanding at December 31, 2015, were as follows:

(in millions)	Carrying Value	Maturity Value
2016	$5	$5
2017	4	4
2018	5	5
2019	392	397
2020	271	276
2021 and thereafter	3	3

Total	$680	$690

On September 3, 2013, the Company entered into (i) a Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners. Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and together with the Term Credit Agreements, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A. as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners. Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”). Net proceeds from the Term Credit Agreements were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs). The ABL Lenders will make available asset-based revolving loans in an amount of up to $200 million (the “ABL Loans”). The maturity date of the loans made under the Term Credit Agreements is the earlier to occur of (i) September 3, 2019 (in case of First Lien Loans) or September 3, 2020 (in case of Second Lien Loans) and (ii) the acceleration of such loans due to an event of default (as defined in the Term Credit Agreements). The maturity date of the loans made under the ABL Credit Agreement is the earlier to occur of (i) September 3, 2018 and (ii) the date of termination of the commitments in accordance with the terms of the ABL Credit Agreement. The ABL Credit Agreement also provides for the issuance of letters of credit of up to a sublimit of $150 million. The Company has issued approximately $118 million of letters of credit under the ABL Credit Agreement as of December 31,

2015. Under the ABL Loan’s borrowing base calculation, the Company had approximately $16 million and $29 million Borrowing Base Availability (as defined in the ABL Credit Agreement) under the revolving credit facility as of December 31, 2015 and December 31, 2014, respectively. Availability is subject to the borrowing base calculation, reserves and other limitations.

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

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.00 to 1.00 when Excess Availability is less than 15% of lender commitments (springing covenant). As of December 31, 2015 15% of lender commitments and Excess Availability were $30 million and $31 million, respectively. Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) Eligible Equipment (iv) Eligible Cash and (v) Qualified Cash (not to exceed $15 million) less (i) Rent and Charges Reserves, (ii) Principal Outstanding, (iii) Letters of Credit and (iv) an Availability Block (each item as defined in the ABL Credit Agreement).

As of December 31, 2015 and 2014, Kodak had funded $30 million and $20 million, respectively, to the Eligible Cash account, held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted cash in the Consolidated Statement of Financial Position, and an additional $15 million of Qualified Cash as of December 31, 2015 and 2014 in an unrestricted cash account, supporting the Excess Availability amount. If Excess Availability falls below 15% of lender commitments ($30 million as of both December 31, 2015 and 2014), Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control. Since Excess Availability was greater than 15% of lender commitments at both December 31, 2015 and 2014, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0. As of December 31, 2015 Kodak was in compliance with all the covenants under the ABL Credit Agreement and had Kodak been required to have Fixed Charge Coverage Ratio of 1.0 to 1.0 EBITDA, as defined in the ABL Credit agreement, exceeded Fixed Charges by approximately $17 million.

The First Lien Loans bear interest at the rate of LIBOR plus 6.25% per annum, with a LIBOR floor of 1% or Alternate Base Rate (as defined in the First Lien Term Credit Agreement) plus 5.25%. The Second Lien Loans bear interest at the rate of LIBOR plus 9.5% per annum, with a LIBOR floor of 1.25% or Alternate Base Rate (as defined in the Second Lien Term Credit Agreement) plus 8.5%. The ABL Loans (other than initial borrowings) bear interest at the rate of LIBOR plus 2.75%-3.25% per annum or Base Rate (as defined in the ABL Credit Agreement) plus 1.75%-2.25% per annum, based on Excess Availability (as defined in the ABL Credit Agreement). Each existing and future direct or indirect U.S. subsidiary of the Company (other than immaterial subsidiaries, unrestricted subsidiaries and certain other subsidiaries) have agreed to provide unconditional guarantees of the obligations of the Company under the Credit Agreements. Subject to certain exceptions, obligations under the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement are secured by: (i) a first lien and a second lien, respectively, on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral (as defined below), including a first and a second lien, respectively, on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (collectively the “Term Collateral”) and (ii) a second lien and a third lien, respectively, on the ABL Collateral. Obligations under the ABL Credit Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and (ii) a third lien on the Term Collateral. The aggregate carrying value of the Term Collateral and ABL Collateral as of December 31, 2015 and 2014 was $1,873 million and $1,964 million, respectively.

The Company may voluntarily prepay the First Lien Loan. The Company may prepay the Second Lien Loan after the second anniversary and prior to the third anniversary of the closing date. A prepayment premium of 1% of the principal amount prepaid is required with respect to the Second Lien Loan.

As defined in each of the Term Credit Agreements, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits. On an annual basis, starting with the fiscal year ending on December 31, 2014, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in each of the Term Credit Agreements, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in each of the Term Credit Agreements) to be less than $100 million. For the years ended December 31, 2015 and 2014, ECF was a negative amount, therefore, no prepayment is required in 2016 and no prepayment was required in 2015. Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loan.

Under the Term Credit Agreements, the Company is required to maintain minimum U.S. Liquidity (as defined therein) through 2014 and starting December 31, 2014, a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the Term Credit Agreements is tested at the end of each quarter based on the prior four quarters, The maximum Secured Leverage Ratio permitted under the First Lien Term Credit Agreement (which is more restrictive than the corresponding ratio permitted under the Second Lien Term Credit Agreement) declined on June 30, 2015 from 3.75:1 to 3.25:1 and further declined on December 31, 2015 from 3.25:1 to 2.75:1, with no further adjustments for the remainder of the agreement. As of December 31, 2015, Kodak was in compliance with all covenants under the Term Credit Agreements. Kodak’s EBITDA, as calculated under the Term Credit Agreements, exceeded the EBITDA necessary to satisfy the Secured Leverage Ratio by $33 million.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation and monitoring costs are composed of the following items:

	As of December 31,
(in millions)	2015	2014
Other current operating sites	$7	$7
Sites associated with former operations	—	10
Sites associated with the non-imaging health businesses sold in 1994	6	11

Total	$13	$28

These amounts are reported in Other long-term liabilities and Current liabilities held for sale in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for pollution prevention and waste treatment for Kodak’s current facilities were as follows:

	Successor			Predecessor
(in millions)	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013

Recurring costs for pollution prevention and waste treatment	$13	$13	$5	$16
Capital expenditures for pollution prevention and waste treatment	2	2	2	—

Total	$15	$15	$7	$16

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

On January 14, 2015, the Company sold its property in Middleway, West Virginia and transferred the related environmental liability to Commercial Liability Partners WV, LLC (CLP). As part of the transaction, the Company withdrew from its Voluntary Remediation Agreement with the West Virginia Department of Environmental Protection, received an indemnity from CLP regarding any environmental obligations, and was named insured in an environmental insurance policy for a period of ten years in the case of breach by CLP. As of December 31, 2014, the $2 million net book value of the Middleway property was classified in Current assets held for sale and the environmental liability of approximately $9 million was classified as Current liabilities held for sale. The Company released the environmental liability associated with the site and recognized a gain of approximately $5 million on the transaction in 2015.

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

The following table provides asset retirement obligation activity:

	For the Year Ended December 31,
(in millions)	2015	2014
Asset Retirement Obligations at start of period	$53	$52
Liabilities incurred in the current period	1	3
Liabilities settled in the current period	(3)	(1)
Accretion expense	2	2
Revision in estimated cash flows	(6)	(2)
Foreign exchange impact	—	(1)

Asset Retirement Obligations at end of period	$47	$53

Other Commitments and Contingencies

The Company and its subsidiaries have entered into operating leases for various real estate and equipment needs. Rental expense, net of minor sublease income, amounted to $30 million, $38 million, $15 million and $36 million in the years ended December 31, 2015 and December 31, 2014, four months ending December 31, 2013, and eight months ending August 31, 2013, respectively.

As of December 31, 2015, the Company had outstanding letters of credit of $118 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $4 million, surety bonds in the amount of $17 million, and restricted cash and deposits of $58 million, primarily to support compliance with the Excess Availability threshold under the ABL Credit Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities. The restricted cash and deposits are recorded in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak is disputing these matters and intends to vigorously defend its position. Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact Kodak’s results of operations or financial position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2015, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $49 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2015, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $62 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $17 million and the outstanding amount for those guarantees is $6 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at EBP and in accordance with the terms of the Amended EBP Settlement Agreement, in the event the historical EBP liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded related to this guarantee.

Indemnifications

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, Kodak indemnifies officers and directors who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2015 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2013	$13
Actual warranty experience	(16)
Warranty provisions	8

Accrued warranty obligations as of December 31, 2014	5
Actual warranty experience	(8)
Warranty provisions	7

Accrued warranty obligations as of December 31, 2015	$4

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

(in millions)

Deferred revenue on extended warranties as of December 31, 2013	$30
New extended warranty and maintenance arrangements	194
Recognition of extended warranty and maintenance arrangement revenue	(197)

Deferred revenue on extended warranties as of December 31, 2014	27
New extended warranty and maintenance arrangements	185
Recognition of extended warranty and maintenance arrangement revenue	(185)

Deferred revenue on extended warranties as of December 31, 2015	$27

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2015 and December 31, 2014 amounted to $135 million and $158 million, respectively.

NOTE 11:	FINANCIAL INSTRUMENTS

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. Kodak manages such exposures, in part, with derivative financial instruments. Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities, as well as forecasted foreign currency denominated intercompany assets. Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Kodak does not utilize financial instruments for trading or other speculative purposes.

Kodak’s foreign currency forward contracts are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other (charges) income, net in the Consolidated Statement of Operations). The notional amount of such contracts open at December 31, 2015 and 2014 was approximately $384 million and $334 million, respectively. The majority of the contracts of this type held by Kodak are denominated in Euros, British pounds, and Chinese renminbi. The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts

	Successor			Predecessor
(in millions)	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013
Net gain (loss) from derivatives not designated as hedging instruments	$14	$10	$(14)	$2

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2015 and December 31, 2014, four months ended December 31, 2013 or eight months ended August 31, 2013.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2015 was not significant to Kodak.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of the foreign currency forward contracts was not material as of December 31, 2015 and 2014.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2015.

The fair value of long-term borrowings is measured on a nonrecurring basis. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $588 million and $681 million at December 31, 2015 and December 31, 2014, respectively.

The carrying values of cash and cash equivalents, restricted cash, and short-term borrowings and current portion of long-term debt approximate their fair values.

NOTE 12:	OTHER OPERATING EXPENSE (INCOME), NET

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Expense (income) :
Gain on sale of digital imaging patent portfolio (1)	$—	$—	$—	$(535)
Goodwill and intangible asset impairments (2) (3) (4) (5) (6)	8	9	8	77
Gains related to the sales of assets and businesses	(6)	(3)	(6)	(34)
Gain recognized on assets acquired for no monetary consideration (7)	(3)	—	—	—
Other	3	3	—	(3)

Total	$2	$9	$2	$(495)

(1)	Refer to Note 24, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings.”
(2)	In the fourth quarter of 2015, Kodak recorded a goodwill impairment charge of $2 million related to the Intellectual Property Solutions reporting unit. Refer to Note 5, “Goodwill and Other Intangible Assets.”
(3)	In the first quarter of 2015, Kodak recorded a goodwill impairment charge of $6 million related to the Micro 3D Printing reporting unit. Refer to Note 5, “Goodwill and Other Intangible Assets.”
(4)	In the fourth quarter of 2014, Kodak recorded an impairment charge of $9 million related to an in-process research and development intangible asset established as part of fresh start accounting.
(5)	In the fourth quarter of 2013, Kodak recorded an impairment charge of $8 million related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets.”
(6)	In the first quarter of 2013, Kodak recorded a goodwill impairment charge of $77 million related to the Intellectual Property and Consumer Products reporting unit.
(7)	Refer to Note 23, “Segment Information”, footnote 5 to the table entitled “Segment Operational EBITDA from Consolidated Loss from Continuing Operations Before Income Taxes.”

NOTE 13:	OTHER (CHARGES) INCOME, NET

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Income (charges):
Interest income	$1	$6	$3	$3
Loss on foreign exchange transactions (1)	(17)	(22)	(5)	(7)
Other	(5)	(5)	12	(9)

Total	$(21)	$(21)	$10	$(13)

(1)	In 2015 and 2014 Kodak recorded a charges of $2 million and $16 million, respectively, from the remeasurement of its Venezuelan subsidiary’s monetary assets and liabilities. Refer to Note 1, “Basis of Presentations and Significant Accounting Matters”, “Foreign Currency” section.

NOTE 14:	INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013

(Loss) earnings from continuing operations before income taxes:

U.S.	$(169)	$(208)	$(119)	$2,243
Outside the U.S.	134	96	45	113

Total	$(35)	$(112)	$(74)	$2,356

U.S. income taxes:
Current provision (benefit)	$1	$(2)	$3	$—
Deferred provision (benefit)	9	4	3	(3)
Income taxes outside the U.S.:
Current provision (benefit)	22	(1)	8	52
Deferred provision (benefit)	—	7	(8)	105
State and other income taxes:
Current provision	—	1	2	1
Deferred provision	—	1	—	—

Total provision	$32	$10	$8	$155

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows:

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013

Amount computed using the statutory rate	$(12)	$(39)	$(25)	$825

Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	—	1	2	—
Unremitted foreign earnings	26	4	36	32
Impact of goodwill and intangible impairments	—	—	(3)	(22)
Operations outside the U.S.	28	111	73	(18)
Legislative rate changes	—	—	—	1
Valuation allowance	(71)	(121)	(100)	39
Tax settlements and adjustments, including interest	2	(5)	1	5
Discharge of debt and other reorganization related items	60	57	24	(722)
Other, net	(1)	2	—	15

Provision for income taxes	$32	$10	$8	$155

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

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from chapter 11 bankruptcy proceedings was considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. However, the ownership changes and resulting annual limitation will result in the expiration of approximately $711 million of net operating losses, $567 million of foreign tax credits and $21 million of research and expenditure credits generated prior to the emergence date. The expiration of these tax attributes was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which results in no net tax provision.

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

Additionally, during the eight months ended August 31, 2013, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to the change in Kodak’s business as a result of restructuring associated with the emergence from bankruptcy and accordingly, recorded a tax provision of $46 million associated with the establishment of a valuation allowance on those deferred tax assets.

	As of December 31,
(in millions)	2015	2014

Deferred tax assets
Pension and postretirement obligations	$187	$221
Restructuring programs	3	5
Foreign tax credit	314	258
Inventories	14	20
Investment tax credit	80	100
Employee deferred compensation	46	43
Depreciation	62	45
Research and development costs	188	232
Tax loss carryforwards	380	355
Other deferred revenue	13	13
Other	112	111

Total deferred tax assets	$1,399	$1,403

Deferred tax liabilities

Leasing	$1	$7
Goodwill/Intangibles	49	51
Unremitted foreign earnings	121	176

Total deferred tax liabilities	171	234

Net deferred tax assets before valuation allowance	1,228	1,169
Valuation allowance	1,201	1,127

Net deferred tax assets	$27	$42

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2015	2014

Deferred income taxes (current)	$22	$31
Deferred income taxes (non-current)	23	38
Other current liabilities	—	(1)
Other long-term liabilities	(18)	(26)

Net deferred tax assets	$27	$42

As of December 31, 2015, Kodak had available domestic and foreign net operating loss carry-forwards for income tax purposes of approximately $1,565 million, of which approximately $481 million have an indefinite carry-forward period. The remaining $1,084 million expire between the years 2016 and 2035. As of December 31, 2015, Kodak had unused foreign tax credits and investment tax credits of $314 million and $80 million, respectively, with various expiration dates through 2030. Utilization of post-emergence net operating losses and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future.

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak has a deferred tax liability (net of related foreign tax credits) of $102 million and $159 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2015 and 2014, respectively. Kodak has recorded a deferred tax liability of $19 million and $17 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2015 and 2014, respectively.

Kodak’s valuation allowance as of December 31, 2015 was $1,201 million. Of this amount, $266 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $344 million, and $935 million related to Kodak’s net deferred tax assets in the U.S. of $884 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Kodak’s valuation allowance as of December 31, 2014 was $1,127 million. Of this amount, $315 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $400 million, and $812 million related to Kodak’s net deferred tax assets in the U.S. of $769 million, for which Kodak believes it is not more likely than not that the assets will be realized.

The net deferred tax assets in excess of the valuation allowance of approximately $27 million and $42 million as of December 31, 2015 and December 31, 2014, respectively, relate primarily to net operating loss carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows:

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Balance as of January 1	$92	$106	$107	$57
Tax positions related to the current year:
Additions	1	2	—	68
Tax Positions related to prior years:
Additions	—	1	2	1
Reductions	(7)	(14)	(3)	(17)
Settlements with taxing jurisdictions	—	(1)	—	(2)
Lapses in Statute of limitations	(1)	(2)	—	—

Balance as of December 31	$85	$92	$106	$107

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense. Kodak had approximately $21 and $18 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2015 and 2014, respectively.

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

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Kodak has substantially concluded all U.S. federal and state income tax matters for years through 2011 with respective tax authorities. With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2008 with respective foreign tax jurisdiction authorities.

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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the three years ended December 31, 2015 were as follows:

(in millions)	Severance Reserve (5)	Exit Costs Reserve (5)	Long-lived Asset Impairments and Inventory Write- downs (5)	Accelerated Depreciation (5)	Total

Balance as of December 31, 2012 (Predecessor):	$38	$45	$—	$—	$83
Eight months charges - continuing operations	38	3	4	4	49
Eight months charges - discontinued operations	3	—	—	—	3
Eight months utilization/cash payments	(48)	(32)	(4)	(4)	(88)
Eight months other adjustments & reclasses (1)	(3)	(9)	—	—	(12)

Balance as of August 31, 2013 (Predecessor):	$28	$7	$—	$—	$35

Four months charges	$13	$3	$1	$—	$17
Four months utilization/cash payments	(15)	(3)	(1)	—	(19)
Four months other adjustments & reclasses (2)	—	1	—	—	1

Balance as of December 31, 2013 (Successor):	26	8	—	—	34

2014 charges	54	2	3	2	61
2014 utilization/cash payments	(47)	(5)	(3)	(2)	(57)
2014 other adjustments & reclasses (3)	(11)	—	—	—	(11)

Balance as of December 31, 2014 (Successor):	22	5	—	—	27

2015 charges	33	4	1	8	46
2015 utilization/cash payments	(36)	(5)	(1)	(8)	(50)
2015 other adjustments & reclasses (4)	(12)	—	—	—	(12)

Balance as of December 31, 2015 (Successor):	$7	$4	$—	$—	$11

(1)	The $(12) million includes $(5) million for amounts reclassified as Liabilities subject to compromise, $(4) million of severance-related charges for pension plan curtailments, which were reclassified to Pension and other postretirement liabilities and $(3) million of reserve adjustments due to the application of fresh start accounting, which were recorded in Reorganization items.
(2)	The $1 million represents foreign currency translation adjustments.
(3)	The $(11) million includes $(8) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities and $(3) million of foreign currency translation adjustments.
(4)	The $(12) million includes $(9) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities and $(3) million of foreign currency translation adjustments.
(5)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

Severance payments for these initiatives were substantially completed in 2015. Certain exit costs, such as long-term lease payments, will continue beyond 2015.

2014 Activity

The $61 million of charges for the year ended December 31, 2014 includes $2 million for accelerated depreciation which was reported in Cost of revenues and $59 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2014 severance costs related to the elimination of approximately 775 positions, including approximately 325 manufacturing/service, 350 administrative and 100 research and development positions. The geographic composition of these positions included approximately 425 in the U.S. and Canada, and 350 throughout the rest of the world.

Severance payments for these initiatives will continue through 2016 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will continue beyond 2015.

2015 Activity

Restructuring actions taken in 2015 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included continued progress toward the Leeds plate manufacturing facility exit, a Kodak Technology Center workforce reduction, and various targeted reductions in service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2015 Kodak recorded $46 million of charges, including $8 million for accelerated depreciation which was reported in Cost of revenues and $38 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2015 severance costs related to the elimination of approximately 600 positions, including approximately 250 manufacturing/service, 250 administrative and 100 research and development positions. The geographic composition of these positions included approximately 275 in the U.S. and Canada, and 325 throughout the rest of the world.

As a result of these initiatives, severance payments will continue through 2016 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid throughout 2016 and beyond.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England. This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions. Kodak began the exit of the facility in the second quarter of 2014, and phased out production at the site in the third quarter of 2015 and expects to complete the exit of the facility by the second quarter of 2016.

As a result of the decision, Kodak currently expects to incur total charges of $25 to $30 million, including approximately $10 million of charges related to separation benefits, $13 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs, and $2 to $5 million in other cash related charges associated with this action.

Kodak incurred severance charges of $7 million, long-lived asset impairment charges of $1 million, accelerated depreciation charges of $8 million and other exit costs of $1 million in the year ended December 31, 2015 under this program.

On a cumulative basis as of December 31, 2015, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $3 million, accelerated depreciation charges of $10 million, and other exit costs of $1 million.

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

For U.S. employees hired prior to March 1999 KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings. KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted in to the cash balance formula during a special election period. Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”). The Cash Balance Plan credits employees’ hypothetical accounts with an amount equal to 7% of their pay, plus interest based on the 30-year Treasury bond rate.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

(in millions)	Year Ended December 31, 2015		Year Ended December 31, 2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation

Projected benefit obligation at beginning of period	$4,438	$918	$4,361	$960
Transfers	—	—	—	(31)
Service cost	17	3	18	4
Interest cost	148	17	176	30
Plan amendments	—	—	(61)	—
Benefit payments	(478)	(51)	(339)	(61)
Actuarial (gain) loss	(35)	(24)	567	119
Settlements	—	—	(292)	—
Special termination benefits	9	—	8	—
Currency adjustments	—	(63)	—	(103)

Projected benefit obligation at end of period	$4,099	$800	$4,438	$918

Change in Plan Assets

Fair value of plan assets at beginning of period	$4,160	$795	$4,184	$833
Transfers	—	—	—	(9)
Gain on plan assets	111	31	607	111
Employer contributions	—	4	—	7
Settlements	—	—	(292)	—
Benefit payments	(478)	(51)	(339)	(61)
Currency adjustments	—	(51)	—	(86)

Fair value of plan assets at end of period	$3,793	$728	$4,160	$795

Under Funded Status at end of period	$(306)	$(72)	$(278)	$(123)

Accumulated benefit obligation at end of period	$4,098	$792	$4,436	$907

The Non-US transfers of $31 million of projected benefit obligation and $9 million of assets for the year ended December 31, 2014 relate to a plan split for a subset of participants into a non-major plan.

The settlement amount of $292 million for the U.S. for the year ended December 31, 2014 was a result of lump sum payments from KRIP.

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	As of December 31,
(in millions)	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$—	$39	$—	$29
Pension and other postretirement liabilities	(306)	(111)	(278)	(152)

Net amount recognized	$(306)	$(72)	$(278)	$(123)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
(in millions)	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$4,099	$524	$4,438	$623
Accumulated benefit obligation	4,098	516	4,436	613
Fair value of plan assets	3,793	412	4,160	471

Amounts recognized in accumulated other comprehensive (loss) income for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of:

	As of December 31,
(in millions)	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$50	$4	$58	$4
Net actuarial loss	(285)	(6)	(159)	(32)

Total	$(235)	$(2)	$(101)	$(28)

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows:

	Successor						Predecessor
	Year Ended December 31, 2015		Year Ended December 31, 2014		Four Months Ended December 31, 2013		Eight Months Ended August 31, 2013
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Newly established (loss) gain	$(126)	$25	$(255)	$(46)	$97	$8	$80	$78
Newly established prior service credit	—	—	61	—	—	6	—	—
Amortization of:
Prior service (credit) cost	(8)	—	(3)	—	—	—	1	—
Net actuarial loss	—	2	—	—	—	—	120	55
Prior service cost recognized due to curtailment	—	—	—	—	—	—	1	1
Net curtailment gain not recognized in expense	—	—	—	—	—	—	20	7
Net loss (gain) recognized in expense due to settlements	—	—	10	—	(11)	—	—	1,542
Transfers	—	—	—	1	—	—	—	—

Total Income (loss) recognized in Other comprehensive income before fresh start accounting	$(134)	$27	$(187)	$(45)	$86	$14	$222	$1,683

Effect of application of fresh start accounting							$1,955	$418

The Company expects to recognize $7 million of prior service credits and $1 million of net actuarial losses as components of net periodic benefit cost over the next year.

Pension (income) expense for all defined benefit plans included:

	Successor						Predecessor
(in millions)	Year Ended December 31, 2015		Year Ended December 31, 2014		Four Months Ended December 31, 2013		Eight Months Ended August 31, 2013

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$17	$3	$18	$4	$7	$2	$19	$6
Interest cost	148	17	176	30	67	10	120	95
Expected return on plan assets	(272)	(30)	(295)	(38)	(122)	(14)	(236)	(105)
Amortization of:
Prior service credit	(8)	—	(3)	—	—	—	1	—
Actuarial loss	—	2	—	—	—	—	120	55

Pension (income) expense before special termination benefits, curtailments and settlements	(115)	(8)	(104)	(4)	(48)	(2)	24	51

Special termination benefits	9	—	8	—	—	—	—	—
Curtailment (gains) losses	—	—	—	—	—	(1)	1	1
Settlement (gains) losses	—	—	10	—	(11)	—	—	114

Net pension (income) expense for major defined benefit plans	(106)	(8)	(86)	(4)	(59)	(3)	25	166
Other plans including unfunded plans	—	4	—	8	—	—	4	19

Net pension (income) expense	$(106)	$(4)	$(86)	$4	$(59)	$(3)	$29	$185

The pension (income) expense before special termination benefits, curtailments, and settlements reported above for the eight months ended August 31, 2013 includes $38 million which was reported as (Loss) earnings from discontinued operations.

The special termination benefits of $9 million and $8 million for the years ended December 31, 2015 and December 31, 2014, respectively, were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The $114 million of settlement losses for the eight months ended August 31, 2013 were incurred as a result of the Global Settlement, and have been included in (Loss) earnings from discontinued operations in the Consolidated Statement of Operations.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Successor						Predecessor
	December 31, 2015		December 31, 2014		December 31, 2013		August 31, 2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.89%	2.50%	3.50%	2.09%	4.50%	3.40%	4.25%	3.33%
Salary increase rate	3.37%	1.91%	3.34%	1.95%	3.37%	2.74%	3.39%	2.77%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Successor						Predecessor
	Year Ended December 31, 2015		Year Ended December 31, 2014		Four Months Ended December 31, 2013		Eight Months Ended August 31, 2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	3.50%	2.09%	4.19%	3.34%	4.25%	3.33%	3.52%	3.63%
Salary increase rate	3.34%	1.95%	3.37%	2.62%	3.39%	2.77%	3.40%	2.79%
Expected long-term rate of return on plan assets	7.40%	4.69%	7.63%	4.93%	8.20%	5.54%	8.12%	6.66%

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

The total plan assets attributable to the major U.S. defined benefit plans at December 31, 2015 relate to KRIP. The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation. A review of the EROA as of December 31, 2015, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 7.4%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2015. The annual expected return on plan assets for the major non-U.S. pension plans range from 3.0% to 6.5% based on the plans’ respective asset allocations as of December 31, 2015.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. Foreign currency contracts and swaps are used to partially hedge foreign currency risk. Additionally, Kodak’s major defined benefit pension plans invest in government bond futures and long duration investment grade bonds to partially hedge the liability risk of the plans. As of December 31, 2015 and 2014, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2015	2014	2015 Target
Asset Category
Equity securities	15%	15%	12-18%
Debt securities	35%	35%	32-38%
Real estate	3%	3%	2-8%
Cash and cash equivalents	1%	3%	0-6%
Global balanced asset allocation funds	13%	14%	10-20%
Other	33%	30%	25-35%

Total	100%	100%

The Company’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2015	2014	2015 Target
Asset Category
Equity securities	3%	6%	0-10%
Debt securities	35%	27%	28-38%
Real estate	0%	1%	0-5%
Cash and cash equivalents	3%	4%	0-10%
Global balanced asset allocation funds	6%	11%	0-10%
Other	53%	51%	50-60%

Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2015 and 2014 are presented in the tables below for Kodak’s major defined benefit plans. Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient. Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

Assets not utilizing the net asset value per share expedient are valued as follows: Equity and debt securities traded on an active market are valued using a market approach based on the closing price on the last business day of the year. Real estate investments are valued primarily based on independent appraisals and discounted cash flow models, taking into consideration discount rates and local market conditions. Cash and cash equivalents are valued utilizing cost approach valuation techniques. Other investments are valued using a combination of market, income, and cost approaches, based on the nature of the investment. Private equity investments are valued primarily based on independent appraisals, discounted cash flow models, cost, and comparable market transactions, which include inputs such as discount rates and pricing data from the most recent equity financing. Insurance contracts are primarily valued based on contract values, which approximate fair value. For investments with lagged pricing, Kodak uses the available net asset values, and also considers expected return, subsequent cash flows and relevant material events.

Major U.S. Plans

December 31, 2015

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total

Cash and cash equivalents	$2	$—	$—	$32	$34

Equity Securities	—	—	—	571	571

Debt Securities:
Government Bonds	—	—	—	924	924
Investment Grade Bonds	—	382	—	—	382

Real Estate	—	—	34	96	130

Global Balanced Asset Allocation Funds	—	—	—	492	492

Other:
Absolute Return	—	—	—	487	487
Private Equity	—	—	24	744	768
Derivatives with unrealized gains	5	—	—	—	5

	$7	$382	$58	$3,346	$3,793

Major U.S. Plans

December 31, 2014

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total

Cash and cash equivalents	$1	$—	$—	$114	$115

Equity Securities	—	—	—	632	632

Debt Securities:
Government Bonds	—	—	—	989	989
Investment Grade Bonds	—	442	—	—	442

Real Estate	—	—	41	98	139

Global Balanced Asset Allocation Funds	—	—	—	587	587

Other:
Absolute Return	—	—	—	426	426
Private Equity	—	—	28	752	780
Derivatives with unrealized gains	50	—	—	—	50

	$51	$442	$69	$3,598	$4,160

For Kodak’s major U.S. defined benefit pension plans, equity investments are invested broadly in U.S. equity, developed international equity, and emerging markets. Fixed income investments are comprised primarily of long duration U.S. Treasuries and investment-grade corporate bonds. Real estate investments primarily include investments in limited partnerships that invest in office, industrial, retail and apartment properties. Private equity investments are primarily comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital, leveraged buyouts and special situations. Natural resource investments in oil and gas partnerships and timber funds are also included in this category. Absolute return investments are comprised of a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies held separate from the derivative-linked hedge funds described later in this footnote.

Major Non-U.S. Plans

December 31, 2015

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total

Cash and cash equivalents	$5	$—	$—	$16	$21

Equity Securities	—	6	—	16	22

Debt Securities:
Government Bonds	—	39	—	117	156
Inflation-Linked Bonds	—	—	—	3	3
Investment Grade Bonds	—	45	—	45	90
Global High Yield & Emerging Market Debt	—	—	—	3	3

Real Estate	—	2	—	—	2

Global Balanced Asset Allocation Funds	—	—	—	47	47

Other:
Absolute Return	—	4	—	8	12
Private Equity	—	—	—	61	61
Insurance Contracts	—	311	—	—	311
Derivatives with unrealized gains	2	—	—	—	2
Derivatives with unrealized losses	(2)	—	—	—	(2)

	$5	$407	$—	$316	$728

Major Non-U.S. Plans

December 31, 2014

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total

Cash and cash equivalents	$4	$—	$—	$32	$36

Equity Securities	—	8	—	38	46

Debt Securities:
Government Bonds	—	39	—	114	153
Inflation-Linked Bonds	—	—	—	9	9
Investment Grade Bonds	—	37	—	—	37
Global High Yield & Emerging Market Debt	—	—	—	11	11

Real Estate	—	2	—	—	2

Global Balanced Asset Allocation Funds	—	1	—	90	91

Other:
Absolute Return	—	4	—	7	11
Private Equity	—	—	—	56	56
Insurance Contracts	—	340	—	—	340
Derivatives with unrealized gains	5	—	—	—	5
Derivatives with unrealized losses	(2)	—	—	—	(2)

	$7	$431	$—	$357	$795

For Kodak’s major non-U.S. defined benefit pension plans, equity investments are invested broadly in local equity, developed international and emerging markets. Fixed income investments are comprised primarily of government and investment grade corporate bonds. Real estate investments primarily include investments in limited partnerships that invest in office, industrial, and retail properties. Private equity investments are comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital and leveraged buyouts. Absolute return investments are comprised of a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies held separate from the derivative-linked hedge funds described later in this footnote.

For Kodak’s major defined benefit pension plans, certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts. Investments in derivatives are used to obtain desired exposure to a particular asset, index or bond duration and require only a portion of the total exposure to be invested as cash collateral. In instances where exposures are obtained via derivatives, the majority of the exposure value is available to be invested, and is typically invested, in a diversified portfolio of hedge fund strategies that generate returns in addition to the return generated by the derivatives. Of the December 31, 2015 investments shown in the major U.S. plans table above, 10% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 24% of the total pension assets represented U.S. government bond exposure, at 18 years target duration, obtained via derivatives and are reported in government bonds. Of the December 31, 2014 major U.S. plans investments, 9% and 25% of the total pension assets represented exposures to equity securities and U.S. government bonds (at 18 years target duration), respectively, obtained from the use of derivatives, and are reported in those respective classes.

Of the December 31, 2015 investments shown in the major Non-U.S. plans table above, 0% and 12% of the total pension assets represented derivatives exposures to equity securities and government bonds (at 13 years target duration), respectively, and are reported in those respective classes. Of the December 31, 2014 major Non-U.S. total pension investments, 1% and 9% of the total pension assets represented exposures to equity securities and government bonds (at 25 years target duration), respectively, obtained from the use of derivatives, and are reported in those respective classes.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans:

(in millions)
	U.S.
	Balance at January 1, 2015	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2015

Real Estate	$41	$6	$(13)	$—	$34
Private Equity	28	1	(5)	—	24

Total	$69	$7	$(18)	$—	$58

	U.S.
	Balance at January 1, 2014	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2014

Real Estate	$47	$—	$(6)	$—	$41
Private Equity	54	(12)	(14)	—	28

Total	$101	$(12)	$(20)	$—	$69

Kodak expects to contribute $4 million in 2016 for the major Non-U.S. defined benefit pension plans and does not expect to make a contribution to KRIP in 2016.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2016	$357	$47
2017	341	47
2018	331	46
2019	321	46
2020	311	45
2021-2025	1,401	214

NOTE 17:	OTHER POSTRETIREMENT BENEFITS

The Company provided U.S. medical, dental, life insurance, and survivor income benefits to eligible retirees, long-term disability recipients and their spouses, dependents and survivors. Generally, to be eligible for these benefits, former employees leaving the Company prior to January 1, 1996 were required to be 55 years of age with ten years of service or their age plus years of service must have equaled or exceeded 75. For those leaving the Company after December 31, 1995, former employees were required to be 55 years of age with ten years of service or have been eligible as of December 31, 1995. These benefits are paid from the general assets of the Company as they are incurred.

The Company’s subsidiaries in Canada and the U.K. offer similar postretirement benefits. Information on the U.S., Canada and U.K. other postretirement plans is presented below.

On November 7, 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the Retiree Committee appointed by the U.S. Trustee which eliminated or reduced certain retiree benefits under the U.S. plan. The Company also eliminated all postretirement benefits for active employees in the U.S.

The measurement date used to determine the net benefit obligation for Kodak’s other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows:

	Year Ended December 31,
(in millions)	2015	2014
Net benefit obligation at beginning of period	$86	$95
Interest cost	3	4
Plan participants’ contributions	7	9
Actuarial (gain) loss	(8)	2
Benefit payments	(12)	(18)
Currency adjustments	2	(6)

Net benefit obligation at end of period	$78	$86

Underfunded status at end of period	$(78)	$(86)

Amounts recognized in the Consolidated Statement of Financial Position consist of:

	As of December 31,
(in millions)	2015	2014
Other current liabilities	$(5)	$(8)
Pension and other postretirement liabilities	(73)	(78)

	$(78)	$(86)

Amounts recognized in Accumulated other comprehensive loss consist of:

	As of December 31,
(in millions)	2015	2014
Net actuarial gain	$(8)	$—

Total recorded in Accumulated other comprehensive income	$(8)	$—

Changes in benefit obligations recognized in Other comprehensive (loss) income consist of:

	Year Ended December 31,
(in millions)	2015	2014
Newly established loss	$(8)	$(2)

Total loss recognized in Other comprehensive (loss) income	$(8)	$(2)

Other postretirement benefit cost included:

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013

Components of net postretirement benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	3	4	1	3
Amortization of:
Prior service credit	—	—	—	(75)
Actuarial loss	—	—	—	3

Other postretirement benefit cost (income) from continuing operations	$3	$4	$1	$(69)

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	Year Ended December 31,
	2015	2014
Discount rate	3.60%	3.49%
Salary increase rate	1.80%	2.60%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Discount rate	3.49%	4.28%	4.09%	3.23%
Salary increase rate	2.60%	2.50%	2.50%	2.50%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2015	2014
Healthcare cost trend	5.81%	6.47%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.21%	4.65%
Year that the rate reaches the ultimate trend rate	2022	2021

Assumed healthcare cost trend rates effect the amounts reported for the healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(4)

Kodak expects to make benefit payments of $5 million to these postretirement benefit plans in 2016.

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2016	$5
2017	5
2018	5
2019	4
2020	4
2021-2025	19

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

As a result of the net loss from continuing operations for the years ended December 31, 2015 and December 31, 2014 and four months ended December 31, 2013, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods. If Kodak had reported earnings from continuing operations for the years ended December 31, 2015 and December 31, 2014 and four months ended December 31, 2013, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013
Unvested share-based awards	0.2	0.1	0.2
Warrants to purchase common shares	0.3	1.5	1.7

Total	0.5	1.6	1.9

The computation of diluted earnings per share for the years ended December 31, 2015 and December 31, 2014 also excluded 0.1 million shares associated with the assumed conversion of outstanding employee stock options because the effects would have been anti-dilutive. There were no employee stock options outstanding for the four months ended December 31, 2013.

The Predecessor Company reported earnings from continuing operations for the eight months ended August 31, 2013. However, the computation of diluted earnings per share for the eight months ended August 31, 2013 excluded the assumed conversion of outstanding employee stock options and detachable warrants to purchase common shares, and approximately $400 million of convertible senior notes due 2017 because the effects would have been anti-dilutive. The following table sets forth the total amount of outstanding employee stock options and detachable warrants to purchase common shares as of August 31, 2013:

Predecessor
(in millions of shares)	Eight Months Ended August 31, 2013

Employee stock options	7.0
Detachable warrants to purchase common shares	40.0

Total	47.0

NOTE 19: STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan is administered by the Executive Compensation Committee of the Board of Directors.

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

Restricted Stock Units

Restricted stock units are payable in shares of the Company common stock upon vesting. The fair value is based on the closing market price of the Company’s stock on the grant date. Compensation cost related to restricted stock units was $7 million for the years ended December 31, 2015 and 2014 and $1 million for the four months ending December 31, 2013.

As of December 31, 2015, there was $6 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2015:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2014	685,430	$22.15
Granted	387,187	$14.86
Vested	(237,957)	$21.73
Forfeited	(60,115)	$15.74

Outstanding on December 31, 2015	774,545	$19.13

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2015:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding on December 31, 2014	781,321	$22.56
Granted	783,476	$15.31
Forfeited	(44,002)	$20.25

Outstanding on December 31, 2015	1,520,795	$18.89	6.17
Exercisable on December 31, 2015	273,205	$22.61	5.73
Expected to vest December 31, 2015	1,247,590	$18.08	6.27

There was no intrinsic value of options outstanding and exercisable due to the fact that the market price of the Company’s common stock as of December 31, 2015 was below the weighted average exercise price of options. There were no options exercises in 2015.

The weighted average grant date fair value of options granted for the years ended December 31, 2015 and 2014 was $5.94 and $7.74, respectively. The total fair value of options that vested during the year ended December 31, 2015 was $2 million. No options vested during the year ended December 31, 2014 and no options were granted during the four months ended December 31, 2013. Compensation cost related to stock options for the years ended December 31, 2015 and 2014 was $4 million and $1 million, respectively.

As of December 31, 2015, there was $5 million of unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.6 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions in the following table. Public trading of the Company’s common stock began on September 23, 2013, providing limited historical data upon which to base assumptions. The expected term of options granted is the period of time the options are expected to be outstanding and is calculated using a simplified method based on the option’s vesting period and original contractual term. The expected volatility was generally based on the historical volatility of a set of publicly-traded benchmark companies, taking into consideration the difference in leverage between the Company and the benchmark companies. The risk-free rate was based on the yield on U.S. Treasury notes with a term equal to the option’s expected term.

The following inputs were used for the valuation of option grants issued in each year:

	For the Years Ended December 31,
	2015	2014
Weighted-average fair value of options granted	$5.94	$7.74
Weighted-average risk-free interest rate	1.46%	1.46%
Range of risk-free interest rates	1.26% - 1.60%	1.39% - 1.51%
Weighted-average expected option lives	4.5 years	4.5 years
Expected option lives	4.5 years	4.5 years
Weighted-average volatility	46%	39%
Range of expected volatilities	40% - 49%	36% - 42%
Weighted-average expected dividend yield	0.0%	0.0%

Stock-based Awards Classified as Liabilities

Kodak will settle a portion of its 2015 incentive compensation plans with a variable amount of common stock based on the stock price at the time of settlement. The plans include minimum performance gates and annual performance metrics for 2015. The amount of incentive compensation to be paid is based on performance against the metrics. The fair value of the awards is determined based on a targeted dollar amount for the expected performance against the plans’ criteria as of the balance sheet date. The actual number of shares to be issued will be determined based on actual results achieved by Kodak, the stock price on the date of issuance and any discretion exercised by the Executive Compensation Committee. The shares will be issued under the 2013 Omnibus Incentive Plan. Stock compensation expense associated with these awards was approximately $6 million for the year ended December 31, 2015.

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

Kodak recognized stock-based compensation expense in the amount of $3 million for the eight months ended August 31, 2013. There were no proceeds from the issuance of common stock through stock option plans for the eight months ended August 31, 2013.

NOTE 20: SHAREHOLDERS’ EQUITY

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of the Predecessor Company’s common stock were canceled. The Successor Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2015 and December 31, 2014 there were 42.0 million and 41.9 million shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

On the Effective Date, the Company issued, to the holders of general unsecured claims and the retiree settlement unsecured claim, net-share settled warrants to purchase: (i) 2.1 million shares of common stock at an exercise price of $14.93 and (ii) 2.1 million shares of common stock at an exercise price of $16.12. The warrants are classified as equity instruments and reported within Additional paid in capital in the Consolidated Statement of Financial Position at their fair value as of the Effective Date ($24 million). As of December 31, 2015, there were warrants outstanding to purchase 3.6 million shares of common stock.

During each of the years ended December 31, 2015 and December 31, 2014, the Company repurchased shares of common stock for approximately $1 million to satisfy tax withholding obligations in connection with the issuance of stock to employees under the 2013 Plan. Treasury stock consisted of approximately 0.3 million shares and 0.2 million shares at December 31, 2015 and December 31, 2014, respectively.

NOTE 21:	OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

(in millions)			Successor			Predecessor
			Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Currency translation adjustments			$(35)	$(33)	$1	$4

Reclassification adjustment for losses included in Other charges (net), before tax			2	—	—	—

Reclassification adjustment for losses included in Other charges (net), net of tax			2	—	—	—

Pension and other postretirement benefit plan changes
Newly established prior service credit			4	61	6	—
Newly established net actuarial (loss) gain			(88)	(278)	95	393
Tax (benefit) provision			(5)	7	(3)	(14)

Newly established prior service credit and net actuarial (loss) gain, net of tax			(89)	(210)	98	379

Reclassification adjustments:
Amortization of prior service credit	(a	)	(8)	(3)	—	(75)
Amortization of actuarial (gains) losses	(a	)	(2)	1	—	185

Recognition of losses due to settlements and curtailments	(a	)	1	10	—	1,563

Total reclassification adjustments			(9)	8	—	1,673
Tax (provision)			—	—	—	(448)

Reclassification adjustments, net of tax			(9)	8	—	1,225

Pension and other postretirement benefit plan changes, net of tax			(98)	(202)	98	1,604

Other comprehensive (loss) income			$(131)	$(235)	$99	$1,608

(a)	Reclassified to Pension (income) expense - refer to Note 16, “Retirement Plans” and Note 17, “Other Postretirement Benefits” for additional information.

NOTE 22:	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is composed of the following:

	As of December 31,
(in millions)	2015	2014
Currency translation adjustments	$(67)	$(32)
Available for sale securities	2	$—
Pension and other postretirement benefit plan changes	(202)	(104)

Ending balance	$(267)	$(136)

NOTE 23:	SEGMENT INFORMATION

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

Consumer and Film: The Consumer and Film segment is comprised of three lines of business: Consumer Inkjet Solutions; Motion Picture, Industrial Chemicals and Films, and Consumer Products.

Intellectual Property Solutions: The Intellectual Property Solutions segment includes licensing and research and development activities not directly related to the other segments.

Eastman Business Park: The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200 acre technology center and industrial complex.

All Other: All Other is composed of Kodak’s consumer film business in countries where that business had not yet transferred ownership to the KPP Purchasing Parties (as defined in Note 15 “Discontinued Operations”) and the RED utilities variable interest entity.

Segment financial information is shown below. Asset information by segment is not disclosed as this information is not separately identified and reported to the Chief Operating Decision Maker (“CODM”).

Net Revenues from Continuing Operations by Reportable Segment

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
(in millions)
Print Systems	$1,106	$1,257	$485	$844
Enterprise Inkjet Systems	173	185	83	133
Micro 3D Printing and Packaging	128	130	42	75
Software and Solutions	112	108	39	82
Consumer and Film	265	352	147	371
Intellectual Property Solutions	1	70	9	1
Eastman Business Park	13	14	4	4
All Other	—	—	3	36

Consolidated total	$1,798	$2,116	$812	$1,546

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; depreciation and amortization expense; corporate components of pension and OPEB income; restructuring costs; stock-based compensation expense; change in U.S. vacation benefits; consulting and other costs; idle costs; indirect costs previously allocated to discontinued operations; other operating (expense) income, net (unless otherwise indicated); loss on early extinguishment of debt; interest expense; other (charges) income, net; reorganization items, net and; in prior periods, the impact of certain fresh start accounting adjustments.

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

Change in Segment Measure of Profit and Loss

During the third quarter of 2015 a $3 million gain was recognized related to assets that were acquired for no monetary consideration. The gain was reported in Other operating (income) expense, net in the Consolidated Statement of Operations. Other operating (income) expense, net is typically excluded from the segment measure. However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings for the year ended 2015. No other periods were impacted by this change.

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Print Systems	$98	$93	$38	$32
Enterprise Inkjet Systems	(26)	(44)	(15)	(34)
Micro 3D Printing and Packaging (5)	9	(1)	—	(3)
Software & Solutions	9	3	(1)	(11)
Consumer & Film	52	66	34	127
Intellectual Property Solutions	(22)	40	(2)	(19)
Eastman Business Park	2	1	4	1

Total of reportable segments	122	158	58	93
All Other	5	5	4	5
Depreciation and amortization	(145)	(199)	(75)	(97)
Corporate components of pension and OPEB income (1)	133	110	67	43
Restructuring costs and other	(38)	(59)	(17)	(45)
Stock-based compensation	(18)	(8)	(1)	(3)
Change in U.S. vacation benefits (4)	17	—	—	—
Consulting and other costs (2)	(13)	(6)	(2)	—
Idle costs (3)	(3)	(4)	—	1
Costs previously allocated to discontinued operations	(1)	(4)	(5)	(35)
Fresh start adjustments	—	—	(73)	—
Other operating (expense) income, net excluding gain related to Unipixel termination (5)	(5)	(9)	(2)	495
Loss on early extinguishment of debt, net	—	—	—	(8)
Interest expense	(63)	(62)	(22)	(106)
Other charges, net	(21)	(21)	10	(13)
Reorganization items, net	(5)	(13)	(16)	2,026

Consolidated (loss) earnings from continuing operations before income taxes	$(35)	$(112)	$(74)	$2,356

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
(2)	Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives in the current year periods. The prior year periods primarily represent the cost of AlixPartners filling interim executive positions which are not captured within “Reorganization items, net” as well as consulting services provided by former executives during transitional periods.
(3)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(4)	In the fourth quarter of 2015, Kodak changed the timing of when U.S. employees earn their vacation benefits which reduced the related accrual as of December 31, 2015.
(5)	In 2015 a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel. The gain was reported in Other operating (income) expense, net in the Consolidated Statement of Operations. Other operating (income) expense, net is typically excluded from the segment measure. However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings in 2015.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

(in millions)	Successor			Predecessor
Intangible asset amortization expense from continuing operations:	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Print Systems	$9	$9	$3	$6
Enterprise Inkjet Systems	4	4	1	2
Micro 3D Packaging & Printing	9	9	3	1
Software & Solutions	2	2	1	1
Consumer & Film	1	1	—	—

Consolidated total	$25	$25	$8	$10

(in millions)	Successor			Predecessor
Depreciation expense from continuing operations:	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
Print Systems	$39	$51	$19	$34
Enterprise Inkjet Systems	12	12	5	8
Micro 3D Packaging & Printing	6	8	3	4
Software & Solutions	1	2	1	2
Consumer & Film	30	65	23	23
Intellectual Property Solutions	2	8	4	2
Eastman Business Park	6	11	7	7

Sub-total	96	157	62	80

Other	16	15	5	3
Restructuring-related depreciation	8	2	—	4

Consolidated total	$120	$174	$67	$87

Geographic Information

(in millions)	Successor			Predecessor
Net sales to external customers attributed to (1):	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
The United States	$622	$751	$243	$519

Europe, Middle East and Africa	597	727	287	548
Asia Pacific	402	451	207	330
Canada and Latin America	177	187	75	149

Non U.S. countries total	1,176	1,365	569	1,027

Consolidated total	$1,798	$2,116	$812	$1,546

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2015 and December 31, 2014, four months ended December 31, 2013 or eight months ended August 31, 2013.

(in millions)	As of December 31,
Property, plant and equipment, net located in:	2015	2014	2013
The United States	$217	$271	$378

Europe, Middle East and Africa	55	68	91
Asia Pacific	76	75	83
Canada and Latin America	78	110	132

Non U.S. countries total (1)	209	253	306

Consolidated total	$426	$524	$684

(1)	Of the total non U.S. property, plant and equipment in 2015, $64 million are located in Brazil and $60 million are located in China. Of the total non U.S. property, plant and equipment in 2014, $95 million are located in Brazil and $59 million are located in China. Of the total non U.S. property, plant and equipment in 2013, $113 million are located in Brazil. No other non U.S. country had greater than 10% of property, plant and equipment in 2015, 2014 or 2013.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

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

On August 30, 2013, the Company entered into an agreement (the “Amended SAPA”) amending and restating the SAPA. The Amended SAPA provided for, among other things, a series of deferred closings to take place in certain foreign jurisdictions following the initial closing under the Amended SAPA. The deferred closings implemented the legal transfer of the Business to KPP subsidiaries in the deferred closing foreign jurisdictions in accordance with local law. Pursuant to the Amended SAPA, Kodak operated the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurred, and delivered to (or received from) a KPP subsidiary at each deferred closing a payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from September 1, 2013 through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business were reported as Loss (earnings) from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business were categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

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

(in millions)	Predecessor Company (a)	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$1,070	$(172	) (1)	$—		$898
Restricted cash	24	98	(2)	—		122
Receivables, net	492	—		—		492
Inventories, net	435	—		67	(21)	502
Assets held for sale	109	—		8	(22)	117
Other current assets	77	8	(3)	(42	) (23)	42
		(1	) (4)

Total current assets	2,207	(67)		33		2,173
Property, plant & equipment, net	507	—		220	(24)	727
Goodwill	56	—		32	(25)	88
Intangible assets, net	43	—		192	(26)	235
Deferred income taxes	22	(21	) (3)	55	(23)	56
Other long-term assets	202	15	(5)	(26	) (27)	184
		8	(6)	(8	) (28)
		(8	) (7)	1	(29)

TOTAL ASSETS	$3,037	$(73)		$499		$3,463

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$317	$6	(8)	$—		$339
		3	(9)
		13	(10)
Short-term borrowings and current portion of long-term debt	681	(641	) (11)	—		44
		4	(12)
Other current liabilities	600	(17	) (13)	(8	) (30)	586
		(13	) (3)	(14	) (29)
		38	(14)
Liabilities held for sale	45	—		(3	) (22)	42

Total current liabilities	1,643	(607)		(25)		1,011
Long-term debt, net of current portion	370	(370	) (15)	11	(31)	676
		665	(16)
Pension and other postretirement liabilities	411	156	(17)	178	(29)	745
Other long-term liabilities	318	61	(17)	82	(23)	408
				(53	) (32)
Liabilities subject to compromise	2,475	(2,475	) (17)	—		—

Total liabilities	5,217	(2,570)		193		2,840

Equity (Deficit)
Common stock (Successor)	—	—	(18)	—		—
Additional paid in capital (Successor)	—	540	(18)	73	(33)	613
Common stock (Predecessor)	978	(978	) (19)	—		—
Additional paid in capital (Predecessor)	1,105	(1,105	) (19)	—		—
Retained earnings (deficit)	2,446	(1,671	) (20)	(775	) (34)	—
Accumulated other comprehensive loss	(1,008)	—		1,008	(34)	—

	3,521	(3,214)		306		613
Less: Treasury stock (Predecessor)	(5,711)	5,711	(19)	—		—

Total Eastman Kodak Company shareholders’ (deficit) equity	(2,190)	2,497		306		613
Noncontrolling interests	10	—		—		10

Total equity (deficit)	(2,180)	2,497		306		623

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,037	$(73)		$499		$3,463

(a)	On the Effective Date, Kodak completed the sale of substantially all of its assets constituting the Personalized Imaging and Document Imaging businesses to KPP Holdco Limited. This transaction has been reflected in the Predecessor Company period. Refer to Note 27, “Discontinued Operations” for additional information.

Reorganization adjustments

(1)	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

(in millions)

Sources:

Net proceeds from Emergence Credit Facilities	$664
Proceeds from Rights Offerings	406

Total sources		$1,070
Uses:
Repayment of Junior DIP Term Loans	$644
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees and expenses	16

Total uses		1,242

Net uses		$(172)

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

(25)	This adjustment eliminated the Predecessor goodwill balance of $56 million and records Successor goodwill of $88 million, which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets, as follows:

Successor
(in millions)	As of September 1, 2013
Reorganization value of Successor assets	$3,463
Less: Fair value of Successor assets (excluding goodwill)	3,375

Reorganization value of Successor assets in excess of fair value - Successor goodwill	$88

Refer to Note 5, “Goodwill and Other Intangible Assets” for Successor goodwill by reportable segment.

(26)	The net adjustment of $192 million reflects the write-off of existing intangibles of $43 million and an adjustment of $235 million to record the fair value of intangibles, determined as follows:

a.	Trade names of $54 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions:

i.	Forecasted revenues attributable to the trade names ranging from September 1, 2013 to December 31, 2023, including a terminal year with growth rates ranging from 0% to 3%;

ii.	Royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis;

iii.	Discount rates ranging from 27% to 32%, which were based on the after-tax weighted-average cost of capital; and

iv.	Kodak anticipates using its trade name for an indefinite period.

b.	Technology based intangibles of $131 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective technologies for the period ranging from September 1, 2013 to December 31, 2025;

ii.	Royalty rates ranging from 1% to 16% determined with regard to comparable market transactions and cash flows of the respective technologies;

iii.	Discount rates ranging from 29% to 34%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 4 to 12 years.

c.	Customer related intangibles of $39 million were valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions:

i.	Forecasted revenues and profit margins attributable to the current customer base for the period ranging from September 1, 2013 to December 31, 2024;

ii.	Attrition rates ranging from 2.5% to 20%;

iii.	Discount rates ranging from 29% to 38%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 3 to 10 years.

d.	In-process research and development of $9 million was determined using the income approach, specifically the multi-period excess earnings method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective research and development projects for the period of September 1, 2013 to December 31, 2019;

ii.	Discount rate of 40% based on the after-tax weighted-average cost of capital adjusted for perceived risks inherent in the individual assets; and

iii.	Economic life of 6 years.

e.	In addition, the Company recorded the fair value of other intangibles of $2 million primarily related to favorable contracts and leasehold improvements that were favorable relative to available market terms.

(27)	Represents the write-off of deferred costs under various licensing transactions now being reflected in intangible assets.
(28)	Represents the write-off of unamortized debt issuance costs related to the Emergence Credit Facilities.
(29)	Represents the revaluation of pension and other postretirement obligations. Refer to Note 16, “Retirement plans “and Note 17, “Other postretirement benefits” for additional information.
(30)	Represents the revaluation of deferred revenues to the fair value of Kodak’s related future performance obligations.
(31)	Represents the write-off of unamortized debt discounts related to the Emergence Credit Facilities based on the fair value of debt.
(32)	Represents $38 million decrease in capitalized lease obligations determined based on market rents, $19 million decrease related to the remeasurement of employee benefit obligations offset by net $4 million increase in fair value adjustment related to asset retirement obligations and other miscellaneous liabilities.
(33)	Reflects the increase in fair value of the 34 million shares of common stock issued in connection with the Rights Offering from $11.94 to $14.11 per share.
(34)	Reflects the cumulative impact of fresh start adjustments as discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive loss.

(in millions)

Establishment of Successor goodwill	$88
Elimination of Predecessor goodwill	(56)
Establishment of Successor intangibles	235
Elimination of Predecessor intangibles	(43)
Inventory fair value adjustment	67
Property, plant & equipment fair value adjustment	220
Pension and other postretirement obligations fair value adjustment	(178)
Rights offering fair value adjustment	(73)
Long-term debt fair value adjustment	(11)
Other assets and liabilities fair value adjustments	53

Net gain on fresh start adjustments	302
Tax impact on fresh start adjustments	(69)
Elimination of Predecessor accumulated other comprehensive loss	(1,008)

Net impact on Retained earnings (deficit)	$(775)

The net gain on fresh start adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations.

NOTE 26:	REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:

	Successor			Predecessor
(in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013

Professional fees	$1	$10	$19	$114
Provision for expected allowed claims	—	(1)	—	133
Net gain on reorganization adjustments	—	—	—	(1,957)
Net gain on fresh start adjustments	—	—	—	(302)
Other items, net	4	4	(3)	(14)

Reorganization items, net	$5	$13	$16	$(2,026)

Cash payments for reorganization items	$9	$21	$85	$210

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

On the Effective Date, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to the KPP Purchasing Parties for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place on the Effective Date, but were transferred at a series of deferred closings in accordance with the Amended SAPA. The final deferred closing occurred in September 2015. Kodak operated the Business related to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurred, and delivered to (or received from) a KPP subsidiary at each deferred closing a true-up payment that reflected the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business were being reported as (Loss) earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business were being categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

Kodak recognized a pre-tax loss on the sale of the Business of approximately $163 million during the third quarter 2013 predecessor period. The pre-tax loss excluded recognition of $64 million of non-refundable consideration related to the delayed closings, which non-refundable consideration was received on the Effective Date, and $35 million of contingent consideration, subject to repayment to KPP which was also received by Kodak on the Effective Date. The pre-tax loss included the recognition of approximately $1.5 billion of unamortized pension losses previously reported in Accumulated other comprehensive income.

On March 17, 2014, the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March 2014 and the remainder was paid in March 2015) in lieu of working capital adjustments contemplated by the Amended SAPA.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and reported as part of Current assets held for sale and Current liabilities held for sale in the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2015	2014
Inventories, net	$—	$2
Property, plant and equipment, net	—	4
Other assets	—	6

Current assets held for sale	$—	$12

Trade payables	$—	$1

Current liabilities held for sale	$—	$1

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak entered into an ongoing supply arrangement with one or more KPP Purchasing Parties) and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes are as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
(in millions)
Revenues from Personalized and Document Imaging	$1	$61	$77	$738
Revenues from other discontinued operations	—	—	1	23

Total revenues from discontinued operations	$1	$61	$78	$761

Pre-tax (loss) earnings from Personalized and Document Imaging	$(5)	$9	$5	$(217)
Pre-tax loss from other discontinued operations	—	—	1	(14)
(Provision) benefit for income taxes related to discontinued operations	(3)	(5)	(2)	96

Earnings (loss) from discontinued operations, net of income taxes	$(8)	$4	$4	$(135)

The $5 million in pre-tax loss recognized in 2015 represents costs incurred related to the final deferred closing.

Kodak was required to use a portion of the proceeds from the divestiture of the Business to repay $200 million of the Junior DIP Credit Agreement. Interest expense on the debt that was required to be repaid as a result of the sale of the Business has therefore been allocated to discontinued operations ($14 million for the eight months ended August 31, 2013).

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

QUARTERLY SALES AND EARNINGS DATA (UNAUDITED)

(in millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
2015
Net revenues from continuing operations	$467		$446	$458	$427
Gross profit from continuing operations	119		99	86	77
Earnings (loss) from continuing operations	23	(3)	(13)	(23)	(54)
(Loss) earnings from discontinued operations (4)	—		(8)	—	—
Net earnings (loss) attributable to Eastman Kodak Company	24		(22)	(24)	(58)
Basic and diluted net earnings (loss) per share attributable to Eastman Kodak Company
Continuing operations	$0.57		$(0.34)	$(0.57)	$(1.38)
Discontinued operations	—		(0.19)	—	—

Total	$0.57		$(0.53)	$(0.57)	$(1.38)

(in millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
2014
Net revenues from continuing operations	$532		$568	$528	$488
Gross profit from continuing operations	109		156	102	89
(Loss) earnings from continuing operations	(40	) (2)	31 (1)	(60)	(53)
(Loss) earnings from discontinued operations (4)	(1)		(12)	(2)	19
Net (loss) earnings attributable to Eastman Kodak Company	(42)		17	(62)	(36)
Basic net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	$(0.98)		$0.70	$(1.44)	$(1.32)
Discontinued operations	(0.02)		(0.29)	(0.05)	0.46

Total	$(1.00)		$0.41	$(1.49)	$(0.86)

Diluted net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	$(0.98)		$0.67	$(1.44)	$(1.32)
Discontinued operations	(0.02)		(0.28)	(0.05)	0.46

Total	$(1.00)		$0.39	$(1.49)	$(0.86)

(1)	Includes pre-tax licensing revenue of $51 million which increased net earnings from continuing operations by $51 million.
(2)	Includes pre-tax charge of $16 million from the remeasurement of the Venezuelan subsidiary monetary assets and liabilities, which decreased net earnings from continuing operations by $16 million.
(3)	Includes $17 million pre-tax benefit from the change in U.S. vacation benefits, which increased net earnings from continuing operations by $17 million.
(4)	Refer to Note 27, “Discontinued Operations”, in the Notes to Financial Statements for a discussion regarding discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013). Based on management’s assessment using the COSO criteria, management has concluded that Kodak’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, Kodak’s independent registered public accounting firm, as stated in their report which appears on page 50 of this Annual Report on Form 10-K.

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

The information required by Item 10 regarding directors is incorporated herein by reference from the information under the caption “Board of Directors and Corporate Governance - Director Nominees” in the Company’s Notice of 2016 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2015. The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption “Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee” in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I under the caption “Executive Officers of the Registrant” on page 21 of this report. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a Business Conduct Guide that applies to all of our officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, as well as a Directors’ Code of Conduct that applies to our directors and Board observers. Our Business Conduct Guide and Directors’ Code of Conduct are posted on our website located at http://ek.client.shareholder.com/supporting.cfm. We intend to disclose future amendments to certain provisions of the Business Conduct Guide and waivers of the Business Conduct Guide granted to executive officers, on the website within four business days following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement: “Executive Compensation”, “Director Compensation” and “Board of Directors and Corporate Governance - Executive Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. “Securities Authorized for Issuance Under Equity Compensation Plans” is shown below:

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2015, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	2,295,340	$18.89	2,086,744

(1)	The Company’s equity compensation plan not approved by security holders is the 2013 Omnibus Long-Term Compensation Plan which was approved by the Bankruptcy Court pursuant to the Plan of Reorganization, the material terms of which were summarized in the Company’s Current Report on Form 8-K filed on September 10, 2013, and a copy of which was filed with the Quarterly Report on Form 10-Q for the period ending September 30, 2013 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance - Director Independence” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Consolidated financial statements:
Report of independent registered public accounting firm	50
Consolidated statement of operations	52
Consolidated statement of comprehensive (loss) income	53
Consolidated statement of financial position	54
Consolidated statement of equity (deficit)	55
Consolidated statement of cash flows	57
Notes to financial statements	59

2. Financial statement schedule:
II - Valuation and qualifying accounts	126

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Supplemental data:
Quarterly sales and earnings data (unaudited)	120

4. Exhibits required as part of this report are listed in the index appearing on pages 127 through 130.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/ Jeffrey J. Clarke
Jeffrey J. Clarke
Chief Executive Officer
March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ Jeffrey J. Clarke Jeffrey J. Clarke	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John N. McMullen John N. McMullen	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Eric H. Samuels Eric H. Samuels	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

By:	/s/ Mark S. Burgess	Director
Mark S. Burgess

By:	/s/ James V. Continenza	Chairman
James V. Continenza

By:	/s/ Matthew A. Doheny	Director
Matthew A. Doheny

By:	/s/ John A. Janitz	Director
John A. Janitz

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Jason New	Director
Jason New

	/s/ William G. Parrett	Director
By:	William G. Parrett

By:	/s/ Derek Smith	Director
Derek Smith

Date: March 15, 2015

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

(in millions)	Beginning Balance	Additions	Net Deductions and Other	Ending Balance
Year ended December 31, 2015 (Successor)
Reserve for doubtful accounts	$11	4	5	$10
Deferred tax valuation allowance	$1,127	182	108	$1,201

Year ended December 31, 2014 (Successor)
Reserve for doubtful accounts	$6	5	—	$11
Deferred tax valuation allowance	$953	257	83	$1,127

Four Months ended December 31, 2013 (Successor)
Reserve for doubtful accounts	$—	6	—	$6
Deferred tax valuation allowance	$1,273	157	477	$953

In connection with the application of fresh start accounting on September 1, 2013, the carrying value of trade receivables was adjusted to fair value, eliminating the reserve for doubtful accounts.

Eight Months ended August 31, 2013 (Predecessor)
Reserve for doubtful accounts	$30	—	8	$22
Deferred tax valuation allowance	$2,838	180	1,745	$1,273

Eastman Kodak Company

Index to Exhibits

Exhibit Number

(2.1)	Confirmation Order from the United States Bankruptcy Court for the Southern District of New York Confirming the First Amended Joint Chapter 11 Plan of Reorganization, dated August 23, 2013. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed on August 29, 2013).

(2.2)	First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K as filed on August 29, 2013).

(2.3)	Amended and Restated Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, and, solely for purposes of Section 11.4, KPP Holdco Limited, dated August 30, 2013. (Incorporated by reference to Exhibit 2.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(3.1)	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)	Third Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 as filed on August 5, 2014).

(4.1)	Registration Rights Agreement between Eastman Kodak Company and certain stockholders listed on Schedule 1 thereto, dated September 3, 2013. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A as filed on September 3, 2013).

(4.2)	Warrant Agreement between Eastman Kodak Company and ComputerShare Trust Company, N.A. and ComputerShare Inc. as Warrant Agent, dated September 3, 2013. (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A as filed on September 3, 2013).

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

*(10.2)	Eastman Kodak 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.3)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.4)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 as filed on May 7, 2015).

#(10.5)	Credit Agreement dated September 3, 2013 among Eastman Kodak Company as Borrower, the guarantors named therein as Guarantors, the lenders named therein as Lenders, Bank of America, N.A. as Administrative and Collateral Agent, Barclays Bank PLC as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.6)	Security Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Bank of America, N.A. as Agent. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(10.7)	Intercreditor Agreement dated September 3, 2013 among Bank of America, N.A. as Representative with respect to the ABL Credit Agreement, JPMorgan Chase Bank, N.A. as Representative with respect to the Senior Term Loan Agreement, Barclays Bank PLC, as Representative with respect to the Junior Term Loan Agreement, Eastman Kodak Company and the other grantors party thereto. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.8)	Senior Secured First Lien Term Credit Agreement dated September 3, 2013 among Eastman Kodak Company, as the Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.9)	Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.10)	Senior Secured Second Lien Term Credit Agreement dated September 3, 2013, among Eastman Kodak Company, as the Borrower and the lenders party thereto, Barclays Bank PLC, as Administrative Agent and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.11)	Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Barclays Bank PLC as Administrative Agent. (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(10.12)	Amended and Restated Settlement Agreement (Eastman Business Park) between Eastman Kodak Company, the New York State Department of Environmental Conservation, and the New York State Urban Development Corporation d/b/a Empire State Development, dated August 6, 2013. (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.13)	Employment Agreement between Eastman Kodak Company and John N. McMullen, dated May 16, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 as filed on August 5, 2014).

*(10.14)	Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 10, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*#(10.15)	Management Agreement with Douglas J. Edwards, dated September 3, 2013. (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.16)	Management Agreement with Antonio M. Perez, dated September 3, 2013. (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*#(10.17)	Management Agreement with Patrick M. Sheller, dated September 3, 2013. (Incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.18)	Management Agreement with Brad Kruchten, dated September 3, 2013. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

(10.19)	Settlement Agreement between Eastman Kodak Company, Kodak Limited, Kodak International Finance Limited, Kodak Polychrome Graphics Finance UK Limited, and the KPP Trustees Limited, as trustee for the Kodak Pension Plan of the United Kingdom, dated April 26, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

(10.20)	Backstop Commitment Agreement among Eastman Kodak Company and the Backstop Parties party thereto, dated June 18, 2013. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

*(10.21)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, dated January 1, 2014. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.22)	Eastman Kodak Company Administrative Guide for the 2014 Performance Period under the Executive Compensation for Excellence and Leadership Plan. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.23)	Eastman Kodak Company Administrative Guide for the 2015 Performance Period under the Executive Compensation for Excellence and Leadership Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 as filed on May 7, 2015).

*(10.24)	Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.25)	Eastman Kodak Company Officer Severance Policy, filed herewith.

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

(21)	Subsidiaries of Eastman Kodak Company, filed herewith.

(23)	Consents of Independent Registered Public Accounting Firm, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by John N. McMullen, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John N. McMullen, filed herewith.

(99.1)	Section 13(r) Disclosure, filed herewith.

(99.2)	Interactive Data File Temporary Hardship Exemption

+(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

+(101.INS)	XBRL Instance Document.

+(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

+(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

+(101.SCH)	XBRL Taxonomy Extension Scheme Linkbase.

+(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.

*	Management contract or compensatory plan or arrangement.
#	Eastman Kodak Company was granted confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.
+	To be filed by amendment.