Form 10-K/A
period 2015-12-31
EASTMAN KODAK CO
filed 2016-03-18
CIK 31235

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

Explanatory Note

Eastman Kodak Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 15, 2016, solely for the purpose of filing Exhibit 101 – Interactive Data Files required by Rule 405 of Regulation S-T.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits required as part of this report are listed in the index appearing on pages 3 through 6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)
March 18, 2016

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

*(10.25)	Eastman Kodak Company Officer Severance Policy, previously filed.

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges, previously filed.

(21)	Subsidiaries of Eastman Kodak Company, previously filed.

(23)	Consents of Independent Registered Public Accounting Firm, previously filed.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by John N. McMullen, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, furnished herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John N. McMullen, furnished herewith.

(99.1)	Section 13(r) Disclosure, previously filed.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.

(101.INS)	XBRL Instance Document, filed herewith.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase, filed herewith.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

(101.SCH)	XBRL Taxonomy Extension Scheme Linkbase, filed herewith.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase, filed herewith.

*	Management contract or compensatory plan or arrangement.
#	Eastman Kodak Company was granted confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.