Form 10-K/A
period 2015-12-31
EASTMAN KODAK CO
filed 2016-04-01
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment Number 2)

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

Explanatory Note

Eastman Kodak Company (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 15, 2016 and amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on March 18, 2016 (as amended, the “Original Filing”), solely for the purpose of incorporating into the EDGAR version of the Consolidated Statement of Equity (Deficit) included in Item 8 of the Original Filing certain final edits thereto which were not captured during the original EDGAR filing process and to make a conforming change to the Interactive Data Files filed as Exhibit 101 of the Original Filing.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2016.

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

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock (2)	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity as of December 31, 2013 (Successor)	$—	$613	$(81)	$99	$(3)	$628	$20	$648
Equity transactions with noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Net (loss) income	—	—	(123)	—	—	(123)	5	(118)
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	(33)	—	(33)	—	(33)
Pension and other postretirement liability adjustments	—	—	—	(202)	—	(202)	—	(202)
Stock-based compensation	—	8	—	—	—	8	—	8
Purchases of treasury stock, (44,911 shares) (3)	—	—	—	—	(1)	(1)	—	(1)

Equity (deficit) as of December 31, 2014 (Successor)	$—	$621	$(204)	$(136)	$(4)	$277	$22	$299
Equity transactions with noncontrolling interest	—	—	1	—	—	1	(2)	(1)
Net (loss) income	—	—	(80)	—	—	(80)	5	(75)
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	(35)	—	(35)	—	(35)
Reclassification of realized losses on available-for-sale securities included in net earnings, net of tax	—	—	—	2	—	2	—	2
Pension and other postretirement liability adjustments	—	—	—	(98)	—	(98)	—	(98)
Stock-based compensation	—	12	—	—	—	12	—	12
Purchases of treasury stock, (84,678 shares) (3)	—	—	—	—	(1)	(1)	—	(1)

Equity (deficit) as of December 31, 2015 (Successor)	$—	$633	$(283)	$(267)	$(5)	$78	$25	$103

(1)	Includes stock awards issued, offset by shares surrendered for taxes.
(2)	There are 60 million shares of no par value preferred stock authorized, none of which have been issued.
(3)	Represents purchases of common stock and/ or warrants to satisfy tax withholding obligations.

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

QUARTERLY SALES AND EARNINGS DATA (UNAUDITED)

(in millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
2015
Net revenues from continuing operations	$467		$446	$458	$427
Gross profit from continuing operations	119		99	86	77
Earnings (loss) from continuing operations	23	(3)	(13)	(23)	(54)
(Loss) earnings from discontinued operations (4)	—		(8)	—	—
Net earnings (loss) attributable to Eastman Kodak Company	24		(22)	(24)	(58)
Basic and diluted net earnings (loss) per share attributable to Eastman Kodak Company
Continuing operations	$0.57		$(0.34)	$(0.57)	$(1.38)
Discontinued operations	—		(0.19)	—	—

Total	$0.57		$(0.53)	$(0.57)	$(1.38)

(in millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
2014
Net revenues from continuing operations	$532		$568	$528	$488
Gross profit from continuing operations	109		156	102	89
(Loss) earnings from continuing operations	(40	) (2)	31 (1)	(60)	(53)
(Loss) earnings from discontinued operations (4)	(1)		(12)	(2)	19
Net (loss) earnings attributable to Eastman Kodak Company	(42)		17	(62)	(36)
Basic net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	$(0.98)		$0.70	$(1.44)	$(1.32)
Discontinued operations	(0.02)		(0.29)	(0.05)	0.46

Total	$(1.00)		$0.41	$(1.49)	$(0.86)

Diluted net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	$(0.98)		$0.67	$(1.44)	$(1.32)
Discontinued operations	(0.02)		(0.28)	(0.05)	0.46

Total	$(1.00)		$0.39	$(1.49)	$(0.86)

(1)	Includes pre-tax licensing revenue of $51 million which increased net earnings from continuing operations by $51 million.
(2)	Includes pre-tax charge of $16 million from the remeasurement of the Venezuelan subsidiary monetary assets and liabilities, which decreased net earnings from continuing operations by $16 million.
(3)	Includes $17 million pre-tax benefit from the change in U.S. vacation benefits, which increased net earnings from continuing operations by $17 million.
(4)	Refer to Note 27, “Discontinued Operations”, in the Notes to Financial Statements for a discussion regarding discontinued operations.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits required as part of this report are listed in the index appearing on pages 77 through 80.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/ John N. McMullen
John N. McMullen
Chief Financial Officer
April 1, 2016

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