Form 10-Q
period 2016-03-31
EASTMAN KODAK CO
filed 2016-05-05
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of each Class	Number of Shares Outstanding at April 25, 2016
Common Stock, $0.01 par value	42,220,176

EASTMAN KODAK COMPANY
Form 10-Q

March 31, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)
	Three Months Ended March 31,
	2016	2015
Revenues
Sales	$288	$326
Services	74	85
Total revenues	362	411
Cost of revenues
Sales	228	268
Services	48	60
Total cost of revenues	276	328
Gross profit	86	83
Selling, general and administrative expenses	40	52
Research and development costs	9	13
Restructuring costs and other	4	17
Other operating expense, net	14	3
Income (loss) from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	19	(2)
Interest expense	16	15
Other charges, net	1	10
Reorganization items, net	-	5
Income (loss) from continuing operations before income taxes	2	(32)
Provision for income taxes	6	5
Loss from continuing operations	(4)	(37)
Loss from discontinued operations, net of income taxes	(11)	(17)
Net loss	(15)	(54)
Less: Net income attributable to noncontrolling interests	3	4
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(18)	$(58)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.17)	$(0.97)
Discontinued operations	(0.26)	(0.41)
Total	$(0.43)	$(1.38)

Number of common shares used in basic and diluted net (loss) earnings per share	42.1	41.9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)
	Three Months Ended March 31,
	2016	2015
NET LOSS	$(15)	$(54)
Less: net income attributable to noncontrolling interests	3	4
Net loss attributable to Eastman Kodak Company	(18)	(58)

Other comprehensive (loss) income, net:
Currency translation adjustments	8	(7)
Unrealized gains on available-for-sale securities, net	-	1
Pension and other postretirement benefit plan obligation activity, net	(146)	7
Other comprehensive loss, net attributable to Eastman Kodak Company	(138)	1
COMPREHENSIVE LOSS, NET ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(156)	$(57)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)
	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$513	$546
Receivables, net	319	346
Inventories, net	286	263
Deferred income taxes	22	22
Other current assets	23	28
Current assets held for sale	141	73
Total current assets	1,304	1,278
Property, plant and equipment, net of accumulated depreciation of $336 and $314, respectively	372	394
Goodwill	88	88
Intangible assets	101	119
Restricted cash	53	43
Deferred income taxes	23	23
Other long-term assets	125	122
Long-term assets held for sale	-	71
TOTAL ASSETS	$2,066	$2,138
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable, trade	$177	$186
Current portion of long-term debt	4	4
Other current liabilities	230	247
Current liabilities held for sale	32	22
Total current liabilities	443	459
Long-term debt, net of current portion	672	673
Pension and other postretirement liabilities	735	619
Other long-term liabilities	264	277
Long-term liabilities held for sale	-	7
Total Liabilities	2,114	2,035

Commitments and Contingencies (Note 5)

Equity (Deficit)
Common stock, $0.01 par value	-	-
Additional paid in capital	635	633
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(301)	(283)
Accumulated other comprehensive loss	(405)	(267)
Total Eastman Kodak Company shareholders’ equity (deficit)	(76)	78
Noncontrolling interests	28	25
Total equity (deficit)	(48)	103
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,066	$2,138

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15)	$(54)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	30	38
Pension and other postretirement income	(37)	(25)
Net gain on sales of businesses/assets	-	(3)
Non-cash restructuring costs, asset impairments and other charges	25	6
Stock based compensation	2	7
Non-cash reorganization items, net	-	2
Payment of claims	-	(9)
Provision for deferred income taxes	3	-
Decrease in receivables	38	33
Increase in inventories	(20)	(35)
Decrease in liabilities excluding borrowings	(46)	(55)
Other items, net	(1)	6
Total adjustments	(6)	(35)
Net cash used in operating activities	(21)	(89)
Cash flows from investing activities:
Additions to properties	(5)	(7)
Proceeds from sales of businesses/assets, net	-	2
Funding of restricted cash	(10)	(1)
Net cash used in investing activities	(15)	(6)
Cash flows from financing activities:
Repayment of emergence credit facilities	(1)	(1)
Proceeds from VIE credit facility	-	1
Treasury stock purchases	-	(1)
Net cash used in financing activities	(1)	(1)
Effect of exchange rate changes on cash	3	(7)
Net decrease in cash and cash equivalents	(34)	(103)
Cash and cash equivalents, beginning of period (1)	547	712
Cash and cash equivalents, end of period (1)	$513	$609

(1)
Cash and cash equivalents, beginning of period includes $546 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.  There is no cash reported in Current assets held for sale at the end of the period.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Kodak is the primary beneficiary of a utilities variable interest entity, RED – Rochester, LLC (“RED”). Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $71 million and $14 million, respectively, as of March 31, 2016 and $69 million and $13 million, respectively, as of December 31, 2015.  RED’s equity in those net assets as of March 31, 2016 and December 31, 2015 is $26 million and $25 million, respectively.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification due to the presentation of discontinued operations, assets held for sale and for a change in the segment measure of profitability.  Refer to Note 16, “Segment Information” and Note 17, “Discontinued Operations” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line of credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for Kodak). The adoption of this guidance did not have a material impact on Kodak’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 (January 1, 2017 for Kodak).  Early adoption is permitted.  Kodak is currently evaluating the impact of this ASU.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 amends the accounting for income taxes and requires all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. ASU 2015-17 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016 (January 1, 2017 for Kodak), with early adoption permitted in any annual or interim period. ASU 2015-17 may be adopted either prospectively or retrospectively. Kodak is currently evaluating the method of adoption and expects ASU 2015-17 will have an impact on the consolidated balance sheet.  The current deferred tax assets in excess of valuation allowance were $22 million as of March 31, 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of ASU 2014-09. In 2016 the FASB issued ASU 2016-08 and ASU 2016-10 clarifying the guidance regarding principle vs agent considerations, identification of performance obligations and analysis of licensing transactions. The new revenue standards are collectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allow either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application.  Kodak is currently evaluating the adoption alternatives and impact of these ASUs.

NOTE 2: RECEIVABLES, NET

(in millions)	March 31, 2016	December 31, 2015
Trade receivables	$268	$300
Miscellaneous receivables	51	46
Total (net of allowances of $11 and $10 as of March 31, 2016 and December 31, 2015, respectively)	$319	$346

Approximately $21 million and $28 million of the total trade receivable amounts as of March 31, 2016 and December 31, 2015, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3: INVENTORIES, NET

(in millions)	March 31, 2016	December 31, 2015
Finished goods	$157	$141
Work in process	66	61
Raw materials	63	61
Total	$286	$263

NOTE 4: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
(in millions)	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$77	$38	$39	3 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	30	10	20	7 years
Other	2	-	2	21 years
Total	$149	$48	$101

	December 31, 2015
(in millions)	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$83	$38	$45	3 years
Kodak trade name	46	-	46	Indefinite life
Customer-related	37	11	26	7 years
Other	2	-	2	21 years
Total	$168	$49	$119

During the first quarter of 2016, Kodak updated its impairment analysis of the Kodak trade name to increase the probability of selling its Prosper business.  Based on the results of Kodak’s March 31, 2016 analysis, the carrying value of the Kodak trade name exceeded its fair value.  The pre-tax trade name impairment charge of $5 million is included in Other operating expense, net in the Consolidated Statement of Operations.

Due to the exit of its position in silver metal mesh touch screen development in the first quarter of 2016, Kodak concluded that the carrying value of intangible assets associated with those operations exceeded their fair value and recorded a pre-tax impairment charge of $8 million, which is included in Other operating expense, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $5 million for both the three months ended March 31, 2016 and 2015.

Estimated future amortization expense related to intangible assets that are currently being amortized as of March 31, 2016 was as follows:

Q2 - Q4 2016	$ 14
2017	17
2018	13
2019	6
2020	4
2021 and thereafter	7
Total	$ 61

NOTE 5: COMMITMENTS AND CONTINGENCIES

As of March 31, 2016, the Company had outstanding letters of credit of $118 million issued under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), as well as bank guarantees and letters of credit of $4 million, surety bonds in the amount of $17 million, and restricted cash and deposits of $68 million, primarily to support compliance with the Excess Availability threshold under the ABL Credit Agreement, to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2016, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $52 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of March 31, 2016, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $66 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

Warranty Costs

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2015 to March 31, 2016, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2015	$26
New extended warranty and maintenance arrangements in 2016	41
Recognition of extended warranty and maintenance arrangement revenue in 2016	(43)
Deferred revenue on extended warranties as of March 31, 2016	$24

NOTE 7:  OTHER OPERATING EXPENSE, NET

(in millions)	Three Months Ended March 31,
	2016	2015
Expense (income):
Silver metal mesh touch screen long-lived asset impairments (1) (2)	$19	$-
Litigation proceeds (3)	(10)	-
Goodwill and indefinite-lived intangible asset impairments (4) (5)	5	6
Gain on sale of assets	-	(3)
Total	$14	$3

(1)
In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak concluded that the carrying value of property, plant and equipment associated with those operations exceeded their fair value and recorded a pre-tax impairment charge of $11 million.

(2)	In the first quarter of 2016, Kodak recorded an impairment charge of $8 million related to silver metal mesh touch screen intangible assets. Refer to Note 4, “Intangible Assets.”

(3)	In the first quarter of 2016, Kodak received $10 million representing net litigation proceeds from DuPont.

(4)	In the first quarter of 2016, Kodak recorded an impairment charge of $5 million related to the Kodak trade name. Refer to Note 4, “Intangible Assets.”

(5)
In the first quarter of 2015, due to the change in Kodak’s reporting units and the delay in commercializing new technologies in the Micro 3D Printing reporting unit, Kodak concluded the carrying value of the Micro 3D Printing reporting unit exceeded its implied fair value and recorded a goodwill impairment charge of $6 million representing the entire amount of goodwill for this reporting unit.

 NOTE 8: OTHER CHARGES, NET

	Three Months Ended March 31,
(in millions)	2016	2015
Loss on foreign exchange transactions	(1)	(10)

NOTE 9: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:
	Three Months Ended March 31,
(in millions)	2016	2015
Earnings (loss) from continuing operations before income taxes	$2	$(32)
Effective tax rate	300.0%	-15.6%
Provision for income taxes	6	5
Provision (benefit) for income taxes @ 35%	1	(11)
Difference between tax at effective vs. statutory rate	$5	$16

For the three months ended March 31, 2016, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. for which no benefit was recognized, offset by income in certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) the results from operations in jurisdictions outside the U.S., and (3) changes in audit reserves.

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

NOTE 10: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first three months of 2016 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the exit of Kodak’s silver metal mesh touch screen development, continued progress toward the Leeds plate manufacturing facility exit, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England.  This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions.  Kodak began the exit of the facility in the second quarter of 2014, phased out production at the site in the third quarter of 2015 and expects to complete the exit of the facility by the end of the second quarter of 2016.

As a result of the decision, Kodak currently expects to incur total charges of $25 to $30 million, including $10 million of charges related to separation benefits, $13 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs and $2 to $5 million in other cash related charges associated with this action.

Kodak incurred other exit costs of $1 million in the first three months of 2016 under this program.

Under this program, on a life-to-date basis as of March 31, 2016, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $3 million, accelerated depreciation charges of $10 million, and other exit costs of $2 million.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2016 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Accelerated Depreciation (1)	Total
Balance as of December 31, 2015	$7	$4	$-	$-	$11

Q1 2016 charges	4	-	1	-	5
Q1 utilization/cash payments	(5)	(1)	(1)	-	(7)
Q1 2016 other adjustments & reclasses (2)	(1)	-	-	-	(1)
Balance as of March 31, 2016	$5	$3	$-	$-	$8

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

(2)
The $(1) million represents severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

For the three months ended March 31, 2016, the $5 million of charges includes $1 million of charges for inventory write-downs which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations. The remaining $4 million was reported as Restructuring costs and other.

The severance costs related to the elimination of approximately 50 positions, including approximately 25 manufacturing/ service positions and 25 administrative positions. The geographic composition of these positions includes approximately 25 in the United States and Canada, and 25 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the first half of 2016. However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2016 and beyond.

 NOTE 11: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended March 31,
	2016		2015
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$4	$1
Interest cost	30	3	37	4
Expected return on plan assets	(65)	(7)	(68)	(8)
Amortization of:
Prior service credit	(2)	-	(2)	-
Net pension income before special termination benefits	(34)	(3)	(29)	(3)
Special termination benefits	1	-	4	-
Net pension income	(33)	(3)	(25)	(3)
Other plans including unfunded plans	-	(1)	-	2
Total net pension income	$(33)	$(4)	$(25)	$(1)

The total net pension income reported for the three months ended March 31, 2016 and 2015 includes less than $1 million of costs reported as discontinued operations in each respective period.

For the three months ended March 31, 2016 and 2015, the special termination benefits charges of $1 million and $4 million, respectively, were incurred as a result of Kodak’s restructuring actions.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $4 million relating to its defined benefit pension and postretirement plans for the three months ended March 31, 2016.

Certain of Kodak’s retirement plans were remeasured during the first quarter of 2016.  The remeasurement of the funded status of those plans during the first quarter increased Kodak’s recognized defined benefit plan obligation by $142 million.

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

Weighted-average basic and diluted shares outstanding were 42.1 million and 41.9 million for the three months ended March 31, 2016 and 2015, respectively.

As a result of the net loss from continuing operations presented for the three months ended March 31, 2016 and 2015, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for the three months ended March 31, 2016 and 2015, unvested restricted stock units of 0.1 million for both periods and warrants to purchase 0.7 million of common shares at March 31, 2015 would have been dilutive in the computation of diluted earnings per share:

The following securities were not included in the computation of diluted earnings per share as they would have been anti-dilutive:

(in millions of shares)	Three Months Ended March 31,
	2016	2015
Restricted stock units	0.4	-
Stock options	1.7	0.9
	2.1	0.9

The computation of diluted earnings per share for March 31, 2016 also excluded the impact of the assumed conversion of net share settled warrants to purchase (a) 1.8 million shares of common shares at an exercise price of $14.93 and (b) 1.8 million shares of common shares at an exercise price of $16.12 because they would have been anti-dilutive.

NOTE 13: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of both March 31, 2016 and December 31, 2015, there were 42.1 million and 42.0 million shares of common stock and no shares of preferred stock outstanding. Treasury stock consisted of approximately 0.3 million shares at both March 31, 2016 and December 31, 2015.

NOTE 14: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

		Three Months Ended March 31,
(in millions)		2016	2015
Currency translation adjustments		$8	$(7)

Unrealized gains on available-for-sale securities, before tax		-	1
Tax provision		-	-
Unrealized gains on available-for-sale securities, net of tax		-	1

Pension and other postretirement benefit plan changes
Newly established prior service credit		-	4
Newly established net actuarial (loss) gain		(142)	5
Tax provision		-	-
Newly established prior service credit and net actuarial (loss) gain, net of tax		(142)	9
Reclassification adjustments:
Amortization of prior-service credit	(a)	(2)	(2)
Amortization of actuarial gains	(a)	(1)	-
Recognition of gains due to settlements	(a)	(1)	-
Total reclassification adjustments		(4)	(2)
Tax provision		-	-
Reclassification adjustments, net of tax		(4)	(2)
Pension and other postretirement benefit plan changes, net of tax		(146)	7
Other comprehensive (loss) income		$(138)	$1

(a) Reclassified to Total Net Periodic Benefit Cost – refer to Note 11, “Retirement Plans and Other Postretirement Benefits”.

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

(in millions)	March 31, 2016	December 31, 2015
Currency translation adjustments	$(59)	$(67)
Available for sale securities	2	2
Pension and other postretirement benefit plan changes	(348)	(202)
Ending balance	$(405)	$(267)

NOTE 16: SEGMENT INFORMATION

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

Consumer and Film: The Consumer and Film segment is comprised of three lines of business:  Consumer Inkjet Solutions; Motion Picture, Industrial Chemicals and Films; and Consumer Products.

Enterprise Inkjet Systems: The Enterprise Inkjet Systems segment is comprised of the KODAK VERSAMARK business.

Intellectual Property Solutions: The Intellectual Property Solutions segment includes licensing and research and development activities not directly related to the other segments.

Eastman Business Park: The Eastman Business Park segment includes the operations of the Eastman Business Park, a 1,200 acre technology center and industrial complex.

All Other: All Other is composed of the RED utilities variable interest entity.

Segment financial information is shown below:

Net Revenues from Continuing Operations by Reportable Segment
	Three Months Ended March 31,
(in millions)	2016	2015
Print Systems	$231	$254
Micro 3D Printing and Packaging	29	31
Software and Solutions	22	28
Consumer and Film	56	72
Enterprise Inkjet Systems	20	23
Intellectual Property Solutions	-	-
Eastman Business Park	4	3
Consolidated total	$362	$411

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended March 31,
(in millions)	2016	2015
Print Systems	$18	$13
Micro 3D Printing and Packaging	1	-
Software and Solutions	2	2
Consumer and Film	7	18
Enterprise Inkjet Systems	5	7
Intellectual Property Solutions	(4)	(8)
Eastman Business Park	-	(1)
Total of reportable segments	29	31
All Other	3	4
Corporate components of pension and OPEB income (1)	41	33
Depreciation and amortization	(27)	(36)
Restructuring costs and other	(5)	(17)
Overhead supporting, but not directly absorbed by discontinued operations (2)	(4)	(5)
Stock-based compensation	(2)	(6)
Consulting and other costs (3)	(1)	(2)
Idle costs (4)	(1)	(1)
Other operating expense, net (5)	(14)	(3)
Interest expense (5)	(16)	(15)
Other charges, net (5)	(1)	(10)
Reorganization items, net (5)	-	(5)
Consolidated earnings (loss) from continuing operations before income taxes	$2	$(32)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailments and settlement components of pension and other postretirement benefit expenses.

(2)
Primarily consists of costs for shared resources allocated to the Prosper Enterprise Inkjet business discontinued operation in the prior year period which are now included in the results of continuing operations and an estimate of costs for shared resources which would have been allocated to the Prosper Enterprise Inkjet business discontinued operation in the current year period had the business remained in continuing operations.

(3)	Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives.

(4)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

(5)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; overhead costs no longer absorbed by discontinued operations; stock-based compensation expense; consulting and other costs; idle costs; other operating expense, net (unless otherwise indicated); interest expense; other charges, net and reorganization items, net.

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

Change in Segment Measure of Profit and Loss

During the first quarter of 2016, Kodak changed its segment measure of profit and loss.  The segment measure excludes overhead costs no longer absorbed by discontinued operations (see description above).  In addition, manufacturing costs originally planned to be absorbed by silver halide touch screen production are now excluded from the segment measure of profit and loss.  There were no manufacturing costs originally planned to be absorbed by silver halide touch screen production in the three months ended March 31, 2016 or 2015.

NOTE 17: DISCONTINUED OPERATIONS

KODAK PROSPER Enterprise Inkjet Business

In March 2016 Kodak announced that it is in talks with prospective buyers about offers to purchase its KODAK PROSPER Enterprise Inkjet business (the “Business”).  The results of operations of the Business are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Additionally, the related assets and liabilities associated with the Business are classified as held for sale in the Consolidated Statement of Financial Position as of March 31, 2016 and December 31, 2015.  Kodak anticipates the sale may take up to a year to complete.

The results of operations of the Business are presented in the following table:
	Three Months Ended March 31,
(in millions)	2016	2015
Revenues	$14	$16

Cost of sales	12	23
Selling, general and administrative expenses	5	6
Research and development expenses	6	5
Loss from discontinued operations, before income taxes	(9)	(18)
Provision (benefit) for income taxes	1	(1)
Loss from discontinued operations, net of income taxes	$(10)	$(17)

Loss from discontinued operations for the three months ended March 31, 2016 in the Consolidated Statement of Operations also included $1 million associated with discontinued operations of the Personalized Imaging and Document Imaging Business.

The following table presents the aggregate carrying amount of major assets and liabilities of the Business:

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$-	$1
Receivables, net	13	19
Inventories, net	52	51
Property, plant and equipment, net	36	32
Intangible assets, net	38	39
Assets of business held for sale	$139	$142
LIABILITIES
Accounts payable, trade	$6	$9
Current portion of long-term debt	-	1
Other current liabilities	20	12
Long-term debt, net of current portion	2	2
Other long-term liabilities	4	5
Liabilities of business held for sale	$32	$29

Intercompany liabilities between a dedicated entity of the Business and Kodak of approximately $5 million as of March 31, 2016 that are part of the proposed transaction are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.  There were no intercompany amounts that are part of the proposed transaction as of December 31, 2015.

Current assets held for sale as of March 31, 2016 and December 31, 2015 in the Consolidated Statement of Financial Position also included $2 million from assets under contract for sale not associated with the Business.

The following table presents cash flow information associated with the Business:

	Three Months Ended March 31,
(in millions)	2016	2015
Depreciation	2	1
Amortization	1	1
Capital expenditures	1	-

Depreciation and amortization of long-lived assets of the Business included in discontinued operations ceased on April 1, 2016.

Direct operating expenses of the discontinued operations are included in the results of discontinued operations. Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations. Prior period results have been reclassified to conform to the current period presentation.

NOTE 18: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at March 31, 2016 and December 31, 2015 was approximately $398 million and $384 million, respectively.  The majority of the contracts of this type held by Kodak are denominated in Euros, British pounds, and Chinese renminbi.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
(in millions)	March 31,
	2015	2016
Net gain from derivatives not designated as hedging instruments	$2	$18

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2016 and 2015.

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

Fair Value
Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. Neither the fair value of marketable securities nor the gross fair value of the foreign currency forward contracts were material as of March 31, 2016 and December 31, 2015.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the quarter ended March 31, 2016.

The fair value of long-term borrowings is measured on a nonrecurring basis.  Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $638 million and $586 million at March 31, 2016 and December 31, 2015, respectively.

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

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts”, “forecasts,” “strategy”, “continues”, “goals”, targets”, or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2015 under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources, in the corresponding sections of this report on Form 10-Q, and in other filings the Company makes with the U.S. Securities and Exchange Commission from time to time, as well as the following:

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

•	Kodak’s ability to attract and retain key executives, managers and employees;
•	the performance by third parties of their obligations to supply products, components or services to Kodak; and

•	the impact of the global economic environment of Kodak.

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

Revenue declined $49 million (11.9%) compared to the prior year quarter.  Operating cost reductions more than offset the resulting impact of the revenue decline on earnings.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•
Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market.  Print Systems’ revenues declined $23 million compared with the prior year quarter with close to half of the decline due to lower pricing on plates.

•
In Micro 3D Printing and Packaging, the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business.  Kodak expects that growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment.

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

•	The Consumer and Film segment’s revenues are expected to continue to decline. Consumer and Film’s revenue declined $16 million compared with the prior year quarter.

•	In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline.

•
Selling, general and administrative expenses (“SG&A”) and research and development (“R&D”) expenses declined a combined $16 million from the first quarter of 2015 to the first quarter of 2016, as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations and renegotiations of vendor contracts and the focusing of R&D spending on materials science.

•
Kodak plans to continue to pursue monetization of its asset base, including selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

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

The Print Systems products and services are sold globally to customers through both a direct sales team as well as indirectly through dealers.

•	Prepress Solutions:

•
Digital offset plates, which includes KODAK SONORA Process Free Plates. KODAK SONORA Process Free Plates are prepared directly with a CTP thermal output device and do not require subsequent processing chemistry, processing equipment or chemical disposal. As a result, the plates deliver cost savings and efficiency for customers and promote environmental sustainability practices.

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

•
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

Enterprise Inkjet Systems

The Enterprise Inkjet Systems segment contains a large base of customers which use KODAK VERSAMARK printing systems, comprising inkjet printing heads, inks, head refurbishment services as well as on-site maintenance service from Kodak.

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

Revenues from Continuing Operations by Reportable Segment

	Three Months Ended March 31,
(in millions)	2016	2015
Revenues from continuing operations:
Print Systems	$231	$254
Enterprise Inkjet Systems	20	23
Micro 3D Printing and Packaging	29	31
Software and Solutions	22	28
Consumer and Film	56	72
Intellectual Property Solutions	-	-
Eastman Business Park	4	3
Consolidated total	$362	$411

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended March 31,
(in millions)	2016	2015
Print Systems	$18	$13
Micro 3D Printing and Packaging	1	-
Software and Solutions	2	2
Consumer and Film	7	18
Enterprise Inkjet Systems	5	7
Intellectual Property Solutions	(4)	(8)
Eastman Business Park	-	(1)
Total of reportable segments	29	31
All Other	3	4
Corporate components of pension and OPEB income (1)	41	33
Depreciation and amortization	(27)	(36)
Restructuring costs and other	(5)	(17)
Overhead supporting, but not directly absorbed by discontinued operations (2)	(4)	(5)
Stock-based compensation	(2)	(6)
Consulting and other costs (3)	(1)	(2)
Idle costs (4)	(1)	(1)
Other operating expense, net (5)	(14)	(3)
Interest expense (5)	(16)	(15)
Other charges, net (5)	(1)	(10)
Reorganization items, net (5)	-	(5)
Consolidated earnings (loss) from continuing operations before income taxes	$2	$(32)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.

(2)
Primarily consists of costs for shared resources allocated to the Prosper Enterprise Inkjet business discontinued operation in the prior year period which are now included in the results of continuing operations and an estimate of costs for shared resources which would have been allocated to the Prosper Enterprise Inkjet business discontinued operation in the current year period had the business remained in continuing operations.

(3)	Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives.

(4)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

(5)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).    As demonstrated in the above table, Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; overhead costs no longer absorbed by discontinued operations; stock-based compensation expense; consulting and other costs; idle costs; other operating expense, net (unless otherwise indicated); interest expense; other charges, net and reorganization items, net.

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

Change in Segment Measure of Profit and Loss

During the first quarter of 2016, Kodak changed its segment measure of profit and loss.  The segment measure excludes overhead costs no longer absorbed by discontinued operations (see description above).  In addition, manufacturing costs originally planned to be absorbed by silver halide touch screen production are now excluded from the segment measure of profit and loss.  There were no manufacturing costs originally planned to be absorbed by silver halide touch screen production in the three months ended March 31, 2016 or 2015.

FIRST QUARTER 2016 COMPARED WITH FIRST QUARTER 2015
RESULTS OF OPERATIONS

(in millions)	Three Months Ended March 31,
	2016	% of Sales	2015	% of Sales	$ Change

Revenues	$362		$411		$(49)
Cost of revenues	276		328		(52)
Gross profit	86	24%	83	20%	3
Selling, general and administrative expenses	40	11%	52	13%	(12)
Research and development costs	9	2%	13	3%	(4)
Restructuring costs and other	4	1%	17	4%	(13)
Other operating expense, net	14		3		11
Income (loss) from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	19	5%	(2)	0%	21
Interest expense	16		15		1
Other charges, net	1		10		(9)
Reorganization items, net	-		5		(5)
Income (loss) from continuing operations before income taxes	2	1%	(32)	-8%	34
Provision for income taxes	6	2%	5	1%	1
Loss from continuing operations	(4)	-1%	(37)	-9%	33
Loss from discontinued operations, net of income taxes	(11)		(17)		6
Net loss	(15)	-4%	(54)	-13%	39
Less: Net earnings attributable to noncontrolling interests	3		4		(1)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(18)	-5%	$(58)	-14%	$40

Revenues

For the three months ended March 31, 2016, revenues decreased approximately $49 million compared with the same period in 2015.  The decline in revenue was primarily driven by volume declines within Consumer and Film ($19 million), Print Systems ($8 million) and Software and Solutions ($5 million).  Also contributing to the decrease were pricing declines within Print Systems ($11 million) and unfavorable foreign currency ($7 million).  See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2016 increased by approximately $3 million compared with the same period in 2015 as cost improvements within Print Systems ($14 million) more than offset pricing declines within Print Systems ($11 million).  Net unfavorable impacts within Consumer and Film ($5 million) and unfavorable foreign currency ($3 million) were offset by favorable impacts from pension income ($4 million), lower stock-based compensation ($2 million) and less restructuring ($2 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $12 million for the three months ended March 31, 2016 as compared with the prior year period primarily due to cost reduction actions and favorable impacts from pension income ($4 million).

Research and Development Costs
Consolidated R&D expenses decreased $4 million for the three months ended March 31, 2016 as compared with the prior year period as the company focused investment in material science projects and eliminated programs that no longer aligned with this strategy.

PRINT SYSTEMS SEGMENT

	Three Months Ended March 31,
	2016	2015	$ Change
Revenues	$231	$254	$(23)

Operational EBITDA before allocation of corporate SG&A costs	30	25	5
Allocation of corporate SG&A costs	12	12	-
Operational EBITDA	18	13	5
Operational EBITDA as a % of revenues	8%	5%

Revenues

The decrease in Print Systems revenues of approximately $23 million primarily reflected lower pricing ($11 million) as a result of competitive pressures in the industry, and unfavorable currency impacts ($4 million) in Prepress Solutions.   Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($5 million), primarily driven by declines in consumables and service, and in Prepress Solutions ($3 million) primarily driven by fewer equipment placements.

Operational EBITDA

The increase in Print Systems Operational EBITDA of approximately $5 million reflected manufacturing costs improvements in Prepress due to lower aluminum costs ($8 million) and improved manufacturing efficiency ($4 million), and SG&A cost reductions ($5 million).  Partially offsetting these improvements were consumables pricing declines in Prepress Solutions ($11 million) as a result of competitive pricing pressure in the industry, and unfavorable currency impacts ($1 million).

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Three Months Ended March 31,
	2016	2015	$ Change
Revenues	$29	$31	$(2)

Operational EBITDA before allocation of corporate SG&A costs	3	2	1
Allocation of corporate SG&A costs	2	2	-
Operational EBITDA	1	-	1
Operational EBITDA as a % of revenues	3%	0%

Revenues

The decrease in Micro 3D Printing and Packaging revenues of approximately $2 million reflected unfavorable currency impacts ($2 million) and unfavorable equipment mix in Packaging ($1 million), which more than offset volume improvements in Packaging ($2 million) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables.

Operational EBITDA

The increase in Micro 3D Printing and Packaging Operational EBITDA of approximately $1 million reflected higher volume in Packaging due to increased sales of  Flexcel NX consumables ($1 million) and cost improvements across the segment ($1 million), offset by unfavorable currency impacts ($2 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended March 31,
	2016	2015	$ Change
Revenues	$22	$28	$(6)

Operational EBITDA before allocation of corporate SG&A costs	3	4	(1)
Allocation of corporate SG&A costs	1	2	(1)
Operational EBITDA	2	2	-
Operational EBITDA as a % of revenues	9%	7%

Revenues

The decrease in Software and Solutions revenues of approximately $6 million primarily reflected volume declines in Kodak Technology Solutions ($6 million) due to timing of revenues from government contracts.

Operational EBITDA

Software and Solutions Operational EBITDA was flat year over year as the impact from government contract revenues mentioned above ($1 million) was offset by cost improvements  ($1 million) primarily in Unified Workflow Solutions driven by increased efficiency and cost reductions in the service area.

CONSUMER AND FILM SEGMENT

	Three Months Ended March 31,
	2016	2015	$ Change
Revenues	$56	$72	$(16)

Operational EBITDA before allocation of corporate SG&A costs	10	21	(11)
Allocation of corporate SG&A costs	3	3	-
Operational EBITDA	7	18	(11)
Operational EBITDA as a % of revenues	13%	25%

Revenues

The decrease in Consumer and Film revenues of approximately $16 million reflected volume declines in Motion Picture, Industrial Chemicals and Films ($10 million) due to declining demand for film products, and in Consumer Inkjet Systems ($9 million) driven by lower sales of ink to the existing installed base of printers.

Included in the current year was $3 million related to the fulfillment of motion picture film volume commitments.

Operational EBITDA

The decrease in Consumer and Film Operational EBITDA of approximately $11 million was driven by the impact from lower sales of ink as mentioned above ($8 million), as well as unfavorable cost impacts in Motion Picture, Industrial Chemicals and Films ($6 million) primarily due to lower production volumes.

Current year Operational EBITDA also reflected a $3 million impact from the volume commitments mentioned above.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended March 31,
	2016	2015	$ Change
Revenues	$20	$23	$(3)

Operational EBITDA before allocation of corporate SG&A costs	6	8	(2)
Allocation of corporate SG&A costs	1	1	-
Operational EBITDA	5	7	(2)
Operational EBITDA as a % of revenues	25%	30%

Revenues

The decrease in Enterprise Inkjet Systems revenues of approximately $3 million reflected lower volumes of service and consumables ($2 million) due to expected declines in the installed base of systems and components, and fewer equipment placements ($1 million).

Operational EBITDA

The decrease in Enterprise Inkjet Systems Operational EBITDA of approximately $2 million was primarily driven by lower volumes of service and consumables.

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT
Intellectual Property Solutions Operational EBITDA improved approximately $4 million due to lower R&D cost as the company focused investment in material science projects and eliminated programs that no longer aligned with this strategy. R&D not directly related to other segments is included in the Intellectual Property Solutions segment.

EASTMAN BUSINESS PARK SEGMENT

The improvement in Eastman Business Park Operational EBITDA of approximately $1 million was driven by cost improvements.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $5 million of charges for the three months ended March 31, 2016, of which $4 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations and $1 million as Cost of revenues.

Kodak made cash payments related to restructuring of approximately $6 million during the quarter.

The restructuring actions implemented in the first three months of 2016 are expected to generate future annual cash savings of approximately $5 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $1 million, $3 million, and $1 million, respectively. Kodak began realizing a portion of these savings in the first quarter, and expects the majority of the annual savings to be in effect by the second half of 2016 as actions are completed.

 LIQUIDITY AND CAPITAL RESOURCES

(in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$513	$546

Cash Flow Activity
	Three Months Ended
	March 31,
(in millions)	2016	2015	Change
Cash flows from operating activities:
Net cash used in operating activities	$(21)	$(89)	$68

Cash flows from investing activities:
Net cash used in investing activities	(15)	(6)	(9)

Cash flows from financing activities:
Net cash used in financing activities	(1)	(1)	-

Effect of exchange rate changes on cash	3	(7)	10

Net decrease in cash and cash equivalents (1)	$(34)	$(103)	$69

(1)
The beginning cash and cash equivalents balance for the three month period ended March 31, 2016 in the cash flow activity above included $546 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.  There was no cash reported in Current assets held for sale at the end of that period or in the three month period ended March 31, 2015.

Operating Activities

Net cash used in operating activities improved $68 million for the three months ended March 31, 2016 as compared with the corresponding period in 2015 primarily due to the lower net loss, which includes the $10 million in net litigation proceeds from DuPont and more cash provided by changes in working capital during the current year quarter.

Investing Activities

Net cash used in investing activities increased $9 million for the three months ended March 31, 2016 as compared with the corresponding period in 2015, primarily due to the funding of restricted cash to support the Company’s borrowing base in the current year quarter.

Financing Activities

Net cash used in financing activities was unchanged for the first quarter of 2016 as compared with the corresponding period in 2015.

Sources of Liquidity
Available liquidity includes cash balances and the unused portion of the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement had $24 million of net availability as of March 31, 2016. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At  March 31, 2016 and December 31, 2015, approximately $278 million and $302 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $235 million and $245 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $141 million of cash and cash equivalents was held as of March 31, 2016, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement (collectively the “Term Credit Agreements” and together with the ABL Credit Agreement, the “Credit Agreements”), and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 15% of lender commitments (springing covenant).  As of March 31, 2016 15% of lender commitments and Excess Availability were $30 million and $39 million, respectively.  Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) Eligible Equipment (iv) Eligible Cash and (v) Qualified Cash (not to exceed $15 million) less (i) Rent and Charges Reserves, (ii) Principal Outstanding, (iii) Letters of Credit and (iv) an Availability Block (each item as defined in the ABL Credit Agreement).

As of March 31, 2016 and December 31, 2015 Kodak had funded $40 million and $30 million, respectively, to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted cash in the Consolidated Statement of Financial Position, and an additional $15 million as of March 31, 2016 and December 31, 2015 of Qualified Cash in an unrestricted cash account, supporting the Excess Availability amount.  If Excess Availability falls below 15% of lender commitments (currently $30 million), Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  Since Excess Availability was greater than 15% of lenders commitments Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.  As of March 31, 2016, Kodak is in compliance with all covenants under the ABL Credit Agreement and had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0 EBITDA, as defined in the ABL Credit agreement, exceeded Fixed Charges by approximately $56 million.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio not to exceed specified levels.  The secured leverage ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreements.  The maximum secured leverage ratio permitted under the Senior Secured First Lien Term Credit Agreement (which is more restrictive than the corresponding ratio permitted under the Senior Secured Second Lien Term Credit Agreement) is 2.75 to1.  As of March 31, 2016, Kodak’s EBITDA, as calculated under the Term Credit Agreements, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $52 million.

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

For the balance of 2016, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and the postretirement plans are approximately $14 million.

Cash flow from investing activities included $5 million of capital expenditures for three months ended March 31, 2016. Kodak expects approximately $20 to $25 million of total capital expenditures for 2016.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at March 31, 2016 and December 31, 2015, the fair value of open forward contracts would have decreased $16 million in both periods.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Kodak is exposed to interest rate risk primarily through its borrowing activities.  Kodak may utilize borrowings to fund its working capital and investment needs.  The majority of short-term and long-term borrowings are in variable rate instruments.  There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Kodak’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and ABL Credit Agreement are in variable-rate instruments with an interest rate floor. At March 31, 2016 and December 31, 2015, the one-month LIBOR rate was approximately 0.44% and 0.43%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2016 was not significant to Kodak.

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

Part II. Other Information

Item 1. Legal Proceedings

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Stock Ownership Plan (‘SOP’) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits were consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation. The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP. Plaintiffs were seeking the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. Defendants and plaintiffs, individually and as class representatives, entered into a settlement agreement which was preliminarily approved by the court on April 27, 2016, and is conditioned on final court approval and entry of a final order.  The Company is not a party to the litigation or the settlement agreement, and is not obligated to make any payments under the settlement agreement.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2016, Kodak maintained accruals of approximately $12 million for claims aggregating approximately $189 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2015 Form 10-K.  The Risk Factors remain applicable from the 2015 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) Sales of unregistered securities during the quarter ended March 31, 2016

Not Applicable

(b) Issuer purchases of equity securities during the quarter ended March 31, 2016

Repurchases related to Stock Compensation Plans (1):
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
February 1 through 29	1,541	8.84	n/a	n/a
March 1 through 31	18,099	10.18	n/a	n/a
Total	19,640

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date: May 5, 2016	/s/ Eric Samuels
Eric Samuels Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

*(10.1)	Employment Agreement between Eastman Kodak Sàrl and Philip Cullimore dated December 9, 2010, filed herewith.

*(10.2)	Addendum, effective January 1, 2013, to Employment Agreement between Eastman Kodak Sàrl and Philip Cullimore, filed herewith.

*(10.3)	Amendment No. 1, dated September 9, 2013, to Employment Agreement between Eastman Kodak Sàrl and Philip Cullimore, filed herewith.

*(10.4)	Employment Agreement between Eastman Kodak Company and Eric Mahe, effective April 28, 2014, filed herewith.

*(10.5)	Letter Agreement between Eastman Kodak Company and Jeffrey J. Clarke, effective February 1, 2016, filed herewith.

*(10.6)	Letter Agreement between Eastman Kodak Company and John N. McMullen, effective February 1, 2016, filed herewith.

*(10.7)	Letter Agreement between Eastman Kodak Company and John N. McMullen, dated July 17, 2014, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by John N. McMullen, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John N. McMullen, filed herewith.

(99.1)	Section 13(r) Disclosure, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

* Management contract or compensatory plan or arrangement.