Form 10-Q
period 2016-06-30
EASTMAN KODAK CO
filed 2016-08-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at August 8, 2016
Common Stock, $0.01 par value	42,247,470

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2016

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Sales	$323	$353	$611	$679
Services	74	81	148	166
Total revenues	397	434	759	845
Cost of revenues
Sales	248	292	476	560
Services	49	58	97	118
Total cost of revenues	297	350	573	678
Gross profit	100	84	186	167
Selling, general and administrative expenses	50	58	90	110
Research and development costs	10	12	19	25
Restructuring costs and other	7	5	11	22
Other operating (income) expense, net	(6)	(1)	8	2
Income from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	39	10	58	8
Interest expense	16	15	32	30
Other charges, net	1	2	2	12
Reorganization items, net	-	-	-	5
Income (loss) from continuing operations before income taxes	22	(7)	24	(39)
Provision for income taxes	6	8	12	13
Income (loss) from continuing operations	16	(15)	12	(52)
Loss from discontinued operations, net of income taxes	(8)	(8)	(19)	(25)
Net earnings (loss)	8	(23)	(7)	(77)
Less: Net income attributable to noncontrolling interests	1	1	4	5
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$7	$(24)	$(11)	$(82)
Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.36	$(0.38)	$0.19	$(1.36)
Discontinued operations	(0.19)	(0.19)	(0.45)	(0.60)
Total	$0.17	$(0.57)	$(0.26)	$(1.96)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.35	$(0.38)	$0.19	$(1.36)
Discontinued operations	(0.19)	(0.19)	(0.45)	(0.60)
Total	$0.16	$(0.57)	$(0.26)	$(1.96)
Number of common shares used in basic and diluted net earnings (loss) per share
Basic	42.2	41.9	42.2	41.9
Diluted	42.6	41.9	42.4	41.9

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$8	$(23)	$(7)	$(77)
Less: Net income attributable to noncontrolling interests	1	1	4	5
Net income (loss) attributable to Eastman Kodak Company	7	(24)	(11)	(82)
Other comprehensive loss, net of tax:
Currency translation adjustments	1	3	9	(4)
Unrealized losses on available-for-sale securities, net of tax	-	(1)	-	(1)
Pension and other postretirement benefit plan obligation activity, net of tax	(2)	(2)	(148)	5
Other comprehensive loss, net of tax attributable to Eastman Kodak Company	(1)	-	(139)	-
COMPREHENSIVE INCOME (LOSS), NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$6	$(24)	$(150)	$(82)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$513	$546
Receivables, net	318	350
Inventories, net	286	263
Deferred income taxes	19	22
Other current assets	27	25
Current assets held for sale	140	72
Total current assets	1,303	1,278
Property, plant and equipment, net of accumulated depreciation of $347 and $314, respectively	368	394
Goodwill	88	88
Intangible assets	93	119
Restricted cash	36	43
Deferred income taxes	24	23
Other long-term assets	130	122
Long-term assets held for sale	-	71
TOTAL ASSETS	$2,042	$2,138
LIABILITIES AND EQUITY
Accounts payable, trade	$186	$186
Current portion of long-term debt	4	4
Other current liabilities	226	247
Current liabilities held for sale	28	22
Total current liabilities	444	459
Long-term debt, net of current portion	672	673
Pension and other postretirement liabilities	698	619
Other long-term liabilities	267	277
Long-term liabilities held for sale	-	7
Total Liabilities	2,081	2,035
Commitments and Contingencies (Note 6)
Equity (Deficit)
Common stock, $0.01 par value	-	-
Additional paid in capital	639	633
Treasury stock, at cost	(6)	(5)
Accumulated deficit	(294)	(283)
Accumulated other comprehensive loss	(406)	(267)
Total Eastman Kodak Company shareholders’ (deficit) equity	(67)	78
Noncontrolling interests	28	25
Total (deficit) equity	(39)	103
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,042	$2,138

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7)	$(77)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	57	77
Pension and other postretirement income	(72)	(54)
Net gain on sales of businesses/assets	(7)	(4)
Non-cash restructuring costs, asset impairments and other charges	26	6
Stock based compensation	3	11
Payment of claims	-	(10)
Provision for deferred income taxes	5	5
Decrease in receivables	35	20
Increase in inventories	(22)	(42)
Decrease in liabilities excluding borrowings	(46)	(49)
Other items, net	(2)	13
Total adjustments	(23)	(27)
Net cash used in operating activities	(30)	(104)
Cash flows from investing activities:
Additions to properties	(12)	(14)
Proceeds from sales of businesses/assets, net	10	2
Use (funding) of restricted cash	6	(7)
Net cash provided by (used in) investing activities	4	(19)
Cash flows from financing activities:
Repayment of emergence credit facilities	(2)	(2)
Payment of contingent consideration related to the sale of a business	(4)	-
Net repayment of VIE credit facility	-	(1)
Equity transactions of noncontrolling interests	(1)	-
Treasury stock purchases	(1)	(1)
Net cash used in financing activities	(8)	(4)
Effect of exchange rate changes on cash	2	(9)
Net decrease in cash and cash equivalents	(32)	(136)
Cash and cash equivalents, beginning of period (1)	547	712
Cash and cash equivalents, end of period (1)	$515	$576

(1)

Cash and cash equivalents, beginning of period for the six months ended June 30, 2016 includes $546 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.  Cash and cash equivalents, end of period for the six months ended June 30, 2016 includes $513 million of cash reported in the Statement of Financial Position and $2 million of cash reported in Current assets held for sale.

The accompanying notes are an integral part of these consolidated financial statements.

[6]

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

Kodak is the primary beneficiary of a utilities variable interest entity, RED – Rochester, LLC (“RED”). Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $65 million and $14 million, respectively, as of June 30, 2016 and $69 million and $13 million, respectively, as of December 31, 2015.  RED’s equity in those net assets as of June 30, 2016 and December 31, 2015 is $28 million and $25 million, respectively.  RED’s results of operations are reflected in net income attributable to noncontrolling interests in the accompanying Consolidated Statement of Operations.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification due to the presentation of discontinued operations, assets held for sale and for a change in the segment measure of profitability.  Refer to Note 17, “Segment Information” and Note 18, “Discontinued Operations” for additional information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 (January 1, 2021 for Kodak).  Early adoption is permitted beginning December 15, 2018 (January 1, 2019 for Kodak).  Kodak is currently evaluating the impact of this ASU.

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

[7]

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 amends the accounting for income taxes and requires all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. ASU 2015-17 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016 (January 1, 2017 for Kodak), with early adoption permitted in any annual or interim period. ASU 2015-17 may be adopted either prospectively or retrospectively. Kodak is currently evaluating the method of adoption and expects ASU 2015-17 will have an impact on the consolidated balance sheet.  The current deferred tax assets in excess of valuation allowance were $19 million as of June 30, 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of ASU 2014-09. In 2016 the FASB issued ASU 2016-08 and ASUs 2016-10 through 12 clarifying guidance regarding principle vs agent considerations, identification of performance obligations and analysis of licensing transactions. The new revenue standards are collectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allow either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application.  Kodak is currently evaluating the adoption alternatives and impact of these ASUs.

NOTE 2: RECEIVABLES, NET

(in millions)	June 30, 2016	December 31, 2015
Trade receivables	$268	$300
Miscellaneous receivables	50	50
Total (net of allowances of $10 as of both June 30, 2016 and December 31, 2015)	$318	$350

Approximately $23 million and $28 million of the total trade receivable amounts as of June 30, 2016 and December 31, 2015, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3: INVENTORIES, NET

(in millions)	June 30, 2016	December 31, 2015
Finished goods	$157	$141
Work in process	64	61
Raw materials	65	61
Total	$286	$263

[8]

NOTE 4: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$75	$40	$35	3 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	26	10	16	6 years
Other	2	-	2	20 years
Total	$143	$50	$93

	December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$83	$38	$45	3 years
Kodak trade name	46	-	46	Indefinite life
Customer-related	37	11	26	7 years
Other	2	-	2	21 years
Total	$168	$49	$119

During the first quarter of 2016, Kodak updated its impairment analysis of the Kodak trade name due to the increased probability of selling its Prosper business.  Based on the results of Kodak’s March 31, 2016 analysis, the carrying value of the Kodak trade name exceeded its fair value.  The pre-tax trade name impairment charge of $5 million is included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Due to the exit of its position in silver metal mesh touch screen development in the first quarter of 2016, Kodak concluded that the carrying value of intangible assets associated with those operations exceeded their fair value and recorded a pre-tax impairment charge of $8 million, which is included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $5 million for both the three months ended June 30, 2016 and 2015 and $10 million for both the six months ended June 30, 2016 and 2015.

Estimated future amortization expense related to intangible assets that are currently being amortized as of June 30, 2016 was as follows:

(in millions)
Q3 - Q4 2016	$9
2017	16
2018	12
2019	5
2020	4
2021 and thereafter	7
Total	$53

NOTE 5: DEBT

On May 26, 2016, the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement or ABL Credit Agreement”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, which amended and restated the existing Asset Based Revolving Credit Agreement, dated as of September 3, 2013 (the “Prior Credit Agreement”).  Each of the capitalized but undefined terms in this Form 10-Q has the meanings ascribed to such terms in the Amended Credit Agreement.

The Amended Credit Agreement decreased the aggregate amount of commitments from $200 million to $150 million and extended the maturity date to the earlier of May 26, 2021 or the date that is 90 days prior to the earliest scheduled maturity date of any of the Company’s outstanding term loans or refinancings thereof, of which the earliest maturity date is currently September 3, 2019. The Amended Credit Agreement, among other things, lowered reserve requirements by eliminating the Availability Block and removed the ability to use Qualified Cash to support Excess Availability.

[9]

The Amended Credit Agreement limits, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. In addition to other customary affirmative covenants, the Amended Credit Agreement provides for a periodic delivery by the Company of its various financial statements as set forth in the Amended Credit Agreement.  Events of default under the Amended Credit Agreement include, among others, failure to pay any loan, interest or other amounts when due, the occurrence of breach of covenants and a change of control of the Company. Upon an event of default, the applicable lenders may declare the outstanding obligations under the Amended Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for in the Amended Credit Agreement.

Each existing direct or indirect U.S. subsidiary of the Company (other than immaterial subsidiaries, unrestricted subsidiaries and certain other subsidiaries) has reaffirmed its unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the Amended Credit Agreement. Obligations under the Amended Credit Agreement are secured by: (i) a first priority lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Priority Collateral”) and (ii) a third priority lien on all assets of the Company and the Subsidiary Guarantors, other than the ABL Priority Collateral, including respectively, on 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries.

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $117 million of letters of credit under the Amended Credit Agreement as of June 30, 2016.  Under the Amended Credit Agreement’s borrowing base calculation, the Company had approximately $30 million of Excess Availability as of June 30, 2016.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25%-2.75% per annum or Base Rate plus 1.25%-1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of $20 million or 75% of Net Orderly Liquidation Value of Eligible Equipment (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit (each item as defined in the Amended Credit Agreement).

Under the Amended Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments (springing covenant).  If Excess Availability falls below 12.5% of lender commitments ($18.75 million as of June 30, 2016), Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.

As of June 30, 2016, Kodak had funded $23 million to the Eligible Cash account, held with the Amended Credit Agreement administrative agent, which is classified as Restricted Cash in the Consolidated Statement of Financial Position supporting the Excess Availability amount.  Since Excess Availability was greater than 12.5% of lender commitments at June 30, 2016, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of June 30, 2016 Kodak was in compliance with all the covenants under the Amended Credit Agreement.

NOTE 6: COMMITMENTS AND CONTINGENCIES

As of June 30, 2016, the Company had outstanding letters of credit of $117 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $5 million, surety bonds in the amount of $18 million, and restricted cash and deposits of $53 million, primarily to support compliance with the Excess Availability threshold under the Amended Credit Agreement, to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2016, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $57 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of June 30, 2016, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $72 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

[10]

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

Warranty Costs

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2015 to June 30, 2016, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2015	$26
New extended warranty and maintenance arrangements in 2016	84
Recognition of extended warranty and maintenance arrangement revenue in 2016	(86)
Deferred revenue on extended warranties as of June 30, 2016	$24

NOTE 8:  OTHER OPERATING (INCOME) EXPENSE, NET

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Income) expense:
Asset impairments (1) (2) (3) (4)	$1	$-	$25	$6
Litigation proceeds (5)	-	-	(10)	-
Gain on sale of assets (6)	(7)	(1)	(7)	(4)
Total	$(6)	$(1)	$8	$2

(1)

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak concluded that the carrying value of property, plant and equipment associated with those operations exceeded their fair value.  Kodak recorded pre-tax impairment charges in the quarter and six months ended June 30, 2016 of $1 million and $12 million, respectively.

(2)	In the first quarter of 2016, Kodak recorded an impairment charge of $8 million related to silver metal mesh touch screen intangible assets. Refer to Note 4, “Intangible Assets.”
(3)	In the first quarter of 2016, Kodak recorded an impairment charge of $5 million related to the Kodak trade name. Refer to Note 4, “Intangible Assets.”

[11]

(4)

In the first quarter of 2015, due to the change in Kodak’s reporting units and the delay in commercializing new technologies in the Micro 3D Printing reporting unit, Kodak concluded the carrying value of the Micro 3D Printing reporting unit exceeded its implied fair value and recorded a goodwill impairment charge of $6 million representing the entire amount of goodwill for this reporting unit.

(5)	In the first quarter of 2016, Kodak received $10 million representing net litigation proceeds from DuPont.
(6)

On June 30, 2016, Kodak sold certain assets of its brand protection business to eApeiron Solutions Inc. in exchange for cash consideration of approximately $6 million and an equity investment of 19.9%.  Kodak will account for this investment under the equity method of accounting.  Kodak recognized a gain of approximately $7 million on this transaction.

NOTE 9: OTHER CHARGES, NET

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss on foreign exchange transactions	$1	$2	$2	$11
Other	-	-	-	1
Total	$1	$2	$2	$12

NOTE 10: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (loss) from continuing operations before income taxes	$22	$(7)	$24	$(39)
Effective tax rate	27.3%	(114.3)%	50.0%	(33.3)%
Provision for income taxes	6	8	12	13
Provision (benefit) for income taxes @ 35%	8	(2)	8	(14)
Difference between tax at effective vs. statutory rate	$(2)	$10	$4	$27

For the three and six months ended June 30, 2016, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S., for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) the results from operations in jurisdictions outside the U.S., and (3) changes in audit reserves.

The  difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% for the three and six month periods ended June 30, 2015 is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized (2) the results from operations in jurisdictions outside the U.S., and (3) a provision associated with foreign withholding taxes on undistributed earnings.

NOTE 11: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first half of 2016 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the exit of Kodak’s silver metal mesh touch screen development, continued progress toward the Leeds plate manufacturing facility exit, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England.  This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and

[12]

solutions.  Kodak began the exit of the facility in the second quarter of 2014, phased out production at the site in the third quarter of 2015 and has substantially completed the exit of the facility.

Under this program, on a life-to-date basis as of June 30, 2016, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $3 million, accelerated depreciation charges of $10 million, and other exit costs of $2 million.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and six months ended June 30, 2016 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Accelerated Depreciation (1)	Total
Balance as of December 31, 2015	$7	$4	$-	$-	$11
Q1 2016 charges	4	-	1	-	5
Q1 utilization/cash payments	(5)	(1)	(1)	-	(7)
Q1 2016 other adjustments & reclasses (2)	(1)	-	-	-	(1)
Balance as of March 31, 2016	$5	$3	$—	$—	$8
Q2 2016 charges - continuing operations	$6	$1	$-	$-	$7
Q2 2016 charges - discontinued operations	1	-	-	-	1
Q2 utilization/cash payments	(3)	(1)	-	-	(4)
Q2 2016 other adjustments & reclasses (3)	(1)	-	-	-	(1)
Balance as of June 30, 2016	$8	$3	$—	$—	$11

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.
(2)

The $(1) million represents severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

(3)

The $(1) million represents severance related charges for pension plan curtailments and special termination benefits, which are reflected in Pension and other retirement liabilities in the Consolidated Statement of Financial Position.

For the three months ended June 30, 2016, the $8 million of charges includes $1 million of charges which were reported in discontinued operations in the accompanying Consolidated Statement of Operations. The remaining $7 million were reported as Restructuring costs and other.

The severance costs for the three months ended June 30, 2016 related to the elimination of approximately 100 positions, including approximately 25 manufacturing/service positions, 25 research and development positions and 50 administrative positions. The geographic composition of these positions includes approximately 50 in the United States and Canada and 50 throughout the rest of the world.

For the six months ended June 30, 2016, the $13 million of charges includes $1 million of charges for inventory write-downs which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations and $1 million which was reported in discontinued operations. The remaining $11 million was reported as Restructuring costs and other.

The severance costs for the six months ended June 30, 2016 related to the elimination of approximately 150 positions, including approximately 50 manufacturing/service positions, 25 research and development positions and 75 administrative positions. The geographic composition of these positions includes approximately 75 in the United States and Canada and 75 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2016. However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout the remainder of 2016 and beyond.

[13]

NOTE 12: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016		2015		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$-	$4	$1	$6	$1	$8	$2
Interest cost	28	4	37	5	58	7	74	9
Expected return on plan assets	(66)	(7)	(68)	(8)	(131)	(14)	(136)	(16)
Amortization of:
Prior service credit	(1)	-	(2)	-	(3)	-	(4)	-
Actuarial gain	2	-	-	-	2	-	-	(1)
Net pension income before special termination benefits	(34)	(3)	(29)	(2)	(68)	(6)	(58)	(6)
Special termination benefits	2	-	1	-	3	-	5	-
Net pension income	(32)	(3)	(28)	(2)	(65)	(6)	(53)	(6)
Other plans including unfunded plans	-	-	-	2	-	(1)	-	4
Total net pension income	$(32)	$(3)	$(28)	$-	$(65)	$(7)	$(53)	$(2)

The total net pension income reported for the three and six month periods ended June 30, 2016 and 2015 includes less than $1 million of costs reported as discontinued operations in each respective period.

For the three and six month periods ended June 30, 2016 and 2015, the special termination benefits charges were incurred as a result of Kodak’s restructuring actions.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $7 million relating to its defined benefit pension and other postretirement benefit plans for the six months ended June 30, 2016.

Certain of Kodak’s retirement plans were remeasured during the first quarter of 2016.  The remeasurement of the funded status of those plans during the first quarter increased Kodak’s recognized defined benefit plan obligation by $142 million.

NOTE 13: EARNINGS PER SHARE

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

Weighted-average basic shares outstanding were 42.2 million for the three and six month periods ended June 30, 2016.  Weighted average basic and diluted shares were 41.9 million for the three and six month periods ended June 30, 2015.

Weighted average diluted shares were 42.6 million and 42.4 million for the three and six month periods ended June 30, 2016, respectively and included the dilutive effect of 0.4 million and 0.2 million unvested restricted stock units, respectively.

The computation of diluted earnings per share for the three and six months ended June 30, 2016 excluded the impact of the assumed conversion of net share settled warrants to purchase (a) 1.8 million shares of common shares at an exercise price of $14.93 and (b) 1.8 million shares of common shares at an exercise price of $16.12 because they would have been anti-dilutive.

As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2015, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share.  If Kodak had reported earnings from continuing operations for the three and six months ended June 30, 2015, unvested restricted stock units of 0.2 million and warrants to purchase 0.7 million of common shares would have been dilutive in the computation of diluted earnings per share:

Outstanding stock options of 1.7 million and 1.1 million for the three and six months ended June 2016 and 2015, respectively, were not included in the computation of diluted earnings per share as they would have been anti-dilutive.

[14]

NOTE 14: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.  As of both June 30, 2016 and December 31, 2015, there were 42.2 million and 42.0 million shares of common stock and no shares of preferred stock outstanding. Treasury stock consisted of approximately 0.4 million shares at June 30, 2016 and 0.3 million shares at December 31, 2015.

NOTE 15: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss, by component, were as follows:

(in millions)		Three Months Ended June 30,			Six Months Ended June 30,
		2016	2015		2016	2015
Currency translation adjustments		$1	$3		$9	$(4)
Unrealized losses on available-for-sale securities, before tax		-	(1)		-	(1)
Tax provision		-	-		-	-
Unrealized losses on available-for-sale securities, net of tax		-	(1)		-	(1)
Pension and other postretirement benefit plan changes
Newly established prior service credit		-	-		-	4
Newly established net actuarial (loss) gain		(2)	-		(144)	5
Tax benefit		1	-		1	-
Newly established prior service credit and net actuarial (loss) gain, net of tax		(1)	-		(143)	9
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(2)	(a)	(4)	(4)
Amortization of actuarial gains	(a)	-	(1)	(a)	(1)	(1)
Recognition of gains due to settlements		-	-		(1)	-
Total reclassification adjustments		(2)	(3)		(6)	(5)
Tax provision		1	1		1	1
Reclassification adjustments, net of tax		(1)	(2)		(5)	(4)
Pension and other postretirement benefit plan changes, net of tax		(2)	(2)		(148)	5
Other comprehensive loss		$(1)	$-		$(139)	$-

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 11, "Retirement Plans and Other Postretirement Benefits".

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

(in millions)	June 30, 2016	December 31, 2015
Currency translation adjustments	$(58)	$(67)
Unrealized loss on investments	2	2
Pension and other postretirement benefit plan changes	(350)	(202)
Ending balance	$(406)	$(267)

NOTE 17: SEGMENT INFORMATION

Kodak has seven reportable segments:  Print Systems, Micro 3D Printing and Packaging, Software and Solutions, Consumer and Film, Enterprise Inkjet Systems, Intellectual Property Solutions and Eastman Business Park.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other.  A description of the reportable segments follows.

Print Systems: The Print Systems segment is comprised of two lines of business:  Prepress Solutions and Electrophotographic Printing Solutions.

[15]

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

All Other: All Other is composed of the RED utilities variable interest entity.

Segment financial information is shown below.

Net Revenues from Continuing Operations by Reportable Segment.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Print Systems	$258	$283	$489	$537
Micro 3D Printing and Packaging	35	33	64	64
Software and Solutions	21	27	43	55
Consumer and Film	61	66	117	138
Enterprise Inkjet Systems	19	21	39	44
Intellectual Property Solutions	-	-	-	-
Eastman Business Park	3	4	7	7
Consolidated total	$397	$434	$759	$845

[16]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Print Systems	$22	$20	$40	$33
Micro 3D Printing and Packaging	2	4	3	4
Software and Solutions	(2)	1	-	3
Consumer and Film	10	8	17	26
Enterprise Inkjet Systems	5	5	10	12
Intellectual Property Solutions	(4)	(6)	(8)	(14)
Eastman Business Park	1	2	1	1
Total of reportable segments	34	34	63	65
All Other (1)	2	-	5	4
Corporate components of pension and OPEB income (2)	40	33	81	66
Depreciation and amortization	(27)	(36)	(54)	(72)
Restructuring costs and other	(7)	(5)	(12)	(22)
Overhead supporting, but not directly absorbed by discontinued operations (3)	(4)	(6)	(8)	(11)
Stock based compensation	(1)	(5)	(3)	(11)
Consulting and other costs (4)	(2)	(5)	(3)	(7)
Idle costs (5)	(1)	(1)	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (6)	(1)	-	(1)	-
Other operating income (expense), net (7)	6	1	(8)	(2)
Interest expense (7)	(16)	(15)	(32)	(30)
Other charges, net (7)	(1)	(2)	(2)	(12)
Reorganization items, net (7)	-	-	-	(5)
Consolidated income (loss) from continuing operations before income taxes	$22	$(7)	$24	$(39)

(1)	Earnings of the RED utilities variable interest entity.

(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailments and settlement components of pension and other postretirement benefit expenses.
(3)

Primarily consists of costs for shared resources allocated to the Prosper Enterprise Inkjet business discontinued operation in the prior year periods which are now included in the results of continuing operations and an estimate of costs for shared resources which would have been allocated to the Prosper Enterprise Inkjet business discontinued operation in the current year period had the business remained in continuing operations.

(4)	Consulting and other costs are professional services and other costs associated with certain corporate strategic initiatives.
(5)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(6)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.
(7)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; overhead costs no longer absorbed by discontinued operations; stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating (income) expense, net (unless otherwise indicated); interest expense; other charges, net and reorganization items, net.

[17]

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

Change in Segment Measure of Profit and Loss

During the first quarter of 2016, Kodak changed its segment measure of profit and loss.  The segment measure excludes overhead costs no longer absorbed by discontinued operations (see description above).  In addition, manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production are now excluded from the segment measure of profit and loss.

NOTE 18: DISCONTINUED OPERATIONS

KODAK PROSPER Enterprise Inkjet Business

In March 2016 Kodak announced that it is in talks with prospective buyers about offers to purchase its KODAK PROSPER Enterprise Inkjet business (the “Prosper Business”).  The results of operations of the Prosper Business are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Additionally, the related assets and liabilities associated with the Prosper Business are classified as held for sale in the Consolidated Statement of Financial Position as of June 30, 2016 and December 31, 2015.  Kodak anticipates the sale may take up to a year to complete.

The results of operations of the Prosper Business are presented in the following table:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$25	$24	$39	$40
Cost of sales	18	22	30	45
Selling, general and administrative expenses	9	5	14	11
Research and development expenses	5	5	11	10
Loss from discontinued operations, before income taxes	(7)	(8)	(16)	(26)
Provision for income taxes related to discontinued operations	-	-	-	1
Loss from discontinued operations, net of income taxes	$(7)	$(8)	$(16)	$(25)

Loss from discontinued operations for the three and six months ended June 30, 2016 in the Consolidated Statement of Operations also included $1 million and $2 million, respectively, associated with discontinued operations of the Personalized Imaging and Document Imaging Business.

The following table presents the aggregate carrying amount of major assets and liabilities of the Prosper Business:

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$2	$1
Receivables, net	11	15
Inventories, net	48	51
Property, plant and equipment, net	37	32
Intangible assets, net	37	38
Other assets	3	4
Assets of business held for sale	$138	$141
LIABILITIES
Accounts payable, trade	$5	$9
Current portion of long-term debt	-	1
Other current liabilities	16	12
Long-term debt, net of current portion	3	2
Other long-term liabilities	4	5
Liabilities of business held for sale	$28	$29

[18]

Intercompany liabilities between a dedicated entity of the Prosper Business and Kodak of approximately $7 million as of June 30, 2016 that are part of the proposed transaction are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.  There were no intercompany amounts that are part of the proposed transaction as of December 31, 2015.

Current assets held for sale as of June 30, 2016 and December 31, 2015 in the Consolidated Statement of Financial Position also included $2 million from assets under contract for sale not associated with the Prosper Business.

The following table presents cash flow information associated with the Prosper Business:

(in millions)	Six Months Ended June 30,
	2016	2015
Depreciation	2	3
Amortization	1	2
Capital expenditures	2	-

Depreciation and amortization of long-lived assets of the Prosper Business included in discontinued operations ceased on April 1, 2016.

Direct operating expenses of the discontinued operations are included in the results of discontinued operations. Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations. Prior period results have been reclassified to conform to the current period presentation.

NOTE 19: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at June 30, 2016 and December 31, 2015 was approximately $393 million and $384 million, respectively.  The majority of the contracts of this type held by Kodak are denominated in euros, Chinese renminbi and British pounds.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) gain from derivatives not designated as hedging instruments	$(2)	$3	$(1)	$20

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2016 and 2015.

In the event of a default under the Company’s Term Credit Agreements, the Amended Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. As of June 30, 2016, the gross fair value of the foreign currency forward contracts in an asset position (which are reported in Receivables, net in the Consolidated Statement of Financial Position) was $4 million and the gross fair value of the foreign currency forward contracts in a liability position (which are reported in Other current liabilities) was $8 million.  The fair value of marketable securities

[19]

was not material as of June 30, 2016 and neither the fair value of marketable securities nor the gross fair value of the foreign currency forward contracts were material as of December 31, 2015.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2016.

The fair value of long-term borrowings is measured on a nonrecurring basis.  Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $650 million and $586 million at June 30, 2016 and December 31, 2015, respectively.

The carrying values of cash and cash equivalents, restricted cash, and short-term borrowings and current portion of long-term debt approximate their fair values.

[20]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” targets,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks, uncertainties and other factors described in Kodak’s Annual Report on Form 10–K for the year ended December 31, 2015 under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in Kodak’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, and in other filings Kodak makes with the U.S. Securities and Exchange Commission from time to time, as well as the following:

•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	the ability of Kodak to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt;
•	Kodak’s ability to discontinue, sell or spin-off certain businesses or operations, including the Prosper Business, or otherwise monetize assets;
•	changes in foreign currency exchange rates, commodity prices and interest rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies, including its micro 3D printing of touch sensors;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
•

continued sufficient availability of borrowings and letters of credit under the Amended Credit Agreement, Kodak’s ability to obtain additional financing if and as needed and Kodak’s ability to provide or facilitate financing for its customers;

•	Kodak’s ability to attract and retain key executives, managers and employees;
•	the performance by third parties of their obligations to supply products, components or services to Kodak; and
•	the impact of the global economic environment on Kodak.

There may be other factors that may cause Kodak’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to Kodak or persons acting on its behalf apply only as of the date of this report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included or referenced in this document. Kodak undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

[21]

Revenue declined $37 million (8.5%) and $86 million (10.2%) compared to the prior year quarter and first six months, respectively.  Operating cost reductions more than offset the resulting impact of the revenue decline on earnings.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market.  Print Systems’ revenues declined $25 million (9%) and $48 million (9%) compared with the prior year quarter and first six months, respectively, with close to half of the decline due to lower pricing on plates.

•

In Micro 3D Printing and Packaging, the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business.  Kodak expects that growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment.

•

The Software and Solutions segment is comprised of Kodak Technology Solutions, which includes Enterprise Services and Solutions, and Unified Workflow Solutions. Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes growing product lines that leverage existing technologies and intellectual property in new applications. These business initiatives generally do not require substantial additional investment, and Kodak expects that they will grow in contribution to earnings.  Software and Solutions’ revenue declined $6 million (22%) and $12 million (22%) in the prior year quarter and first half, respectively, primarily due to reductions in government contracts.

•

The Consumer and Film segment’s revenues are expected to continue to decline.  Consumer and Film’s revenue declined $5 million (8%) and $21 million (15%) compared with the prior year quarter and first six months, respectively.

•	In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline.
•

Selling, general and administrative expenses (“SG&A”) and research and development (“R&D”) expenses declined a combined $10 million (14%) and $26 million (19%) from the second quarter and first six months of 2015 to the second quarter and first six months of 2016, respectively, as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations and renegotiations of vendor contracts and the focusing of R&D spending on materials science.  Lower interest cost on pension plans also impacted operating costs.

•

Kodak plans to continue to pursue monetization of its asset base, including selling the Prosper Business, selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Kodak has seven reportable segments: Print Systems, Micro 3D Printing and Packaging, Software and Solutions, Consumer and Film, Enterprise Inkjet Systems, Intellectual Property Solutions and Eastman Business Park.

[22]

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
•

Digital offset plates includes KODAK SONORA Process Free Plates. KODAK SONORA Process Free Plates are prepared directly with a CTP thermal output device and do not require subsequent processing chemistry, processing equipment or chemical disposal. As a result, the plates deliver cost savings and efficiency for customers and promote environmental sustainability practices.

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

[23]

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
•

The Packaging business consists of flexographic printing equipment and related consumables and services, which enable graphic customization of a wide variety of packaging materials.  The FLEXCEL NX system provides imaging devices to deliver high productivity and consistency, as well as a full tonal range for flexographic printing.

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

The Software and Solutions segment also assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides print and managed media services that assist customers with solutions for their printing requirements and document management services, including expertise in the capture, archiving, retrieval and delivery of documents. Software and Solutions serves enterprise customers in numerous sectors, including governments, pharmaceuticals and life sciences, consumer and luxury product goods and retail and financial services.

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

[24]

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

Intellectual Property Solutions

The Intellectual Property Solutions segment contains the research laboratories and includes licensing as well as new business development activities related to Kodak’s patents and proprietary technology.  Through this segment Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories.  Additionally, Kodak continues to file significant numbers of new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses.  While revenues from these licensing activities tend to be unpredictable in nature, this segment still carries potential for material revenue generation.  The Intellectual Property Solutions segment also actively pursues additional revenues via new business development through commercialization partnerships and grants or external investment in commercialization of new technologies and products.  A recent example of a technology and commercialization partnership is the joint development agreement between Carbon 3D, a 3D printing company, and Kodak which will utilize materials science capability of the Kodak Research Laboratories.

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

Revenues from Continuing Operations by Reportable Segment

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Print Systems	$258	$283	$489	$537
Micro 3D Printing and Packaging	35	33	64	64
Software and Solutions	21	27	43	55
Consumer and Film	61	66	117	138
Enterprise Inkjet Systems	19	21	39	44
Intellectual Property Solutions	-	-	-	-
Eastman Business Park	3	4	7	7
Consolidated total	$397	$434	$759	$845

[25]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Print Systems	$22	$20	$40	$33
Micro 3D Printing and Packaging	2	4	3	4
Software and Solutions	(2)	1	-	3
Consumer and Film	10	8	17	26
Enterprise Inkjet Systems	5	5	10	12
Intellectual Property Solutions	(4)	(6)	(8)	(14)
Eastman Business Park	1	2	1	1
Total of reportable segments	34	34	63	65
All Other (1)	2	-	5	4
Corporate components of pension and OPEB income (2)	40	33	81	66
Depreciation and amortization	(27)	(36)	(54)	(72)
Restructuring costs and other	(7)	(5)	(12)	(22)
Overhead supporting, but not directly absorbed by discontinued operations (3)	(4)	(6)	(8)	(11)
Stock based compensation	(1)	(5)	(3)	(11)
Consulting and other costs (4)	(2)	(5)	(3)	(7)
Idle costs (5)	(1)	(1)	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (6)	(1)	-	(1)	-
Other operating income (expense), net (7)	6	1	(8)	(2)
Interest expense (7)	(16)	(15)	(32)	(30)
Other charges, net (7)	(1)	(2)	(2)	(12)
Reorganization items, net (7)	-	-	-	(5)
Consolidated loss from continuing operations before income taxes	$22	$(7)	$24	$(39)

(1)	Earnings of the RED utilities variable interest entity.

(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
(3)

Primarily consists of costs for shared resources allocated to the Prosper Enterprise Inkjet business discontinued operation in the prior year periods which are now included in the results of continuing operations and an estimate of costs for shared resources which would have been allocated to the Prosper Enterprise Inkjet business discontinued operation in the current year period had the business remained in continuing operations.

(4)	Consulting and other costs are professional services and other costs associated with certain corporate strategic initiatives.
(5)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(6)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.
(7)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).    As demonstrated in the above table, Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; overhead costs no longer absorbed by discontinued operations; stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs

[26]

originally planned to be absorbed by silver metal mesh touch screen production; other operating (income) expense, net (unless otherwise indicated); interest expense; other charges, net and reorganization items, net.

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

Change in Segment Measure of Profit and Loss

During the first quarter of 2016, Kodak changed its segment measure of profit and loss.  The segment measure excludes overhead costs no longer absorbed by discontinued operations (see description above).  In addition, manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production are now excluded from the segment measure of profit and loss.

2016 COMPARED WITH 2015

SECOND QUARTER AND YEAR TO DATE

RESULTS OF OPERATIONS

(in millions)	Three Months Ended June 30,					Six Months Ended June 30,
	2016	% of Sales	2015	% of Sales	$ Change	2016	% of Sales	2015	% of Sales	$ Change
Revenues	$397		$434		$(37)	$759		$845		$(86)
Cost of revenues	297		350		(53)	573		678		(105)
Gross profit	100	25%	84	19%	16	186	25%	167	20%	19
Selling, general and administrative expenses	50	13%	58	13%	(8)	90	12%	110	13%	(20)
Research and development costs	10	3%	12	3%	(2)	19	3%	25	3%	(6)
Restructuring costs and other	7	2%	5	1%	2	11	1%	22	3%	(11)
Other operating (income) expense, net	(6)	-2%	(1)		(5)	8	1%	2		6
Income from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	39	10%	10	2%	29	58	8%	8	1%	50
Interest expense	16	4%	15	3%	1	32	4%	30	4%	2
Other charges, net	1		2		(1)	2		12	-1%	(10)
Reorganization items, net	-		-		-	-		5	1%	(5)
Income (loss) from continuing operations before income taxes	22	6%	(7)	-2%	29	24	3%	(39)	-5%	63
Provision for income taxes	6	2%	8	2%	(2)	12	2%	13	2%	(1)
Income (loss) from continuing operations	16	4%	(15)	-3%	31	12	2%	(52)	-6%	64
Loss from discontinued operations, net of income taxes	(8)	-2%	(8)	-2%	-	(19)	-3%	(25)	-3%	6
Net income (loss)	8	2%	(23)	-5%	31	(7)	-1%	(77)	-9%	70
Less: Net earnings attributable to noncontrolling interests	1		1		-	4	1%	5	1%	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$7	2%	$(24)	-6%	$31	$(11)	-1%	$(82)	-10%	$71

Revenues

Current Quarter

For the three months ended June 30, 2016, revenues decreased approximately $37 million compared with the same period in 2015.  The decline was primarily driven by pricing and volume declines within Print Systems ($14 million and $13 million, respectively).  Also contributing to the decrease were volume declines in Consumer and Film ($7 million) and Software and Solutions ($6 million).  See segment discussions for additional details.

[27]

Year to Date

For the six months ended June 30, 2016, revenues decreased approximately $86 million compared with the same period in 2015.  The decline was primarily driven by volume declines within Consumer and Film ($26 million), Print Systems ($21 million) and Software and Solutions ($11 million).  Also contributing to the decrease were pricing declines within Print Systems ($25 million) and unfavorable foreign currency ($7 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2016 increased by approximately $16 million compared with the same period in 2015 as cost improvements within Print Systems ($19 million), and lower costs within Consumer and Film ($4 million) driven by lower depreciation, more than offset pricing declines within Print Systems ($14 million).  Also contributing to the increase was a favorable impact from pension income ($3 million).  See segment discussions for additional details.

Year to Date

The increase in gross profit for the six months ended June 30, 2016 of approximately $19 million reflected lower depreciation expense ($19 million) driven by Consumer and Film ($9 million) and lower accelerated depreciation from restructuring ($5 million). Cost improvements within Print Systems ($29 million, excluding the impact of lower depreciation) and favorable impacts from pension income ($7 million) were offset by pricing declines within Print Systems ($25 million), unfavorable manufacturing costs in Consumer and Film ($6 million, excluding the impact of lower depreciation), and unfavorable foreign currency ($5 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $8 million and $20 million for the three and six months ended June 30, 2016, respectively, as compared with the prior year period primarily due to cost reduction actions and favorable impacts from pension income ($3 million and $7 million, respectively).

Included in both the three and six months ended June 30, 2016 was $4 million related to participation in drupa 2016, a print industry trade show which occurs every four years.

Research and Development Costs

Consolidated R&D expenses decreased $2 million and $6 million for the three and six months ended June 30, 2016, respectively, as compared with the prior year period as the company focused investment in material science projects and eliminated programs that no longer aligned with this strategy.

PRINT SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$258	$283	$(25)	$489	$537	$(48)
Operational EBITDA before allocation of corporate SG&A costs	34	34	-	64	59	5
Allocation of corporate SG&A costs	12	14	(2)	24	26	(2)
Operational EBITDA	$22	$20	$2	$40	$33	$7
Operational EBITDA as a % of revenues	9%	7%		8%	6%

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended June 30, 2016 of approximately $25 million primarily reflected lower pricing in Prepress Solutions ($12 million) as a result of competitive pressures in the industry and lower volumes in Prepress Solutions ($7 million) driven by declines in consumables and fewer equipment placements. Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($6 million) driven by fewer equipment placements.

[28]

Year to Date

The decrease in Print Systems revenues for the six months ended June 30, 2016 of approximately $48 million primarily reflected lower pricing ($24 million) in Prepress Solutions as a result of competitive pressures in the industry, and lower volumes in Prepress Solutions ($10 million) driven by declines in consumables and fewer equipment placements. Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($11 million) due to fewer equipment placements and declines in consumables and service.

Operational EBITDA

Current Quarter

The increase in Print Systems Operational EBITDA for the three months ended June 30, 2016 of approximately $2 million reflected manufacturing costs improvements in Prepress due to lower aluminum costs ($9 million) and improved manufacturing efficiency ($6 million), driven by the closure of the Leeds, England plant in the third quarter of 2015.  Partially offsetting these improvements were pricing declines in Prepress Solutions ($12 million).  Increased SG&A spend due to participation in drupa 2016 ($2 million) was offset by other SG&A cost reductions ($2 million).

Year to Date

The increase in Print Systems Operational EBITDA for the six months ended June 30, 2016 of approximately $7 million reflected manufacturing costs improvements in Prepress due to lower aluminum costs ($17 million) and improved manufacturing efficiency ($9 million), driven by the closure of the Leeds, England plant in the third quarter of 2015, and SG&A cost reductions ($5 million).  Partially offsetting these improvements were pricing declines in Prepress Solutions ($24 million) as a result of competitive pricing pressures in the industry.

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$35	$33	$2	$64	$64	$—
Operational EBITDA before allocation of corporate SG&A costs	4	6	(2)	7	8	(1)
Allocation of corporate SG&A costs	2	2	-	4	4	-
Operational EBITDA	$2	$4	$(2)	$3	$4	$(1)
Operational EBITDA as a % of revenues	6%	12%		5%	6%

Revenues

Current Quarter

The increase in Micro 3D Printing and Packaging revenues for the three months ended June 30, 2016 of approximately $2 million primarily reflected volume improvements in Packaging consumables ($3 million) due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables, partially offset by lower Packaging equipment revenue ($1 million) driven by fewer unit placements and declines in legacy products ($1 million).

Year to Date

Micro 3D Printing and Packaging revenues for the six months ended June 30, 2016 were unchanged as volume improvements in Packaging consumables ($5 million), due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables, was offset by fewer Packaging units placements ($2 million) declines in legacy products ($1 million), and unfavorable foreign currency impacts ($2 million).

Operational EBITDA

Current Quarter

The decrease in Micro 3D Printing and Packaging Operational EBITDA for the three months ended June 30, 2016 of approximately $2 million reflected higher SG&A costs ($1 million) due to participation in drupa 2016 and higher R&D costs ($1 million) due to increased investment in Ultra NX within Packaging and copper mesh technology within Micro 3D Printing.  Improved Packaging gross profit driven by increased sales of Flexcel NX consumables ($2 million) was offset by lower gross profit from legacy products ($1 million) and unfavorable currency impacts ($1 million).

[29]

Year to Date

The decrease in Micro 3D Printing and Packaging Operational EBITDA for the six months ended June 30, 2016 of approximately $1 million reflected higher SG&A costs ($1 million) due to participation in drupa 2016 and higher R&D costs ($1 million) due to increased investment in Ultra NX within Packaging and copper mesh technology within Micro 3D Printing.  Improved Packaging gross profit driven by increased sales of Flexcel NX consumables ($3 million) was offset by unfavorable currency impacts ($3 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$21	$27	$(6)	$43	$55	$(12)
Operational EBITDA before allocation of corporate SG&A costs	-	3	(3)	3	7	(4)
Allocation of corporate SG&A costs	2	2	-	3	4	(1)
Operational EBITDA	$(2)	$1	$(3)	$—	$3	$(3)
Operational EBITDA as a % of revenues	-10%	4%		0%	5%

Revenues

Current Quarter

The decrease in Software and Solutions revenues for the three months ended June 30, 2016 of approximately $6 million primarily reflected volume declines in Kodak Technology Solutions due to lower revenues from government contracts ($3 million), the divestiture of the Design2Launch business ($1 million), and lower volume in Unified Workflow Solutions ($1 million).

Year to Date

The decrease in Software and Solutions revenues for the six months ended June 30, 2016 of approximately $12 million primarily reflected volume declines in Kodak Technology Solutions due to lower revenues from government contracts ($9 million), the divestiture of the Design2Launch business ($1 million), and lower volume in Unified Workflow Solutions ($1 million).

Operational EBITDA

Current Quarter

The decrease in Software and Solutions Operational EBITDA for the three months ended June 30, 2016 of approximately $3 million primarily reflected the volume declines described above ($2 million) and participation in drupa 2016 ($1 million).

Year to Date

The decrease in Software and Solutions Operational EBITDA for the six months ended June 30, 2016 of approximately $3 million primarily reflected the volume declines described above ($2 million) and participation in drupa 2016 ($1 million).

CONSUMER AND FILM SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$61	$66	$(5)	$117	$138	$(21)
Operational EBITDA before allocation of corporate SG&A costs	13	11	2	23	32	(9)
Allocation of corporate SG&A costs	3	3	-	6	6	-
Operational EBITDA	$10	$8	$2	$17	$26	$(9)
Operational EBITDA as a % of revenues	16%	12%		15%	19%

[30]

Revenues

Current Quarter

The decrease in Consumer and Film revenues for the three months ended June 30, 2016 of approximately $5 million reflected volume declines in Consumer Inkjet Systems ($7 million) driven by lower sales of ink to the existing installed base of printers. The volume decline for film products ($5 million) was offset by fulfillment of a significant industrial films order in the current quarter ($5 million).

Year to Date

The decrease in Consumer and Film revenues for the six months ended June 30, 2016 of approximately $21 million reflected volume declines in Consumer Inkjet Systems ($16 million) driven by lower sales of ink to the existing installed base of printers, and in Motion Picture, Industrial Chemicals and Films ($10 million) due to declining demand for film products.

Included in the current year was $3 million related to the fulfillment of motion picture film volume commitments.

Operational EBITDA

Current Quarter

The increase in Consumer and Film Operational EBITDA for the three months ended June 30, 2016 of approximately $2 million reflected improved gross profit in Motion Picture, Industrial Chemicals and Films driven by the impact of the significant industrial films order ($4 million), as well as improved price/mix within Motion Picture, Industrial Chemicals and Films ($2 million).  Partially offsetting these improvements was a $5 million impact from lower sales of ink mentioned above.

Year to Date

The decrease in Consumer and Film Operational EBITDA for the six months ended June 30, 2016 of approximately $9 million was driven by the impact from lower sales of ink as mentioned above ($13 million), as well as unfavorable cost impacts in Motion Picture, Industrial Chemicals and Films ($7 million) primarily due to lower production volumes. Partially offsetting these decreases was the favorable impact from the significant industrial films order ($4 million), the fulfillment of motion picture film volume commitments ($3 million), and lower costs in Consumer Inkjet ($1 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$19	$21	$(2)	$39	$44	$(5)
Operational EBITDA before allocation of corporate SG&A costs	6	6	-	12	14	(2)
Allocation of corporate SG&A costs	1	1	-	2	2	-
Operational EBITDA	$5	$5	$-	$10	$12	$(2)
Operational EBITDA as a % of revenues	26%	24%		26%	27%

Revenues

Current Quarter

The decrease in Enterprise Inkjet Systems revenues for the three months ended June 30, 2016 of approximately $2 million reflected lower volumes of service and consumables due to expected declines in the installed base of systems and components.

Year to Date

The decrease in Enterprise Inkjet Systems revenues for the six months ended June 30, 3016 of approximately $5 million reflected lower volumes of service and consumables ($4 million) due to expected declines in the installed base of systems and components.

[31]

Operational EBITDA

Year to Date

The decrease in Enterprise Inkjet Systems Operational EBITDA for the six months ended June 30, 2016 of approximately $2 million was primarily driven by the volume declines discussed above.

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT

Intellectual Property Solutions Operational EBITDA for the three months and the six months ended June 30, 2016 improved approximately $2 million and $6 million, respectively, due to lower R&D costs as the company focused investment in materials science projects and eliminated programs that no longer aligned with this strategy. R&D not directly related to other segments is included in the Intellectual Property Solutions segment.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $8 million and $13 million of charges for the three and six months ended June 30, 2016, respectively, of which $7 million and $11 million, respectively, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.  In addition, $1 million was reported as discontinued operations in both the three and six months ended June 30, 2016 and $1 million was reported as Cost of revenues for the six months ended June 30, 2016.

Kodak made cash payments related to restructuring of approximately $4 million and $10 million during the quarter and six months ended June 30, 2016, respectively.

The restructuring actions implemented in the first half of 2016 are expected to generate future annual cash savings of approximately $14 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $6 million, $7 million, and $1 million, respectively. Kodak began realizing a portion of these savings in the first half, and expects the majority of the annual savings to be in effect by the end of 2016 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$513	$546

Cash Flow Activity

(in millions)	Six Months Ended June 30,
	2016	2015	Change
Cash flows from operating activities:
Net cash used in operating activities	$(30)	$(104)	$74
Cash flows from investing activities:
Net cash provided by (used in) investing activities	4	(19)	23
Cash flows from financing activities:
Net cash used in financing activities	(8)	(4)	(4)
Effect of exchange rate changes on cash	2	(9)	11
Net decrease in cash and cash equivalents (1)	$(32)	$(136)	$104

[32]

(1)

The beginning cash and cash equivalents balance for the six month period ended June 30, 2016 in the cash flow activity above included $546 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.  The ending cash and cash equivalents balance for the six month period ended June 30, 2016 in the cash flow activity above included $513 million of cash reported in the Statement of Financial Position and $2 million of cash reported in Current assets held for sale.

Operating Activities

Net cash used in operating activities decreased $74 million for the six months ended June 30, 2016 as compared with the corresponding period in 2015 primarily due to a lower net loss, which includes the $10 million in net litigation proceeds from DuPont, and more cash provided by changes in working capital in the current year period.

Investing Activities

Net cash provided by investing activities increased $23 million for the six months ended June 30, 2016 as compared with the corresponding period in 2015 primarily due to the reduction of restricted cash in the current year and increase in restricted cash in the prior year to support the Company’s borrowing base and increased proceeds from the sales of businesses/assets.

Financing Activities

Net cash used in financing activities increased $4 million in the six months ended June 30, 2016 as compared with the corresponding period in the 2015 primarily due to payment of contingent consideration related to the sale of a business in the current year period.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $30 million of net availability as of June 30, 2016. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At June 30, 2016 and December 31, 2015, approximately $273 million and $302 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $240 million and $244 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $136 million of cash and cash equivalents was held as of June 30, 2016, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement (collectively the “Term Credit Agreements” and together with the Amended Credit Agreement, the “Credit Agreements”), and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

As of June 30, 2016 and December 31, 2015 Kodak had funded $23 million and $30 million, respectively, to the Eligible Cash account held with the Amended Credit Agreement and Amended Credit Agreement Administrative Agents, which is classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.  Under the Amended Credit Agreement, if Excess Availability falls below 12.5% of lender commitments (currently $18.75 million), Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  Since Excess Availability was greater than 12.5% of lenders commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of June 30, 2016, Kodak is in compliance with all covenants under the Amended Credit Agreement and had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0 EBITDA, as defined in the Amended Credit agreement, exceeded Fixed Charges by approximately $48 million.

Under the terms of the Term Credit Agreements, Kodak is required to maintain a Secured Leverage Ratio not to exceed specified levels.  The secured leverage ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreements.  The maximum secured leverage ratio permitted under the Senior Secured First Lien Term Credit Agreement (which is more restrictive than the corresponding ratio permitted under the Senior Secured Second Lien Term Credit Agreement) is 2.75 to 1.  As of June 30, 2016, Kodak’s EBITDA, as calculated under the Term Credit Agreements, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $44 million.

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

[33]

arrangements with its term lenders, an event of default would occur under Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreements to be immediately due and payable.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $7 million to its defined benefit pension and postretirement benefit plans in the first six months of 2016.  For the balance of 2016, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $11 million.

Cash flow from investing activities included $12 million of capital expenditures for six months ended June 30, 2016. Kodak expects approximately $30 to $35 million of total capital expenditures for 2016.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2016 and December 31, 2015, the fair value of open forward contracts would have decreased $17 million and $16 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and Amended Credit Agreement are in variable-rate instruments with an interest rate floor. At June 30, 2016 and December 31, 2015, the one-month LIBOR rate was approximately 0.47% and 0.43%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2016 was not significant to Kodak.

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

[34]

Changes in Internal Control over Financial Reporting

There have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

[35]

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

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2016, Kodak maintained accruals of approximately $13 million for claims aggregating approximately $210 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2015 Form 10-K.  The Risk Factors remain applicable from the 2015 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2016

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2016

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	69,401	11.00	n/a	n/a
June 1 through 30	16,324	14.96	n/a	n/a
Total	85,725

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan in order to satisfy minimum statutory tax withholding requirements.

[36]

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

[37]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date: August 9, 2016	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[38]

Eastman Kodak Company

Index to Exhibits

†(10.1)

Amended and Restated Credit Agreement, dated May 26, 2016, among Eastman Kodak Company as Borrower, the guarantors named therein as Guarantors, the lenders named therein as Lenders, Bank of America, N.A. as Administrative and Collateral Agent, and Bank of America, N.A. and J.P. Morgan Chase Bank, N.A. as Joint Lead Arrangers and Joint Bookrunners, filed herewith.

†(10.2)	Amended and Restated Security Agreement, dated May 26, 2016, from the grantors referred therein as Grantors to Bank of America, N.A. as Agent, filed herewith.

*(10.3)	Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016, filed herewith.

*(10.4)	Retention Letter between Eastman Kodak Sàrl and Philip Cullimore, dated May 24, 2016, filed herewith.

*(10.5)	Eastman Kodak Company Administrative Guide for the 2016 Performance Period under the Executive Compensation for Excellence and Leadership Plan, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(99.1)	Section 13(r) Disclosure, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

* Management contract or compensatory plan or arrangement.

†

Eastman Kodak Company requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.

[39]