Form 10-Q
period 2016-09-30
EASTMAN KODAK CO
filed 2016-11-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at November 3, 2016
Common Stock, $0.01 par value	42,359,022

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2016

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Sales	$309	$342	$920	$1,021
Services	71	83	219	249
Total revenues	380	425	1,139	1,270
Cost of revenues
Sales	244	275	720	835
Services	44	56	141	174
Total cost of revenues	288	331	861	1,009
Gross profit	92	94	278	261
Selling, general and administrative expenses	43	52	133	162
Research and development costs	11	11	30	36
Restructuring costs and other	1	6	12	28
Other operating (income) expense, net	(6)	(2)	2	-
Income from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	43	27	101	35
Interest expense	16	16	48	46
Other charges, net	1	3	3	15
Reorganization items, net	-	-	-	5
Income (loss) from continuing operations before income taxes	26	8	50	(31)
Provision for income taxes	4	14	16	27
Income (loss) from continuing operations	22	(6)	34	(58)
Loss from discontinued operations, net of income taxes	(10)	(15)	(29)	(40)
Net earnings (loss)	12	(21)	5	(98)
Less: Net (loss) income attributable to noncontrolling interests	(4)	1	-	6
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$16	$(22)	$5	$(104)
Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.62	$(0.17)	$0.81	$(1.53)
Discontinued operations	(0.24)	(0.36)	(0.69)	(0.95)
Total	$0.38	$(0.53)	$0.12	$(2.48)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.60	$(0.17)	$0.80	$(1.53)
Discontinued operations	(0.23)	(0.36)	(0.68)	(0.95)
Total	$0.37	$(0.53)	$0.12	$(2.48)
Number of common shares used in basic and diluted net earnings (loss) per share
Basic	42.3	41.9	42.2	41.9
Diluted	42.8	41.9	42.5	41.9

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$12	$(21)	$5	$(98)
Less: Net (loss) income attributable to noncontrolling interests	(4)	1	-	6
Net income (loss) attributable to Eastman Kodak Company	16	(22)	5	(104)
Other comprehensive loss, net of tax:
Currency translation adjustments	1	(23)	10	(27)
Unrealized losses on available-for-sale securities, net of tax	-	-	-	(1)
Pension and other postretirement benefit plan obligation activity, net of tax	(1)	(3)	(149)	2
Other comprehensive loss, net of tax attributable to Eastman Kodak Company	-	(26)	(139)	(26)
COMPREHENSIVE INCOME (LOSS), NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$16	$(48)	$(134)	$(130)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2016	2015
ASSETS
Cash and cash equivalents	$489	$546
Receivables, net	303	350
Inventories, net	280	263
Deferred income taxes	-	22
Other current assets	22	25
Current assets held for sale	143	72
Total current assets	1,237	1,278
Property, plant and equipment, net of accumulated depreciation of $365 and $314, respectively	361	394
Goodwill	88	88
Intangible assets	88	119
Restricted cash	37	43
Deferred income taxes	38	23
Other long-term assets	132	122
Long-term assets held for sale	-	71
TOTAL ASSETS	$1,981	$2,138
LIABILITIES AND EQUITY
Accounts payable, trade	$175	$186
Current portion of long-term debt	8	6
Other current liabilities	205	245
Current liabilities held for sale	35	22
Total current liabilities	423	459
Long-term debt, net of current portion	664	679
Pension and other postretirement liabilities	662	619
Other long-term liabilities	255	271
Long-term liabilities held for sale	-	7
Total Liabilities	2,004	2,035
Commitments and Contingencies (Note 6)
Equity (Deficit)
Common stock, $0.01 par value	-	-
Additional paid in capital	641	633
Treasury stock, at cost	(7)	(5)
Accumulated deficit	(278)	(283)
Accumulated other comprehensive loss	(406)	(267)
Total Eastman Kodak Company shareholders’ (deficit) equity	(50)	78
Noncontrolling interests	27	25
Total (deficit) equity	(23)	103
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,981	$2,138

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$5	$(98)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	82	113
Pension and other postretirement income	(110)	(81)
Net gain on sales of businesses/assets	(7)	(4)
Gain on assets acquired for no monetary consideration	-	(3)
Non-cash restructuring costs, asset impairments and other charges, net	20	7
Stock based compensation	6	17
Payment of claims	-	(10)
Provision for deferred income taxes	5	8
Decrease in receivables	47	12
Increase in inventories	(9)	(40)
Decrease in liabilities excluding borrowings	(70)	(65)
Other items, net	(1)	1
Total adjustments	(37)	(45)
Net cash used in operating activities	(32)	(143)
Cash flows from investing activities:
Additions to properties	(26)	(25)
Proceeds from sales of businesses/assets, net	10	2
Release (funding) of restricted cash	9	(6)
Net cash used in investing activities	(7)	(29)
Cash flows from financing activities:
Repayment of emergence credit facilities	(20)	(3)
Payment of contingent consideration related to the sale of a business	(4)	-
Net borrowing from (repayment of) VIE borrowings	4	(1)
Equity transactions of noncontrolling interests	2	-
Treasury stock purchases	(2)	(1)
Net cash used in financing activities	(20)	(5)
Effect of exchange rate changes on cash	2	(14)
Net decrease in cash and cash equivalents	(57)	(191)
Cash and cash equivalents, beginning of period (1)	547	712
Cash and cash equivalents, end of period (1)	$490	$521

(1)

Cash and cash equivalents, beginning of period for the nine months ended September 30, 2016 includes $546 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.  Cash and cash equivalents, end of period for the nine months ended September 30, 2016 includes $489 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Current Report on Form 8-K filed on August 9, 2016 to update the 2015 Annual Report on Form 10-K for the reclassification of the Kodak Prosper enterprise inkjet printing business (the “Prosper Business”) as discontinued operations.  The Form 8-K also reflected the presentation of the first quarter 2016 change in segment measure of profit and loss.

Kodak is the primary beneficiary of a utilities variable interest entity, RED – Rochester, LLC (“RED”). Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $67 million and $25 million, respectively, as of September 30, 2016 and $69 million and $13 million, respectively, as of December 31, 2015.  RED’s equity in those net assets as of September 30, 2016 and December 31, 2015 is $27 million and $25 million, respectively.  RED’s results of operations are reflected in net (loss) income attributable to noncontrolling interests in the accompanying Consolidated Statement of Operations.  If Kodak was no longer required to consolidate RED, the difference between the carrying value of net assets sold to RED and RED’s equity in those net assets, $19 million as of September 30, 2016, would be recognized as a loss in Kodak’s consolidated statement of operations.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification primarily due to the presentation of discontinued operations, assets held for sale and for a change in the segment measure of profitability.  Refer to Note 17, “Segment Information” and Note 18, “Discontinued Operations” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 amends the accounting for income taxes and requires all deferred tax assets and liabilities to be classified as long-term on the consolidated balance sheet. ASU 2015-17 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016 (January 1, 2017 for Kodak), with early adoption permitted in any annual or interim period. ASU 2015-17 may be adopted either prospectively or retrospectively. Kodak early adopted ASU 2015-17 effective September 30, 2016, prospectively.  Adoption resulted in a $19 million decrease in current deferred income tax assets, with a corresponding $19 million increase in long-term deferred income tax assets in Kodak’s Consolidated Statement of Financial Position at September 30, 2016.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.  ASU 2016-16 requires the recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.  The new standard is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2017, (January 1, 2018 for Kodak) including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance (January 1, 2017 for Kodak).  Kodak is currently evaluating the impact of this ASU.

[7]

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 provides clarification with respect to classification of several cash flow issues on the Statement of Cash Flows including debt prepayment or extinguishment costs, proceeds from the settlement of insurance claims, and distributions received from equity method investees.   The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for Kodak).  Early adoption is permitted. Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Kodak is currently evaluating the impact of this ASU.

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

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of ASU 2014-09. In 2016 the FASB issued ASU 2016-08 and ASUs 2016-10 through 12 clarifying guidance regarding principle vs agent considerations, identification of performance obligations and analysis of licensing transactions. The new revenue standards are collectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allow either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application.  Kodak is currently evaluating the adoption alternatives and impact of these ASUs.

In August 2014, the FASB issued ASU No.2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern.  ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016 (December 31, 2016 for Kodak), and interim periods within fiscal years beginning after December 15, 2016 (January 1, 2017 for Kodak). The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

NOTE 2: RECEIVABLES, NET

	September 30,	December 31,
(in millions)	2016	2015
Trade receivables	$265	$300
Miscellaneous receivables	38	50
Total (net of allowances of $11 and $10 as of September 30, 2016 and December 31, 2015, respectively)	$303	$350

[8]

Approximately $25 million and $28 million of the total trade receivable amounts as of September 30, 2016 and December 31, 2015, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2016	2015
Finished goods	$160	$141
Work in process	62	61
Raw materials	58	61
Total	$280	$263

NOTE 4: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$75	$44	$31	2 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	26	11	15	6 years
Other	2	-	2	22 years
Total	$143	$55	$88

	December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$83	$38	$45	3 years
Kodak trade name	46	-	46	Indefinite life
Customer-related	37	11	26	7 years
Other	2	-	2	21 years
Total	$168	$49	$119

During the first quarter of 2016, Kodak updated its impairment analysis of the Kodak trade name due to the increased probability of selling its Prosper business.  Based on the results of Kodak’s analysis, the carrying value of the Kodak trade name exceeded its fair value.  The pre-tax trade name impairment charge of $5 million is included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Due to the exit of its position in silver metal mesh touch screen development in the first quarter of 2016, Kodak concluded that the carrying value of intangible assets associated with those operations exceeded their fair value and recorded a pre-tax impairment charge of $8 million, which is included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $4 million and $14 million for the three and nine months ended September 30, 2016, respectively, and $5 million and $15 million for the three and nine months ended September 30, 2015, respectively.

[9]

Estimated future amortization expense related to intangible assets that are currently being amortized as of September 30, 2016 is as follows:

(in millions)
Q4 2016	$4
2017	16
2018	12
2019	5
2020	4
2021 and thereafter	7
Total	$48

NOTE 5: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at September 30, 2016 and December 31, 2015:

(in millions)				September 30, 2016	December 31, 2015
	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note	2017	7.50%	$1	$4
	VIE credit facility	2017	3.50%	4	—
	Capital leases	Various	Various	3	2
				8	6
Non-current portion:
	Term note	2019	7.50%	396	400
	Term note	2020	11.08%	258	270
	VIE term loan	2035	6.07%	3	3
	Capital leases	Various	Various	7	6
				664	679
				$672	$685

Senior Secured Second Lien Term Credit Agreement Note Repurchase

In accordance with the modified Dutch auction procedures in the Senior Secured Second Lien Term Credit Agreement, Kodak offered to repurchase up to $25 million of second lien term loans within a price range of 97% to 98.5% of par.  As a result of this auction process, on September 14, 2016 Kodak repurchased an aggregate of $13 million of second lien term loans at a price of 98% of par, representing all second lien term loans with respect to which bids were received at prices within the range.  The repurchased second lien term loans were automatically cancelled upon the repurchase pursuant to the terms of the Senior Secured Second Lien Term Credit Agreement.

Senior Secured First Lien Term Credit Agreement Prepayment

On July 7, 2016, Kodak prepaid $5 million of principal under the Senior Secured First Lien Term Credit Agreement from proceeds received from the sale of a business.  Under the terms of the Senior Secured First Lien Term Credit Agreement, the prepayment was applied first to the installment principal payments of $4 million due over the next twelve months, then ratably to the remaining scheduled payments.  The next scheduled installment principal payment is not due until September 30, 2017.

Amended and Restated Credit Agreement

On May 26, 2016, the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement” or “ABL Credit Agreement”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, which amended and restated the existing Asset Based Revolving Credit Agreement, dated as of September 3, 2013 (the “Prior Credit Agreement”).  Each of the capitalized but undefined terms used in the context of describing the Amended Credit Agreement has the meaning ascribed to such term in the Amended Credit Agreement.

The Amended Credit Agreement decreased the aggregate amount of commitments from $200 million to $150 million and extended the maturity date to the earlier of May 26, 2021 or the date that is 90 days prior to the earliest scheduled maturity date of any of the Company’s outstanding term loans

[10]

or refinancings thereof, of which the earliest maturity date is currently September 3, 2019. The Amended Credit Agreement, among other things, lowered reserve requirements by eliminating the Availability Block and removed the ability to use Qualified Cash to support Excess Availability.

The Amended Credit Agreement limits, among other things and subject to certain exceptions, the Company’s and the Subsidiary Guarantors’ ability to (i) incur Debt, (ii) incur or create Liens, (iii) Dispose of assets, (iv) make Restricted Payments and (v) make Investments. In addition to other customary affirmative covenants, the Amended Credit Agreement provides for a periodic delivery by the Company of its various financial statements as set forth in the Amended Credit Agreement.  Events of Default under the Amended Credit Agreement include, among others, failure to pay any loan, interest or other amounts when due, the occurrence of breach of covenants and a change of control of the Company. Upon an Event of Default, the applicable lenders may declare the outstanding obligations under the Amended Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for in the Amended Credit Agreement.

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

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $118 million of letters of credit under the Amended Credit Agreement as of September 30, 2016.  Under the Amended Credit Agreement’s borrowing base calculation, the Company had approximately $28 million of Excess Availability as of September 30, 2016.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25%-2.75% per annum or Base Rate plus 1.25%-1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Net Orderly Liquidation Value of Eligible Equipment or $20 million, as of September 30, 2016 (which $20 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.

Under the Amended Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  If Excess Availability falls below 12.5% of lender commitments ($18.75 million as of September 30, 2016), Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.

As of September 30, 2016, Kodak had funded $23 million to the Eligible Cash account, held with the Amended Credit Agreement administrative agent, which is classified as Restricted Cash in the Consolidated Statement of Financial Position supporting the Excess Availability amount.  Since Excess Availability was greater than 12.5% of lender commitments at September 30, 2016, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of September 30, 2016 Kodak was in compliance with all the covenants under the Amended Credit Agreement.

NOTE 6: COMMITMENTS AND CONTINGENCIES

As of September 30, 2016, the Company had outstanding letters of credit of $118 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $6 million, surety bonds in the amount of $18 million, and restricted cash and deposits of $50 million, primarily to support compliance with the Excess Availability threshold under the Amended Credit Agreement, to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2016, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $56 million.

[11]

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of September 30, 2016, Kodak has posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $74 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 7: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $14 million and the outstanding amount for those guarantees is $5 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments.  There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2015 to September 30, 2016, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2015	$26
New extended warranty and maintenance arrangements in 2016	125
Recognition of extended warranty and maintenance arrangement revenue in 2016	(127)
Deferred revenue on extended warranties as of September 30, 2016	$24

NOTE 8:  OTHER OPERATING (INCOME) EXPENSE, NET

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
(Income) expense:
Asset impairments (1) (2) (3) (4)	$-	$-	$25	$6
Legal settlements (5) (6)	(6)	-	(16)	-
Gain on sale of assets (7)	-	-	(7)	(5)
Gain recognized on assets acquired for no monetary consideration (8)	-	(3)	-	(3)
Other	-	1	-	2
Total	$(6)	$(2)	$2	$-

[12]

(1)

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak concluded that the carrying value of property, plant and equipment associated with those operations exceeded their fair value.  Kodak recorded pre-tax impairment charges in the nine months ended September 30, 2016 of $12 million.

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

(5)	In the first quarter of 2016, Kodak received $10 million representing net litigation proceeds from DuPont.
(6)	In the third quarter of 2016, Kodak settled a legal contingency and reduced the associated reserve by $6 million.
(7)

On June 30, 2016, Kodak sold certain assets of its brand protection business to eApeiron Solutions Inc. in exchange for cash consideration of approximately $6 million and an equity investment of 19.9%.  Kodak accounts for this investment under the equity method of accounting.  Kodak recognized a gain of approximately $7 million on this transaction.

(8)	Refer to Note 17, “Segment Information”, footnote 7 to the table entitled, “Segment Operational EBITDA from Consolidated Earnings (Loss) from Continuing Operations before Income Taxes”.

NOTE 9: OTHER CHARGES, NET

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Loss on foreign exchange translation	$1	$3	$3	$14
Other	-	-	-	1
Total	$1	$3	$3	$15

NOTE 10: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Earnings (loss) from continuing operations before income taxes	$26	$8	$50	$(31)
Effective tax rate	15.4%	175.0%	32.0%	(87.1)%
Provision for income taxes	4	14	16	27
Provision (benefit) for income taxes @ 35%	9	3	18	(11)
Difference between tax at effective vs. statutory rate	$(5)	$11	$(2)	$38

For the three and nine months ended September 30, 2016, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) the results from operations in jurisdictions outside the U.S., (3) a provision associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves.

For the three and nine months ended September 30, 2015, the difference between the Company’s recorded provision and the provision or benefit, (as applicable), that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the

[13]

tax benefits would not be realized, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

NOTE 11: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first three quarters of 2016 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the exit of Kodak’s silver metal mesh touch screen development, completion of the Leeds plate manufacturing facility exit, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England.  This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions.  Kodak began the exit of the facility in the second quarter of 2014, phased out production at the site in the third quarter of 2015 and has completed the exit of the facility.

Under this program, on a life-to-date basis as of September 30, 2016, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $3 million, accelerated depreciation charges of $10 million and other exit costs of $2 million.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and nine months ended September 30, 2016 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2015	$7	$4	$-	$11
Q1 charges - continuing operations	4	-	1	5
Q1 utilization/cash payments	(5)	(1)	(1)	(7)
Q1 other adjustments and reclasses (2)	(1)	-	-	(1)
Balance as of March 31, 2016	$5	$3	$—	$8
Q2 charges - continuing operations	$6	$1	$-	$7
Q2 charges - discontinued operations	1	-	-	1
Q2 utilization/cash payments	(3)	(1)	-	(4)
Q2 other adjustments and reclasses (3)	(1)	-	-	(1)
Balance as of June 30, 2016	$8	$3	$—	$11
Q3 charges - continuing operations	$1	$-	$-	$1
Q3 utilization/cash payments	(4)	-	-	(4)
Balance as of September 30, 2016	$5	$3	$—	$8

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.
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

 For the three months ended September 30, 2016 the $1 million of charges were reported as Restructuring costs and other.

The severance costs for the three months ended September 30, 2016 related to the elimination of approximately 25 administrative positions located primarily outside of the United States and Canada.

[14]

For the nine months ended September 30, 2016, the $14 million of charges includes $1 million of charges for inventory write-downs which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations and $1 million which was reported in discontinued operations. The remaining $12 million was reported as Restructuring costs and other.

The severance costs for the nine months ended September 30, 2016 related to the elimination of approximately 175 positions, including approximately 50 manufacturing/service positions, 25 research and development positions and 100 administrative positions. The geographic composition of these positions includes approximately 75 in the United States and Canada and 100 throughout the rest of the world.

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

NOTE 12: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2016		2015		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$4	$1	$9	$2	$12	$3
Interest cost	27	4	37	4	85	11	111	13
Expected return on plan assets	(65)	(8)	(68)	(7)	(196)	(22)	(204)	(23)
Amortization of:
Prior service credit	(2)	-	(1)	-	(5)	-	(5)	-
Actuarial loss (gain)	2	-	-	(1)	4	-	-	(2)
Net pension income before special termination benefits	(35)	(3)	(28)	(3)	(103)	(9)	(86)	(9)
Special termination benefits	-	-	1	-	3	-	6	-
Net pension income	(35)	(3)	(27)	(3)	(100)	(9)	(80)	(9)
Other plans including unfunded plans	-	-	-	2	-	(1)	-	6
Total net pension income	$(35)	$(3)	$(27)	$(1)	$(100)	$(10)	$(80)	$(3)

The total net pension income reported for the nine-month period ended September 30, 2015 includes $1 million of costs reported as discontinued operations.

For the three and nine month periods ended September 30, 2016 and 2015, the special termination benefits charges were incurred as a result of Kodak’s restructuring actions.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $13 million relating to its defined benefit pension and other postretirement benefit plans for the nine months ended September 30, 2016 .

Certain of Kodak’s retirement plans were remeasured during the first three quarters of 2016.  The remeasurement of the funded status of those plans during the first three quarters increased Kodak’s recognized defined benefit plan obligation by $146 million.

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

Weighted average diluted shares outstanding for the three and nine months ended September 30, 2016 included the dilutive effect of the following potential shares of common stock:

[15]

	Three Months Ended	Nine Months Ended
(in millions of shares)	September 30,	September 30,
	2016	2016
Unvested restricted stock units	0.4	0.3
Warrants to purchase common shares	0.1	-
	0.5	0.3

The computation of diluted earnings per share for the three and nine month periods ended September 30, 2016 excluded the impact of the assumed conversion of net share settled warrants to purchase 1.8 million shares of common shares at an exercise price of $16.12 and the assumed conversion of 2.0 million outstanding employee stock options because they would have been anti-dilutive. In addition, the computation of diluted earnings per share for the nine-month period ended September 30, 2016 excluded the impact of conversion of net share settled warrants to purchase 1.8 million shares of common shares at an exercise price of $14.93 because they would have been anti-dilutive.

As a result of the net loss from continuing operations presented for the three and nine months ended September 30, 2015, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for the three and nine months ended September 30, 2015, the following potential shares of common stock would have been dilutive in the computation of diluted earnings per share:

	Three Months Ended	Nine Months Ended
(in millions of shares)	September 30,	September 30,
	2015	2015
Unvested restricted stock units	0.2	0.2
Warrants to purchase common shares	-	0.4
	0.2	0.6

The effect of the net share settled warrants to purchase shares of common shares at an exercise price of $14.93 for the three-month period ended September 30, 2015 was less than 0.1 million. The computation of diluted earnings per share for the three and nine month periods ended September 30, 2015 excluded the assumed conversion of 1.4 million outstanding employee stock options because the effects would have been anti-dilutive. In addition, the computation of diluted earnings per share for the three-month period ended September 30, 2015 excluded the impact of net share settled warrants to purchase 1.8 million shares of common shares at an exercise price of $16.12 because they would have been anti-dilutive.

NOTE 14: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.  As of September 30, 2016 and December 31, 2015, there were 42.3 million and 42.0 million shares of common stock, respectively, and no shares of preferred stock outstanding. Treasury stock consisted of approximately 0.4 million shares at September 30, 2016 and 0.3 million shares at December 31, 2015.

[16]

NOTE 15: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss, by component, were as follows:

		Three Months Ended		Nine Months Ended
(in millions)		September 30,		September 30,
		2016	2015	2016	2015
Currency translation adjustments		$1	$(23)	$10	$(27)
Unrealized losses on available-for-sale securities, before tax		-	-	-	(1)
Tax provision		-	-	-	-
Unrealized losses on available-for-sale securities, net of tax		-	-	-	(1)
Pension and other postretirement benefit plan changes
Newly established prior service credit		-	-	-	4
Newly established net actuarial (loss) gain		(1)	(1)	(145)	4
Tax benefit		-	-	1	-
Newly established prior service credit and net actuarial (loss) gain, net of tax		(1)	(1)	(144)	8
Reclassification adjustments:
Amortization of prior service credit	(a)	(1)	(2)	(5)	(5)
Amortization of actuarial losses (gains)	(a)	1	-	-	(2)
Recognition of gains due to settlements		-	-	(1)	-
Total reclassification adjustments		-	(2)	(6)	(7)
Tax provision		-	-	1	1
Reclassification adjustments, net of tax		-	(2)	(5)	(6)
Pension and other postretirement benefit plan changes, net of tax		(1)	(3)	(149)	2
Other comprehensive loss		$-	$(26)	$(139)	$(26)

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN

Accumulated other comprehensive loss is composed of the following:

(in millions)	September 30,	December 31,
	2016	2015
Currency translation adjustments	$(57)	$(67)
Unrealized gain on investments	2	2
Pension and other postretirement benefit plan changes	(351)	(202)
Ending balance	$(406)	$(267)

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

Print Systems: The Print Systems segment is comprised of two lines of business:  Prepress Solutions and Electrophotographic Printing Solutions.

Micro 3D Printing and Packaging: The Micro 3D Printing and Packaging segment is comprised of two lines of business:  Packaging and Micro 3D Printing.

Software and Solutions: The Software and Solutions segment is comprised of two lines of business:  Unified Workflow Solutions and Kodak Technology Solutions.

[17]

Consumer and Film: The Consumer and Film segment is comprised of three lines of business:  Consumer Inkjet Solutions; Motion Picture, Industrial Films and Chemicals; and Consumer Products.

Enterprise Inkjet Systems: The Enterprise Inkjet Systems segment is comprised of the KODAK VERSAMARK business.

Intellectual Property Solutions: The Intellectual Property Solutions segment includes licensing and research and development activities not directly related to the other segments.

Eastman Business Park: The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

All Other: All Other is composed of the RED utilities variable interest entity.

Segment financial information is shown below.

Segment Revenues

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Print Systems	$250	$278	$739	$815
Micro 3D Printing and Packaging	34	32	98	96
Software and Solutions	20	30	63	85
Consumer and Film	54	64	171	202
Enterprise Inkjet Systems	18	18	57	62
Intellectual Property Solutions	-	-	-	-
Eastman Business Park	4	3	11	10
Consolidated total	$380	$425	$1,139	$1,270

[18]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Print Systems	$27	$29	$67	$62
Micro 3D Printing and Packaging	4	6	7	10
Software and Solutions	1	2	1	5
Consumer and Film	1	12	18	38
Enterprise Inkjet Systems	4	2	14	14
Intellectual Property Solutions	(3)	(4)	(11)	(18)
Eastman Business Park	1	-	2	1
Total of reportable segments	35	47	98	112
All Other (1)	(3)	1	2	5
Corporate components of pension and OPEB income (2)	40	34	121	100
Depreciation and amortization	(25)	(33)	(79)	(105)
Restructuring costs and other	(1)	(6)	(13)	(28)
Overhead supporting, but not directly absorbed by discontinued operations (3)	(4)	(5)	(12)	(16)
Stock based compensation	(3)	(5)	(6)	(16)
Consulting and other costs (4)	(1)	(5)	(4)	(12)
Idle costs (5)	-	-	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (6)	(1)	-	(2)	-
Other operating income (expense), net excluding gain related to Unipixel termination (7)	6	(1)	(2)	(3)
Interest expense (8)	(16)	(16)	(48)	(46)
Other charges, net (8)	(1)	(3)	(3)	(15)
Reorganization items, net (8)	-	-	-	(5)
Consolidated income (loss) from continuing operations before income taxes	$26	$8	$50	$(31)

(1)	RED utilities variable interest entity (interest and depreciation of RED are included in the respective lines below).

(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailments and settlement components of pension and other postretirement benefit expenses.
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

(4)	Consulting and other costs are professional services and other costs associated with certain corporate strategic initiatives.
(5)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(6)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.
(7)

In the third quarter of 2015, a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel.  The gain was reported in Other operating income (expense), net in the Consolidated Statement of Operations.  Other operating income (expense), net is typically excluded from the segment measure.  However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings for the third quarter of 2015.

(8)As reported in the Consolidated Statement of Operations.

[19]

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

NOTE 18: DISCONTINUED OPERATIONS

KODAK PROSPER Enterprise Inkjet Business

In March 2016 Kodak announced that it is in talks with prospective buyers about offers to purchase its Prosper Business.  The results of operations of the Prosper Business are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Additionally, the related assets and liabilities associated with the Prosper Business are classified as held for sale in the Consolidated Statement of Financial Position as of September 30, 2016 and December 31, 2015.  Kodak anticipates the sale will close in the first half of 2017.

The results of operations of the Prosper Business are presented in the following table:

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$29	$21	$68	$61
Cost of sales	27	16	58	60
Selling, general and administrative expenses	6	7	20	16
Research and development expenses	5	4	16	15
Loss from discontinued operations, before income taxes	(9)	(6)	(26)	(30)
Provision for income taxes related to discontinued operations	1	1	1	2
Loss from discontinued operations, net of income taxes	$(10)	$(7)	$(27)	$(32)

The discontinued operations of the Personalized Imaging and Document Imaging Business also impacted the loss from discontinued operations in the Consolidated Statement of Operations.  For the three and nine months ended September 30, 2016, the impact was a loss of $0 million and $2 million, respectively.  For both the three and nine months ended September 30, 2015, the impact was a loss of $8 million.

.

[20]

The following table presents the aggregate carrying amount of major assets and liabilities of the Prosper Business:

	September 30,	December 31,
(in millions)	2016	2015
ASSETS
Cash and cash equivalents	$1	$1
Receivables, net	18	15
Inventories, net	39	51
Property, plant and equipment, net	42	32
Intangible assets, net	37	38
Other assets	2	4
Assets of business held for sale	$139	$141
LIABILITIES
Accounts payable, trade	$9	$9
Current portion of long-term debt	-	1
Other current liabilities	17	12
Long-term debt, net of current portion	3	2
Other long-term liabilities	4	5
Liabilities of business held for sale	$33	$29

A dedicated entity of the Prosper Business had intercompany liabilities with Kodak of approximately $8 million as of September 30, 2016 that are part of the proposed transaction but are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.  There were no intercompany amounts that are part of the proposed transaction as of December 31, 2015.

In addition to the assets and liabilities reported for the Prosper Business, Current assets held for sale and Current liabilities held for sale as of September 30, 2016 in the Consolidated Statement of Financial Position included $4 million and $2 million, respectively, from assets and liabilities under contract for sale not associated with the Prosper Business.  Current assets held for sale as of December 31, 2015 also included $2 million from assets under contract for sale not associated with the Prosper Business.

The following table presents selected cash flow statement information associated with the Prosper Business:

	Nine Months Ended
(in millions)	September 30,
	2016	2015
Depreciation	2	5
Amortization	1	3
Capital expenditures	4	2

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at September 30, 2016 and December 31, 2015 was approximately $347 million and $384 million, respectively.  The majority of the contracts of this type held by Kodak are denominated in euros, Chinese renminbi and British pounds.

[21]

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) gain from derivatives not designated as hedging instruments	$(2)	$(6)	$(3)	$15

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015.

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

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Neither the fair value of marketable securities nor the gross fair value of the foreign currency forward contracts was material as of September 30, 2016 and December 31, 2015.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2016.

The fair value of long-term borrowings is measured on a nonrecurring basis.  Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $652 million and $592 million at September 30, 2016 and December 31, 2015, respectively.

The carrying values of cash and cash equivalents, restricted cash, and short-term borrowings and current portion of long-term debt approximate their fair values.

NOTE 20: SUBSEQUENT EVENTS

On November 7, 2016, the Company, Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”) entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) relating to the sale and issuance to the Purchasers of 2,000,000 shares of the Company’s 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for a purchase price of $100 per share, representing $200 million of gross proceeds to the Company.  The Company expects the closing to occur in November 2016.

The Company intends to file with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Designations”) which will establish the designation, number of shares, rights, preferences and limitations of the Series A Preferred Stock and will become effective upon filing.  The Series A Preferred Stock will rank senior to the Company’s common stock (“Common Stock”) with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series A Preferred Stock will have a liquidation preference of $100 per share, and the holders of Series A Preferred Stock will be entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Holders of Series A Preferred Stock will be entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as-converted basis, except where a separate class vote is required by law.  Holders of Series A Preferred Stock will have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Each share of Series A Preferred Stock will be convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion rate of 5.7471 (equivalent to an initial conversion price of $17.40 per share of Common Stock). The initial conversion rate and the corresponding conversion price will be subject to customary anti-dilution adjustments as well as a conversion rate adjustment if the Company is obligated to make a cash payment under the settlement agreement relating to the remediation of historical environmental conditions at Eastman Business Park (the “Settlement Agreement”) or establishes a reserve for such an obligation.  The Company has no obligation to make a payment under the Settlement Agreement unless the liabilities associated with the remediation covered by the Settlement Agreement exceed $99 million, in

[22]

which case the Company will be liable for 50% of the portion above $99 million.  The Company currently has no liability recorded for any obligation under the Settlement Agreement.

The Company will have the right to convert Series A Preferred Stock into Common Stock at any time after the second anniversary of the initial issuance, if the closing price of the Common Stock has equaled or exceeded 125 percent of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days, with the last trading day of such 60 day period ending on the trading day immediately preceding the business day on which the Company issues a press release announcing the mandatory conversion.  Each holder will have the right to convert any shares of Series A Preferred Stock during a specified period in connection with a fundamental change, in which case the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a payment in respect of accumulated dividends.  In addition, the Company will have the right to require holders to convert any shares of Series A Preferred Stock in connection with certain reorganization events, in which case the conversion rate will be adjusted under certain circumstances and the holders will also be entitled to a payment in respect of accumulated dividends.  If any shares of Series A Preferred Stock have not been converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock, the Company will be required to redeem such shares at par plus the amount of accrued and unpaid dividends.

The right of the holders of Series A Preferred Stock to convert their shares into Common Stock will be limited to Common Stock representing 19.99% of the outstanding Common Stock on the original issue date of the Series A Preferred Stock until shareholder approval of certain aspects of the Series A Preferred Stock and the transaction has become effective.

Pursuant to the Purchase Agreement, the Purchasers will have the right to nominate members to the Company’s board of directors proportional to the Purchasers’ share ownership on an as converted basis, which will initially allow the Purchasers to nominate two members to the board.  If dividends on any Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of Series A Preferred Stock, voting with holders of all other preferred stock of the Company whose voting rights are then exercisable, will be entitled to vote for the election of two additional directors in the next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside.

In conjunction with entering into the Purchase Agreement, the Company entered into an amendment to the Amended Credit Agreement that will permit the prepayment of the outstanding term loans under the Senior Secured Second Lien Term Credit Agreement and the payment of cash dividends on the Series A Preferred Stock.

[23]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in Kodak’s Annual Report on Form 10–K for the year ended December 31, 2015, as amended, under the headings “Risk Factors” and “Legal Proceedings,” in Exhibits 99.1 and 99.3 to Kodak’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2016 under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in Kodak’s quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, and in other filings Kodak makes with the SEC from time to time, as well as the following:

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
•

continued sufficient availability of borrowings and letters of credit under the Amended Credit Agreement, Kodak’s ability to obtain additional financing if and as needed and Kodak’s ability to provide or facilitate financing for its customers, including as a result of any failure of the conditions to closing for Kodak’s sale of Series A Preferred Stock to investment funds managed by Southeastern Asset Management, Inc. to be satisfied or such transaction not being consummated even if such conditions are satisfied;

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

[24]

Revenue declined $45 million (10.6%) and $131 million (10.3%) compared to the prior year quarter and first nine months, respectively.  Operating cost reductions more than offset the resulting impact of the revenue decline on earnings.

Kodak’s strategy is to:

•	Use Kodak’s divisional structure to drive accountability, transparency and speed of decision making;
•	Focus product investment in growth engines - Sonora, Packaging, Micro 3D Printing and Software and Services;
•	Maintain stable market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While digital plate offerings are experiencing volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market.  Print Systems’ revenues declined $28 million (10%) and $76 million (9%) compared with the prior year quarter and first nine months, respectively, driven by competitive pricing pressures and lower volumes.

•

In Micro 3D Printing and Packaging, the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business.  Kodak expects that growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions.  Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes businesses that leverage existing technologies and intellectual property in new applications.   Software and Solutions’ revenue declined $10 million (33%) and $22 million (26%) compared with the prior year quarter and first nine months, respectively, primarily due to reductions in government contracts within Kodak Technology Solutions.

•

The Consumer and Film segment’s revenues are expected to continue to decline.  Consumer and Film’s revenue declined $10 million (16%) and $31 million (15%) compared with the prior year quarter and first nine months, respectively.

•	In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline.
•

Selling, general and administrative expenses (“SG&A”) and research and development (“R&D”) expenses declined a combined $9 million (14%) and $35 million (18%) from the third quarter and first nine months of 2015 to the third quarter and first nine months of 2016, respectively, as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations and renegotiations of vendor contracts and the focusing of R&D spending on materials science.  Lower interest cost on pension plans also impacted operating costs.

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

[25]

Prepress Solutions capitalizes on a contract-based, stable and recurring cash flow-generative business model. The average duration of customer contracts is two years. These contracts offer stability and generate recurring revenue. The core of the business is the manufacturing of aluminum digital printing plates of varying sizes. These plates can be as small as 23cm x 27cm and as large as 126cm x 287cm.  Unexposed plates are sold to commercial printing companies for use in the offset printing process. Kodak also manufactures equipment, known as Computer to Plate (“CTP”) equipment, which images the plates with a laser. The plates are used in the offset printing process, which transfers ink from the plate onto a rubber blanket and then onto the substrate to be printed. Due to the nature of the imaging and printing process, a new plate must be used for each printing run. As a result, there is a recurring revenue stream from the sale of these plates.

The Print Systems products and services are sold globally to customers through both a direct sales team as well as indirectly through dealers.

•	Prepress Solutions:
•

Digital offset plates include KODAK SONORA Process Free Plates. KODAK SONORA Process Free Plates are prepared directly with a CTP thermal output device and do not require subsequent processing chemistry, processing equipment or chemical disposal. As a result, the plates deliver cost savings and efficiency for customers and promote environmental sustainability practices.

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

Micro 3D Printing and Packaging

The Micro 3D Printing and Packaging segment includes flexographic printing equipment and plates and related consumables and services, as well as printed functional materials and components.  Micro 3D Printing is a new line of business that seeks to provide innovative printing techniques to customers for both premium marketing applications and manufacturing applications.  Because Micro 3D Printing is a new line of business, the Micro 3D Printing and Packaging segment currently requires additional investment which lowers its contribution to earnings.  Micro 3D Printing and Packaging products are sold directly by Kodak and indirectly through dealers.

•	Micro 3D Printing
•

Micro 3D Printing products offer many advantages over traditionally manufactured products, including lower cost points and avoidance of environmental impacts associated with mining of rare earth metals.  Kodak has achieved an initial launch into the large format market in 2016, and is making technical advancements to broaden addressable markets in 2017.

•	Packaging
•

The Packaging business consists of flexographic printing equipment and related consumables and services, which enable graphic customization of a wide variety of packaging materials.  The FLEXCEL NX system provides imaging devices to deliver high productivity and consistency, as well as a full tonal range for flexographic printing.

Software and Solutions

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions.  Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes businesses that leverage existing Kodak technologies and intellectual property in new applications.

Unified Workflow Solutions offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak systems and third-party offerings. Kodak believes

[26]

it is a leader in production workflow solutions for the commercial print and packaging industries with over 13,000 systems installed in some of the largest printing and packaging establishments around the world.  Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process.

Kodak Technology Solutions assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides print and managed media services that assist customers with solutions for their printing requirements and document management services, including expertise in the capture, archiving, retrieval and delivery of documents. Kodak Technology Solutions serves enterprise customers primarily in the government and financial services sectors.

Consumer and Film

The Consumer and Film segment is comprised of three lines of business:  Motion Picture, Industrial Films and Chemicals; Consumer Inkjet Solutions; and Consumer Products.

•	Motion Picture, Industrial Films and Chemicals:
•	Includes the motion picture film business serving the entertainment and advertising industries. Motion picture products are sold directly to studios, laboratories and independent filmmakers.
•	Offers industrial films, including films used by the electronics industry to produce printed circuit boards.
•	Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals, Inks and Dispersions.
•	Consumer Inkjet Solutions:
•	Involves the sale of ink to an existing installed base of consumer inkjet printers
•	Consumer Products:
•

Includes licensing of Kodak brands to third parties and consumer products.  Kodak currently licenses its brand for use with a range of consumer products including batteries, cameras and camera accessories and recordable media.  Kodak intends to continue efforts to grow its portfolio of consumer product licenses in order to generate both ongoing royalty streams and upfront payments.

Enterprise Inkjet Systems

The Enterprise Inkjet Systems segment contains a base of customers which use KODAK VERSAMARK printing systems, comprising inkjet printing heads, inks, head refurbishment services as well as on-site maintenance service from Kodak.

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

Eastman Business Park

The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex in Rochester, New York and the leasing activities related to that space. A large portion of this facility is used in Kodak’s own manufacturing and other operations, while the remaining portion is occupied by external tenants or available for rent to external tenants.

[27]

Segment Revenues

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Print Systems	$250	$278	$739	$815
Micro 3D Printing and Packaging	34	32	98	96
Software and Solutions	20	30	63	85
Consumer and Film	54	64	171	202
Enterprise Inkjet Systems	18	18	57	62
Intellectual Property Solutions	-	-	-	-
Eastman Business Park	4	3	11	10
Consolidated total	$380	$425	$1,139	$1,270

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Print Systems	$27	$29	$67	$62
Micro 3D Printing and Packaging	4	6	7	10
Software and Solutions	1	2	1	5
Consumer and Film	1	12	18	38
Enterprise Inkjet Systems	4	2	14	14
Intellectual Property Solutions	(3)	(4)	(11)	(18)
Eastman Business Park	1	-	2	1
All Other (1)	(3)	1	2	5
Corporate components of pension and OPEB income (2)	40	34	121	100
Depreciation and amortization	(25)	(33)	(79)	(105)
Restructuring costs and other	(1)	(6)	(13)	(28)
Overhead supporting, but not directly absorbed by discontinued operations (3)	(4)	(5)	(12)	(16)
Stock based compensation	(3)	(5)	(6)	(16)
Consulting and other costs (4)	(1)	(5)	(4)	(12)
Idle costs (5)	-	-	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (6)	(1)	-	(2)	-
Other operating income (expense), net excluding gain related to Unipixel termination (7)	6	(1)	(2)	(3)
Interest expense (8)	(16)	(16)	(48)	(46)
Other charges, net (8)	(1)	(3)	(3)	(15)
Reorganization items, net (8)	-	-	-	(5)
Consolidated income (loss) from continuing operations before income taxes	$26	$8	$50	$(31)

(1)	RED utilities variable interest entity (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
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

(4)	Consulting and other costs are professional services and other costs associated with certain corporate strategic initiatives.

[28]

(5)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(6)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.
(7)

In the third quarter of 2015, a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel.  The gain was reported in Other operating income (expense), net in the Consolidated Statement of Operations.  Other operating income (expense), net is typically excluded from the segment measure.  However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings for the third quarter of 2015.

(8)	As reported in the Consolidated Statement of Operations.

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

[29]

2016 COMPARED WITH 2015

THIRD QUARTER AND YEAR TO DATE

RESULTS OF OPERATIONS

(in millions)	Three Months Ended September 30,					Nine Months Ended September 30,
	2016	% of Sales	2015	% of Sales	$ Change	2016	% of Sales	2015	% of Sales	$ Change
Revenues	$380		$425		$(45)	$1,139		$1,270		$(131)
Cost of revenues	288		331		(43)	861		1,009		(148)
Gross profit	92	24%	94	22%	(2)	278	24%	261	21%	17
Selling, general and administrative expenses	43	11%	52	12%	(9)	133	12%	162	13%	(29)
Research and development costs	11	3%	11	3%	0	30	3%	36	3%	(6)
Restructuring costs and other	1	0%	6	1%	(5)	12	1%	28	2%	(16)
Other operating (income) expense, net	(6)		(2)		(4)	2		-		2
Income from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	43	11%	27	6%	16	101	9%	35	3%	66
Interest expense	16	4%	16	4%	0	48	4%	46	4%	2
Other charges, net	1	0%	3	1%	(2)	3	0%	15	1%	(12)
Reorganization items, net	-		-		-	-		5		(5)
Income (loss) from continuing operations before income taxes	26	7%	8	2%	18	50	4%	(31)	-2%	81
Provision for income taxes	4	1%	14	3%	(10)	16	1%	27	2%	(11)
Income (loss) from continuing operations	22	6%	(6)	-1%	28	34	3%	(58)	-5%	92
Loss from discontinued operations, net of income taxes	(10)	-3%	(15)	-4%	5	(29)	-3%	(40)	-3%	11
Net income (loss)	12	3%	(21)	-5%	33	5	0%	(98)	-8%	103
Less: Net (loss) earnings attributable to noncontrolling interests	(4)		1		(5)	-		6		(6)
NET INCOME (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$16	4%	$(22)	-5%	$38	$5	0%	$(104)	-8%	$109

Revenues

Current Quarter

For the three months ended September 30, 2016, revenues decreased approximately $45 million compared with the same period in 2015.  The decline was primarily driven by volume and pricing declines within Print Systems ($30 million).  Also contributing to the decrease were volume declines in Software and Solutions ($10 million) and Consumer and Film ($7 million).  See segment discussions for additional details.

Year to Date

For the nine months ended September 30, 2016, revenues decreased approximately $131 million compared with the same period in 2015.  The decline was primarily driven by volume and pricing declines within Print Systems ($76 million).  Also contributing to the decrease were volume declines in Consumer and Film ($33 million) and Software and Solutions ($21 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2016 decreased by approximately $2 million compared with the same period in 2015 as pricing declines within Print Systems ($11 million), and lower volume and unfavorable pricing and product mix within Consumer and Film ($9 million), were offset by cost improvements in Print Systems ($12 million) and lower depreciation expense ($5 million) driven by Consumer and Film ($4 million).  See segment discussions for additional details.

Year to Date

The increase in gross profit for the nine months ended September 30, 2016 of approximately $17 million reflected cost improvements within Print Systems ($41 million, excluding the impact of lower depreciation), lower depreciation expense ($19 million) driven by Consumer and Film ($13

[30]

million), favorable impacts from pension income ($10 million), and lower accelerated depreciation from restructuring ($5 million). Partially offsetting these improvements were pricing declines within Print Systems ($36 million), lower volume within Consumer and Film ($13 million), and unfavorable foreign currency ($9 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $9 million and $29 million for the three and nine months ended September 30, 2016, respectively, as compared with the prior year period primarily due to cost reduction actions and favorable impacts from pension income ($3 million and $10 million, respectively).

Included in the nine months ended September 30, 2016 was $4 million related to participation in drupa 2016, a print industry trade show which occurs every four years.

Research and Development Costs

Consolidated R&D expenses decreased $6 million for nine months ended September 30, 2016, as compared with the prior year period as Kodak focused investment in material science projects and eliminated programs that no longer aligned with this strategy.  For the three months ended September 30, 2016, R&D costs were unchanged as the impact described above was offset by increased investment of $3 million in the Super 8 movie camera.

PRINT SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$250	$278	$(28)	$739	$815	$(76)

Operational EBITDA	$27	$29	$(2)	$67	$62	$5
Operational EBITDA as a % of revenues	11%	10%		9%	8%

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended September 30, 2016 of approximately $28 million primarily reflected lower pricing in Prepress Solutions ($11 million) as a result of competitive pressures in the industry and lower volumes in Prepress Solutions ($10 million) driven by declines in consumables and fewer equipment placements. Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($8 million) due to fewer equipment placements and declines in consumables and service.

Year to Date

The decrease in Print Systems revenues for the nine months ended September 30, 2016 of approximately $76 million primarily reflected lower pricing in Prepress consumables ($33 million) as a result of competitive pressures in the industry, and lower volumes in Prepress Solutions ($20 million) driven by declines in consumables and fewer equipment placements. Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($19 million) due to fewer equipment placements and declines in consumables and service.

Operational EBITDA

Current Quarter

The decrease in Print Systems Operational EBITDA for the three months ended September 30, 2016 of approximately $2 million reflected pricing declines in Prepress Solutions ($11 million) and lower volume in Prepress Solutions ($2 million).  Partially offsetting these declines were manufacturing costs improvements in Prepress consumables due to lower aluminum costs ($5 million) and improved manufacturing efficiency ($7 million), including the impact from the Leeds, England plant closure at the end of August 2015.

Year to Date

The increase in Print Systems Operational EBITDA for the nine months ended September 30, 2016 of approximately $5 million reflected lower SG&A costs ($5 million). Gross profit was relatively flat as manufacturing costs improvements in Prepress consumables due to lower aluminum costs ($23 million) and improved manufacturing efficiency ($15 million), driven by the closure of the Leeds, England plant at the end of August 2015, were offset by pricing declines in Prepress consumables ($32 million) as a result of competitive pricing pressures in the industry, and other individually less significant impacts.

[31]

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$34	$32	$2	$98	$96	$2

Operational EBITDA	$4	$6	$(2)	$7	$10	$(3)
Operational EBITDA as a % of revenues	12%	19%		7%	10%

Revenues

Current Quarter

The increase in Micro 3D Printing and Packaging revenues for the three months ended September 30, 2016 of approximately $2 million primarily reflected higher Packaging equipment placements ($3 million) as well as volume improvements in Packaging consumables ($2 million) due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables. Partially offsetting these improvements were unfavorable Packaging equipment product mix ($1 million), declining revenues from legacy products ($1 million), and unfavorable currency impacts ($1 million).

Year to Date

The increase in Micro 3D Printing and Packaging revenues for the nine months ended September 30, 2016 of approximately $2 million primarily reflected volume improvements in Packaging consumables ($7 million), due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables, and higher Packaging unit placements ($2 million). Partially offsetting these improvements were declining revenues from legacy products ($2 million), unfavorable Packaging equipment product mix ($2 million) and unfavorable foreign currency impacts ($3 million).

Operational EBITDA

Current Quarter

Micro 3D Printing and Packaging Operational EBITDA decreased for the three months ended September 30, 2016 by approximately $2 million as the prior year included a gain related to assets that were acquired for no monetary consideration as part of the termination of the relationship with Unipixel ($3 million). Improved Packaging gross profit driven by increased sales of Flexcel NX consumables ($1 million) and cost improvements in Micro 3D Printing ($1 million) were offset by unfavorable currency impacts ($2 million).

Year to Date

Micro 3D Printing and Packaging Operational EBITDA for the nine months ended September 30, 2016 decreased by approximately $3 million as the prior year included a gain related to assets that were acquired for no monetary consideration as part of the termination of the relationship with Unipixel ($3 million).  Improved Packaging gross profit driven by increased sales of Flexcel NX consumables ($4 million) and cost improvements in Micro 3D Printing ($1 million) were offset by unfavorable currency impacts ($6 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$20	$30	$(10)	$63	$85	$(22)

Operational EBITDA	$1	$2	$(1)	$1	$5	$(4)
Operational EBITDA as a % of revenues	5%	7%		2%	6%

Revenues

Current Quarter

The decrease in Software and Solutions revenues for the three months ended September 30, 2016 of approximately $10 million primarily reflected volume declines in Kodak Technology Solutions due to lower revenues from government contracts ($8 million).

Year to Date

The decrease in Software and Solutions revenues for the nine months ended September 30, 2016 of approximately $22 million primarily reflected volume declines in Kodak Technology Solutions due to lower revenues from government contracts ($17 million).

[32]

Operational EBITDA

Current Quarter

The decrease in Software and Solutions Operational EBITDA for the three months ended September 30, 2016 of approximately $1 million primarily reflected the volume declines described above ($3 million) partially offset by cost reductions in SG&A ($1 million) and R&D ($1 million) driven by the divestures of the Design2Launch and brand protection businesses in the second quarter of the current year.

Year to Date

The decrease in Software and Solutions Operational EBITDA for the nine months ended September 30, 2016 of approximately $4 million primarily reflected the volume declines described above ($5 million) partially offset by cost reductions in SG&A ($1 million) and R&D ($1 million) driven by the divestures of the Design2Launch and brand protection businesses in the second quarter of the current year.

CONSUMER AND FILM SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$54	$64	$(10)	$171	$202	$(31)

Operational EBITDA	$1	$12	$(11)	$18	$38	$(20)
Operational EBITDA as a % of revenues	2%	19%		11%	19%

Revenues

Current Quarter

The decrease in Consumer and Film revenues for the three months ended September 30, 2016 of approximately $10 million reflected volume declines in Consumer Inkjet Systems ($8 million) driven by lower sales of ink to the existing installed base of printers.

Year to Date

The decrease in Consumer and Film revenues for the nine months ended September 30, 2016 of approximately $31 million reflected volume declines in Consumer Inkjet Systems ($24 million) driven by lower sales of ink to the existing installed base of printers, and lower volume in Motion Picture, Industrial Films and Chemicals ($9 million) due to declining demand for film products.

Operational EBITDA

Current Quarter

The decrease in Consumer and Film Operational EBITDA for the three months ended September 30, 2016 of approximately $11 million was driven by the impact from lower sales of ink as mentioned above ($6 million), unfavorable pricing and product mix in Motion Picture, Industrial Films and Chemicals ($3 million), and higher R&D costs ($3 million) due to increased investment in the Super 8 movie camera.

Year to Date

The decrease in Consumer and Film Operational EBITDA for the nine months ended September 30, 2016 of approximately $20 million was driven by the impact from lower sales of ink as mentioned above ($19 million), and unfavorable cost impacts in Motion Picture, Industrial Films and Chemicals ($5 million) primarily due to lower production volumes.  Also contributing were higher R&D costs ($3 million) due to increased investment in the Super 8 movie camera, and SG&A spending ($2 million) on Brand Licensing growth initiatives. Partially offsetting these items were favorable gross profit impacts from a significant industrial films order ($4 million), the fulfillment of motion picture film volume commitments ($3 million), and lower costs in Consumer Inkjet ($2 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues	$18	$18	$-	$57	$62	$(5)

Operational EBITDA	$4	$2	$2	$14	$14	$-
Operational EBITDA as a % of revenues	22%	11%		25%	23%

[33]

Enterprise Inkjet Systems segment is comprised of KODAK VERSAMARK products and services which are expected to gradually decline due to declines in the installed base of systems and components.  Costs are being managed to maximize Operational EBITDA during the decline.

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT

Intellectual Property Solutions Operational EBITDA for the three months and the nine months ended September 30, 2016 improved approximately $1 million and $7 million, respectively, due to lower R&D costs as the company focused investment in materials science projects and eliminated programs that no longer aligned with this strategy.  R&D not directly related to other segments is included in the Intellectual Property Solutions segment.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $1 million and $14 million of charges for the three and nine months ended September 30, 2016, respectively, of which $1 million and $12 million, respectively, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.  In addition, for the nine months ended September 30, 2016, $1 million was reported as discontinued operations and $1 million was reported as Cost of revenues.

Kodak made cash payments related to restructuring of approximately $4 million and $14 million during the quarter and nine months ended September 30, 2016, respectively.

The restructuring actions implemented in the first nine months of 2016 are expected to generate future annual cash savings of approximately $15 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $6 million, $8 million, and $1 million, respectively. Kodak began realizing a portion of these savings in the first nine months, and expects the majority of the annual savings to be in effect by the end of 2016 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(in millions)	2016	2015
Cash and cash equivalents	$489	$546

Cash Flow Activity

	Nine Months Ended
(in millions)	September 30,
	2016	2015	Change
Cash flows from operating activities:
Net cash used in operating activities	$(32)	$(143)	$111
Cash flows from investing activities:
Net cash used in investing activities	(7)	(29)	22
Cash flows from financing activities:
Net cash used in financing activities	(20)	(5)	(15)
Effect of exchange rate changes on cash	2	(14)	16
Net decrease in cash and cash equivalents (1)	$(57)	$(191)	$134

[34]

(1)

The beginning cash and cash equivalents balance for the nine-month period ended September 30, 2016 in the cash flow activity above included $546 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.  The ending cash and cash equivalents balance for the nine-month period ended September 30, 2016 in the cash flow activity above included $489 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.

Operating Activities

Net cash used in operating activities improved $111 million for the nine months ended September 30, 2016 as compared with the corresponding period in 2015 primarily due to improved earnings, which includes the $10 million in net litigation proceeds from DuPont, and more cash provided by changes in working capital in the current year period.

Investing Activities

Net cash used in investing activities decreased $22 million for the nine months ended September 30, 2016 as compared with the corresponding period in 2015 primarily due to the release of restricted cash in the current year as compared to the funding of restricted cash in the prior year to support the Company’s borrowing base and increased proceeds from the sales of businesses/assets in the current year.

Financing Activities

Net cash used in financing activities increased $15 million in the nine months ended September 30, 2016 as compared with the corresponding period in 2015 primarily due to repayments of emergence credit facilities.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $28 million of net availability as of September 30, 2016. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2016 and December 31, 2015, approximately $259 million and $302 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $230 million and $244 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $123 million of cash and cash equivalents was held as of September 30, 2016, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement (collectively the “Term Credit Agreements” and together with the Amended Credit Agreement, the “Credit Agreements”), and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

As of September 30, 2016 and December 31, 2015, Kodak had funded $23 million and $30 million, respectively, to the Eligible Cash account held with the Amended Credit Agreement Administrative Agent which is classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.  Under the Amended Credit Agreement, if Excess Availability falls below 12.5% of lender commitments (currently $18.75 million), Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  Since Excess Availability was greater than 12.5% of lenders commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of September 30, 2016, Kodak is in compliance with all covenants under the Amended Credit Agreement and had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0 EBITDA, as defined in the Amended Credit agreement, exceeded Fixed Charges by approximately $22 million.

Under the terms of the Term Credit Agreements, Kodak is required to maintain a Secured Leverage Ratio not to exceed specified levels.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreements.  The maximum Secured Leverage Ratio permitted under the Senior Secured First Lien Term Credit Agreement (which is more restrictive than the corresponding ratio permitted under the Senior Secured Second Lien Term Credit Agreement) is 2.75 to 1.  As of September 30, 2016, Kodak’s EBITDA, as calculated under the Term Credit Agreements, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $30 million.

The combination of Kodak’s ongoing investment in growth businesses and volatility of global economic conditions and foreign currency exchange rates could make it difficult for Kodak to satisfy the Secured Leverage Ratio on an on-going basis.  Kodak intends to conduct its operations in a manner that will result in continued compliance with the Secured Leverage Ratio covenants; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  The Company intends to use the proceeds from the issuance of the Series A Preferred Stock, together with cash on hand, to prepay the $262 million of second lien term loans outstanding under the Senior Secured Second Lien Term Credit Agreement.  Prepayment of the

[35]

loans outstanding under the Senior Secured Second Lien Term Credit Agreement would reduce outstanding secured debt and thereby improve the Secured Leverage Ratio.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Credit Agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreements to be immediately due and payable.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $13 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2016.  For the balance of 2016, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $5 million.

Cash flow from investing activities included $26 million of capital expenditures for nine months ended September 30, 2016.  Of the capital expenditures in the first nine months of the year, $11 million occurred in RED, the utilities VIE.  Kodak expects approximately $60 to $65 million of total capital expenditures for 2016, with approximately $30 million of the expected capital expenditures occurring in RED.  The capital expenditures in RED are primarily associated with RED’s project to replace and convert its coal-fired boilers by installing new steam generating equipment to achieve compliance with EPA air emissions regulations (the “MACT Upgrade”).  Costs to complete the MACT Upgrade are estimated to exceed $90 million, including the cost of a new natural gas pipeline.  The MACT Upgrade is expected to be completed in the fourth quarter of 2017.  RED’s cash balance as of September 30, 2016 was $5 million. RED expects to fund the MACT Upgrade project primarily through capital contributions from its parent, which is unaffiliated with Kodak.  Kodak may be required to deconsolidate the variable interest entity as RED receives capital contributions from its parent.  See the Basis of Presentation section of “Note 1: Basis of Presentation and Recent Accounting Pronouncements” to the consolidated financial statements for more information regarding consolidation of RED.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs for the next year and to provide the flexibility to respond to further changes in the business environment.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at September 30, 2016 and December 31, 2015, the fair value of open forward contracts would have decreased $19 million and $16 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and Amended Credit Agreement are in variable-rate instruments with an interest rate floor. At September 30, 2016 and December 31, 2015, the one-month LIBOR rate was approximately 0.53% and 0.43%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2016 was not significant to Kodak.

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

[36]

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

[37]

Part II. Other Information

Item 1. Legal Proceedings

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Employee Stock Ownership Plan (‘ESOP’) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits were consolidated into a single action brought under the Employee Retirement Income Security Act, styled as In re Eastman Kodak ERISA Litigation (the “Action”). The allegations concerned the decline in the Company’s stock price and its alleged impact on the ESOP and SIP. Defendants and plaintiffs, individually and as class representatives, entered into a settlement agreement in April of 2016. On October 4, 2016, the court entered an Order and Final Judgment certifying the Action as a binding non-opt-out class action, approving and confirming the settlement agreement and dismissing the Action with prejudice. The Company was not a party to the Action and is not obligated to make any payments under the settlement agreement.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2016, Kodak maintained accruals of approximately $13.5 million for claims aggregating approximately $210 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2015 Form 10-K.  The Risk Factors remain applicable from the 2015 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2016

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2016

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
August 1 through 31	4,302	16.43	n/a	n/a
September 1 through 30	44,938	15.58	n/a	n/a
Total	49,240

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan in order to satisfy minimum statutory tax withholding requirements.

[38]

Items 3 and 4.

Not applicable.

Item 5. Other Information

Shareholder Approval of Series A Preferred Stock

In connection with the contemplated issuance of the Series A Preferred Stock as described in Note 20, “Subsequent Events” to the financial statements included in this Form 10-Q, Kodak has obtained written consents from the holders of 21,681,459 shares of Common Stock, which represent approximately 51% of the outstanding Common Stock on November 7, 2016 (the record date fixed by a committee of Kodak’s board of directors for purposes of the written consent), pursuant to which such consenting holders:

•

ratified, adopted, approved and confirmed the conversion feature of the Series A Preferred Stock and the issuance of all additional shares of Common Stock that are issuable pursuant to the terms of the Series A Preferred Stock in excess of 19.99% of the voting power of Kodak or number of shares of Common Stock outstanding before the issuance of the Series A Preferred Stock;

•

authorized, empowered and directed Kodak to take all such actions, to cause to be prepared and filed all such documents, to make all expenditures and to execute all instruments deemed by the officers of Kodak to be necessary or desirable in carrying out and effectuating the issuance of the Series A Preferred Stock and the transactions contemplated thereby; and

•

authorized Kodak’s board of directors, without additional approval of the shareholders of Kodak, to increase the amount of authorized shares of Common Stock to such number as will be not more than sufficient, when added to the previously authorized but unissued shares of Common Stock, to satisfy the conversion privileges of the Series A Preferred Stock.

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

[39]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date: November 9, 2016	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[40]

Eastman Kodak Company

Index to Exhibits

(10.1)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

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

[41]