Form 10-K
period 2016-12-31
EASTMAN KODAK CO
filed 2017-03-07
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2016 or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to_____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2016 was approximately $171 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of March 1, 2017 was 42,430,666 shares of common stock.

Eastman Kodak Company

Form 10-K

December 31, 2016

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

REPORTABLE SEGMENTS

Kodak has seven reportable segments:  Print Systems, Micro 3D Printing and Packaging, Software and Solutions, Consumer and Film, Enterprise Inkjet Systems, Intellectual Property Solutions and Eastman Business Park.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other which primarily represents the RED utilities variable interest entity until deconsolidation in December 2016 (refer to Note 1, “Summary of Significant Accounting Policies”).

Information on Kodak's revenues and long-lived assets by geographic area as well as revenues and earnings by reportable segment for each of the past three years are shown in Note 24, “Segment Information,” in the Notes to Financial Statements.

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

•	Net sales for Prepress Solutions accounted for 56%, 54% and 51% of total net revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

•	Electrophotographic Printing Solutions:
•	NEXPRESS printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.
•	DIGIMASTER printers use monochrome electrophotographic printing technology for transactional printing, short-run books, corporate documentation, manuals and direct mail.
•	Net sales for Electrophotographic Printing Solutions accounted for 10%, 11% and 10% of total net revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

The Print Systems segment also provides service and support related to these products.

Micro 3D Printing and Packaging

The Micro 3D Printing and Packaging segment includes flexographic printing equipment and plates and related consumables and services, as well as printed functional materials and components.  Micro 3D Printing seeks to provide innovative printing techniques to customers for both premium marketing applications and manufacturing applications.  Because Micro 3D Printing products are in the process of being commercialized, a higher degree of investment is required.  Micro 3D Printing and Packaging products are sold directly by Kodak and indirectly through dealers.

•	Micro 3D Printing
•

The Micro 3D Printing products have the potential to offer many advantages over traditionally manufactured products, including lower cost points and avoidance of environmental impacts associated with the mining of a rare metal.  Kodak achieved an initial launch into the large format market in 2016, and is making technical advancements to broaden addressable markets in 2017.  The touch panel sensor industry is served by many technologies with overlapping applications being fulfilled by multiple suppliers, both global and local.

•	Packaging

•

The Flexographic Packaging business consists of flexographic printing equipment and related consumables and services, which enable graphic customization of a wide variety of packaging materials.  The FLEXCEL NX system provides imaging devices to deliver high productivity and consistency, as well as a full tonal range for flexographic printing. The industry is highly competitive.  The most significant competitors are Esko-Graphics BVBA and Dainippon Screen Mfg. Co., Ltd. for imaging equipment and Asahi Kasei Corporation, E.I. du Pont de Nemours and Company, Flint Group S.A., Fuji, MacDermid Incorporated, Toray Industries, Inc. and Toyobo Co., Ltd. for consumables. Competition is based on quality, technology, performance, price, reliability, brand, reputation, range of products and services, and service and support.

Software and Solutions

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions, which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes growing product lines that leverage existing Kodak technologies and intellectual property in new applications.  The contributions these business initiatives make to earnings is expected to grow with a modest amount of additional investment.  Software and Solutions products and services are sold directly by Kodak and indirectly through dealers.  Sales in Software and Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•	Unified Workflow Solutions

•

Unified Workflow Solutions offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak systems and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process.  Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world. The markets that Unified Workflow Solutions serves are highly competitive.  Key customer segments each face competitive market pressure in pricing and new product introduction.  Primary competitors include Heidelberg, Agfa, Fuji, and Esko.

•	Kodak Technology Solutions

•

Kodak Technology Solutions assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides print and managed media services that assist customers with solutions for their printing requirements and document management services, including expertise in the capture, archiving, retrieval and delivery of documents. Kodak Technology Solutions serves enterprise customers primarily in the government and financial services sectors.  Digitization and document management services are provided by a variety of players, both global and local, in a market that varies significantly in terms of quality and pricing of services provided.

Consumer and Film

The Consumer and Film segment is comprised of three lines of business:  Motion Picture, Industrial Films and Chemicals; Consumer Inkjet Solutions; and Consumer Products.  Consumer and Film products are distributed directly by Kodak and indirectly through dealers.  Two Industrial Films and Chemicals customers represent approximately 30 percent of total Consumer and Film segment revenues.

•	Motion Picture, Industrial Films and Chemicals:
•	Includes the motion picture film business serving the entertainment and advertising industries. Motion picture products are sold directly to studios, laboratories and independent filmmakers.
•	Offers industrial films, including films used by the electronics industry to produce printed circuit boards. Primary competitors are Fuji and Agfa.
•	The business also includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals, Inks and Dispersions.
•	Net sales for Motion Picture, Industrial Chemicals and Films accounted for 11%, of total net revenue for each of the years ended December 31, 2016, 2015 and 2014.
•	Consumer Inkjet Solutions:
•	Involves the sale of ink to an existing installed base of consumer inkjet printers.
•	Consumer Products:
•

Includes licensing of Kodak brands to third parties and consumer products such as the Super 8 camera.  Kodak currently licenses its brand for use with a range of consumer products including batteries, cameras and camera accessories and recordable media.  Kodak intends to continue efforts to grow its portfolio of consumer product licenses in order to generate both ongoing royalty streams and upfront payments.

Enterprise Inkjet Systems

The Enterprise Inkjet Systems segment contains a base of customers which use KODAK VERSAMARK printing systems, comprised of inkjet printing heads, inks, head refurbishment services as well as on-site maintenance service from Kodak.  Applications of the VERSAMARK printing systems include publishing, transactional, commercial print and direct mail.  Enterprise Inkjet Systems products are distributed directly by Kodak and indirectly through dealers.  The markets that the Enterprise Inkjet Systems segment serves are highly competitive in variable printing applications like direct mail, newspapers and books.  Key competitors are Canon, Ricoh, Domino and Screen.

Intellectual Property Solutions

The Intellectual Property Solutions segment contains the research laboratories and includes licensing as well as new business development activities related to Kodak’s patents and proprietary technology.  Through this segment Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories, located in the Eastman Business Park in Rochester, New York.  Additionally, Kodak continues to file significant numbers of new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses.  While revenues from these licensing activities tend to be unpredictable in nature, this segment still carries potential for material revenue generation.  The Intellectual Property Solutions segment also actively pursues additional revenues via new business development through commercialization partnerships and grants or external investment in commercialization of new technologies and products.

Eastman Business Park

The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200 acre technology center and industrial complex in Rochester, New York and the leasing activities related to that space. A large portion of this facility is used in Kodak’s own manufacturing and other operations, while the remaining portion is occupied by external tenants or available for rent to external tenants.  Three tenants represent over 60 percent of total Eastman Business Park segment revenues

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the PROSPER Enterprise Inkjet business and the Personalized Imaging and Document Imaging businesses (“PI/DI Business”).  Refer to Note 26, “Discontinued Operations” in the Notes to Financial Statements for additional information.

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

SEASONALITY OF BUSINESS

Equipment and plate unit sales generally are higher in the fourth quarter, resulting from customer or industry budgeting practices and buying patterns.

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

Total research and development expenses were $40 million in 2016, $44 million in 2015 and $64 million in 2014.

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

EMPLOYMENT

At the end of 2016, Kodak employed the full time equivalent of approximately 6,100 people globally, of whom approximately 2,700 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

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

Kodak operates in rapidly changing economic and technological environments which present numerous risks, many of which are driven by factors it cannot control or predict. Certain factors may have a material adverse effect on its business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes. The following discussion of “risk factors” identifies Kodak’s assessment of the most significant factors which may adversely affect its business, operations, financial position or future financial performance.  Additional risks and uncertainties Kodak is unaware of, or currently believes are not material, may also become important factors which could adversely affect its business, operations, financial position or future financial performance.

Risks Related to Kodak’s Business

The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate its business.

Kodak has significantly reduced its rate of negative operating cash flow over the past three years.  The Print Systems segment is its largest segment and has declining revenues and its segment earnings are also expected to decline.  Kodak’s “stable” and “growth” business segments may not grow or continue to generate the same or enough cash flow to offset businesses with declining cash flows.  Kodak may be unable to generate positive cash flow from operations in the future, which would have a material adverse effect on its liquidity and financial position.

Continued investment, capital needs, restructuring payments, dividends and servicing the Company’s debt require a significant amount of cash and it may not be able to generate cash necessary to fund these activities, which could adversely affect its business, operating results and financial condition.

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

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors   beyond our control. There are no assurances:

•	Kodak’s businesses will generate sufficient cash flow from operations;
•	Kodak will be able to generate expected levels of operational EBITDA;
•	Kodak will be able to repatriate or move cash to locations where and when it is needed;
•	the Company will meet all the conditions associated with making borrowings or issuing letters of credit under the ABL Credit Agreement;
•	Kodak will realize cost savings, earnings growth and operating improvements resulting from the execution of its business and restructuring plan;
•	Kodak will not have to expend cash defending lawsuits regardless of the merits of any claims raised; or
•	Future sources of funding will be available in amounts sufficient to enable funding of its liquidity needs.

If Kodak cannot fund its liquidity needs, it will have to take actions, such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in its ability to provide products and services, reduce its ability to raise additional capital and delay sustained profitability. There are no assurances any of these actions could, if necessary, be taken on commercially reasonable terms, or at all, or they would satisfy Kodak’s liquidity needs.  In addition, if it incurs additional debt, the risks associated with the Company’s substantial leverage, including the risk it will be unable to service its debt, generate cash flow sufficient to fund its liquidity needs, or maintain compliance with the covenants in the Credit Agreements, could intensify.

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

Kodak continues to rationalize its workforce and streamline operations to a leaner and more focused organization aligned with its business initiatives. There are no assurances such measures will prove to be successful or the cost savings or other results it achieves through these plans will be consistent with its expectations. As a result, its results of operations, financial position and liquidity could be negatively impacted. Additionally, if restructuring plans are not effectively managed, it may experience lost customer sales, product delays, additional costs and other unanticipated effects, causing harm to its business and customer relationships. The business plans are subject to a number of assumptions, projections, and analysis. If these assumptions prove to be incorrect, Kodak may be unsuccessful in executing its business plan or achieving the projected results, which could adversely impact its financial results and liquidity. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect Kodak’s business.

Kodak’s inability to effectively complete and manage strategic transactions could adversely impact its business performance, including its financial results.

As part of Kodak’s strategy, it may be engaged in discussions with third parties regarding possible divestitures, asset sales, spin-offs, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further its business objectives.  For example, Kodak is in talks with prospective buyers about offers to purchase its Prosper enterprise inkjet business.  In order to successfully pursue its strategic transaction strategy, it must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Transaction risk can be more pronounced for larger and more complicated transactions, or when multiple transactions are pursued simultaneously. If Kodak fails to identify and successfully complete transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on its revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect its financial results.

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

Kodak may seek to enter into transactions which may include acquiring or combining with other businesses. It may not be able to identify suitable acquisition or combination opportunities or finance and complete any particular acquisition or combination successfully. Furthermore, acquisitions and combinations involve a number of risks and challenges, including:

•	the ability to obtain required regulatory and other approvals;
•	the need to integrate acquired or combined operations with its business;
•	potential loss of key employees;
•	difficulty in evaluating operating costs, infrastructure requirements, environmental and other liabilities and other factors beyond its control;
•	potential lack of operating experience in new business or geographic areas;
•	an increase in its expenses and working capital requirements;
•	management’s attention may be temporarily diverted; and
•	the possibility it may be required to issue a substantial amount of additional equity or debt securities or assume additional debt in connection with any such transactions.

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

As a result of Kodak’s global operating and financing activities, it is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.  Exchange rates and interest rates in markets in which it does business tend to be volatile and, at times, its sales and profitability can be negatively impacted across all its segments depending upon the value of the U.S. dollar and other major currencies such as the euro, the Japanese yen, the British pound and the Chinese yuan. In addition, Kodak’s products contain aluminum, silver, petroleum based or other commodity based raw materials, the prices of which have been, and may continue to be, volatile. If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on its revenue and earnings.

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

As a result of these and other factors, products currently in development by Kodak (for example, Micro 3D printing, UltraStream technology, small particle technology and Ultra NX) may or may not be successfully commercialized in a timely manner, or at all. If any of its key products cannot be successfully or timely commercialized, its operating results could be adversely affected. Moreover, it cannot guarantee any investment made in developing products will be recouped, even if it is successful in commercializing those products, which could have a material adverse effect on its business, financial position and operating results.

If Kodak’s commercialization and manufacturing processes fail to prevent issues with product reliability, yield and quality, its product launch plans may be delayed, its financial results may be adversely impacted, and its reputation may be harmed.

In developing, commercializing and manufacturing Kodak’s products and services, it must adequately address reliability, and prevent yield and other quality issues, including defects in its engineering, design and manufacturing processes, as well as defects in third-party components included in its products. Because Kodak’s products are sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines. Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings. Although it has established internal procedures to minimize risks which may arise from product quality issues, there can be no assurance it will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Product reliability, yield and quality issues can impair its relationships with new or existing customers and adversely affect its brand image; product quality issues can result in recalls, warranty, or other service obligations and litigation, and its reputation as a producer of high quality products could suffer, which could adversely affect its business as well as its financial results.

If the reputation of Kodak or its brand erodes significantly, it could have a material impact on its financial results.

Kodak’s reputation, and the reputation of its brand, form the foundation of its relationships with key stakeholders and other constituencies, including customers, suppliers and consumers. The quality and safety of Kodak’s products are critical to its business.  Kodak’s products have worldwide recognition, and its financial success is directly dependent on the success of its product offering. The success of Kodak’s brand can suffer if its marketing plans or product initiatives do not have the desired impact on its brand’s image or its ability to attract customers. Its results could also be negatively impacted if its brand suffers substantial harm to its reputation due to significant product reliability and quality issues, and product-related litigation.  Additionally, negative or inaccurate postings or comments on social media or networking websites about Kodak or its brand could generate adverse publicity which could damage the reputation of its brand.  Kodak also devotes significant time and resources to programs consistent with its corporate values that are designed to protect and preserve its reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, Kodak’s reputation and financial results could be adversely impacted.

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

The competitive environment in which Kodak operates may require it to facilitate or provide financing to its customers. Customer financing arrangements may cover all or a portion of the purchase price for its products and services. It may also assist customers in obtaining financing from banks and other sources. Its success may be dependent, in part, upon its ability to provide customer financing on competitive terms and on its customers’ creditworthiness. Tightening of credit in the global financial markets can adversely affect the ability of Kodak’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for its products and services. If Kodak is unable to provide competitive financing solutions to its customers or if it extends credit to customers whose creditworthiness deteriorates, its revenues, profitability and financial position could be adversely impacted.

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

Kodak makes sizeable investments in new products and services that may not achieve expected returns.

Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive Kodak’s latest offerings as providing significant new functionality or other value, they may reduce their purchases of new products or upgrades, unfavorably affecting revenue. Kodak may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins Kodak has experienced historically. Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect Kodak’s revenue.

Kodak relies on third-party suppliers and service providers to support its manufacturing, logistics, and business operations and faces the risks associated with reliance on external business partners.

Kodak’s relies on third-party suppliers for goods and services to support its manufacturing, logistics, and business operations.  To the extent it relies on third-parties, it faces the risks that those third parties may not be able to:

•	develop manufacturing methods appropriate to Kodak’s products
•	maintain an adequate control environment
•	quickly respond to changes in customer demand for Kodak
•	obtain supplies and materials necessary for the manufacturing process; or
•	mitigate the impact of labor shortages and/or disruptions.

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

Worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber-attacks, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which Kodak is predominantly self-insured. The occurrence of any of these business disruptions could seriously harm its revenue and financial condition and increase its costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to its operations or the operations of its suppliers, distributors and resellers, or customers. It has operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China, Canada and Germany. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact Kodak’s ability to provide a particular product or service for a period of time.

Cyber-attacks or disruptions to our information technology (IT) environment could impact revenue, operations, cost, and competitiveness.

To effectively manage our global business, we depend on secure and reliable information technology systems with accurate data. These systems and their underlying infrastructure are provided by a combination of Kodak and third-parties, and if unavailable or unreliable, could disrupt our operations, causing delays or cancellation of customer orders, impeding the manufacturing or delivery of products, delaying the reporting of financial results, or impacting other business processes critical to running our business.

Our IT systems contain critical information about our business, including intellectual property and confidential information of our customers, business partners, and employees.  Cyber-attacks or defects in our systems could result in this proprietary information being disclosed or modified, which could cause significant damage to our business or our reputation.  We have system controls and security measures in place that are designed to protect our IT systems against intentional or unintentional disruptions of our operations or disclosure of confidential information, but we may not be able to implement solutions that result in stopping or detecting all of these risks to our internal information systems or those of our third-party providers.  A breach of our security measures could result in unauthorized access to and misuse of our information, corruption of data, or disruption of operations, any of which could have a material adverse impact on our business.

We also provide IT-based products and services to our customers, both businesses and consumers, and a breach of our security or reliability measures, or those of our third-party service providers, could negatively impact our customers’ operations or data privacy.

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

A key differentiator for Kodak in many of its businesses is its technological advantage over competitors’ products and solutions. Its technological advantage is supported by Kodak’s intellectual property rights. Patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with Kodak’s employees, customers, suppliers and other parties, may not be effective in establishing, maintaining, protecting and enforcing Kodak’s intellectual property rights. Any of Kodak’s direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed, diluted, disclosed or misappropriated, or such intellectual property rights may not be sufficient to permit it to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same degree as the laws of the United States. Therefore, in certain jurisdictions, Kodak may be unable to protect its proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect its competitive position.  Also, much of Kodak’s business and many of its products rely on key technologies developed or licensed by third parties and, because of the rapid pace of technological change in the information technology industry, it may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all.

Kodak also licenses third parties to use its trademarks. In an effort to preserve its trademark rights, Kodak enters into license agreements with these third parties which govern the use of its trademarks, and which require its licensees to abide by quality control standards with respect to the goods and services they provide under the trademarks. Although Kodak makes efforts to police the use of its trademarks by its licensees, there can be no assurance these efforts will be sufficient to ensure the licensees abide by the terms of their licenses. In the event Kodak’s licensees fail to do so, its trademark rights could be diluted.  Also, failure by Kodak and its licensee to sufficiently exploit any of Kodak’s trademarks in any markets could erode Kodak’s trademark rights with respect to the relevant trademarks. Because the laws and enforcement regimes of certain countries do not protect proprietary rights to the same degree as those in the United States, in certain jurisdictions Kodak may be unable to adequately prevent such unauthorized uses, which could result in impairment of its trademark rights.

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

In addition, the intellectual property rights of others could inhibit Kodak’s ability to conduct its business. Other companies may hold patents on technologies used in Kodak’s industries and some of the companies are aggressively seeking to expand, enforce or license their patent portfolios.  Third parties may claim Kodak and its customers, licensees or other parties indemnified by it are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit Kodak’s access to certain markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like Kodak. Even if it believes the claims are without merit, these claims may have the following negative impacts on its business:

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

Kodak’s future results could be harmed if it is unsuccessful in its sales in emerging markets.

Because Kodak is seeking to expand its sales and number of customer relationships outside the United States, including in emerging markets in Asia, Latin America and Eastern Europe, Kodak’s business is subject to risks associated with doing business internationally, such as:

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

Kodak is subject to environmental laws and regulations world-wide that govern, for example, the discharge of pollutants, the management of hazardous materials, the cleanup of contaminated sites, and the composition and end-of-life management of its products.  Non-conformance with applicable laws or liability incurred without regard to fault, could have a material adverse effect on its business, results of operations and financial condition. The cost of complying with such laws could have a material adverse effect on its business, results of operations and financial condition.

In addition, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation have entered into a settlement agreement concerning certain of the Company’s historical environmental liabilities at Eastman Business Park or from discharges to the Genesee River through the establishment of a $49 million environmental remediation trust. Should historical liabilities exceed $49 million, New York State is responsible for payments of cost up to an additional $50 million. In the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million, which could have a material adverse effect on its financial condition. The settlement agreement was implemented on May 20, 2014. The settlement agreement includes a covenant not to sue from the U.S. Environmental Protection Agency. Any uncertainties related to the Company’s environmental obligations may impact its ability to further develop and transform Eastman Business Park.

Kodak’s business, financial position, results of operations, cash flows and reputation may be negatively impacted by legal matters.

Kodak has various contingencies which are not reflected on its balance sheet, including those arising as a result of being involved from time to time in a variety of claims, lawsuits, investigations and proceedings concerning:  commercial, customs, employment, and intellectual property matters, as well as compliance with various domestic and international laws and regulations.  Should developments in any of these matters cause a change in its determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on its business, financial position, results of operations, cash flows.

Regulations related to “conflict minerals” may require Kodak to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing Kodak’s products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has designed its overall conflict minerals policies and procedures to be consistent with the guidance issued by the Organization for Economic Co-operation and Development (OECD), and continues to perform due diligence on its supply chain.  Kodak filed its Conflict Minerals Disclosure report on May 31, 2016.  As of the date of the report, Kodak determined certain of its products contain such specified minerals, but was unable to determine whether or not such minerals originate from the DRC or an adjoining country.  Kodak may incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require all of the components of its products be certified as conflict-free, which could place it at a competitive disadvantage if it is unable to do so. Because Kodak’s supply chain is complex, it may also not be sufficiently able to verify the origins of the relevant minerals used in its products through its due diligence procedures, which may harm its reputation.

Risks Related to the Company’s Indebtedness and Access to Capital Markets

There can be no assurance the Company will be able to comply with the terms of its various credit facilities.

A breach of any of the financial or other covenants contained in the Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”) or the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and, together with the First Lien Term Credit Agreement, the “Credit Agreements”) could result in an event of default under these facilities. If any event of default occurs and the Company is not able to either cure it or obtain a waiver from the requisite lenders under each of these facilities, the administrative agent of each credit facility may, and at the request of the requisite lenders for that facility must, declare all of the Company’s outstanding obligations under the applicable credit facility, together with accrued interest and fees, to be immediately due and payable and the agent under the ABL Credit Agreement may, and at the request of the requisite lenders must, terminate the lenders’ commitments under that facility and cease making further loans, and if applicable, each respective agent could institute foreclosure proceedings against the pledged assets. Any of these outcomes could adversely affect the Company’s operations and its ability to satisfy its obligations as they come due.

The combination of covenant requirements in the First Lien Term Credit Agreement and Kodak’s on-going investment in growth businesses, and continuing softness and volatility of global economic conditions and foreign currency exchange rates, could make it difficult for the Company to satisfy the leverage covenants under the Term Credit Agreements on an on-going basis.

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

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment and Eligible Cash less specified reserves as described in Note 8, “Debt and Capital Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past three years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.  If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $116 million of outstanding letters of credit and the $19 million of Excess Availability required under the ABL Credit Agreement, the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.  Additional cash deposited in the Eligible Cash account would be classified as restricted cash, would not be available to support ongoing working capital and investment needs and could not be used in determining the Net Secured Leverage Ratio under the First Lien Term Credit Agreement.  If the administrative agent under the ABL Credit Agreement executed cash dominion, it would increase operational complexities for the Company.  An event of default would occur if neither of these alternatives were achieved.

The Company’s substantial monetary obligations require a portion of its cash flow be used to pay interest, dividends and fund other obligations rather than be invested in the business and could adversely affect its ability to fund its operations.

The Company’s indebtedness under the Credit Agreements and its other obligations including the potential mandatory redemption of the Series A Preferred Stock could have important negative consequences to the Company and investors in its securities. These include the following:

•

it may not be able to satisfy all of its obligations, including, but not limited to, its obligations under the Credit Agreements, which may cause a cross-default or cross-acceleration on other debt it may have incurred;

•

it could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, mandatory redemption of the Series A Preferred Stock, refinancing or other purposes;

•

it will have to use a significant part of its cash flow or cash balances to make payments on its debt or Series A Preferred Stock and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion; and

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

Because of Kodak’s current non-investment grade credit ratings, and/or general conditions in the financial and credit markets, its access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost. Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the Credit Agreements;
•	obtaining a consent from the holders of Series A Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series A Preferred Stock;
•	investor confidence in Kodak and the markets in which it operates;
•	its financial performance and the financial performance of its subsidiaries;
•	its levels of debt and redemption obligations;
•	its ability to generate positive cash flow;
•	its requirements for posting collateral under various commercial agreements;
•	its credit ratings;
•	its cash flow;
•	its long-term business prospects; and
•	general economic and capital market conditions, including the timing and magnitude of any market recovery.

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

In carrying out its commercial business strategy, the current non-investment grade credit ratings have resulted and will likely continue to result in requirements that Kodak either prepay obligations or post significant amounts of collateral to support its business. Additionally, the current non-investment grade credit ratings may limit its ability to obtain additional sources of liquidity, refinance its debt obligations, including any mandatory redemption of its Series A Preferred Stock, or access the capital markets at the lower borrowing costs which would presumably be available to competitors with higher or investment grade ratings. Should its ratings continue at their current levels, or should its ratings be further downgraded, it would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.

Risks Related to the Company’s Common Stock

The conversion of the Company’s Series A Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The 2,000,000 outstanding shares of the Company’s Series A Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 5.7471 shares of common stock per share of Series A Preferred Stock. As a result of the conversion of any issued and outstanding Series A Preferred Stock, the Company’s existing shareholders will own a smaller percentage of its outstanding common stock. Based on the capitalization of the Company as of March 1, 2017, the conversion of all shares of the Series A Preferred Stock would result in the issuance to holders thereof of approximately 21% of the outstanding common stock after giving effect to such conversion. Further, additional shares of common stock may be issuable pursuant to certain other features of the Series A Preferred Stock, with such issuances being further dilutive to existing holders of common stock.

If Series A Preferred Stock is converted into common stock, holders of such converted common stock will be entitled to the same dividend and distribution rights as holders of the common stock currently authorized and outstanding. As such, another dilutive effect resulting from the conversion of any issued and outstanding shares of Series A Preferred Stock will be a dilution to dividends and distributions.

Holders of the Company’s common stock will not realize any dilution in their ownership, dividend or distribution rights solely as a result of the reservation of any shares of common stock for issuance upon conversion of the Series A Preferred Stock or for issuance of additional shares of common stock pursuant to certain other features of the Series A Preferred Stock, but will experience such dilution to the extent additional shares of common stock are issued in the future as described above.

The holders of the Company’s Series A Preferred Stock own a large portion of the voting power of the Company’s outstanding securities and have the right to nominate two members to the Company’s Board. As a result, these holders may influence the composition of the Board and future actions taken by the Board.

The holders of the Company’s Series A Preferred Stock are entitled to vote upon all matters upon which holders of the Company’s common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. These holders currently hold approximately 22% of the voting power of the Company on an as-converted basis. As a result, these holders may have the ability to influence future actions by the Company requiring shareholder approval.

Further, beginning at the 2017 annual meeting of shareholders of the Company and for as long as they hold any shares of Series A Preferred Stock, the current holders of the Series A Preferred Stock will be entitled to nominate for election (collectively and not individually) at the Company’s annual meeting of shareholders a number of directors to the board of directors of the Company (the “Board”) commensurate with their ownership percentage of common stock on an as-converted basis. Accordingly, it is expected that these current holders will be able to nominate two directors to the Board at the Company’s next annual meeting of shareholders, assuming they retain ownership of their shares of Series A Preferred Stock or any common stock into which it may be converted. These current holders also have the right to fill vacancies on the Board created by one of their designees ceasing to serve on the Board. The nomination and other rights regarding the Board granted to the current holders of Series A Preferred Stock are not transferrable to any other person. Also, whenever dividends on the Series A Preferred Stock are in arrears for six or more dividend periods, the holders of Series A Preferred Stock (voting with holders of all other classes of preferred stock of the Company whose voting rights are then exercisable) are entitled to vote for the election of two additional directors at the Company’s next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside (during which time the number of directors the current holders of Series A Preferred Stock are entitled to nominate under the Purchase Agreement will be reduced by two). As a result, the potential presence of directors on the Board nominated by the current holders of Series A Preferred Stock or elected by the holders of Series A Preferred Stock would enable such current holders or the holders of Series A Preferred Stock to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board.

The Company has registered, or expects to register, the resale of a large portion of its outstanding securities.  The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of its common stock.

In compliance with two Registration Rights Agreements to which the Company is a party, it has registered the resale of an aggregate of 20,723,050 shares of outstanding common stock and 863,804 shares of common stock issuable upon the exercise of outstanding warrants, and it expects to complete the registration of the resale of 2,000,000 shares of outstanding Series A Preferred Stock and 11,494,200 shares of common stock, subject to anti-dilution adjustments, issuable upon the conversion of outstanding Series A Preferred Stock.  The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline. Under the terms of the Registration Rights Agreements to which the Company is subject, the counterparties to such Registration Rights Agreements can, in certain circumstances, require the Company to participate in an underwritten public offering of the registered securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While the Company cannot predict the size of future resales or distributions of its common stock, if there is a perception that such resales or distributions could occur, or if the holders of the Company’s securities registered for resale sell a large number of the registered securities, the market price for the Company’s common stock could be adversely affected.

The resale of a significant portion of the Company’s securities registered for resale could result in a change of control of the Company and the loss of favorable tax attributes.

The Company has registered, or filed a registration statement with respect to, the resale of securities representing approximately 60% of its outstanding shares of common stock assuming the issuance of all common stock issuable upon the conversion of the Series A Preferred Stock or the exercise of the warrants corresponding to shares of common stock registered for resale.  Although the holders of the subject securities consist of several unaffiliated groups, these holders collectively have a controlling influence over all matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of subject securities collectively would be able to cause a change of control of the Company by selling a sufficient portion of the Company’s securities held by them. If such a transaction, in combination with other transactions including the issuance of the Series A Preferred Stock, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially.  For more information on the Company’s tax attributes refer to Note 14, “Income Taxes”. The interests of the holders of the securities registered or to be registered for resale may not always coincide with the interests of the other holders of our common stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Kodak's worldwide headquarters is located in Rochester, New York.

As of December 31, 2016, Kodak owned 18 million square feet and leased 3 million square feet of administrative, research and development, manufacturing and marketing facilities in various parts of the world and leased 3 million square feet of owned property to third parties.  The leases are for various periods and are generally renewable.

The location of Kodak’s manufacturing facilities, by segment, are listed below.  Properties in a location may be shared by all segments operating in that location.

Micro 3D Printing and Packaging	Print Systems	Enterprise Inkjet Systems
Rochester, New York	Rochester, New York	Rochester, New York
Weatherford, Oklahoma	Columbus, Georgia	Dayton, Ohio
Yamanashi, Japan	Osterode, Germany	Shanghai, China
Shanghai, China	Gunma, Japan
Shanghai, China
Consumer and Film	Xiamen, China	Software and Solutions
Rochester, New York	Vancouver, Canada	Vancouver, Canada
Shanghai, China		(software development)

Regional distribution centers are located in various places within and outside of the United States.

Research and development is headquartered at the Kodak Research Laboratories which is part of the Eastman Business Park in Rochester, New York, where Kodak conducts research and files patent applications with fundamental inventions.  Other U.S. research and development groups are located in Oakdale, Minnesota; and Columbus, Georgia.  Outside the U.S., research and development groups are located in Canada, Israel, Germany, Japan and China.  The research and development groups located outside of Rochester, New York work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

Kodak has excess capacity in some locations.  Kodak is pursuing monetizing its excess capacity by selling or leasing the associated properties.

ITEM 3.	LEGAL PROCEEDINGS

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Employee Stock Ownership Plan (“ESOP”) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company.  The suits were consolidated into a single action brought under the Employee Retirement Income Security Act, styled as In re Eastman Kodak ERISA Litigation (the “Action”).  The allegations concerned the decline in the Company’s stock price and its alleged impact on the ESOP and SIP.  Defendants and plaintiffs, individually and as class representatives, entered into a settlement agreement in April of 2016.  On October 4, 2016, the court entered an Order and Final Judgment certifying the Action as a binding non-opt-out class action, approving and confirming the settlement agreement and dismissing the Action with prejudice.  The settlement agreement became final in November 2016 when the time for any party to appeal the Order and Final Judgment passed.  The Company was not a party to the Action and was not obligated to make any payments under the settlement agreement.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2016, Kodak maintained accruals of approximately $13 million for claims aggregating approximately $213 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

			Year First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office
Jeffrey J. Clarke	55	Chief Executive Officer	2014	2014
David E. Bullwinkle	42	Chief Financial Officer and Senior Vice President	2016	2016
Philip Cullimore	51	Senior Vice President	2015	2015
Brad W. Kruchten	57	Senior Vice President	2009	2015
Eric-Yves Mahe	54	Senior Vice President	2015	2015
John O'Grady	53	Senior Vice President	2016	2016
Steven Overman	48	Senior Vice President	2015	2015
Eric H. Samuels	49	Chief Accounting Officer and Corporate Controller	2009	2009
Terry R. Taber	62	Senior Vice President	2009	2010
Sharon E. Underberg	55	General Counsel, Secretary, and Senior Vice President	2015	2015

The executive officers' biographies follow:

Jeffrey J. Clarke

Jeff Clarke is the Chief Executive Officer and a member of the Board of Directors of Kodak.

Prior to joining Kodak in March 2014, Clarke was a Managing Partner of Augusta Columbia Capital, a private investment firm he co-founded in 2012.  From 2012 to 2014, Clarke was the Chairman of Travelport, Inc., a private travel technology firm, where he served as CEO from 2006 to 2011, after leading its sale from Cendant Corporation to the Blackstone Group for $4.3 billion in 2006.

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

In March 2016, Clarke joined the board of directors of Autodesk, Inc., a leader in 3D design, engineering and entertainment software.  Clarke served on the board of directors of Red Hat, Inc., an enterprise software company, from November 2008 through August 2016.  He served as Chairman of Orbitz Worldwide, a global online travel agency, after leading the company’s IPO in July 2007, until April 2014 and was also a director for the Compuware Corporation, an enterprise software company, from November 2013 until December 2014.  Clarke served on the board of directors of Utstarcom, which designs and manufactures communications equipment, from 2005 to 2010.

Clarke earned an MBA from Northeastern University, where he serves as a Trustee.  He holds a B.A. degree in Economics from SUNY Geneseo.

David E. Bullwinkle

Dave Bullwinkle is Chief Financial Officer and Senior Vice President of Kodak.  The Board of Directors elected Bullwinkle to this position effective July 2016.  Bullwinkle reports to Chief Executive Officer Jeff Clarke.

Bullwinkle is responsible for Kodak’s financial strategy and all functions within Kodak’s Finance organization.  Purchasing, credit and collections, and internal audit also report to the CFO office under Bullwinkle.

Bullwinkle joined Kodak in 2004 and has worked in several financial management roles at the company including Worldwide BU Controller, Assistant Corporate Controller and External Reporting Manager. He served as the Director of Corporate Financial Planning and Analysis, Director of Investor Relations and Vice President, Finance at Kodak from 2010 to June 2016.

Prior to joining Kodak, Bullwinkle worked as the Manager of Financial Reporting at Birds Eye Foods, Inc. and previously at PricewaterhouseCoopers from 1996 to 2002 in various roles including serving as an Assurance Manager. He holds an MBA from St. John Fisher College and Bachelor of Science in Accounting degree from SUNY Geneseo. Bullwinkle is also a Certified Public Accountant in the State of New York.

Philip Cullimore

Effective January 1, 2015, Philip Cullimore is President of the Enterprise Inkjet Systems Division, which serves existing and future commercial inkjet printing customers, and President of the Micro 3D Printing and Packaging Division, which serves packaging customers and display original equipment manufacturer (“OEM”) partners with products such as KODAK FLEXCEL NX Systems and Plates, legacy packaging solutions, and touch sensor films.  He reports to Chief Executive Officer Jeff Clarke.

The Board of Directors elected Cullimore a senior vice president effective January 2015.

From December 2010 to December 2014, Cullimore was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl.

During Cullimore’s 16 years at Kodak, he has directed Kodak’s strategy in the photographic printing market and taken responsibility for Kodak’s Wide Format Printer and Inks participation at ENCAD Inc., with assignments in the U.K., U.S., and Switzerland.

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

Eric-Yves Mahe

Effective January 1, 2015, Eric-Yves Mahe is President of Software and Solutions, which serves existing and future workflow software customers with software to manage digital and conventional print content from creation to output, as well as serving enterprise customers primarily in the government and financial services sectors with managed media services to assist with printing requirements and document management services, including the capture, archiving, retrieval and delivery of documents.     He reports to Chief Executive Officer Jeff Clarke.

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

Mahe has more than 25 years of experience in the IT industry with several multinational companies.  Prior to joining Kodak, he was based in Singapore with Pitney Bowes Inc., most recently as President, Global Growth Markets, with responsibility for the company’s operations in Latin America, Asia Pacific, Middle East, Africa and emerging markets, from July 2010 until March 2014.  Mahe managed this innovation-centered business from inception, and in two years, it became Pitney Bowes’s best performing operation worldwide.  Mahe joined Pitney Bowes in 2007 as President, Asia Pacific, Middle East and Africa.

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

From January 2015 to December 2015, O’Grady was Managing Director of the Europe, United States and Canada, Australia and New Zealand (EUCAN) Region.  From December 2010 to December 2014, he was Managing Director, U.S. & Canada Region.  From December 2008 to December 2010, O’Grady was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl, and from May 2007 to December 2008, he was Managing Director, EAMER, Consumer Businesses.  The Board of Directors elected him a corporate vice president in March 2007, and then a senior vice president in August 2016.

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

Eric H. Samuels

Eric Samuels was appointed Corporate Controller and Chief Accounting Officer in July 2009. Samuels previously served as the Company’s Assistant Corporate Controller and brings to his position more than 20 years of leadership experience in corporate finance and public accounting. He joined Kodak in 2004 as Director, Accounting Research and Policy. He reports to Chief Financial Officer David Bullwinkle.

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

Terry R. Taber, PhD

Terry Taber joined Kodak in 1980.  In January 2009, he was named Chief Technical Officer, a position he currently holds.  The Board of Directors elected him a corporate vice president in December 2008, and then a senior vice president in December 2010.  Effective January 1, 2015, Taber was named President of the newly created Intellectual Property Solutions segment, which contains the research laboratories and includes licensing as well as new business development activities related to Kodak’s patents and proprietary technology.  He reports to Chief Executive Officer Jeff Clarke.

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

Taber received a B.S. degree in Chemistry from Purdue University and a Ph.D. in Organic Chemistry from the California Institute of Technology.  He also received an M.S. in General Management from MIT as a Kodak Sloan Fellow.  Taber was a Board Member of the Innovation & Material Sciences Institute and serves on the Executive Advisory Board of FIRST Rochester (For Inspiration and Recognition of Science and Technology).  He also serves on the Executive Committee of the Greater Rochester Chamber of Commerce and on the Board of Trustees for Roberts Wesleyan College and Northeastern Seminary.

Sharon E. Underberg

Sharon Underberg has served as General Counsel, Secretary and Senior Vice President since January 2015.  She is responsible for leading the company's global legal function and for providing legal guidance to senior leadership and the Board of Directors.  Underberg reports to Chief Executive Officer Jeff Clarke.

Underberg has been an attorney with Kodak for over 27 years, previously serving as Deputy General Counsel and Vice President, Legal Department from September 2014 to January 2015, and as Assistant General Counsel and Vice President, Legal Department, from June 2006 until September 2014.  For much of her tenure with Kodak, she has specialized in global commercial transactions, particularly acquisitions, divestitures, joint ventures and corporate financings.  Underberg led the legal team on numerous deals, including the completion of the acquisitions of the Kodak Polychrome Graphics and NexPress joint ventures, the divestiture of the Health Imaging business, and the spinoff of the PI / DI Business.  She has advised on every major financing transaction the Company has completed in the past 15 plus years.  In addition, Underberg was an instrumental part of the team that led the Company through its chapter 11 restructuring, providing advice on a wide range of contractual, litigation, financing, and divestiture activities.

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

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KODK” and has been trading since September 23, 2013, following emergence from bankruptcy on September 3, 2013 after confirmation of the revised First Amended Joint Chapter 11 Plan of Reorganization.

There were 2,903 shareholders of record of common stock on December 31, 2016.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Equity Compensation Plan Information.”

MARKET PRICE DATA

The market price data below reflects the high and low sales price of the Company’s stock.

	2016		2015
Price per share:	High	Low	High	Low
1st Quarter	$12.47	$7.56	$22.17	$17.80
2nd Quarter	$16.80	$10.00	$20.97	$16.54
3rd Quarter	$17.29	$14.01	$16.92	$13.25
4th Quarter	$17.30	$13.87	$17.31	$10.75

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2015 or 2016.

Dividends for common shareholders may be restricted under Kodak’s Credit Agreements and the Series A Preferred Stock Agreement.  Refer to Note 8, “Debt and Capital Leases,” and Note 18, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's (S&P) Small Cap 600 Information Technology Index, the Russell 2000 Index (in which the Company is currently included), the S&P Information Technology Index and the S&P Midcap 400 Composite Stock Price Index by measuring the quarterly changes in common stock prices from September 23, 2013, plus reinvested dividends.  Prior to 2016, the performance of the Company’s common stock was compared to the S&P Information Technology Index and the S&P Midcap 400 Composite Stock Price Index.  In 2016, the Company reviewed the indices being used and determined the market capitalization of the companies included in the S&P Small Cap 600 Information Technology Index and the Russell 2000 Index was more comparable to the Company’s market capitalization.  The comparison with the performance of the S&P Information Technology Index and the S&P Midcap 400 Composite Stock Price Index is presented during the transition to the S&P Small Cap 600 Information Technology Index and the Russell 2000 Index.

	9/23/13	12/13	6/14	12/14	6/15	12/15	6/16	12/16

Eastman Kodak Company	100.00	178.92	126.13	111.91	86.60	64.64	82.89	79.90
S&P Midcap 400	100.00	113.98	122.52	125.11	130.36	122.39	132.10	147.77
Russell 2000	100.00	115.66	119.35	121.32	127.09	115.96	118.53	140.67
S&P Information Technology	100.00	116.52	126.94	139.96	141.03	148.25	147.79	168.79
S&P Small Cap 600 Information Technology	100.00	113.53	113.83	119.29	116.86	113.34	118.09	146.93

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2016 (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum That May Be Purchased under the Plans or Programs
October 1 through 31, 2016	5,389	15.00	n/a	n/a
December 1 through 31, 2016	17,736	16.35	n/a	n/a
Total	23,125	16.04

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)	Kodak does not currently have a publicly announced repurchase plan or program.

ITEM 6.	SELECTED FINANCIAL DATA

As a result of the application of fresh-start accounting as of September 3, 2013, following the Company’s emergence from bankruptcy, the financial statements prior to September 3, 2013 are not comparable with the financial statements after September 3, 2013.  References to “Successor” relate to the reorganized Kodak subsequent to September 3, 2013.  References to “Predecessor” refer to Kodak prior to September 3, 2013.

SUMMARY OF OPERATING DATA – UNAUDITED

	Successor					Predecessor
(in millions, except per share data, shareholders, and employees)	2016	2015 (5)	2014 (5)		September 1, 2013 through December 31, 2013 (5)	January 1, 2013 through August 31, 2013 (5)		2012 (5)
Net revenues from continuing operations	$1,543	$1,709	$2,046		$782	$1,508		$2,751
Earnings (loss) from continuing operations before interest expense, loss on extinguishment of debt, other (charges) income, net, reorganization items, net, and income taxes	140	91	47		(27)	507		(642)

Earnings (loss) from:
Continuing operations	46	(28)	(59)		(63)	2,250		(1,337)
Discontinued operations (4)	(30)	(47)	(59)		(15)	(184)		(42)
Net earnings (loss)	16	(75)	(118)	(1)	(78)	2,066	(2)	(1,379)	(3)
Less: Net earnings attributable to non-controlling interests	1	5	5		3	—		—
Net Earnings (Loss) Attributable to Eastman Kodak Company	15	(80)	(123)		(81)	2,066		(1,379)

Earnings and Dividends
Basic and diluted earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	0.99	(0.79)	(1.54)		(1.58)	8.25		(4.92)
Discontinued operations	(0.71)	(1.12)	(1.41)		(0.36)	(0.67)		(0.15)
Total	0.28	(1.91)	(2.95)		(1.94)	7.58		(5.07)
Cash dividends declared and paid	—	—	—		—	—		—
Number of common shares used in basic and diluted earnings (loss) per share
Basic	42.2	41.9	41.7		41.7	272.7		271.8
Diluted	42.5	41.9	41.7		41.7	272.7		271.8
Shareholders at year end	2,903	2,997	4,860		1,511	N/A		48,656

Statement of Financial Position Data
Working capital (current assets less current liabilities)	695	819	952		1,086	564		(806)
Property, plant and equipment, net	298	394	501		684	507		607
Total assets	1,776	2,138	2,556		3,200	3,037		4,321
Short-term borrowings and current portion of long-term debt	5	6	5		4	681		699
Long-term debt, net of current portion	402	679	672		674	370		740
Redeemable, convertible Series A preferred stock	156	—	—		—	—		—

Supplemental Information
Employees as of year end
- in the U.S.	2,700	2,800	3,200		3,600	n/a		5,980
- worldwide	6,100	6,400	7,300		8,800	n/a		13,100

SUMMARY OF OPERATING DATA – UNAUDITED (CONT’D)

Historical results are not indicative of future results.

(1)	Includes $70 million in revenues from non-recurring intellectual property agreements that increased net after-tax income from continuing operations by $70 million.
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

(4)	Refer to Note 26, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the (loss) earnings from discontinued operations.
(5)

Effective in the first quarter of 2016, due to a determination to sell the KODAK PROSPER Enterprise Inkjet Business (the “Prosper Business”), results for 2013, 2014 and 2015 were revised to report the Prosper Business as discontinued operations.  Results for 2012 were not revised.  Additionally, the related assets and liabilities of the Prosper Business are classified as held for sale for 2014, 2015 and 2016.  The related assets and liabilities of the Prosper Business are not classified as held for sale for 2012 or 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the years ended December 31, 2016, 2015 and 2014.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	the ability of Kodak to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series A Preferred Stock;
•	Kodak’s ability to discontinue, sell or spin-off certain businesses or operations, including the Prosper Business, or otherwise monetize assets;
•	changes in foreign currency exchange rates, commodity prices and interest rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Micro 3D Printing and Packaging segment has two goodwill reporting units: Packaging and Micro 3D Printing.  The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has three goodwill reporting units: Consumer Inkjet Solutions, Motion Picture, Industrial Chemicals and Films and Consumer Products.  The Enterprise Inkjet Systems segment, Intellectual Property Solutions segment and Eastman Business Park segment all have one goodwill reporting unit.  Goodwill is recorded in the Prepress Solutions, Packaging, United Workflow Solutions, Consumer Inkjet Solutions and Consumer Products reporting units.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Kodak estimates the fair value of its reporting units using the guideline public company method and discounted cash flow method.  To estimate fair value utilizing the guideline public company method, Kodak applies valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of the reporting units.   The valuation multiples are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”).  To estimate fair value utilizing the discounted cash flow method, Kodak establishes an estimate of future cash flows for each reporting unit and discounts those estimated future cash flows to present value.

Kodak performed a quantitative test of impairment for all reporting units for its annual impairment test as of December 31, 2016.  Except for Consumer Inkjet Solutions, Kodak utilized the discounted cash flow method and guideline public company method for the reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from January 1, 2017 to December 31, 2021 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 10.1% to 21.2% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value was included for all reporting units, except for the Consumer Inkjet Solutions reporting unit, at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate.  The terminal value was calculated using either the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period or the H-model, which assumes the growth during the terminal period starts at a higher rate and declines in a linear manner over a specified transition period toward a stable growth rate.

Based upon the results of Kodak’s December 31, 2016 analysis, Kodak concluded that no impairment of goodwill was indicated.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changed in its fair values, or as a result of changes in operating segments or reporting units.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  Kodak performed the annual test of impairment as of December 31, 2016.

The fair value of the Kodak trade name, which has a carrying value of $40 million, was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from January 1, 2017 to December 31, 2021, including a terminal year with growth rates ranging from –3% to 3%; (b) royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 10.1% to 21.2%, which were based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s December 31, 2016 assessment, no impairment of the Kodak trade name was indicated.  Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount or royalty rates.

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

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2016, Kodak has net deferred tax assets before valuation allowances of approximately $1,228 million and a valuation allowance related to those net deferred tax assets of approximately $1,209 million, resulting in net deferred tax assets of approximately $19 million.  The net deferred tax assets can be used to offset taxable income in future periods and reduce Kodak’s income tax payable in those future periods.  At this time, it is considered more likely than not that taxable income in the future will be sufficient to allow realization of these net deferred tax assets.  However, if Kodak is unable to generate sufficient taxable income, then a valuation allowance to reduce net deferred tax assets may be required, which could materially increase expenses in the period the valuation allowance is recognized.  Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  Kodak considers both positive and negative evidence in determining whether a valuation allowance is needed by territory including, but not limited to, whether particular entities are in three-year cumulative income positions.

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

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has a deferred tax liability (net of related foreign tax credits) of $56 million and $102 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2016 and 2015, respectively.  Kodak also has a deferred tax liability of $20 million and $19 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2016 and 2015, respectively.

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

Asset and liability modeling studies are utilized by Kodak to adjust asset exposures and review a liability hedging program through the use of forward-looking correlation, risk and return estimates.  Those forward-looking estimates of correlation, risk and return generated from the modeling studies are also used to estimate the EROA. The EROA is estimated utilizing a forward-looking building block model factoring in the expected risk of each asset category, return and correlation over a five to seven-year horizon, and weighting the exposures by the current asset allocation.  Historical inputs are utilized in the forecasting model to frame the current market environment with adjustments made based on the forward-looking view.

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

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense.  Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets.   At December 31, 2016, the calculated value and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans were both approximately $4.3 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies.  The weighted average EROA used to determine the 2016 net pension expense for major U.S. and non-U.S. defined benefit pension plans was 7.40 % and 4.65%, respectively.

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

Kodak uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows.

The salary growth assumptions are determined based on Kodak’s long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2017 and the projected benefit obligation (“PBO”) at December 31, 2016 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2017 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2016 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$—	$—	$86	$23
25 basis point increase in discount rate	6	—	(83)	(22)
25 basis point decrease in EROA	9	2	N/A	N/A
25 basis point increase in EROA	(9)	(2)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit pension plan in the U.S. was $137 million for 2016 and is expected to be approximately $123 million in 2017.  Pension income from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $11 million for 2016 and is projected to be approximately $8 million in 2017.  The reductions in income are driven primarily by lower EROA assumptions in 2017.

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

OVERVIEW

Revenue declined $166 million (9.7%) from 2015 to 2016 and $337 million from 2014 to 2015 (16.5%).  Operating cost reductions more than offset the resulting impact of the revenue decline in earnings.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market.  Print Systems’ revenues declined $88 million (8.0%) in 2016 and $151 million (12.0%) in 2015, driven by competitive pricing pressures, lower volumes and, in 2015, the adverse impact of foreign currency.  Despite the revenue decline, segment earnings increased $5 million from 2014 to 2015 and $6 million from 2015 to 2016 due to cost reductions.

•

In Micro 3D Printing and Packaging, the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business.  Kodak expects growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions, which includes Enterprise Services and Solutions. Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes growing product lines that leverage existing technologies and intellectual property in new applications. These business initiatives generally do not require substantial additional investment, and Kodak expects that they will grow in contribution to earnings. Software and Solutions’ revenue declined $26 million (23.2%) in 2016, primarily due to reductions in government contracts within Kodak Technology Solutions, compared to a $4 million (3.7%) increase from 2014 to 2015.  Kodak Technology Solutions revenues are project based and can vary from year to year depending on the nature and number of projects in existence in a given year.

•

The Consumer and Film segment’s revenues are expected to stabilize and grow modestly.  Consumer and Film’s revenue declined $49 million (18.5%) from 2016 to 2015 and $87 million (24.7%) from 2014 to 2015.  Earnings of the Consumer and Film segment declined $36 million (69.2%) and $14 million (21.2%) from 2015 to 2016 and from 2014 to 2015, respectively, primarily due to lower sales of ink as a result of the declining installed base of Consumer Inkjet Printers.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.  The division will seek to develop consumer products, both with internal resources and also through partnerships with external companies, which can benefit from the Kodak brand as well as enter into agreements for the license of the Kodak brand.

•	Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park (“EBP”), which helps cost absorption at EBP.
•

Selling, general and administrative expenses (“SG&A”) and research and development (“R&D”) expenses declined a combined $36 million (14.5%) compared with 2015 and $100 million (28.7%) from 2014 to 2015, as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations, renegotiations of vendor contracts and the focusing of R&D spending on materials science.  Lower interest cost on pension plans also impacted operating costs.

•

Kodak plans to continue to pursue monetization of its asset base, including selling the Prosper Business, selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2016	2015	2014
(in millions)
Print Systems	$1,018	$1,106	$1,257
Micro 3D Printing and Packaging	132	128	130
Software and Solutions	86	112	108
Consumer and Film	216	265	352
Enterprise Inkjet Systems	76	84	115
Intellectual Property Solutions	—	1	70
Eastman Business Park	15	13	14
Consolidated total	$1,543	$1,709	$2,046

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2016	2015	2014
Print Systems	$105	$99	$94
Micro 3D Printing and Packaging (8)	12	11	—
Software & Solutions	4	9	3
Consumer & Film	16	52	66
Enterprise Inkjet Systems	19	20	35
Intellectual Property Solutions	(14)	(22)	40
Eastman Business Park	2	2	1
All Other (1)	3	4	4
Corporate components of pension and OPEB income (2)	161	133	110
Depreciation and amortization	(102)	(134)	(191)
Restructuring costs and other	(16)	(37)	(56)
Overhead supporting, but not directly absorbed by discontinued operations (3)	(15)	(21)	(30)
Stock-based compensation	(8)	(17)	(8)
Change in U.S. vacation benefits (4)	—	16	-
Consulting and other costs (5)	(5)	(14)	(7)
Idle costs (6)	(3)	(3)	(4)
Manufacturing costs originally planned to be absorbed by silver halide touch screen production (7)	(3)	(2)	(1)
Other operating expense, net excluding gain related to Unipixel termination (8)	(16)	(5)	(9)
Interest expense (9)	(60)	(63)	(62)
Loss on early extinguishment of debt, net (9)	(4)	-	-
Other charges, net (9)	(4)	(21)	(21)
Reorganization items, net (9)	6	(5)	(13)
Consolidated earnings (loss) from continuing operations before income taxes	$78	$2	$(49)

(1)	RED utilities variable interest entity (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
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

(4)

In the fourth quarter of 2015, Kodak changed the timing of when affected U.S. employees earn their vacation benefits, which reduced Kodak’s obligation to employees and the related accrual by $17 million as of December 31, 2015.   The reduction in the accrual impacted gross profit by approximately $9 million, SG&A by approximately $5 million, R&D by approximately $2 million, and discontinued operations by $1 million.

(5)

Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives in 2016 and 2015.   The costs in 2014 primarily represent the cost of AlixPartners filling interim executive positions which are not captured within “Reorganization items, net” as well as consulting services provided by former executives during transitional periods.

(6)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

(7)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.

(8)

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

(9)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $8 million in both 2016 and 2015, primarily driven by changes in discount rates.  The reduction in reserves impacted gross profit by approximately $4 million, SG&A by approximately $3 million and R&D by approximately $1 million in both years.  In 2014, Kodak increased workers’ compensation reserves by $6 million, which impacted gross profit by approximately $3 million, SG&A by approximately $2 million and R&D by approximately $1 million.

RESULTS OF OPERATIONS

	Year Ended December 31,	% of	Year Ended December 31,	% of	$ Change vs.	Year Ended December 31,	% of	$ Change vs.
	2016	Sales	2015	Sales	2015	2014	Sales	2014
Revenues	$1,543		$1,709		(166)	$2,046		(337)
Cost of revenues	1,160		1,331		(171)	1,586		(255)
Gross profit	383	25%	378	22%	5	460	22%	(82)
Selling, general and administrative expenses	172	11%	204	12%	(32)	284	14%	(80)
Research and development costs	40	3%	44	3%	(4)	64	3%	(20)
Restructuring costs and other	15	1%	37	2%	(22)	56	3%	(19)
Other operating expense, net	16	1%	2	0%	14	9	0%	(7)
Earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other charges, net, reorganization items, net and income taxes	140	9%	91	5%	49	47	2%	44
Interest expense	60	4%	63	4%	(3)	62	3%	1
Loss on early extinguishment of debt	4	0%	—	—	4	—	—	—
Other charges, net	4	0%	21	1%	(17)	21	1%	—
Reorganization items, net	(6)	(0%)	5	0%	(11)	13	1%	(8)
Earnings (loss) from continuing operations before income taxes	78	5%	2	0%	76	(49)	(2%)	51
Provision for income taxes	32	2%	30	2%	2	10	0%	20
Earnings (loss) from continuing operations	46	3%	(28)	(2%)	74	(59)	(3%)	31
Loss from discontinued operations, net of income taxes	(30)	(2%)	(47)	(3%)	17	(59)	(3%)	12
NET EARNINGS (LOSS)	16	1%	(75)	(4%)	91	(118)	(6%)	43
Less: Net income attributable to noncontrolling interests	1	0%	5	0%	(4)	5	0%	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$15	1%	$(80)	(5%)	95	$(123)	(6%)	43

Revenues

Current Year

For the year ended December 31, 2016, revenues decreased by approximately $166 million compared with the same period in 2015. The decline was primarily driven by volume and pricing declines within Print Systems ($88 million).  Also contributing to the decrease were volume declines in Consumer and Film ($44 million) and Software and Solutions ($24 million), as well as unfavorable foreign currency rates ($11 million) and lower non-recurring intellectual property and brand licensing arrangements ($8 million). Partially offsetting these declines were volume improvements in Micro 3D Printing and Packaging ($10 million).  See segment discussions for additional details.

Prior Year

For the year ended December 31, 2015, revenues decreased by approximately $337 million compared with the same period in 2014. The decline in revenue was primarily driven by unfavorable foreign currency rates ($145 million) and lower non-recurring intellectual property and brand licensing arrangements ($62 million). Also contributing to the decline were volume declines in Consumer and Film ($82 million), Enterprise Inkjet Systems ($20 million) and Print Systems ($15 million) and unfavorable price/mix within Print Systems ($31 million) primarily due to pricing declines. Partially offsetting these declines were volume improvements in Micro 3D Printing and Packaging ($13 million) and Software and Solutions ($13 million). See segment discussions for additional details.

Included in revenues were non-recurring intellectual property and brand licensing arrangements. Across all segments, such arrangements contributed approximately $8 million to revenue in 2015 and $70 million to revenues in 2014.

Gross Profit

Current Year

Gross profit for 2016 increased by approximately $5 million. The increase was driven by cost improvements within Print Systems ($54 million, excluding the impact of lower depreciation) and lower depreciation expense ($21 million) driven by Consumer and Film ($15 million).  Also contributing were favorable impacts from pension income ($14 million), higher volume within Micro 3D Printing and Packaging ($6 million) and lower accelerated depreciation from restructuring ($8 million). Partially offsetting these improvements were pricing declines and lower volume within Print Systems ($46 million and $6 million, respectively), lower volume and unfavorable cost within Consumer and Film ($14 million and $10 million, respectively), unfavorable foreign currency rates ($12 million), and unfavorable volume within Software and Solutions ($5 million).  See segment discussions for additional details.

Prior Year

Gross profit for 2015 decreased by approximately $82 million.  The decrease was driven by lower revenues from non-recurring intellectual property and brand licensing arrangements ($62 million), unfavorable foreign currency rates ($36 million), unfavorable price/mix within Print Systems ($31 million), and lower volumes within Consumer and Film ($33 million). Offsetting these declines were lower costs across all segments ($68 million), primarily due to lower depreciation expense in Consumer and Film and Print Systems.  See segment discussions for additional details.

Gross profit for 2015 included a $9 million favorable impact from the reduction of an accrual due to the change in U.S. vacation benefits.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses from 2015 to 2016 was primarily due to cost reduction actions and the favorable impact of pension and OPEB income ($14 million).  The decrease in consolidated selling, general and administrative expenses from 2014 to 2015 was mainly due to cost reduction actions.

Research and Development Costs

Consolidated R&D expenses decreased $4 million in 2016 as compared with the prior year period as the company focused investment in material science projects and eliminated programs that no longer aligned with this strategy. The decrease in consolidated R&D expenses in 2015 was primarily due to focusing development activities on prioritized projects and certain products reaching or completing the commercialization phase.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of revenues, are discussed under the "RESTRUCTURING COSTS AND OTHER" section in this MD&A.

Other Operating Expense, Net

For details, refer to Note 12, “Other Operating Expense, Net.”

Other Charges, Net

For details, refer to Note 13, “Other Charges, Net.”

Reorganization Items, Net

For details, refer to Note 25, “Reorganization Items, Net.”

Provision for Income Taxes

For details, refer to Note 14, “Income Taxes”

Discontinued Operations

Discontinued operations of Kodak include the PROSPER Enterprise Inkjet business and the PI/DI Business.  Refer to Note 26, “Discontinued Operations” in the Notes to Financial Statements for additional information.

PRINT SYSTEMS SEGMENT

	Year Ended December 31,
	2016	2015	$ Change	2014	$ Change
Revenues	$1,018	$1,106	$(88)	$1,257	$(151)

Operational EBITDA	105	99	6	94	5
Operational EBITDA as a % of revenues	10%	9%		7%

Revenues

Current Year

The decrease in Print Systems revenues of approximately $88 million reflected lower pricing in Prepress consumables ($42 million) as a result of competitive pressures in the industry, lower volume in Prepress consumables ($15 million), and lower volume in Electrophotographic Printing Solutions ($22 million) driven by fewer equipment placements and declines in consumables and service.

Prior Year

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

Operational EBITDA

Current Year

The increase in Print Systems Operational EBITDA of approximately $6 million was driven by manufacturing costs improvements in Prepress consumables due to lower aluminum costs ($28 million) and improved manufacturing efficiency ($22 million) driven by the closure of the Leeds, England plant at the end of August 2015.  Also contributing to the improvement was lower SG&A ($6 million) due to cost reductions.  Offsetting these improvements were pricing declines in Prepress consumables ($42 million) as a result of competitive pricing pressures in the industry, volume declines in Electrophotographic Printing Solutions ($3 million), lower volumes in Prepress Solutions ($3 million) and pricing declines in Electrophotographic Printing Solutions ($3 million).

Prior Year

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

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Year Ended December 31,
	2016	2015	$ Change	2014	$ Change
Revenues	$132	$128	$4	$130	$(2)

Operational EBITDA	12	11	1	—	11
Operational EBITDA as a % of revenues	9%	9%		0%

Revenues

Current Year

The increase in Micro 3D Printing and Packaging revenues of approximately $4 million primarily reflected volume improvements in Packaging consumables ($12 million) due to a larger installed base of FLEXCEL NX systems driving growth in revenues from FLEXCEL NX consumables, and higher Packaging unit placements ($2 million). Partially offsetting these improvements were declining revenues from legacy products ($3 million), unfavorable Packaging equipment product mix ($1 million), and unfavorable foreign currency rates ($4 million).

Prior Year

The decrease in Micro 3D Printing and Packaging revenues of approximately $2 million was driven by unfavorable currency rates ($14 million). This decrease was partially offset by volume improvements within Packaging ($13 million) primarily due to a larger installed base of FLEXCEL NX systems driving growth in revenues from FLEXCEL NX consumables.

Operational EBITDA

Current Year

Micro 3D Printing and Packaging Operational EBITDA increased by approximately $1 million as improved gross profit in Packaging driven by higher volume of FLEXCEL NX consumables ($7 million), cost improvements in Micro 3D Printing ($2 million), and other individually less significant improvements, were offset by unfavorable currency rates ($7 million). The prior year included a gain related to assets that were acquired for no monetary consideration as part of the termination of the relationship with Unipixel ($3 million).

Prior Year

The $11 million improvement in the Micro 3D Printing and Packaging Operational EBITDA was due to higher volume within Packaging ($8 million) driven by increased sales of FLEXCEL NX consumables, as well as increased manufacturing efficiency ($1 million) within Packaging.  These improvements were partially offset by unfavorable currency rates ($4 million).  Also included in Operational EBITDA is a gain related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel ($3 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Year Ended December 31,
	2016	2015	$ Change	2014	$ Change
Revenues	$86	$112	$(26)	$108	$4

Operational EBITDA	4	9	$(5)	3	$6
Operational EBITDA as a % of revenues	5%	8%		3%

Revenues

Current Year

The decrease in Software and Solutions revenues of approximately $26 million primarily reflected volume declines in Kodak Technology Solutions due to lower revenues from government contracts ($17 million), the divestiture of the Design2Launch and brand protection businesses in the second quarter of the current year ($5 million), lower volume in Unified Workflow Solutions ($3 million) and unfavorable currency rates ($2 million).

Prior Year

The increase in Software and Solutions revenues of approximately $4 million reflected volume improvements within Kodak Technology Solutions ($15 million) primarily due to higher revenues from government contracts.  Partially offsetting this improvement were unfavorable currency rates ($9 million) and volume declines in Unified Workflow Solutions ($2 million).

Operational EBITDA

Current Year

The decrease in Software and Solutions Operational EBITDA of approximately $5 million primarily reflected the volume declines in Kodak Technology Solutions described above ($5 million) and lower volume in Unified Workflow Solutions ($1 million). Partially offsetting these declines were favorable impacts from divesting the Design2Launch and brand protection businesses in the second quarter of the current year ($3 million).

Prior Year

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

CONSUMER AND FILM SEGMENT

	Year Ended December 31,
	2016	2015	$ Change	2014	$ Change
Revenues	$216	$265	$(49)	$352	$(87)

Operational EBITDA	16	52	$(36)	66	$(14)
Operational EBITDA as a % of revenues	7%	20%		19%

Revenues

Current Year

The decrease in Consumer and Film revenues of approximately $49 million reflected volume declines in Consumer Inkjet Systems ($30 million) driven by lower sales of ink to the existing installed base of printers and in Motion Picture, Industrial Chemicals and Films ($20 million) due to declining demand for film products. Also contributing to the decline were lower revenues from brand licensing ($4 million) and unfavorable currency rates ($3 million). Partially offsetting these decreases were the favorable impact from a significant industrial films order ($7 million) and the fulfillment of motion picture film volume commitments ($3 million).

Prior Year

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

Included in 2015 revenues was $6 million from a brand licensing arrangement that was amended in the current year.  The amendment eliminates a requirement for the licensee to pay quarterly royalties through the end of 2018 in return for an upfront payment.

Operational EBITDA

Current Year

The $36 million decrease in the Consumer and Film Operational EBITDA was driven by the volume declines in Consumer Inkjet Systems as mentioned above ($24 million), as well as unfavorable costs in Motion Picture, Industrial Chemicals and Films ($12 million) primarily due to lower production volume.  Also contributing were higher R&D costs ($6 million) due to increased investment in the Super 8 camera, lower revenues from brand licensing ($4 million), and unfavorable currency rates ($3 million). Partially offsetting these decreases were the favorable impact from a significant industrial films order ($6 million), the fulfillment of motion picture film volume commitments ($3 million) and lower costs in Consumer Inkjet ($2 million).

Prior Year

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

As discussed above, 2015 included $6 million from a non-recurring brand licensing payment.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Year Ended December 31,
	2016	2015	$ Change	2014	$ Change
Revenues	$76	$84	$(8)	$115	$(31)

Operational EBITDA	19	20	$(1)	35	$(15)
Operational EBITDA as a % of revenues	25%	24%		30%

Revenues

Current Year

The decrease in Enterprise Inkjet Systems revenues of approximately $8 million primarily reflected lower volumes of service and consumables ($6 million) due to expected declines in the installed base of VERSAMARK systems and components, as well as fewer equipment placements ($2 million).

Prior Year

The decrease in Enterprise Inkjet Systems revenues of approximately $31 million primarily reflected volume declines in service and consumables ($13 million) due to declines in the installed base of VERSAMARK systems and components, as well as lower equipment revenues ($7 million) primarily due to fewer placements of components.  Also contributing to the decrease was unfavorable currency rates ($9 million).

Operational EBITDA

Current Year

The decrease in Enterprise Inkjet Systems Operational EBITDA of $1 million was primarily driven by the volume declines discussed above.  Costs are being managed to maximize Operational EBITDA during the expected revenue declines.

Prior Year

The decrease in Enterprise Inkjet Systems Operational EBITDA of $15 million was driven by unfavorable costs ($8 million) due to lower scale as the category declines, and lower revenues ($6 million) across the product portfolio as discussed above. Also contributing to the decrease was unfavorable currency rates ($6 million). Partially offsetting these decreases was lower SG&A ($5 million) due to cost reduction actions.

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT

	Year Ended December 31,
	2016	2015	$ Change	2014	$ Change
Revenues	$—	$1	$(1)	$70	$(69)

Operational EBITDA	(14)	(22)	$8	40	$(62)
Operational EBITDA as a % of revenues	N/M	N/M		57%

Current Year

Intellectual Property Solutions Operational EBITDA improved approximately $8 million due to lower R&D costs as the company focused investment in materials science projects and eliminated programs that no longer aligned with this strategy. R&D not directly related to other segments is included in the Intellectual Property Solutions segment.

Prior Year

Revenues in the Intellectual Property Solutions segment declined $69 million in 2015 compared to the prior year period due to lower revenues from non-recurring intellectual property licensing arrangements.  Operating expenses declined by $7 million in 2015 from the prior year period primarily due to focusing R&D development activities on prioritized projects.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly in the reporting period.

RESTRUCTURING COSTS AND OTHER

2016

Restructuring actions taken in 2016 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the exit of Kodak’s silver metal mesh touch screen development, continued progress toward the Leeds plate manufacturing facility exit, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2016 Kodak recorded $16 million of charges, including $1 million of charges for inventory write-downs which were reported in Cost of revenues and $15 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The Company made cash payments related to restructuring of approximately $16 million for the year ended December 31, 2016.

The restructuring actions implemented in 2016 are expected to generate future annual cash savings of approximately $18 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $7 million, $9 million and $2 million, respectively. Kodak expects the majority of the annual savings to be in effect by the end of 2017 as actions are completed.

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

On a cumulative basis as of December 31, 2016, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $3 million, accelerated depreciation charges of $10 million, and other exit costs of $2 million.

2015

For the year ended December 31, 2015 Kodak recorded $46 million of charges, including $8 million for accelerated depreciation which was reported in Cost of sales, $37 million which was reported as Restructuring costs and other and $1 million which was reported in (Loss) earnings from discontinued operations in the accompanying Consolidated Statement of Operations.

2014

For the year ended December 31, 2014 Kodak recorded $61 million of charges, including $2 million for accelerated depreciation which was reported in Cost of revenues, $56 million which was reported as Restructuring costs and other and $3 million which was reported in (Loss) earnings from discontinued operations in the accompanying Consolidated Statement of Operations.

Prosper Business Cost Reduction

On January 12, 2017, Kodak announced an action to streamline costs in its Prosper business while the process of selling the business continues.  This action is pursuant to Kodak’s initiative to focus the Prosper business on developing next generation Ultrastream technology with solutions that place writing systems in original equipment manufacturer and hybrid applications and the continued placement of Prosper 6000 presses and components in suitable high volume applications.

As a result of this decision, Kodak currently expects to incur total restructuring and related charges of $12-$17 million, including $5-$7 million of charges related to separation benefits, $5-$6 million of non-cash related charges for inventory write-downs, $2-$3 million of non-cash related charges for asset write-offs and up to $1 million in other cash related charges associated with this action.  The restructuring and related charges incurred will be reported in discontinued operations.  Kodak estimates that approximately $3-$5 million of the total charges for separation benefits will require cash expenditures and that the remainder will be provided in the form of special termination benefits from Kodak’s defined benefit pension plans.

LIQUIDITY AND CAPITAL RESOURCES

2016

	As of December 31,
(in millions)	2016	2015
Cash and cash equivalents	$433	$546

Cash Flow Activity

	Year Ended December 31,
(in millions)	2016	2015	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(13)	$(95)	$82
Cash flows from investing activities:
Net cash used in investing activities	(21)	(51)	30
Cash flows from financing activities:
Net cash used in financing activities	(72)	(1)	(71)
Effect of exchange rate changes on cash	(7)	(18)	11
Net decrease in cash and cash equivalents (1)	$(113)	$(165)	$52

(1)

The ending cash and cash equivalents balance for the years ended December 31, 2016 and 2015 in the cash flow activity above included $433 million and $546 million, respectively, of cash reported in the Statement of Financial Position and $1 million of cash for each year reported in Current assets held for sale.

Operating Activities

Net cash used in operating activities improved by $82 million for the year ended December 31, 2016 as compared with the prior year primarily due to improved earnings, which includes the $10 million in net litigation proceeds from DuPont, as well as increased cash provided from declines in accounts receivable and inventory and lower levels of liabilities as Kodak’s size declines.

Investing Activities

Net cash used in investing activities improved $30 million for the year ended December 31, 2016 as compared to the prior year primarily due to the net release of restricted cash in the current year, as a result of the lower Excess Availability requirement in the Amended Credit Agreement entered into in 2016 (Refer to Note 8, “Debt and Capital Leases”), as compared to the net funding of restricted cash in the prior year to support the Company’s borrowing base.  The current year also included increased proceeds from the sales of businesses/assets.  Partially offsetting the favorable impacts was the $3 million reduction in cash due to the deconsolidation of RED.

Financing Activities

Net cash used in financing activities increased $71 million in the year ended December 31, 2016 as compared to the prior year primarily due to repayments of emergence credit facilities partially offset by proceeds from the issuance of preferred stock and from equity transactions with non- controlling interests.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement had $20 million of net availability as of December 31, 2016. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At December 31, 2016 and 2015, approximately $205 million and $302 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $229 million and $245 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Additionally, in China, where approximately $138 million of cash and cash equivalents were held as of December 31, 2016, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement (together with the Term Credit Agreement, the “Credit Agreements”), the Company is permitted to invest up to $100 million at any time in subsidiaries and joint ventures that are not party to the loan agreement.

Kodak had funded $25 million to the Eligible Cash account held with the Amended Credit Agreement and Amended Credit Agreement Administrative Agents as of December 31, 2016, and $30 million to the Eligible Cash account held with the prior Asset Based Revolving Credit Agreement (the “Prior Credit agreement”) and the Prior Credit Agreement Administrative Agents as of December 31, 2015, which is classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.  An additional $5 million was funded to the Eligible Cash account on January 3, 2017.  Under the Amended Credit Agreement, if Excess Availability ($20 million as of December 31, 2016) falls below 12.5% of lender commitments ($18.75 million as of December 31, 2016), Kodak may, in addition to the requirement to be in compliance with a minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to continue to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment, including assets associated with Kodak’s Prosper business that are classified as held for sale in the Consolidated Statement of Financial Position. To the extent the assets supporting the borrowing base decline, including upon the sale of Prosper, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, additional funding of Eligible Cash may be required.  Since Excess Availability was greater than 12.5% of lenders commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of December 31, 2016, Kodak is in compliance with all covenants under the Amended Credit Agreement and had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0 EBITDA, as defined in the Amended Credit agreement, exceeded Fixed Charges by approximately $29 million.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio not to exceed specified levels.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreement.  The maximum Secured Leverage Ratio permitted under the Term Credit Agreement is 2.75 to 1.  As of December 31, 2016, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $81 million.

On November 15, 2016, Kodak issued 2 million shares of 5.50% Series A Convertible Preferred Stock for an aggregate price of $200 million.  The holders of the Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Kodak used the net proceeds from the sale of the Series A Preferred Stock, together with cash on hand, to prepay the full principal amount of $262 million plus accrued interest, fees and other expenses owed to the lenders under the Second Lien Term Credit Agreement.  With the issuance of Series A Preferred Stock and the termination of the Second Lien Term Credit Agreement, the Company replaced $262 million of debt with a weighted average interest rate of 11.04% with $200 million of Series A Convertible Preferred Stock with cumulative dividends at a rate of 5.50%, lowering future interest expense and associated cash outflows.  In addition, the reduction in secured debt had a positive impact on the Secured Leverage Ratio.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the secured leverage ratio covenant; however, future compliance may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreement to be immediately due and payable.

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $17 million relating to its defined benefit pension and postretirement benefit plans in 2016.  For 2017, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its defined benefit pension and postretirement plans are approximately $15 million.

Cash flows from investing activities included $41 million for capital expenditures for the year ended December 31, 2016, including $18 million that occurred in RED, the utilities VIE that was deconsolidated at the end of 2016.  Kodak expects approximately $30 million to $35 million of cash flows for investing activities from capital expenditures for the year ended December 31, 2017.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment. See Item 1A. “Risk Factors” for a discussion of potential challenges to liquidity.

Refer to Note 8, "Debt and Capital Leases," and Note 18, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion of long-term debt and convertible preferred shares.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2016
(in millions)	Total	2017	2018	2019	2020	2021	2022+
Long-term debt (1)	$402	$2	$4	$396	$—	$—	$—
Interest payments on debt (2)	101	34	33	26	4	4	—
Capital lease obligations (3)	9	3	3	1	—	—	2
Operating lease obligations	87	26	21	14	13	3	10
Purchase obligations (4)	14	8	4	2	—	—	—
Preferred stock dividends (3) (9)	55	10	11	11	11	12	—
Total (5) (6) (7) (8)	$668	$83	$76	$450	$28	$19	$12

(1)

Primarily represents the maturity values of Kodak's long-term debt obligations as of December 31, 2016.  Annual amounts represent the minimum principal payments owed each year.  The contractual obligations do not reflect any contingent mandatory annual principal repayments that may be required to be made upon achieving certain excess cash flow targets, as defined in the Term Credit Agreements.  Other prepayments may be required upon the occurrences of certain other events.  Refer to Note 8, "Debt and Capital Leases" in the Notes to Financial Statements.

(2)	Also includes commitment fees for the Amended Credit Agreement.
(3)	Capital lease obligations and Preferred stock dividends were added to contractual obligations in this Form 10-K.
(4)

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

(5)

Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made.  See Note 14, “Income Taxes,” in the Notes to Financial Statements for additional information regarding Kodak’s uncertain tax positions.

(6)	Funding requirements for Kodak's major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.
(7)

Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 7, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

(8)

On September 3, 2013, Kodak consummated the sale of certain assets of the PI/DI Business to the KPP Purchasing Parties. Up to $35 million in aggregate of the purchase price is subject to repayment to the KPP Purchasing Parties if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the annual adjusted EBITDA targets for the year ending December 31, 2015.  As a result, $4 million of the purchase price, representing the maximum amount that could be owed for 2015, was repaid to the KPP Purchasing Parties. The maximum amount that could be owed in each year of the remaining three-year period is as follows: $7 million in 2017, $10 million in 2018 and $14 million in 2019.  Due to uncertainty regarding the level of annual adjusted EBITDA for the PI/DI Business, no payments have been included in the table.  Refer to Note 26, “Discontinued Operations.”

(9)

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share pursuant to a Series A Preferred Stock Purchase Agreement.  The Series A Preferred Stock has a liquidation preference of $100 per share, and the holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  If holders of the Series A Preferred stock convert their shares into common stock, dividends will decrease.  The Company is required to redeem all shares not converted prior to the fifth anniversary of the initial issuance at $100 per share plus the amount of any accrued and unpaid dividends.  Due to uncertainty regarding the number of shares that will be redeemed, the redemption has not been included in the above table.

Off-Balance Sheet Arrangements

EKC guarantees obligations to third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $13 million and the outstanding amount for those guarantees is $5 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at EBP and in accordance with the terms of the associated settlement agreement (“Amended EBP Settlement Agreement”), in the event the historical EBP liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments.  There is no liability recorded related to this guarantee.

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2016 was not material to Kodak’s financial position, results of operations or cash flows.

2015

Cash Flow Activity

	As of December 31,
(in millions)	2015	2014
Cash and cash equivalents	$546	$712

Cash Flow Activity

(in millions)	Year Ended December 31,
	2015	2014	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(95)	$(128)	$33
Cash flows from investing activities:
Net cash (used in) provided by investing activities	(51)	41	$(92)
Cash flows from financing activities:
Net cash used in financing activities	(1)	(7)	$6
Effect of exchange rate changes on cash	(18)	(38)	$20
Net decrease in cash and cash equivalents (1)	$(165)	$(132)	$(33)

(1)

The ending cash and cash equivalents balance for the year ended December 31, 2015 in the cash flow activity above included $546 million of cash reported in the Statement of Financial Position and $1 million of cash reported in Current assets held for sale.  There was no cash reported in Current assets held for sale for the year ending December 31, 2014.

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

Financing Activities

Net cash used in financing activities decreased $6 million for the year ended December 31, 2015 as compared to the prior year due to the year over year increase of $4 million from net proceeds from other credit facilities and lower equity transactions with noncontrolling interest of $3 million in the current year.

SUMMARY OF OPERATING DATA

A summary of operating data for 2016 and for the four years prior is shown in Item 6.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2016 and 2015, the fair value of open forward contracts would have decreased $20 million and $16 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Kodak is exposed to interest rate risk primarily through its borrowing activities.  Kodak may utilize borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in variable-rate instruments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Kodak’s borrowings under the First Lien Term Credit Agreement are in variable-rate instruments with an interest rate floor.  See Note 8, “Debt and Capital Leases” in the Notes to Financial Statements.  At December 31, 2016 and 2015, the one-month LIBOR rate was approximately 0.77% and 0.43%, respectively.    If the LIBOR rate was to rise above the 1% floor, interest expense would increase approximately $4 million for each 1% of LIBOR above the floor ($402 million face amount of debt times 1% at December 31, 2016).

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2016 was not significant to Kodak.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of comprehensive income, of equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts appearing under Item 15 for each of the three years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016.

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

/s/ PricewaterhouseCoopers, LLP

Rochester, New York

March 7, 2017

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Sales	$1,251	$1,379	$1,686
Services	292	330	360
Total net revenues	1,543	1,709	2,046
Cost of revenues
Sales	974	1,105	1,328
Services	186	226	258
Total cost of revenues	1,160	1,331	1,586
Gross profit	383	378	460
Selling, general and administrative expenses	172	204	284
Research and development costs	40	44	64
Restructuring costs and other	15	37	56
Other operating expense, net	16	2	9
Earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other charges, net, reorganization items, net and income taxes	140	91	47
Interest expense	60	63	62
Loss on early extinguishment of debt	4	—	—
Other charges, net	4	21	21
Reorganization items, net	(6)	5	13
Earnings (loss) from continuing operations before income taxes	78	2	(49)
Provision for income taxes	32	30	10
Earnings (loss) from continuing operations	46	(28)	(59)
Loss from discontinued operations, net of income taxes	(30)	(47)	(59)
NET EARNINGS (LOSS)	16	(75)	(118)
Less: Net income attributable to non-controlling interests	1	5	5
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$15	$(80)	$(123)

Basic earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.99	$(0.79)	$(1.54)
Discontinued operations	(0.71)	(1.12)	(1.41)
Total	$0.28	$(1.91)	$(2.95)

Diluted earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.99	$(0.79)	$(1.54)
Discontinued operations	(0.71)	(1.12)	(1.41)
Total	$0.28	$(1.91)	$(2.95)

Number of common shares used in basic and diluted earnings (loss) per share
Basic	42.2	41.9	41.7
Diluted	42.5	41.9	41.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2016	2015	2014
NET EARNINGS (LOSS)	$16	$(75)	$(118)
Less: net income attributable to non-controlling interests	1	5	5
Net earnings (loss) attributable to Eastman Kodak Company	15	(80)	(123)

Other comprehensive loss, net:
Currency translation adjustments	(29)	(35)	(33)
Reclassification of realized (gains) losses on available-for-sale securities included in net earnings, net of tax	(2)	2	—
Pension and other postretirement benefit plan obligation activity, net of tax	(140)	(98)	(202)
Other comprehensive loss, net attributable to Eastman Kodak Company	(171)	(131)	(235)
COMPREHENSIVE LOSS, NET ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(156)	$(211)	$(358)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$433	$546
Receivables, net	299	350
Inventories, net	236	263
Deferred income taxes	—	22
Other current assets	18	25
Current assets held for sale	134	72
Total current assets	1,120	1,278
Property, plant and equipment, net of accumulated depreciation of $326 and $314, respectively	298	394
Goodwill	88	88
Intangible assets, net	84	119
Restricted cash	36	43
Deferred income taxes	35	23
Other long-term assets	115	122
Long-term assets held for sale	—	71
TOTAL ASSETS	$1,776	$2,138

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$193	$186
Short-term borrowings and current portion of long-term debt	5	6
Other current liabilities	197	245
Current liabilities held for sale	30	22
Total current liabilities	425	459
Long-term debt, net of current portion	402	679
Pension and other postretirement liabilities	600	619
Other long-term liabilities	266	271
Long-term liabilities held for sale	—	7
Total liabilities	1,693	2,035

Commitments and contingencies (Note 9)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	156	—

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	641	633
Treasury stock, at cost	(8)	(5)
Accumulated deficit	(268)	(283)
Accumulated other comprehensive loss	(438)	(267)
Total Eastman Kodak Company shareholders’ (deficit) equity	(73)	78
Noncontrolling interests	—	25
Total equity (deficit)	(73)	103
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,776	$2,138

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Non-controlling Interests	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2013	$—	$613	$(81)	$99	$(3)	628	$20	648	$—
Equity transactions with non-controlling interest	—	—	—	—	—	—	(3)	(3)	—
Net (loss) earnings	—	—	(123)	—	—	(123)	5	(118)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(33)	—	(33)	—	(33)	—
Pension and other postretirement liability adjustments	—	—	—	(202)	—	(202)	—	(202)	—
Stock-based compensation	—	8	—	—	—	8	—	8	—
Purchases of treasury stock, (44,911 shares) (2)	—	—	—	—	(1)	(1)	—	(1)	—
Equity (deficit) as of December 31, 2014	$—	$621	$(204)	$(136)	$(4)	$277	$22	$299	$—
Equity transactions with non-controlling interest	—	—	1	—	—	1	(2)	(1)	—
Net (loss) earnings	—	—	(80)	—	—	(80)	5	(75)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(35)	—	(35)	—	(35)	—
Reclassification of realized losses on available-for-sale securities included in net earnings, net of tax	—	—	—	2	—	2	—	2	—
Pension and other postretirement liability adjustments	—	—	—	(98)	—	(98)	—	(98)	—
Stock-based compensation	—	12	—	—	—	12	—	12	—
Purchases of treasury stock, (84,678 shares) (2)	—	—	—	—	(1)	(1)	—	(1)	—
Equity (deficit) as of December 31, 2015	$—	$633	$(283)	$(267)	$(5)	$78	$25	$103	$—

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Non-controlling Interests	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2015	$—	$633	$(283)	$(267)	$(5)	$78	$25	$103	$—
Equity transactions with non-controlling interest	—	—	—	—	—	—	15	15	—
Net earnings	—	—	15	—	—	15	1	16	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(29)	—	(29)	—	(29)	—
Reclassification of realized gains on available-for-sale securities included in net earnings, net of tax	—	—	—	(2)	—	(2)	—	(2)	—
Pension and other postretirement liability adjustments	—	—	—	(140)	—	(140)	—	(140)	—
Issuance of redeemable, convertible Series A preferred stock, net of offering costs	—	—	—	—	—	—	—	—	155
Series A preferred stock cash dividends	—	(2)	—	—	—	(2)	—	(2)	—
Series A preferred stock deemed dividends	—	(1)	—	—	—	(1)	—	(1)	1
Stock-based compensation	—	9	—	—	—	9	—	9	—
Stock issued to settle 2015 incentive compensation	—	2	—	—	—	2		2	—
Purchases of treasury stock, (175,715 shares) (2)	—	—	—	—	(3)	(3)	—	(3)	—
Deconsolidation of RED	—	—	—	—	—	—	(41)	(41)	—
Equity (deficit) as of December 31, 2016	$—	$641	$(268)	$(438)	$(8)	$(73)	$—	$(73)	$156

(1)	There are 60 million shares of no par value preferred stock authorized, 2 million of which have been issued.
(2)	Represents purchases of common stock and/ or warrants to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$16	$(75)	$(118)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	105	145	199
Pension and other postretirement income	(147)	(107)	(78)
Non-cash restructuring costs, asset impairments and other charges	20	9	13
Loss on deconsolidation of RED	15	—	—
Stock based compensation	8	18	8
Non-cash changes in employee benefit reserves	(8)	(25)	6
Net gains on sales of businesses/assets	(9)	(4)	(23)
Gain on assets acquired for no monetary consideration	—	(3)	—
Foreign exchange loss from remeasurement of Venezuela monetary assets	—	—	16
Reorganization items:
Payment of claims	—	(10)	(2)
Other non-cash reorganization items, net	(7)	4	8
Loss on early extinguishment of debt	4	—	—
Provision for deferred income taxes	15	6	5
Decrease in receivables	37	15	143
Decrease in inventories	16	12	4
Increase (decrease) in trade accounts payable	13	3	(64)
Decrease in liabilities excluding borrowings	(74)	(104)	(249)
Other items, net	(17)	21	4
Total adjustments	(29)	(20)	(10)
Net cash used in operating activities	(13)	(95)	(128)

Cash flows from investing activities:
Additions to properties	(41)	(43)	(43)
Net proceeds from sales of businesses/assets, net	13	2	18
Release (funding) of restricted cash	8	(10)	68
Reduction in cash due to deconsolidation of RED	(3)	—	—
Marketable securities – sales	2	—	—
Marketable securities – purchases	—	—	(2)
Net cash (used in) provided by investing activities	(21)	(51)	41

Cash flows from financing activities:
Repayment of emergence credit facilities	(282)	(4)	(4)
Net proceeds from the issuance of preferred stock	198	—	—
Net proceeds of other borrowings	—	5	1
Equity transactions of noncontrolling interests	15	(1)	(3)
Treasury stock purchases	(3)	(1)	(1)
Payment of contingent consideration related to the sale of a business	(4)	—	—
Proceeds from sale leaseback transactions	4	—	—
Net cash used in financing activities	(72)	(1)	(7)
Effect of exchange rate changes on cash	(7)	(18)	(38)
Net decrease in cash and cash equivalents	(113)	(165)	(132)
Cash and cash equivalents, beginning of period	547	712	844
Cash and cash equivalents, end of period (1)	$434	$547	$712

(1)Cash and cash equivalents, end of period for 2016 and 2015 includes $433 million and $546 million, respectively, of cash reported in the Statement of Financial Position and $1 million and $1 million, respectively, of cash reported in Current assets held for sale.  There is no cash reported in Current assets held for sale at the beginning or end of 2014.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $0, $2 and $3 as of December 31, 2016, 2015 and 2014, respectively	$58	$60	$65
Income taxes (net of refunds)	24	12	14

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The following is a description of the significant accounting policies of Kodak.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of EKC and all companies directly or indirectly controlled by EKC, either through majority ownership or otherwise.  Kodak consolidates variable interest entities if Kodak has a controlling financial interest and is determined to be the primary beneficiary of the entity.

In 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED – Rochester, LLP (“RED”), a variable interest entity (“VIE”).  Kodak determined it was the primary beneficiary and consolidated the financial statements of the VIE. In September 2016, RED’s parent, RED Investment, LLC and its portfolio of four U.S. facilities (including RED) were acquired. During the fourth quarter of 2016, RED’s parent increased its equity investment in RED in conjunction with RED’s project to replace and convert its coal-fired boilers by installing new steam generating equipment to achieve compliance with EPA air emissions regulations (“MACT Upgrade”).  With the third quarter change in ownership, the reduction in certain rights and obligations of Kodak, the increase in equity and progress towards completion of the MACT Upgrade, Kodak determined it was no longer the primary beneficiary and RED was deconsolidated. Upon deconsolidation, Kodak derecognized all assets and liabilities of RED and recognized a loss of $15 million, representing the difference between the carrying value of the net assets sold to RED and RED’s equity in those assets.  The loss is reported in Other operating expense, net in the Consolidated Statement of Operations.  RED’s results of operations are reflected in net income attributable to non-controlling interest in the accompanying Consolidated Statement of Operations through December 31, 2016 at which point the VIE was deconsolidated.

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

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency.  The financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; revenue, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rates.  For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statement of Financial Position.  Translation adjustments related to investments that are permanent in nature are not tax-effected.

For certain other subsidiaries and branches outside the U.S., operations are conducted primarily in U.S. dollars, which is therefore the functional currency.  Monetary assets and liabilities of these foreign subsidiaries and branches, which are recorded in local currency, are remeasured at year-end exchange rates, while the related revenue, expense, and gain and loss accounts, which are recorded in local currency, are remeasured at average exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, and gain and loss accounts, are remeasured at historical exchange rates.  Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in Other charges, net in the accompanying Consolidated Statement of Operations.

The effects of foreign currency transactions, including related hedging activities, are included in Other charges, net, in the accompanying Consolidated Statement of Operations.

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

The Venezuelan government (“Government”) has foreign currency exchange controls, which provide different exchange mechanisms that impact the Company’s ability to convert its BsF denominated monetary assets to U.S. dollars. During 2014, the Government launched a new currency exchange mechanism.  The Company began translating its BsF denominated net monetary assets at the rates determined in this market resulting in a loss of $16 million reported in Other charges, net in the Consolidated Statement of Operations in the year ended December 31, 2014.

In 2015 and 2016, the Government introduced additional exchange mechanisms.   As a result of the changes, Kodak recorded charges of $0 million and $2 million in the years ending December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, Kodak’s Venezuelan subsidiary had less than $1 million and approximately $1 million, respectively, of BsF denominated net monetary assets, composed primarily of cash and cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Kodak to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, restricted cash and derivative instruments.  Kodak places its cash, cash equivalents and restricted cash with high-quality financial institutions and limits the amount of credit exposure to any one institution.  With respect to receivables, such receivables arise from sales to numerous customers in a variety of industries, markets, and geographies around the world.  Receivables arising from these sales are generally not collateralized.  Kodak performs ongoing credit evaluations of its customers’ financial conditions, and maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.  Counterparties to the derivative instrument contracts are major financial institutions.  Kodak has not experienced non-performance by any of its derivative instruments counterparties.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation.  Kodak capitalizes additions and improvements while maintenance and repairs are charged to expense as incurred.  Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to net (loss) earnings.

Kodak calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

Estimated Useful Lives
Buildings and building improvements	5-40
Land improvements	4-20
Leasehold improvements	3-20
Equipment	3-20
Tooling	1-3
Furniture and fixtures	5-10

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

WORKERS’ COMPENSATION

Kodak self-insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported.   Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.  Refer to Note 6, “Other Current Liabilities” and Note 7, “Other Long-Term Liabilities” for the estimated liabilities.  Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries.  Estimated recoveries are not offset against the related accrual.  The amount recorded for the estimated recoveries at both December 31, 2016 and 2015 was $24 million and is reported in Other long-term assets in the Consolidated Statement of Financial Position.

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

RESEARCH AND DEVELOPMENT COSTS

R&D costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $9 million, $6 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Advertising expenses in 2016 included $4 million related to drupa 2016, a print industry trade show which occurs every four years.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2016 and 2015, see Note 14, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 (January 1, 2017 for Kodak).  Early adoption is permitted. Kodak early adopted ASU 2016-09 effective December 31, 2016.  The adoption of this guidance did not have a material impact on Kodak’s Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No.2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organizations’ ability to continue as a going concern.  ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016 (December 31, 2016 for Kodak), and interim periods within fiscal years beginning after December 15, 2016 (January 1,2017 for Kodak).  The adoption of this guidance did not have a material impact on the Company’s financial disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No: 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.  The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. The ASU will require entities to calculate a goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The ASU is effective prospectively for annual periods beginning after December 15, 2019, (January 1, 2020 for Kodak) with early adoption permitted for goodwill impairment tests performed after January 1, 2017.  Kodak anticipates adopting the standard in the first quarter of 2017.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  The new standard is effective for annual reporting periods beginning after December 15, 2017, (January 1, 2018 for Kodak) including interim reporting periods within those annual reporting periods.  Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  At December 31, 2016 and 2015, the Company held restricted cash of $44 million and $53 million, respectively.  The restricted cash balances are presented in Other current assets and Restricted cash in the Consolidated Statement of Financial Position based on the maturity dates of the related requirement.  Under the new guidance, changes in the Company’s restricted cash will be classified as either operating activities, investing activities or financing activities in the Consolidated Statement of Cash Flows, depending on the nature of the activities that gave rise to the restriction.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB deferred the effective date of ASU 2014-09. In 2016 the FASB issued ASU 2016-08, ASUs 2016-10 through 12 and ASU 2016-20 clarifying guidance regarding principle vs agent considerations, identification of performance obligations, analysis of licensing transactions, impairment considerations and disclosures. The new revenue standards are collectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allow either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application.

Kodak currently anticipates the adoption of this standard will not have a significant impact on its consolidated financial statements.  Kodak has not yet selected a transition method or determined the impact adoption of ASU 2014-09, including the new disclosure requirements will have on business processes, systems and controls.  The impact of ASU 2014-09 (including how it may impact contracts entered into during 2017 as well as emerging interpretations of the standard) will continue to be evaluated through the date of adoption.

NOTE 2:  RECEIVABLES, NET

	As of December 31,
(in millions)	2016	2015
Trade receivables	$266	$300
Miscellaneous receivables	33	50
Total (net of allowances of $8 and $10 as of December 31, 2016 and 2015, respectively)	$299	$350

Approximately $26 million and $28 million of the total trade receivable amounts as of December 31, 2016 and 2015, respectively, will potentially be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3:  INVENTORIES, NET

	As of December 31,
(in millions)	2016	2015
Finished goods	$124	$141
Work in process	55	61
Raw materials	57	61
Total	$236	$263

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET AND EQUIPMENT SUBJECT TO OPERATING LEASES, NET

	As of December 31,
(in millions)	2016	2015
Land	$84	$74
Buildings and building improvements	155	169
Machinery and equipment	374	445
Construction in progress	11	20
	624	708
Accumulated depreciation	(326)	(314)
Property, plant and equipment, net	$298	$394

Depreciation expense was $84 million, $113 million and $170 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which approximately $0 million, $8 million and $2 million, respectively, represented accelerated depreciation in connection with restructuring actions.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2016	2015
Equipment subject to operating leases	$29	$25
Accumulated depreciation	(16)	(12)
Equipment subject to operating leases, net	$13	$13

Minimum future rental revenues on operating leases with original terms of one year or longer are not significant to Kodak.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.  The Enterprise Inkjet Systems and Eastman Business Park segments do not have goodwill and are therefore not presented.

(in millions)	Print Systems	Micro 3D Printing and Packaging	Software and Solutions	Consumer and Film	Intellectual Property Solutions	Consolidated Total
Balance as of December 31, 2014	$56	$26	$6	$6	$2	$96
Impairment	—	(6)	—	—	(2)	(8)
Balance as of December 31, 2015	$56	$20	$6	$6	$—	$88
Impairment	—	—	—	—	—	—
Balance as of December 31, 2016	$56	$20	$6	$6	$—	$88

As of December 31, 2016, the Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Micro 3D Printing and Packaging segment has two goodwill reporting units: Packaging and Micro 3D Printing.  The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has three goodwill reporting units: Consumer Inkjet Solutions, Motion Picture, Industrial Chemicals and Films and Consumer Products.  The Enterprise Inkjet Systems segment, the Intellectual Property Solutions segment and the Eastman Business Park segment each have one goodwill reporting unit.

Based upon the results of Kodak’s December 31, 2016 annual impairment test, no impairment of goodwill is indicated.

Due to the change in Kodak’s reporting units as of January 1, 2015 and the delay in commercializing new technologies in the Micro 3D Printing reporting unit, Kodak concluded that the carrying value of the Micro 3D Printing reporting unit exceeded its implied fair value.  The fair value of the Micro 3D Printing reporting unit was estimated using the discounted cash flow method in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value.  Kodak recorded a pre-tax impairment charge of $6 million in the first quarter of 2015 that is included in Other operating expense, net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit.

Based upon the results of Kodak’s 2015 goodwill impairment analysis, Kodak concluded that the carrying value of the Intellectual Property Solutions reporting unit exceeded its implied fair value and recorded a pre-tax impairment charge of $2 million in the fourth quarter of 2015 that is included in Other operating expense (income), net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit. No impairment of goodwill was indicated for any other reporting units.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2016 and 2015 were as follows:

	As of December 31, 2016
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$75	$47	$28	2 years
Kodak trade name	40	—	40	Indefinite life
Customer-related	26	12	14	6 years
Other	2	—	2	22 years
Total	$143	$59	$84

	As of December 31, 2015
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$83	$38	$45	3 years
Kodak trade name	46	—	46	Indefinite life
Customer-related	37	11	26	7 years
Other	2	—	2	21 years
Total	$168	$49	$119

Based upon the results of Kodak’s December 31, 2016 impairment tests, no impairment of the Kodak trade name was indicated. In the first quarter of 2016, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  The pre-tax impairment charge of $5 million is included in Other operating expense, net in the Consolidated Statement of Operations.

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak wrote off intangible assets with a gross carrying amount of $14 million and accumulated amortization of $6 million.  An impairment charge of $8 million was recorded in Other operating expense, net in the Consolidated Statement of Operations.  Refer to Note 12, “Other Operating Expense, Net”.

In the second quarter of 2016, in two separate transactions, Kodak sold certain assets in the Design2Launch and brand protection businesses.  The assets sold included intangible assets with a gross carrying amount of $5 million and accumulated amortization of $2 million.

Amortization expense related to intangible assets was $18 million, $21 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2016 was as follows:

(in millions)
2017	$16
2018	12
2019	5
2020	4
2021	3
2022 and thereafter	4
Total	$44

NOTE 6:  OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2016	2015
Accrued employment-related liabilities	$47	$66
Deferred revenue	28	34
Accrued customer rebates	27	31
Accrued restructuring liabilities	8	11
Workers' compensation	8	12
Contingent consideration related to the sale of a business	7	4
Other	72	87
Total	$197	$245

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2016	2015
Workers compensation	$105	$113
Asset retirement obligations	43	47
Series A preferred stock conversion option	43	—
Contingent consideration related to the sale of a business	24	31
Deferred taxes	16	18
Environmental liabilities	12	13
Other	23	49
Total	$266	$271

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 8:  DEBT AND CAPITAL LEASES

Debt and capital leases and related maturities and interest rates were as follows at December 31, 2016 and 2015 (in millions):

				As of December 31,
				2016	2015
(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note	2017	7.59%	$2	$4
	Capital leases	Various	Various	$3	$2
				5	6

Non-current portion:
	Term note	2019	7.59%	396	400
	Term note	2020	11.04%	—	270
	VIE term loan	2035	6.07%	—	3
	Capital leases	Various	Various	6	6
				402	679
				$407	$685

Annual maturities of debt and capital leases outstanding at December 31, 2016, were as follows (in millions):

(in millions)	Carrying Value	Maturity Value
2017	$5	$5
2018	7	7
2019	393	397
2020	—	—
2021	—	—
2022 and thereafter	2	2
Total	$407	$411

On September 3, 2013, the Company entered into (i) a Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners.  Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and together with the Term Credit Agreements, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A. as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners.  Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”).  Net proceeds from the Term Credit Agreements were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs). The maturity date of the loan made under the First Lien Term Credit Agreement is the earlier to occur of (i) September 3, 2019 or (ii) the acceleration of such loan due to an event of default (as defined in the First Lien Term Credit Agreement).  The Second Lien Term Credit Agreement was prepaid and terminated on November 15, 2016.

The Credit Agreements limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments.  In addition to other customary affirmative covenants, the Credit Agreements provide for a periodic delivery by the Company of its various financial statements as set forth in the Credit Agreements.  Events of default under the Credit Agreements include, among others, failure to pay any loan, interest or other amount due under the applicable credit agreement, breach of specific covenants and a change of control of the Company.  Upon an event of default, the applicable lenders may declare the outstanding obligations under the applicable credit agreement to be immediately due and payable and exercise other rights and remedies provided for in such credit agreement.

The First Lien Loans bear interest at the rate of LIBOR plus 6.25% per annum, with a LIBOR floor of 1% or Alternate Base Rate (as defined in the First Lien Term Credit Agreement) plus 5.25%.  The Second Lien Loans interest was at the rate of LIBOR plus 9.5% per annum, with a LIBOR floor of 1.25% or Alternate Base Rate (as defined in the Second Lien Term Credit Agreement) plus 8.5%. Under the ABL Credit Agreement, the ABL Loans bore interest at the rate of LIBOR plus 2.75%-3.25% per annum or Base Rate (as defined in the ABL Credit Agreement) plus 1.75%-2.25% per annum, based on Excess Availability (as defined in the ABL Credit Agreement) until the ABL Credit Agreement was amended as discussed below.  Each existing and future direct or indirect U.S. subsidiary of the Company (other than immaterial subsidiaries, unrestricted subsidiaries and certain other subsidiaries) have agreed to provide unconditional guarantees of the obligations of the Company under the Credit Agreements. Subject to certain exceptions, obligations under the First Lien Term Credit Agreement are secured by: (i) a first lien on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral (as defined below), including a first lien on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (collectively the “Term Collateral”) and (ii) a second lien on the ABL Collateral. Obligations under the Asset Based Revolving Credit Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and (ii) a second lien on the Term Collateral.  The aggregate carrying value of the Term Collateral and ABL Collateral as of December 31, 2016 and 2015 was $$1,613 million and $$1,873 million, respectively.

The Company may voluntarily prepay the First Lien Loan.

As defined in the First Lien Term Credit Agreement, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits.  On July 7, 2016, Kodak prepaid $5 million of principal under the First Lien Term Credit Agreement from proceeds received from the sale of a business.  Under the terms of the First Lien Term Credit Agreement, the prepayment was applied first to the installment principal payments of $4 million due over the next twelve months, then ratably to the remaining scheduled payments.  The next scheduled installment principal payment is not due until September 30, 2017.

On an annual basis, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in the First Lien Term Credit Agreement, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in the First Lien Term Credit Agreement) to be less than $100 million or the Secured Leverage ratio is less than 2.25 to 1.00.  For the years ended December 31, 2015 and 2014, ECF was a negative amount, therefore, no prepayment was required in either 2016 or 2015.  For 2016, the Secured Leverage Ratio was below 2.25 to 1.00, therefore no prepayment of First Lien term debt is required in 2017.  Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loan.

Under the First Lien Term Credit Agreement, the Company is required to maintain a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the First Lien Term Credit Agreement is tested at the end of each quarter based on the prior four quarters.  The maximum Secured Leverage Ratio permitted under the First Lien Term Credit Agreement declined on June 30, 2015 from 3.75:1 to 3.25:1 and further declined on December 31, 2015 from 3.25:1 to 2.75:1, with no further adjustments for the remainder of the agreement.  As of December 31, 2016, Kodak was in compliance with all covenants under the First Lien Term Credit Agreement.

Senior Secured Second Lien Term Credit Agreement Note Repurchase, Prepayment and Termination

In accordance with the modified Dutch auction procedures in the Second Lien Term Credit Agreement, Kodak offered to repurchase up to $25 million of second lien term loans within a price range of 97% to 98.5% of par. As a result of this auction process, on September 14, 2016 Kodak repurchased an aggregate of $13 million of second lien term loans at a price of 98% of par, representing all second lien term loans with respect to which bids were received at prices within the range. The repurchased second lien term loans were automatically cancelled upon the repurchase pursuant to the terms of the Second Lien Term Credit Agreement.

On November 15, 2016, the Company used the net proceeds from the sale of the Series A Preferred Stock, together with cash on hand, to pay an aggregate amount of $263.2 million (the “Prepayment Amount”), comprised of the full principal amount of $262 million plus accrued interest, fees and other expenses owed to the lenders under the Second Lien Term Credit Agreement.  Upon the administrative agent’s receipt of the Prepayment Amount, the Second Lien Credit Agreement was terminated and the lenders’ security interest in any of the Company’s or its subsidiaries’ assets or property securing the Second Lien Credit Agreement was released.  Kodak recognized $4 million of expense in Loss on early extinguishment of debt in the Consolidated Statement of Operations, representing the balance of Second Lien Term Agreement stated discount remaining at the time of the prepayment.

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

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $116 million of letters of credit under the Amended Credit Agreement as of December 31, 2016.  The Company had approximately $20 million Excess Availability under the Amended Credit Agreement as of December 31, 2016 and approximately $16 million Borrowing Base Availability (as defined in the Prior Credit Agreement) under the Prior Credit Agreement as of December 31, 2015.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $19 million, as of December 31, 2016 (which $19 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.  Under the Prior Credit Agreement, Excess Availability also included Qualified Cash (not to exceed $15 million) and an Availability Block.

Under the Amended Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments (15% of lender commitments under the Prior Credit Agreement).  As of December 31, 2016 12.5% of lender commitments and Excess Availability were $18.75 million and $20 million, respectively.  As of December 31, 2015, 15% of lender commitments and Excess Availability were $30 million and $31 million, respectively.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2016, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.  As of December 31, 2016 Kodak was in compliance with all the covenants under the Amended Credit Agreement.

As of December 31, 2016 and 2015, Kodak had funded $25 million and $30 million, respectively, to the Eligible Cash account, held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted cash in the Consolidated Statement of Financial Position.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

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

The following table provides asset retirement obligation activity (in millions):

	For the Year Ended December 31,
	2016	2015
Asset Retirement Obligations at start of period	$47	$53
Liabilities incurred in the current period	2	1
Liabilities settled in the current period	(7)	(3)
Accretion expense	2	2
Revision in estimated cash flows	(1)	(6)
Foreign exchange impact	—	—
Asset Retirement Obligations at end of period	$43	$47

Other Commitments and Contingencies

The Company and its subsidiaries have entered into operating leases for various real estate and equipment needs.  Rental expense, net of minor sublease income, amounted to $26 million, $28 million and $36 million in the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had outstanding letters of credit of $116 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $5 million, surety bonds in the amount of $17 million, and restricted cash and deposits of $51 million, primarily to support compliance with the Excess Availability threshold under the ABL Credit Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities.  The restricted cash and deposits are recorded in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact Kodak’s results of operations or financial position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2016, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $59 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2015, Kodak has posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $73 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 10:  GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $13 million and the outstanding amount for those guarantees is $5 million.

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

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Further, the fair value of any right to indemnification granted during the year ended December 31, 2016 was not material to Kodak’s financial position, results of operations or cash flows.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  Kodak provides repair services and routine maintenance under these arrangements.  Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  The change in Kodak's deferred revenue balance in relation to these extended warranty and maintenance arrangements, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2014	$27
New extended warranty and maintenance arrangements	176
Recognition of extended warranty and maintenance arrangement revenue	(177)
Deferred revenue on extended warranties as of December 31, 2015	26
New extended warranty and maintenance arrangements	165
Recognition of extended warranty and maintenance arrangement revenue	(168)
Deferred revenue on extended warranties as of December 31, 2016	$23

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2016 and December 31, 2015 amounted to $112 million and $125 million, respectively.

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

Kodak’s foreign currency forward contracts are not designated as hedges, and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at December 31, 2016 and 2015 was approximately $340 million and $384 million, respectively.  The majority of the contracts of this type held by Kodak are denominated in Euros, British pounds, and Chinese renminbi.  The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net (loss) gain from derivatives not designated as hedging instruments	$(21)	$14	$10

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2016, 2015 or 2014.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2016 was not significant to Kodak.

In the event of a default under the Company’s Credit Agreements, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.

As discussed in Note 18, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder; the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization. Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative liability which is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative liability is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities.  Neither the gross fair value of the foreign currency forward contracts in an asset position nor the gross fair value of foreign currency contracts in a liability position were material as of December 31, 2016 or 2015.

The fair value of the embedded conversion features derivative liability is calculated using unobservable inputs (Level 3 fair measurements).  The value is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of fair value at issuance and December 31, 2016:

	Valuation Date
	November 15, 2016 (Issuance)	December 31, 2016
Total value of embedded derivative liability ($ millions)	$43	$43
Kodak's closing stock price	15.20	15.50
Expected stock price volatility	42.92%	42.85%
Risk free rate	1.68%	1.93%
Yield on the preferred stock	11.56%	11.38%

The fair values of long-term borrowings were $406 million and $592 million at December 31, 2016 and 2015, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates,

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2016.

The carrying values of cash and cash equivalents, restricted cash, and short-term borrowings and current portion of long-term debt approximate their fair values.

NOTE 12:  OTHER OPERATING EXPENSE, NET

	Year Ended December 31,
(in millions)	2016	2015	2014
Expense (income):
Asset impairments (1) (2) (3) (4) (5) (6)	$25	$8	$9
Legal settlements (7) (8)	(16)	—	—
Gains related to the sales of assets (9)	(9)	(6)	(3)
Deconsolidation of RED (10)	15	—	—
Gain recognized on assets acquired for no monetary consideration (11)	—	(3)	—
Other	1	3	3
Total	$16	$2	$9

(1)

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak concluded that the carrying value of property, plant and equipment associated with those operations exceeded their fair value and recorded pre-tax impairment charges of $12 million.

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

(5)	In the first quarter of 2015, Kodak recorded a goodwill impairment charge of $6 million related to the Micro 3D Printing reporting unit. Refer to Note 5, “Goodwill and Other Intangible Assets.”
(6)	In the fourth quarter of 2014, Kodak recorded an impairment charge of $9 million related to an in-process research and development intangible asset established as part of fresh start accounting.
(7)	In the first quarter of 2016, Kodak received $10 million representing net litigation proceeds from DuPont.
(8)	In the third quarter of 2016, Kodak settled a legal contingency and reduced the associated reserve by $6 million.
(9)

On June 30, 2016, Kodak sold certain assets of its brand protection business to eApeiron Solutions Inc. in exchange for cash consideration of approximately $6 million and an equity investment of 19.9%.  Kodak will account for this investment under the equity method of accounting.  Kodak recognized a gain of approximately $7 million on this transaction.

(10)	Refer to Note 1, “Summary of Significant Accounting Policies – Basis of Consolidation.”

(11)	Refer to Note 24, “Segment Information”, footnote 8 to the table entitled “Segment Operational EBITDA from Consolidated Loss from Continuing Operations Before Income Taxes.”

NOTE 13:  OTHER CHARGES, NET

	Year Ended December 31,
(in millions)	2016	2015	2014
Income (charges):
Interest income	$3	$1	$6
Loss on foreign exchange transactions (1)	(5)	(17)	(22)
Other	(2)	(5)	(5)
Total	$(4)	$(21)	$(21)

(1)

In 2016, 2015 and 2014 Kodak recorded charges of $0 million, $2 million and $16 million, respectively, from the remeasurement of its Venezuelan subsidiary’s monetary assets and liabilities.  Refer to Note 1, “Basis of Presentations and Significant Accounting Matters”, “Foreign Currency” section.

NOTE 14:  INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Earnings (loss) from continuing operations before income taxes:
U.S.	$(39)	$(136)	$(151)
Outside the U.S.	117	138	102
Total	$78	$2	$(49)
U.S. income taxes:
Current provision (benefit)	$1	$1	$(2)
Deferred provision	6	9	4
Income taxes outside the U.S.:
Current provision (benefit)	14	20	(1)
Deferred provision	11	—	7
State and other income taxes:
Current provision	—	—	1
Deferred provision	—	—	1
Total provision	$32	$30	$10

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Amount computed using the statutory rate	$27	$1	$(17)
Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	—	—	1
Unremitted foreign earnings	6	26	4
Operations outside the U.S.	19	25	95
Legislative rate changes	6	—	—
Valuation allowance	(67)	(83)	(127)
Tax settlements and adjustments, including interest	2	2	(5)
Discharge of debt and other reorganization related items	40	60	57
Other, net	(1)	(1)	2
Provision for income taxes	$32	$30	$10

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2016	2015
Deferred tax assets
Pension and postretirement obligations	$162	$187
Restructuring programs	1	3
Foreign tax credit	335	314
Inventories	10	14
Investment tax credit	71	80
Employee deferred compensation	41	46
Depreciation	63	62
Research and development costs	144	188
Tax loss carryforwards	435	380
Other deferred revenue	11	13
Other	80	112
Total deferred tax assets	$1,353	$1,399

Deferred tax liabilities
Leasing	$1	$1
Goodwill/Intangibles	48	49
Unremitted foreign earnings	76	121
Total deferred tax liabilities	125	171
Net deferred tax assets before valuation allowance	1,228	1,228
Valuation allowance	1,209	1,201
Net deferred tax assets	$19	$27

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
	2016	2015
Deferred income taxes (current)	$—	$22
Deferred income taxes (non-current)	35	23
Other long-term liabilities	(16)	(18)
Net deferred tax assets	$19	$27

As of December 31, 2016, Kodak had available domestic and foreign net operating loss carry-forwards for income tax purposes of approximately $1,657 million, of which approximately $499 million have an indefinite carry-forward period.  The remaining $1,158 million expire between the years 2017 and 2036.  As of December 31, 2016, Kodak had unused foreign tax credits and investment tax credits of $335 million and $71 million, respectively, with various expiration dates through 2031.

Utilization of post-emergence net operating losses and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in Kodak’s stock by more than 50 percentage points over a testing period (generally three years).

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has a deferred tax liability (net of related foreign tax credits) of $56 million and $102 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2016 and 2015, respectively.  Kodak has recorded a deferred tax liability of $20 million and $19 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2016 and 2015, respectively.

Kodak’s valuation allowance as of December 31, 2016 was $1,209 million.  Of this amount, $237 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $312 million, and $972 million related to Kodak’s net deferred tax assets in the U.S. of $916 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Kodak’s valuation allowance as of December 31, 2015 was $1,201 million.  Of this amount, $266 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $344 million, and $935 million related to Kodak’s net deferred tax assets in the U.S. of $884 million, for which Kodak believes it is not more likely than not that the assets will be realized.

The net deferred tax assets in excess of the valuation allowance of approximately $19 million and $27 million as of December 31, 2016 and 2015, respectively, relate primarily to net operating loss carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance as of January 1	$85	$92	$106
Tax positions related to the current year:
Additions	—	1	2
Tax positions related to prior years:
Additions	1	—	1
Reductions	(2)	(7)	(14)
Settlements with taxing jurisdictions	—	—	(1)
Lapses in statute of limitations	—	(1)	(2)
Balance as of December 31	$84	$85	$92

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  Kodak had approximately $23 million and $21 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2016 and 2015, respectively.

Kodak had uncertain tax benefits of approximately $36 million as of December 31, 2016 and 2015 that, if recognized, would affect the effective income tax rate.  Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position.  Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

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

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  Kodak has substantially concluded all U.S. federal and state income tax matters for years through 2012 with respective tax authorities.  With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2009 with respective foreign tax jurisdiction authorities.

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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the three years ended December 31, 2016 were as follows (in millions):

	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Accelerated Depreciation (1)	Total
Balance as of December 31, 2013	26	8	—	—	34
Charges - continuing operations	51	2	3	2	58
Charges - discontinued operations	3	—	—	—	3
Utilization/cash payments	(47)	(5)	(3)	(2)	(57)
Other adjustments & reclasses (2)	(11)	—	—	—	(11)
Balance as of December 31, 2014	22	5	—	—	27
Charges - continuing operations	32	4	1	8	45
Charges - discontinued operations	1	—	—	—	1
Utilization/cash payments	(36)	(5)	(1)	(8)	(50)
Other adjustments & reclasses (3)	(12)	—	—	—	(12)
Balance as of December 31, 2015	7	4	—	—	11
Charges - continuing operations	14	1	1	—	16
Utilization/cash payments	(14)	(2)	(1)	—	(17)
Other adjustments & reclasses (4)	(2)	—	—	—	(2)
Balance as of December 31, 2016	$5	$3	$—	$—	$8

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.
(2)

The $(11) million includes $(8) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities and $(3) million of foreign currency translation adjustments.

(3)

The $(12) million includes $(9) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities and $(3) million of foreign currency translation adjustments.

(4)	The $(2) million represents severance related charges for pension plan curtailments and special termination benefits, which were reclassified to Pension and other postretirement liabilities.

2014 Activity

The $61 million of charges for the year ended December 31, 2014 includes $2 million for accelerated depreciation which was reported in Cost of revenues, $56 million which was reported as Restructuring costs and other and $3 million which was reported in Loss from discontinued operations in the accompanying Consolidated Statement of Operations.

The 2014 severance costs related to the elimination of approximately 775 positions, including approximately 325 manufacturing/service, 350 administrative and 100 research and development positions.  The geographic composition of these positions included approximately 425 in the U.S. and Canada, and 350 throughout the rest of the world.

Severance relating to these initiatives was paid in periods through 2016 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will continue beyond 2016.

2015 Activity

The $46 million of charges for the year ended December 31, 2015 included $8 million for accelerated depreciation which was reported in Cost of revenues, $37 million which was reported as Restructuring costs and other and $1 million which was reported in Loss from discontinued operations in the accompanying Consolidated Statement of Operations.

The 2015 severance costs related to the elimination of approximately 600 positions, including approximately 250 manufacturing/service, 250 administrative and 100 research and development positions.  The geographic composition of these positions included approximately 275 in the U.S. and Canada, and 325 throughout the rest of the world.

Severance relating to these initiatives was paid in periods through 2016 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will continue beyond 2016.

2016 Activity

Restructuring actions taken in 2016 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the exit of Kodak’s silver metal mesh touch screen development, completion of the Leeds plate manufacturing facility exit, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2016 Kodak recorded $16 million of charges, including $1 million for inventory write-downs which was reported in Cost of revenues and $15 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2016 severance costs related to the elimination of approximately 200 positions, including approximately 100 administrative, 75 manufacturing/service, and 25 research and development positions.  The geographic composition of these positions included approximately 75 in the U.S. and Canada, and 125 throughout the rest of the world.

As a result of these initiatives, severance payments will continue through 2017 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid throughout 2017 and beyond.

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

Under this program, on a life-to-date basis as of December 31, 2016, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $3 million, accelerated depreciation charges of $10 million, and other exit costs of $2 million.

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

For U.S. employees hired prior to March 1999 KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings.  KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted in to the cash balance formula during a special election period.  Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”).  The Cash Balance Plan credits employees' hypothetical accounts with an amount equal to either 7% or 8% of their pay, plus interest based on the 30-year Treasury bond rate.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended December 31, 2016		Year Ended December 31, 2015
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$4,099	$800	$4,438	$918
Service cost	12	3	17	3
Interest cost	113	14	148	17
Benefit payments	(395)	(48)	(478)	(51)
Actuarial loss (gain)	76	61	(35)	(24)
Special termination benefits	3	—	9	—
Currency adjustments	—	(14)	—	(63)
Projected benefit obligation at end of period	$3,908	$816	$4,099	$800

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,793	$728	$4,160	$795
Gain on plan assets	255	19	111	31
Employer contributions	—	4	—	4
Benefit payments	(395)	(48)	(478)	(51)
Currency adjustments	—	(10)	—	(51)
Fair value of plan assets at end of period	$3,653	$693	$3,793	$728

Under Funded Status at end of period	$(255)	$(123)	$(306)	$(72)

Accumulated benefit obligation at end of period	$3,907	$806	$4,098	$792

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$—	$34	$—	$39
Pension and other postretirement liabilities	(255)	(157)	(306)	(111)
Net amount recognized	$(255)	$(123)	$(306)	$(72)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	As of December 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$3,908	$541	$4,099	$524
Accumulated benefit obligation	3,907	532	4,098	516
Fair value of plan assets	3,653	384	3,793	412

Amounts recognized in accumulated other comprehensive (loss) income for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$39	$4	$50	$4
Net actuarial loss	(356)	(76)	(285)	(6)
Total	$(317)	$(72)	$(235)	$(2)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows (in millions):

	Year Ended December 31,
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established (loss) gain	$(83)	$(70)	$(126)	$25	$(255)	$(46)
Newly established prior service credit	—	—	—	—	61	—
Amortization of:
Prior service credit	(7)	—	(8)	—	(3)	—
Net actuarial loss	7	—	—	2	—	—
Net loss recognized in expense due to settlements	—	—	—	—	10	—
Transfers	—	—	—	—	—	1
Total (loss) income recognized in Other comprehensive income	$(83)	$(70)	$(134)	$27	$(187)	$(45)

The Company expects to recognize $7 million of prior service credits and $3 million of net actuarial losses as components of net periodic benefit cost over the next year.

Pension income for all defined benefit plans included (in millions):

	Year Ended December 31,
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$3	$17	$3	$18	$4
Interest cost	113	14	148	17	176	30
Expected return on plan assets	(262)	(28)	(272)	(30)	(295)	(38)
Amortization of:
Prior service credit	(7)	—	(8)	—	(3)	—
Actuarial loss	7	—	—	2	—	—
Pension income before special termination benefits and settlements	(137)	(11)	(115)	(8)	(104)	(4)
Special termination benefits	3	—	9	—	8	—
Settlement losses	—	—	—	—	10	—
Net pension income for major defined benefit plans	(134)	(11)	(106)	(8)	(86)	(4)
Other plans including unfunded plans	—	(2)	—	4	—	8
Net pension income	$(134)	$(13)	$(106)	$(4)	$(86)	$4

Beginning in 2016, Kodak changed the method used to estimate the service and interest cost components of the net periodic pension costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Prior to 2016, the service and interest costs were determined using a single weighted-average discount rate based on the AA yield curves used to measure the benefit obligation at the measurement date. Kodak changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. Kodak accounted for this change prospectively as a change in estimate beginning in the first quarter of 2016.

As a result of the methodology change, the 2016 interest cost for the major U.S. and non-U.S. defined benefit pension plans decreased by approximately $31 million and $4 million, respectively. The methodology change did not have a material impact on service cost for Kodak’s major defined benefit plans.

The pension income before special termination benefits and settlements reported above for the years ended December 31, 2015 and 2014 each include $1 million which is reported as Loss from discontinued operations.

The special termination benefits of $3 million, $9 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively, were incurred as a result of Kodak's restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.74%	2.04%	3.89%	2.50%	3.50%	2.09%
Salary increase rate	3.43%	1.99%	3.37%	1.91%	3.34%	1.95%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	3.49%	2.81%	3.50%	2.09%	4.19%	3.34%
Effective rate for interest cost	2.82%	1.90%	3.50%	2.09%	4.19%	3.34%
Salary increase rate	3.37%	1.91%	3.34%	1.95%	3.37%	2.62%
Expected long-term rate of return on plan assets	7.40%	4.65%	7.40%	4.69%	7.63%	4.93%

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

The total plan assets attributable to the major U.S. defined benefit plans at December 31, 2016 relate to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  A review of the EROA as of December 31, 2016, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 7.0%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2016.  The annual expected return on plan assets for the major non-U.S. pension plans range from 2.6% to 5.6% based on the plans’ respective asset allocations as of December 31, 2016.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  Foreign currency contracts and swaps are used to partially hedge foreign currency risk.  Additionally, Kodak’s major defined benefit pension plans invest in government bond futures and long duration investment grade bonds to partially hedge the liability risk of the plans.  As of December 31, 2016 and 2015, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2016	2015	2016 Target
Asset Category
Equity securities	16%	15%	12-18%
Debt securities	33%	35%	32-38%
Real estate	3%	3%	0-6%
Cash and cash equivalents	3%	1%	0-6%
Global balanced asset allocation funds	14%	13%	10-20%
Other	31%	33%	25-35%
Total	100%	100%

The Company's weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2016	2015	2016 Target
Asset Category
Equity securities	3%	3%	1-10%
Debt securities	33%	35%	25-35%
Real estate	0%	0%	0-6%
Cash and cash equivalents	2%	3%	0-6%
Global balanced asset allocation funds	4%	6%	0-10%
Other	58%	53%	55-65%
Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2016 and 2015 are presented in the tables below for Kodak’s major defined benefit plans.  Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.  Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

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

Major U.S. Plans

December 31, 2016

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$1	$—	$—	$106	$107

Equity Securities	—	—	—	582	582

Debt Securities:
Government Bonds	—	—	—	849	849
Investment Grade Bonds	—	373	—	—	373

Real Estate	—	—	32	84	116

Global Balanced Asset Allocation Funds	—	—	—	511	511

Other:
Absolute Return	—	—	—	457	457
Private Equity	—	—	14	645	659
Derivatives with unrealized gains	(1)	—	—	—	(1)
	$—	$373	$46	$3,234	$3,653

Major U.S. Plans

December 31, 2015

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$32	$34

Equity Securities	—	—	—	571	571

Debt Securities:
Government Bonds	—	—	—	924	924
Investment Grade Bonds	—	382	—	—	382

Real Estate	—	—	34	96	130

Global Balanced Asset Allocation Funds	—	—	—	492	492

Other:
Absolute Return	—	—	—	487	487
Private Equity	—	—	24	744	768
Derivatives with unrealized gains	5	—	—	—	5
	$7	$382	$58	$3,346	$3,793

For Kodak’s major U.S. defined benefit pension plans, equity investments are invested broadly in U.S. equity, developed international equity, and emerging markets.  Fixed income investments are comprised primarily of long duration U.S. Treasuries and investment-grade corporate bonds.  Real estate investments primarily include investments in limited partnerships that invest in office, industrial, retail and apartment properties.  Global Balanced Asset Allocation investments are commingled funds that hold a diversified portfolio of passive market exposures, including equities, debt, currencies and commodities.  Absolute return investments are comprised of a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies held separate from the derivative-linked hedge funds described later in this footnote. Private equity investments are primarily comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital, leveraged buyouts and special situations.  Natural resource investments in oil and gas partnerships and timber funds are also included in this category.

Major Non-U.S. Plans

December 31, 2016

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$3	$—	$—	$9	$12

Equity Securities	—	7	—	11	18

Debt Securities:
Government Bonds	—	16	—	86	102
Inflation-Linked Bonds	—	—	—	5	5
Investment Grade Bonds	—	59	—	51	110
Global High Yield & Emerging Market Debt	—	4	—	11	15

Real Estate	—	3	—	—	3

Global Balanced Asset Allocation Funds	—	—	—	29	29

Other:
Absolute Return	—	2	—	8	10
Private Equity	—	2	—	55	57
Insurance Contracts	—	335	—	—	335
Derivatives with unrealized losses	(3)	—	—	—	(3)
	$—	$428	$—	$265	$693

Major Non-U.S. Plans

December 31, 2015

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$5	$—	$—	$16	$21

Equity Securities	—	6	—	16	22

Debt Securities:
Government Bonds	—	39	—	117	156
Inflation-Linked Bonds	—	—	—	3	3
Investment Grade Bonds	—	45	—	45	90
Global High Yield & Emerging Market Debt	—	—	—	3	3

Real Estate	—	2	—	—	2

Global Balanced Asset Allocation Funds	—	—	—	47	47

Other:
Absolute Return	—	4	—	8	12
Private Equity	—	—	—	61	61
Insurance Contracts	—	311	—	—	311
Derivatives with unrealized gains	2	—	—	—	2
Derivatives with unrealized losses	(2)	—	—	—	(2)
	$5	$407	$—	$316	$728

For Kodak’s major non-U.S. defined benefit pension plans, equity investments are invested broadly in local equity, developed international and emerging markets.  Fixed income investments are comprised primarily of government and investment grade corporate bonds.  Real estate investments primarily include investments in limited partnerships that invest in office, industrial, and retail properties.  Global Balanced Asset Allocation investments are commingled funds that hold a diversified portfolio of passive market exposures, including equities, debt, currencies and commodities.  Absolute return investments are comprised of a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies held separate from the derivative-linked hedge funds described late in this footnote.  Private equity investments are comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital and leveraged buyouts.  Insurance contracts are typically annuities from life insurance companies covering specific pension obligations.

For Kodak’s major defined benefit pension plans, certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts.  Investments in derivatives are used to obtain desired exposure to a particular asset, index or bond duration and require only a portion of the total exposure to be invested as cash collateral.  In instances where exposures are obtained via derivatives, the majority of the exposure value is available to be invested, and is typically invested, in a diversified portfolio of hedge fund strategies that generate returns in addition to the return generated by the derivatives.  Of the December 31, 2016 investments shown in the major U.S. plans table above, 10% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 23% of the total pension assets represented U.S. government bond exposure, at 18 years target duration, obtained via derivatives and are reported in government bonds.  Of the December 31, 2015 investments shown in the major U.S. plans table above, 10% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 24% of the total pension assets represented U.S. government bond exposure, at 18 years target duration, obtained via derivatives and are reported in government bonds.

Of the December 31, 2016 investments shown in the major Non-U.S. plans table above, 0% and 9% of the total pension assets represented derivative exposures to equity securities and government bonds (at 13 years target duration) and are reported in those respective classes.  Of the December 31, 2015 investments shown in the major Non-U.S. plans table above, 0% and 12% of the total pension assets represented derivative exposures to equity securities and government bonds (at 13 years target duration), respectively, and are reported in those respective classes.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans:

	U.S.
(in millions)	Balance at January 1, 2016	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2016
Real Estate	$34	$7	$(9)	$—	$32
Private Equity	24	(6)	(4)	—	14
Total	$58	$1	$(13)	$—	$46

	U.S.
(in millions)	Balance at January 1, 2015	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2015
Real Estate	$41	$6	$(13)	$—	$34
Private Equity	28	1	(5)	—	24
Total	$69	$7	$(18)	$—	$58

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

	U.S.	Non-U.S.
2017	$340	$46
2018	328	46
2019	318	45
2020	309	45
2021	297	44
2022 - 2026	1,336	207

NOTE 17:  OTHER POSTRETIREMENT BENEFITS

Kodak provides continued access to medical and dental benefits through lifetime COBRA coverage for certain eligible U.S. retirees and long-term disability recipients who elected such coverage, along with their spouses, dependents and survivors. In Canada, Kodak provides medical, dental, life insurance, and survivor income benefits to eligible retirees.  In the U.K., Kodak provides medical benefits to eligible retirees.  The other postretirement benefit plans in the U.S., Canada, and the U.K. are closed to new participants. Information on the U.S., Canada and U.K. other postretirement plans is presented below.

The measurement date used to determine the net benefit obligation for Kodak's other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
	2016	2015
Net benefit obligation at beginning of period	$78	$86
Interest cost	2	3
Plan participants’ contributions	5	7
Actuarial loss (gain)	1	(8)
Benefit payments	(10)	(12)
Currency adjustments	(2)	2
Net benefit obligation at end of period	$74	$78

Underfunded status at end of period	$(74)	$(78)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
	2016	2015
Other current liabilities	$(5)	$(5)
Pension and other postretirement liabilities	(69)	(73)
	$(74)	$(78)

Amounts recognized in Accumulated other comprehensive loss consist of (in millions):

	As of December 31,
	2016	2015
Net actuarial gain	$(5)	$(8)

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
	2016	2015
Newly established loss (gain)	$1	$(8)
Amortization of:
Net actuarial gain	2	-
Total loss (gain) recognized in Other comprehensive (loss) income	$3	$(8)

Other postretirement benefit cost included:

	Year Ended December 31,
	2016	2015	2014
Components of net postretirement benefit cost:
Service cost	$—	$—	$—
Interest cost	2	3	4
Amortization of:
Actuarial gain	(2)	—	—
Other postretirement benefit cost from continuing operations	$—	$3	$4

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	Year Ended December 31,
	2016	2015
Discount rate	3.44%	3.60%
Salary increase rate	2.35%	1.80%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2016	2015	2014
Effective rate for interest cost	2.85%	3.49%	4.28%
Salary increase rate	1.80%	2.60%	2.50%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2016	2015
Healthcare cost trend	5.68%	5.81%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.38%	4.21%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed healthcare cost trend rates effect the amounts reported for the healthcare plans.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(4)

The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2017	$5
2018	4
2019	4
2020	4
2021	4
2022-2026	19

NOTE 18: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share pursuant to a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), dated November 7, 2016.  The Company received net proceeds of $198 million after issuance costs.

The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  The $2 million in issuance costs originally reduced the carrying value of the Series A Preferred Stock and is being accreted using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

Dividend and Other Rights

On November 14, 2016, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series A Preferred Stock which became effective upon filing.  The Series A Preferred Stock ranks senior to the Company’s common stock (“Common Stock”) with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series A Preferred Stock has a liquidation preference of $100 per share, and the holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum. The Company declared a cash dividend of approximately $2 million in December 2016, which was paid on January 17, 2017.  The accrual for the cash dividend declared is included in Other current liabilities in the accompanying Consolidated Statement of Financial Position as of December 31, 2016.

Holders of Series A Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as-converted basis, except where a separate class vote is required by law.  Holders of Series A Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

The Purchasers have the right to nominate members to the Company’s board of directors proportional to their ownership on an as converted basis, which initially allows the Purchasers to nominate two members to the board.  If dividends on any Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of Series A Preferred Stock, voting with holders of all other preferred stock of the Company whose voting rights are then exercisable, will be entitled to vote for the election of two additional directors in the next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside.  The nomination right of the Purchasers will be reduced by two nominees at any time the holders of Series A Preferred Stock have the right to elect, or participate in the election of, two additional directors.

Conversion Features

Each share of Series A Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion rate of 5.7471 (equivalent to an initial conversion price of $17.40 per share of Common Stock).  If a holder elects to convert any shares of Series A Preferred Stock during a specified period in connection with a fundamental change (as defined in the Certificate of Designations), the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a payment in respect of accumulated dividends. If a holder elects to convert any shares of Series A Preferred Stock during a specified period following a reorganization event (as defined in the Certificate of Designations), such holder can elect to have the conversion rate adjusted. In addition, the Company will have the right to require holders to convert any shares of Series A Preferred Stock in connection with certain reorganization events, in which case the conversion rate will be adjusted under certain circumstances.  If shares of Series A Preferred Stock are not converted in connection with a reorganization event, such shares will become convertible into the exchanged property from the reorganization event.

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

The initial conversion rate and the corresponding conversion price are subject to customary anti-dilution adjustments as well as an adjustment if the Company is obligated to make a cash payment under the settlement agreement relating to the remediation of historical environmental liabilities at EBP, as discussed in Note 10, “Guarantees”.

The Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price is increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis at fair value as a single derivative liability.  The Company allocated $43 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The derivative liability is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations.  The fair value of the derivative liability as of December 31, 2016 was $43 million and is included within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs) is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

Redemption Features

If any shares of Series A Preferred Stock have not been converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock, the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends.  As the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument, the redemption feature is considered to be clearly and closely related to the host contract and therefore was not required to be separated from the Series A Preferred Stock.

Series A Registration Rights Agreement

On November 15, 2016, the Company, Southeastern and the Purchasers entered into a Registration Rights Agreement (the “Series A Registration Rights Agreement”), pursuant to which the Company agreed to register under the Securities Act and take certain actions with respect to the offer and sale by the Purchasers of shares of Series A Preferred Stock purchased by the Purchasers and shares of Common Stock issuable upon conversion of the Series A Preferred Stock and issuable pursuant to the terms of the Series A Preferred Stock (the “Series A registrable securities”).

Pursuant to the Registration Rights Agreement, the Company has filed with the SEC a shelf registration statement on Form S-3 that relates to the resale of the Series A registrable securities. The Company expects such registration statement to be declared effective by the SEC in due course.  Upon the written demand of the relevant Purchaser(s), the Company will facilitate a “takedown” of Series A registrable securities off of the registration statement but the Purchaser(s) may not, individually or collectively, make more than four demands in the aggregate. Any demand for an underwritten offering of Series A Preferred Stock must have an aggregate market value (based on the most recent closing price of the Common Stock into which the Series A Preferred Stock is convertible at the time of the demand) of at least $75 million.

The Series A Registration Rights Agreement does not entitle the Purchasers to piggyback registration rights.  The Series A Registration Rights Agreement is binding upon the parties thereto and their successors and will inure to the benefit of each Purchaser and its successors and permitted assigns. Neither party may assign the Series A Registration Rights Agreement without the prior written consent of the other party.

NOTE 19:  EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the year ended December 31, 2016 follows (in millions):

Earnings from continuing operations attributable to Eastman Kodak Company	$45
Less: Series A convertible preferred stock cash dividend	(2)
Less: Series A convertible preferred stock deemed dividend	(1)
Earnings from continuing operations available to common shareholders - basic and diluted	42

Net income attributable to Eastman Kodak Company	$15
Less: Series A convertible preferred stock cash dividend	(2)
Less: Series A convertible preferred stock deemed dividend	(1)
Net income available to common shareholders - basic and diluted	12

Weighted-average common shares outstanding - basic	42.2
Effect of dilutive securities:
Unvested share-based awards	0.3
Weighted-average common shares outstanding - diluted	42.5

The computation of diluted earnings per share for the year ended December 31, 2016 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93, (3) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and (4) the assumed conversion of 2.2 million outstanding employee stock options because they would have been anti-dilutive.

As a result of the net loss from continuing operations for the years ended December 31, 2015 and December 31, 2014 Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak had reported earnings from continuing operations for the years ended December 31, 2015 and December 31, 2014, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

	Year Ended December 31,
(in millions of shares)	2015	2014
Unvested share-based awards	0.2	0.1
Warrants to purchase common shares	0.3	1.5
Total	0.5	1.6

The computation of diluted earnings per share for the years ended December 31, 2015 and 2014 also excluded outstanding employee stock options of 1.6 million and  0.8 million, respectively, because the effects would have been anti-dilutive.

NOTE 20:  STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (the “2013 Plan”).  The 2013 Plan is administered by the Executive Compensation Committee of the Board of Directors.

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards.  Stock options are generally non-qualified, are at exercise prices equal to the closing price of Kodak’s stock on the date of grant and expire seven years after the grant date.  Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Executive Compensation Committee.  Awards are subject to settlement in newly-issued shares of common stock.  Unless sooner terminated by the Executive Compensation Committee, no awards may be granted under the 2013 Plan after the tenth anniversary of the Effective Date.

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

Restricted Stock Units

Restricted stock units are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost related to restricted stock units was $5 million for the year ended December 31, 2016 and $7 million for the years ended December 31, 2015 and 2014.

The weighted average grant date fair value of restricted stock unit awards granted for the years ended December 31, 2016, 2015 and 2014 was $13.85, $14.86 and $24.16, respectively.  The total fair value of restricted stock units that vested in the years ended December 31, 2016, 2015 and 2014 was $7 million, $5 million and $2 million, respectively.  As of December 31, 2016, there was $4 million of unrecognized compensation cost related to restricted stock units.  The cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2016:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2015	774,545	$19.13
Granted	331,195	13.85
Vested	395,577	18.89
Forfeited	58,619	19.40
Outstanding on December 31, 2016	651,544	16.57

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2016:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding on December 31, 2015	1,520,795	$18.89
Granted	824,540	13.84
Exercised	5,797	13.76
Forfeited	125,079	17.47
Outstanding on December 31, 2016	2,214,459	17.10	5.67	$2
Exercisable on December 31, 2016	717,095	20.28	5.01	-
Expected to vest December 31, 2016	1,497,364	15.58	5.99	2

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of 2016.  The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options.

The weighted average grant date fair value of options granted for the years ended December 31, 2016, 2015 and 2014 was $5.56, $5.94 and $7.74, respectively.  The total fair value of options that vested during the year ended December 31, 2016 and 2015 was $3 million and $2 million, respectively.  No options vested during the year ended December 31, 2014.  Compensation cost related to stock options for the years ended December 31, 2016, 2015 and 2014 was $4 million, $4 million and $1 million, respectively.

As of December 31, 2016, there was $5 million of unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 1.6 years.

Kodak utilizes the Black-Scholes option valuation model to estimate the fair value of stock options.  Public trading of the Company’s common stock began on September 23, 2013, providing limited historical data upon which to base assumptions.  The expected term of options granted is the period of time the options are expected to be outstanding and is calculated using a simplified method based on the option’s vesting period and original contractual term.  Until late in 2016 the Company estimated expected volatility by taking the average of the historical volatility of the Company’s stock (measured using the daily closing stock prices since public trading in the Company’s stock began) and the implied volatility of exchange traded options on the Company’s equity over the two-week period prior to the valuation date.  The Company now uses only the historical volatility of the Company’s stock to estimate expected volatility. The risk-free rate was based on the yield on U.S. Treasury notes with a term equal to the option’s expected term.

The following inputs were used for the valuation of option grants issued in each year:

	Year Ended December 31,
	2016	2015	2014
Weighted-average fair value of options granted	$5.56	$5.94	$7.74
Weighted-average risk-free interest rate	1.32%	1.46%	1.46%
Range of risk-free interest rates	0.93% - 1.96%	1.26% - 1.60%	1.39% - 1.51%
Weighted-average expected option lives	4.6 years	4.5 years	4.5 years
Expected option lives	4.5 - 4.9 years	4.5 years	4.5 years
Weighted-average volatility	47%	46%	39%
Range of expected volatilities	44% - 51%	40% - 49%	36% - 42%
Weighted-average expected dividend yield	0.0%	0.0%	0.0%

Stock-based Awards Classified as Liabilities

 Kodak settled a portion of its 2015 incentive compensation plans in 2016 with 188,584 shares of common stock with a pre-tax fair value of $2 million on the date of issuance.  The shares were issued under the 2013 Omnibus Incentive Plan.  Stock compensation expense associated with the incentive compensation plans was approximately $5 million for the year ended December 31, 2015.

NOTE 21: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2016 there were 42.4 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.  As of December 31, 2015 there were 42.0 million shares of common stock outstanding and no shares of preferred stock issued and outstanding.

Net Share Settled Warrants

Upon emergence from bankruptcy in September 2013, the Company issued to the holders of general unsecured claims and the retiree settlement unsecured claim net-share settled warrants to purchase: (i) 2.1 million shares of common stock at an exercise price of $14.93 and (ii) 2.1 million shares of common stock at an exercise price of $16.12. The warrants are classified as equity instruments and reported within Additional paid in capital in the Consolidated Statement of Financial Position at their fair value at emergence ($24 million).  As of December 31, 2016, there were warrants outstanding to purchase 3.6 million shares of common stock.

Treasury Stock

During the years ended December 31, 2016 and 2015, the Company repurchased shares of common stock for approximately $3 million and $1 million, respectively, to satisfy tax withholding obligations in connection with the issuance of stock to employees under the 2013 Plan. Treasury stock consisted of approximately 0.5 million shares and 0.3 million shares at December 31, 2016 and 2015, respectively.

Backstop Registration Rights Agreement

Upon emergence from bankruptcy on September 3, 2013, the Company and GSO Capital Partners LP, on behalf of various managed funds, BlueMountain Capital Management, LLC, on behalf of various managed funds, George Karfunkel, United Equities Commodities Company, Momar Corporation and Contrarian Capital Management, LLC, on behalf of Contrarian Funds, LLC (collectively, the “Backstop Parties”) executed a registration rights agreement (the “Backstop Registration Rights Agreement”). The Backstop Registration Rights Agreement, among other rights, provides the Backstop Parties with certain registration rights with respect to common stock offered to the Backstop Parties (and other eligible creditors) as part of a rights offering (the “Backstop registrable securities”).  A portion of the shares issued in the rights offerings are restricted securities for purposes of Rule 144 under the Securities Act of 1933 and may not be offered, sold or otherwise transferred absent registration under the Securities Act of 1933 or an applicable exemption from registration requirements.

Stockholders holding Backstop registrable securities representing 10% of the outstanding common stock at emergence may require the Company to facilitate a registered offering of Backstop registrable securities (such offering, the “Initial Registration”). The Backstop registrable securities requested to be sold in the Initial Registration must have an aggregate market value of at least $75 million.  On October 20, 2016, the Initial Registration, in the form of a shelf registration statement registering all Backstop registerable securities, was declared effective by the SEC.

Following the Initial Registration, stockholders holding 10% or more of the outstanding Backstop registrable securities may demand that the Company file a shelf registration statement and effectuate one or more takedowns off of such shelf, or, if a shelf is not available, effectuate one or more stand-alone registered offerings, provided that such non-shelf registered offerings or shelf takedowns may not be requested more than four times and, in each case, shall include shares having an aggregate market value of at least $75 million. Beginning on the second anniversary of the Effective Date, upon request of a stockholder, the Company shall amend its existing shelf registration statement to register additional Backstop registrable securities as set forth in the Registration Rights Agreement. Stockholders also have the right to include their Backstop registrable securities in the Initial Registration or any other non-shelf registered offering or shelf takedown of the common stock by the Company for its own account or for the account of any holders of common stock.

NOTE 22:  OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

		Year Ended December 31,
(in millions)		2016	2015	2014
Currency translation adjustments		$(29)	$(35)	$(33)

Reclassification adjustment for (gains) losses included in Other charges, net, before tax		(2)	2	—
Reclassification adjustment for (gains) losses included in Other charges, net, net of tax		(2)	2	—

Pension and other postretirement benefit plan changes
Newly established prior service credit		—	4	61
Newly established net actuarial loss		(148)	(88)	(278)
Tax benefit (provision)		14	(5)	7
Newly established prior service credit and net actuarial loss, net of tax		(134)	(89)	(210)
Reclassification adjustments:
Amortization of prior service credit	(a)	(7)	(8)	(3)
Amortization of actuarial losses (gains)	(a)	1	(2)	1
Recognition of (gains) losses due to settlements and curtailments	(a)	(1)	1	10
Total reclassification adjustments		(7)	(9)	8
Tax provision		1	—	—
Reclassification adjustments, net of tax		(6)	(9)	8
Pension and other postretirement benefit plan changes, net of tax		(140)	(98)	(202)
Other comprehensive loss		$(171)	$(131)	$(235)

(a)	Reclassified to Pension (income) expense - refer to Note 16, "Retirement Plans" and Note 17, "Other Postretirement Benefits" for additional information.

NOTE 23:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of December 31,
(in millions)	2016	2015
Currency translation adjustments	$(96)	$(67)
Available for sale securities	-	2
Pension and other postretirement benefit plan changes	(342)	(202)
Ending balance	$(438)	$(267)

NOTE 24:  SEGMENT INFORMATION

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

All Other: All Other is composed of Kodak’s consumer film business in countries where that business had not yet transferred ownership to the KPP Purchasing Parties (as defined in Note 26 “Discontinued Operations”) and the RED utilities variable interest entity until deconsolidation in December 2016, (refer to Note 1 “Summary of Significant Accounting Policies – Basis of Consolidation”).

Segment financial information is shown below. Asset information by segment is not disclosed as this information is not separately identified and reported to the Chief Operating Decision Maker (“CODM”).

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2016	2015	2014
(in millions)
Print Systems	$1,018	$1,106	$1,257
Micro 3D Printing and Packaging	132	128	130
Software and Solutions	86	112	108
Consumer and Film	216	265	352
Enterprise Inkjet Systems	76	84	115
Intellectual Property Solutions	—	1	70
Eastman Business Park	15	13	14
Consolidated total	$1,543	$1,709	$2,046

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the table below, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision (benefit) for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; overhead costs no longer absorbed by discontinued operations; stock-based compensation expense; the 2015 changes in the U.S. vacation benefits; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating expense, net (unless otherwise indicated); loss on early extinguishment of debt; interest expense; other charges, net and reorganization items, net.

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

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2016	2015	2014
Print Systems	$105	$99	$94
Micro 3D Printing and Packaging (8)	12	11	—
Software & Solutions	4	9	3
Consumer & Film	16	52	66
Enterprise Inkjet Systems	19	20	35
Intellectual Property Solutions	(14)	(22)	40
Eastman Business Park	2	2	1
Total of reportable segments	144	171	239
All Other (1)	3	4	4
Corporate components of pension and OPEB income (2)	161	133	110
Depreciation and amortization	(102)	(134)	(191)
Restructuring costs and other	(16)	(37)	(56)
Overhead supporting, but not directly absorbed by discontinued operations (3)	(15)	(21)	(30)
Stock-based compensation	(8)	(17)	(8)
Change in U.S. vacation benefits (4)	—	16	—
Consulting and other costs (5)	(5)	(14)	(7)
Idle costs (6)	(3)	(3)	(4)
Manufacturing costs originally planned to be absorbed by silver halide touch screen production (7)	(3)	(2)	(1)
Other operating expense, net excluding gain related to Unipixel termination (8)	(16)	(5)	(9)
Interest expense (9)	(60)	(63)	(62)
Loss on early extinguishment of debt, net (9)	(4)	—	—
Other charges, net (9)	(4)	(21)	(21)
Reorganization items, net (9)	6	(5)	(13)
Consolidated earnings (loss) from continuing operations before income taxes	$78	$2	$(49)

(1)	RED utilities variable interest entity (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
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
(4)

In the fourth quarter of 2015, Kodak changed the timing of when affected U.S. employees earn their vacation benefits, which reduced Kodak’s obligation to employees and the related accrual by $17 million as of December 31, 2015.   The reduction in the accrual impacted gross profit by approximately $9 million, SG&A by approximately $5 million, R&D by approximately $2 million, and discontinued operations by $1 million.

(5)

Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives in 2016 and 2015.   The costs in 2014 primarily represent the cost of AlixPartners filling interim executive positions which are not captured within “Reorganization items, net” as well as consulting services provided by former executives during transitional periods.

(6)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

(7)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.

(8)

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

(9)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $8 million in both 2016 and 2015, primarily driven by changes in discount rates.  The reduction in reserves impacted gross profit by approximately $4 million, SG&A by approximately $3 million and R&D by approximately $1 million in both years.  In 2014, Kodak increased workers’ compensation reserves by $6 million, which impacted gross profit by approximately $3 million, SG&A by approximately $2 million and R&D by approximately $1 million.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2016	2015	2014
Print Systems	$9	$9	$9
Micro 3D Packaging & Printing	7	9	9
Software & Solutions	1	2	2
Consumer & Film	1	1	1
Consolidated total	$18	$21	$21

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2016	2015	2014
Print Systems	$36	$39	$51
Micro 3D Packaging & Printing	7	6	8
Software & Solutions	2	1	2
Consumer & Film	15	30	65
Enterprise Inkjet Systems	3	5	8
Intellectual Property Solutions	1	2	8
Eastman Business Park	4	6	11
Sub-total	68	89	153
Other	16	16	15
Restructuring-related depreciation	-	8	2
Consolidated total	$84	$113	$170

Geographic Information

(in millions)	Year Ended December 31,
Net sales to external customers attributed to (1):	2016	2015	2014
The United States	$520	$588	$728
Europe, Middle East and Africa	519	569	698
Asia Pacific	373	376	433
Canada and Latin America	131	176	187
Non U.S. countries total	1,023	1,121	1,318
Consolidated total	$1,543	$1,709	$2,046

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2016, 2015 and 2014.

(in millions)	Year Ended December 31,
Long-lived assets (1) located in:	2016	2015	2014
The United States (2)	$122	$199	$253
Europe, Middle East and Africa	34	43	66
Asia Pacific	55	74	72
Canada and Latin America	87	78	110
Non U.S. countries total (3)	176	195	248
Consolidated total	$298	$394	$501

(1)	Long-lived assets are comprised of property, plant and equipment, net.

(2)

The decrease in property, plant and equipment, net in the United States in 2016 was primarily due to the deconsolidation of RED, which had $52 million in property, plant and equipment, net as of December 31, 2015.

(3)

Of the total non U.S. property, plant and equipment in 2016, $75 million are located in Brazil and $41 million are located in China. Of the total non U.S. property, plant and equipment in 2015, $64 million are located in Brazil and $58 million are located in China. Of the total non U.S. property, plant and equipment in 2014, $95 million are located in Brazil and $56 million are located in China.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

NOTE 25:  REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:

	Year Ended December 31,
(in millions)	2016	2015	2014
Professional fees	$1	$1	$10
Legal contingency reserve reduction	(7)	—	—
Other items, net	—	4	3
Reorganization items, net	$(6)	$5	$13
Cash payments for reorganization items	$1	$9	$21

Subsequent to the emergence from bankruptcy on September 3, 2013, costs directly attributable to the implementation of the Chapter 11 Plan of Reorganization are reported as Reorganization items, net.

NOTE 26:  DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Prosper Business and the PI/DI Business (excluding the consumer film business, for which Kodak entered into an ongoing supply arrangement with one or more parties).

KODAK PROSPER Enterprise Inkjet Business

In March 2016 Kodak announced that it is in talks with prospective buyers about offers to purchase its KODAK PROSPER Enterprise Inkjet business (the “Prosper Business”).  The results of operations of the Prosper Business are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Additionally, the assets and liabilities associated with the Prosper Business are classified as held for sale in the Consolidated Statement of Financial Position as of December 31, 2016 and 2015.  Kodak anticipates the sale of the Prosper Business will close by the end of the third quarter of 2017.

The results of operations of the Prosper Business are presented in the following table:

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenues	$94	$89	$70

Cost of sales	75	86	74
Selling, general and administrative expenses	26	22	26
Research and development expenses	20	17	30
Restructuring costs and other	-	1	3
Loss from discontinued operations, before income taxes	(27)	(37)	(63)
Provision for income taxes	(1)	(2)	—
Loss from discontinued operations, net of income taxes	$(28)	$(39)	$(63)

The following table presents the aggregate carrying amount of major assets and liabilities of the Prosper Business:

(in millions)	2016	2015
ASSETS
Cash and cash equivalents	$1	$1
Receivables, net	11	15
Inventories, net	35	51
Property, plant and equipment, net	44	32
Intangible assets, net	37	38
Other assets	4	4
Assets of business held for sale	$132	$141
LIABILITIES
Accounts payable, trade	$7	$9
Current portion of long-term debt	1	1
Other current liabilities	14	12
Long-term debt, net of current portion	3	2
Pension and other postretirement liabilities	3	4
Other long-term liabilities	2	1
Liabilities of business held for sale	$30	$29

A dedicated entity of the Prosper Business had intercompany liabilities with Kodak of approximately $4 million as of December 31, 2016 that are part of the proposed transaction but are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.  There were no intercompany amounts that are part of the proposed transaction as of December 31, 2015.

Current assets held for sale as of both December 31, 2016 and 2015 in the Consolidated Statement of Financial Position included $2 million of items under contract for sale not associated with the Prosper Business or the PI/DI Business.

The following table presents cash flow information associated with the Prosper Business:

	Year Ended December 31,
(in millions)	2016	2015	2014
Depreciation	$2	$6	$4
Amortization	1	4	4
Capital expenditures	5	3	1

Depreciation and amortization of long-lived assets of the Prosper Business included in discontinued operations ceased on April 1, 2016.

Personalized Imaging and Document Imaging Businesses

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the PI/DI Business to the trustee of the U. K. pension plan (and/or its subsidiaries, collectively the “KPP Purchasing Parties”) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for 2015.  As a result, $4 million of the purchase price, representing the maximum amount that could be owed for 2015, was paid in 2016.  Certain assets and liabilities of the PI/DI Business in certain jurisdictions were not transferred at the initial closing on September 3, 2013, but were transferred at a series of deferred closings.  The final deferred closing occurred in September 2015. Kodak operated the PI/DI Business related to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurred, and delivered to (or received from) a KPP subsidiary at each deferred closing a true-up payment that reflected the actual economic benefit (or detriment) to the PI/DI Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing.  Up to the time of the deferred closing, the results of the operations of the PI/DI Business were being reported as Loss from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

On March 17, 2014, the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March 2014 and the remainder was paid in March 2015) in lieu of working capital adjustments.

The significant components of revenues and (loss) earnings from discontinued operations, net of income taxes are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenues from Personalized Imaging and Document Imaging	$—	$1	$61

Pre-tax (loss) earnings from Personalized Imaging and Document Imaging	$(2)	$(5)	$9
Provision for income taxes related to discontinued operations	—	(3)	(5)
(Loss) earnings from discontinued operations, net of income taxes	$(2)	$(8)	$4

Direct operating expenses of the discontinued operations are included in the results of discontinued operations. Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations. Prior period results have been reclassified to conform to the current period presentation.

QUARTERLY SALES AND EARNINGS DATA (UNAUDITED)

(in millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
2016
Net revenues from continuing operations	$404		$380	$397	$362
Gross profit from continuing operations	105		92	100	86
Earnings (loss) from continuing operations	12	(3)	22	16	(4)	(2)
Loss from discontinued operations (4)	(1)		(10)	(8)	(11)
Net earnings (loss) attributable to Eastman Kodak Company	10		16	7	(18)
Basic net earnings (loss) per share attributable to Eastman Kodak Company (5)
Continuing operations	$0.19		$0.62	$0.36	$(0.17)
Discontinued operations	(0.02)		(0.24)	(0.19)	(0.26)
Total	$0.17		$0.38	$0.17	$(0.43)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company (5)
Continuing operations	$0.18		$0.60	$0.35	$(0.17)
Discontinued operations	(0.02)		(0.23)	(0.19)	(0.26)
Total	$0.16		$0.37	$0.16	$(0.43)

(in millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
2015
Net revenues from continuing operations	$439		$425	$434	$411
Gross profit from continuing operations	117		94	84	83
Earnings (loss) from continuing operations	30	(1)	(6)	(15)	(37)
Loss from discontinued operations (4)	(7)		(15)	(8)	(17)
Net earnings (loss) attributable to Eastman Kodak Company	24		(22)	(24)	(58)
Basic and diluted net earnings (loss) per share attributable to Eastman Kodak Company (5)
Continuing operations	$0.74		$(0.17)	$(0.38)	$(0.97)
Discontinued operations	(0.17)		(0.36)	(0.19)	(0.41)
Total	$0.57		$(0.53)	$(0.57)	$(1.38)

(1)	Includes $16 million pre-tax benefit from the change in U.S. vacation benefits.
(2)

Includes an impairment charge of $20 million due to Kodak’s exit of its position in silver metal mesh touch screen development and $10 million in income representing net litigation proceeds.  Refer to Note 12, “Other Operating Expense, net in the Notes to Financial Statements.

(3)	Includes $15 million from the deconsolidation of RED. Refer to Note 1, “Summary of Significant Accounting Policies – Basis of Consolidation” in the Notes to Financial Statements.
(4)	Refer to Note 26, “Discontinued Operations”, in the Notes to Financial Statements for a discussion regarding discontinued operations.
(5)

EPS for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average shares outstanding during the year.  Thus the sum of the EPS for each of the four quarters may not equal the EPS for the year.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013).  Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, Kodak’s independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Kodak hereby incorporates by reference herein (i) Exhibit 99.1 of our Quarterly Report on Form 10-Q filed on May 5, 2016, which includes disclosure publicly filed by an entity that may be considered an “affiliate” (as such term is defined in Rule 12b-2 of the Exchange Act) of Kodak, and (ii) Exhibit 99.1 of our Quarterly Report on Form 10-Q filed on August 8, 2016, which includes disclosure publicly filed by an entity that may be considered an “affiliate” (as such term is defined in Rule 12b-2 of the Exchange Act) of Kodak.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2017 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2016.  The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant" on page 22 of this report.  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement: "Executive Compensation”, “Director Compensation” and “Board of Directors and Corporate Governance – Executive Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.  "Securities Authorized for Issuance Under Equity Compensation Plans" is shown below:

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2016, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	2,839,841	$17.10	983,159

(1)

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

The information required by Item 13 is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Corporate Governance - Director and Nominee Independence" in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Consolidated financial statements:
Report of independent registered public accounting firm	46
Consolidated statement of operations	47
Consolidated statement of comprehensive loss	48
Consolidated statement of financial position	49
Consolidated statement of equity (deficit)	50
Consolidated statement of cash flows	52
Notes to financial statements	54

2. Financial statement schedule:
II - Valuation and qualifying accounts	100

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Supplemental data:
Quarterly sales and earnings data (unaudited)	95

4. Exhibits required as part of this report are listed in the index appearing on pages 100 through 105.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/ Jeffrey J. Clarke
Jeffrey J. Clarke
Chief Executive Officer
March 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ Jeffrey J. Clarke	Chief Executive Officer and Director
	Jeffrey J. Clarke	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Eric H. Samuels	Chief Accounting Officer and Corporate Controller
	Eric H. Samuels	(Principal Accounting Officer)

By:	/s/ Mark S. Burgess	Director
Mark S. Burgess

By:	/s/ James V. Continenza	Chairman
James V. Continenza

By:	/s/ Matthew A. Doheny	Director
Matthew A. Doheny

By:	/s/ John A. Janitz	Director
John A. Janitz

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Jason New	Director
Jason New

By:	/s/ William G. Parrett	Director
William G. Parrett

By:	/s/ Derek Smith	Director
Derek Smith

Date: March 7, 2017

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2016
Reserve for doubtful accounts	$10	4	6	$8
Deferred tax valuation allowance	$1,201	176	168	$1,209

Year ended December 31, 2015
Reserve for doubtful accounts	$11	4	5	$10
Deferred tax valuation allowance	$1,127	182	108	$1,201

Year ended December 31, 2014
Reserve for doubtful accounts	$6	5	—	$11
Deferred tax valuation allowance	$953	257	83	$1,127

Eastman Kodak Company Index to Exhibits
Exhibit Number

(2.1)	Confirmation Order from the United States Bankruptcy Court for the Southern District of New York Confirming the First Amended Joint Chapter 11 Plan of Reorganization, dated August 23, 2013.
(Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed on August 29, 2013).

(2.2)	First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates.
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

(3.1)	Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company.
(Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company.
(Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed November 16, 2016).

(3.3)	Third Amended and Restated By-Laws of Eastman Kodak Company.
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
(Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A as filed on September 3, 2013).

(4.3)

Registration Rights Agreement by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, dated November 15, 2016.

(Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed November 16, 2016).

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan.
(Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

*(10.2)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement.
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

*(10.5)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Modified Accelerated Vesting), filed herewith.

*(10.6)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Continued Vesting), filed herewith.

*(10.7)	Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013.
(Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.8)	Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015.
(Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on March 15, 2016).

*(10.9)	Eastman Kodak Company Executive Compensation for Excellence and Leadership (as amended and restated January 1, 2014).
(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.10)	Eastman Kodak Company Administrative Guide for the 2014 Performance Period under the Executive Compensation for Excellence and Leadership Plan.
(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.11)	Eastman Kodak Company Administrative Guide for the 2015 Performance Period under the Executive Compensation for Excellence and Leadership Plan.
(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 as filed on May 7, 2015).

*(10.12)

Eastman Kodak Company Administrative Guide for the 2016 Performance Period under the Executive Compensation for Excellence and Leadership Plan.

(Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.13)	Eastman Kodak Company 2016 Excel Restricted Stock Unit Form of Award Agreement (US Employees), filed herewith.

*(10.14)	Eastman Kodak Company 2016 Excel Restricted Stock Unit Form of Award Agreement (Non-US Employees), filed herewith.

*(10.15)	Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 10, 2014.
(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.16)

Amendment to Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 14, 2016.

(Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.17)	Eastman Kodak Company 2013 Omnibus Incentive Plan Award Agreement for Jeffrey J. Clarke, dated March 12, 2014, filed herewith.

*(10.18)	Employment Agreement with Brad Kruchten, dated July 30, 2013.
(Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.19)

Employment Agreement between Eastman Kodak Sàrl and Philip Cullimore dated December 9, 2010.

(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.20)

Addendum to Employment Agreement between Eastman Kodak Sàrl and Philip Cullimore, effective January 1, 2013.

(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.21)

Amendment No. 1 to Employment Agreement dated December 9, 2010 between Eastman Kodak Sàrl and Philip Cullimore, dated September 9, 2013.

(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.22)

Retention Letter between Eastman Kodak Sàrl and Philip Cullimore dated May 24, 2016.

(Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.23)

Employment Agreement between Eastman Kodak Company and Eric Mahe, dated April 23, 2014.

(Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.24)

Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016.

(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.25)

Employment Agreement between Eastman Kodak Company and John N. McMullen, dated May 16, 2014.

(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 as filed on August 5, 2014).

*(10.26)

Amendment to Employment Agreement between Eastman Kodak Company and John N. McMullen, dated March 14, 2016.

(Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016)

*(10.27)

Amendment to Employment Agreement between Eastman Kodak Company and John N. McMullen, dated July 15, 2014.

(Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*# (10.28)	Employment Agreement with Douglas J. Edwards, dated July 30, 2013.
(Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.29)	Employment Agreement with Antonio M. Perez, dated July 30, 2013.
(Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(10.30)	Backstop Commitment Agreement among Eastman Kodak Company and the Backstop Parties party thereto, dated June 18, 2013.
(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

# (10.31)

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

# (10.32)	Security Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Bank of America, N.A. as Agent.
(Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(10.33)

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

# (10.34)

Senior Secured First Lien Term Credit Agreement dated September 3, 2013 among Eastman Kodak Company, as the Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

# (10.35)

Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to JPMorgan Chase Bank, N.A. as Administrative Agent.

(Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

# (10.36)

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

# (10.37)

Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Barclays Bank PLC as Administrative Agent.

(Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

# (10.38)

Amended and Restated Credit Agreement, dated as of May 26, 2016, among Eastman Kodak Company, as Borrower, the guarantors named therein, as Guarantors, the lenders named therein, as Lenders, Bank of America, N.A., as Administrative and Collateral Agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

# (10.39)

Amended and Restated Security Agreement, dated May 26, 2016, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent.

(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

(10.40)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust.

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

(10.41)

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

(10.42)

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