Form 10-Q
period 2017-03-31
EASTMAN KODAK CO
filed 2017-05-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

As of May 1, 2017, the registrant had 42,462,863 shares of common stock, $0.01 par value per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2017

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Revenues
Sales	$280	$297
Services	77	80
Total revenues	357	377
Cost of revenues
Sales	222	236
Services	52	53
Total cost of revenues	274	289
Gross profit	83	88
Selling, general and administrative expenses	53	45
Research and development costs	15	15
Restructuring costs and other	7	4
Other operating expense, net	10	14
(Loss) earnings from continuing operations before interest expense, other (income) charges, net and income taxes	(2)	10
Interest expense	8	16
Other (income) charges, net	(20)	1
Earnings (loss) from continuing operations before income taxes	10	(7)
Provision for income taxes	3	7
Earnings (loss) from continuing operations	7	(14)
Loss from discontinued operations, net of income taxes	—	(1)
Net earnings (loss)	7	(15)
Less: Net income attributable to noncontrolling interests	—	3
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$7	$(18)
Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.05	$(0.41)
Discontinued operations	—	(0.02)
Total	$0.05	$(0.43)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.05	$(0.41)
Discontinued operations	—	(0.02)
Total	$0.05	$(0.43)
Number of common shares used in basic and diluted net earnings (loss) per share
Basic	42.4	42.1
Diluted	42.7	42.1

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended
	March 31,
(in millions)	2017	2016
NET INCOME (LOSS)	$7	$(15)
Less: Net income attributable to noncontrolling interests	—	3
Net income (loss) attributable to Eastman Kodak Company	7	(18)
Other comprehensive loss, net of tax:
Currency translation adjustments	14	8
Pension and other postretirement benefit plan obligation activity, net of tax	(3)	(146)
Other comprehensive income (loss), net of tax attributable to Eastman Kodak Company	11	(138)
COMPREHENSIVE INCOME (LOSS), NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$18	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2017	2016
ASSETS
Cash and cash equivalents	$378	$434
Receivables, net	288	311
Inventories, net	308	271
Other current assets	21	21
Current assets held for sale	2	2
Total current assets	997	1,039
Property, plant and equipment, net of accumulated depreciation of $360 and $343 respectively	326	342
Goodwill	88	88
Intangible assets, net	113	121
Restricted cash	36	36
Deferred income taxes	37	35
Other long-term assets	120	115
TOTAL ASSETS	$1,717	$1,776
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$179	$200
Short-term borrowings and current portion of long-term debt	6	6
Other current liabilities	208	211
Total current liabilities	393	417
Long-term debt, net of current portion	404	405
Pension and other postretirement liabilities	581	603
Other long-term liabilities	239	268
Total Liabilities	1,617	1,693

Commitments and Contingencies (Note 8)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	158	156

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	638	641
Treasury stock, at cost	(8)	(8)
Accumulated deficit	(261)	(268)
Accumulated other comprehensive loss	(427)	(438)
Total shareholders’ deficit	(58)	(73)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND DEFICIT	$1,717	$1,776

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$7	$(15)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	19	30
Pension income	(32)	(37)
Change in fair value of embedded conversion features derivative liability	(22)	—
Prosper asset remeasurement	12	—
Non-cash restructuring costs, asset impairments and other charges, net	8	25
Net gain on sales of assets	(2)	—
Stock based compensation	2	2
Provision for deferred income taxes	1	3
Decrease in receivables	30	38
Increase in inventories	(40)	(20)
Decrease in trade payables	(24)	(15)
Decrease in liabilities excluding borrowings and trade payables	(20)	(31)
Other items, net	8	(1)
Total adjustments	(60)	(6)
Net cash used in operating activities	(53)	(21)
Cash flows from investing activities:
Additions to properties	(7)	(5)
Proceeds from sales of assets, net	2	—
Proceeds from sales of marketable securities	1	—
Net cash used in investing activities	(4)	(5)
Cash flows from financing activities:
Repayment of emergence credit facilities	—	(1)
Repayment of capital leases	(1)	—
Preferred stock dividend payments	(2)	—
Net cash used in financing activities	(3)	(1)
Effect of exchange rate changes on cash	4	3
Net decrease in cash, cash equivalents and restricted cash	(56)	(24)
Cash, cash equivalents and restricted cash, beginning of period	478	600
Cash, cash equivalents and restricted cash, end of period	$422	$576

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 1, 2017 and a change in the presentation of discontinued operations and assets held for sale.  In addition to the changes in segment reporting under the new organization structure, solvent recovery income for Consumer and Film previously reported in Cost of Revenues is reported in Revenues and there is a change in the segment measure of profitability.  Refer to Note 20, “Segment Information” and Note 21, “Discontinued Operations” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No: 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.  The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. The ASU requires entities to calculate a goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The same one-step impairment test applies to goodwill at all reporting units, even those with zero or negative carrying amounts. The ASU requires entities to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The ASU is effective prospectively for annual periods beginning after December 15, 2019, (January 1, 2020 for Kodak) with early adoption permitted for goodwill impairment tests performed after January 1, 2017.  Kodak early adopted ASU 2017-04 effective January 1, 2017.  The adoption of this guidance had no impact on Kodak’s Consolidated Financial Statements.  As of the last goodwill assessment date, December 31, 2016, the Unified Workflow Solutions reporting unit had a negative carrying value.  Total goodwill assigned to the Unified Workflow Solutions reporting unit is $6 million.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU requires changes in the Company’s restricted cash to be classified as either operating activities, investing activities or financing activities in the Consolidated Statement of Cash Flows, depending on the nature of the activities that gave rise to the restriction.  The new standard is effective for annual reporting periods beginning after December 15, 2017, (January 1, 2018 for Kodak) including interim reporting periods within those annual reporting periods.  Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Kodak early adopted ASU 2016-18 effective January 1, 2017 which had no impact on net cash flows used in investing activities for the three-month period ended March 31, 2017 and resulted in a decrease of $10 million in net cash flows used in investing activities for the three-month period ended March 31, 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 provides clarification with respect to classification of several cash flow issues on the Statement of Cash Flows including debt prepayment or extinguishment costs, proceeds from the settlement of insurance claims, and distributions received from equity method investees.   The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for Kodak).  Kodak early adopted ASU 2016-15 retrospectively effective January 1, 2017.  The adoption of this guidance had no impact on Kodak’s Consolidated Financial Statements.

[7]

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.  ASU 2016-16 requires the recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.  The new standard is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2017, (January 1, 2018 for Kodak) including interim reporting periods within those annual reporting periods.  Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance (January 1, 2017 for Kodak).  Kodak early adopted ASU 2016-16 on a modified retrospective basis during the first quarter of 2017.  The adoption of this guidance had no impact on Kodak’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issues ASU 2017-07, Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires entities to report the service cost component in the same line item(s) as other compensation costs arising from services rendered during the period and to report all other components of net benefit costs outside a subtotal of income from operations.  In addition, the ASU allows only the service cost component to be eligible for capitalization when applicable.  ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak); retrospective application is required for the presentation of the service cost and other cost components however the restrictions on the capitalization eligibility will be applied prospectively from the date of adoption.  The components of the net benefit cost are shown in Note 14, “Retirement Plans and Other Postretirement benefits”.  Kodak is currently evaluating the impact of this ASU.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  ASU 2017-05 defines in-substance nonfinancial assets, provides guidance with respect to accounting for partial sales of nonfinancial assets and conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (Topic 606 as described below).  ASU 2017-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application. Kodak is currently evaluating the impact of this ASU and has not yet selected a transition method.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the ASU all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective for Kodak beginning January 1, 2018, including interim periods within those fiscal years.  Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

[8]

(including how it may impact contracts entered into during 2017 as well as emerging interpretations of the standard) will continue to be evaluated through the date of adoption.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$378	$434
Restricted cash included in Other current assets	8	8
Restricted cash	36	36
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$422	$478

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Restricted cash on the Statement of Financial Position primarily represents amounts required to support compliance with the Excess Availability threshold under the ABL Credit Agreement, legal contingencies, rental payments and various customs, tax and trade activities.

NOTE 3: RECEIVABLES, NET

	March 31,	December 31,
(in millions)	2017	2016
Trade receivables	$251	$277
Miscellaneous receivables	37	34
Total (net of allowances of $8 as of both March 31, 2017 and December 31, 2016)	$288	$311

Approximately $21 million and $26 million of the total trade receivable amounts as of March 31, 2017 and December 31, 2016, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 4: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2017	2016
Finished goods	$176	$149
Work in process	63	57
Raw materials	69	65
Total	$308	$271

[9]

NOTE 5: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization by major asset category as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$122	$65	$57	6 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	26	12	14	6 years
Other	2	-	2	21 years
Total	$190	$77	$113

	December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$122	$57	$65	6 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	26	12	14	6 years
Other	2	-	2	21 years
Total	$190	$69	$121

Amortization expense related to intangible assets was $4 million and $6 million for the periods ended March 31, 2017 and March 31, 2016.

In the first quarter of 2017, Kodak recorded $4 million to adjust the Prosper intangible asset carrying value to the amount that would have been recorded had the Prosper intangible assets been continuously classified as held and used.  Refer to Note 10, “Other Operating Expense, net and Note 21, “Discontinued Operations”.

Estimated future amortization expense related to intangible assets that are currently being amortized as of March 31, 2017 is as follows:

(in millions)
Q2-Q4 2017	$15
2018	16
2019	9
2020	8
2021	7
2022 and thereafter	18
Total	$73

NOTE 6: OTHER CURRENT LIABILITIES

	March 31,	December 31,
(in millions)	2017	2016
Accrued employee related liabilities	$51	$49
Deferred revenue	31	32
Accrued customer rebates	22	27
Deferred consideration on disposed businesses	17	7
Accrued restructuring liabilities	9	8
Workers compensation	9	8
Other	69	80
Total	$208	$211

[10]

NOTE 7: OTHER LONG-TERM LIABILITIES

	March 31,	December 31,
(in millions)	2017	2016
Workers compensation	$104	$105
Asset retirement obligations	43	43
Embedded conversion features derivative liability	21	43
Deferred taxes	17	16
Deferred consideration on disposed businesses	14	24
Environmental liabilities	12	12
Other	28	25
Total	$239	$268

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of March 31, 2017, the Company had outstanding letters of credit of $116 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $4 million, surety bonds in the amount of $18 million, and restricted cash and deposits of $50 million, primarily to support compliance with the Excess Availability threshold under the Amended Credit Agreement, to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2017, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $55 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of March 31, 2017, Kodak has posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $76 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 9: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $12 million and the outstanding amount for those guarantees is $4 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

[11]

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2016 to March 31, 2017, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2016	$24
New extended warranty and maintenance arrangements in 2017	41
Recognition of extended warranty and maintenance arrangement revenue in 2017	(41)
Deferred revenue on extended warranties as of March 31, 2017	$24

NOTE 10:  OTHER OPERATING EXPENSE, NET

	Three Months Ended
	March 31,
(in millions)	2017	2016
(Income) expense:
Prosper asset remeasurement (1)	$12	$-
Silver metal mesh touch screen long-lived asset impairments (2)	—	19
Goodwill and indefinite-lived intangible asset impairments (3)	—	5
Legal settlements (4)	—	(10)
Other	(2)	—
Total	$10	$14

(1)

In the first quarter of 2017, Kodak reduced the carrying value of Prosper fixed assets ($8 million) and intangible assets ($4 million) to the amount that would have been recorded had the Prosper assets been continuously classified as held and used.  Refer to Note 21, “Discontinued Operations”.

(2)

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak concluded that the carrying value of property, plant and equipment associated with those operations exceeded their fair value.  Kodak recorded pre-tax impairment charges in the three months ended March 31, 2016 of $11 million.  Kodak also wrote off related intangible assets with a gross carrying amount of $14 million and accumulated amortization of $6 million and recorded an impairment charge of $8 million.

(3)	In the first quarter of 2016, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value and recorded an impairment charge of $5 million related to the Kodak trade name.
(4)	In the first quarter of 2016, Kodak received $10 million representing net litigation proceeds from DuPont.

NOTE 11: OTHER (INCOME) CHARGES, NET

	Three Months Ended
	March 31,
(in millions)	2017	2016
Change in fair value of embedded conversion features derivative liability (1)	$(22)	$-
Loss on foreign exchange transactions	1	1
Other	1	-
Total	$(20)	$1

(1)	Refer to Note 22, “Financial Instruments”.

[12]

NOTE 12: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Earnings (loss) from continuing operations before income taxes	$10	$(7)
Effective tax rate	30.0%	(100.0)%
Provision for income taxes	3	7
Provision for income taxes @ 35%	4	(2)
Difference between tax at effective vs. statutory rate	(1)	$9

For the three months ended March 31, 2017, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) income generated within the U.S. and certain jurisdictions outside the U.S for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with foreign withholding taxes on undistributed earnings and (3) changes in audit reserves.

For the three months ended March 31, 2016, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. for which no benefit was recognized, offset by income in certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) the results from operations in jurisdictions outside the U.S, and (3) changes in audit reserves.

NOTE 13: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first quarter of 2017 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the Prosper business cost reduction as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2017 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2016	$5	$3	$-	$8
Q1 charges	5	—	8	13
Q1 utilization/cash payments	(3)	—	(8)	(11)
Q1 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of March 31, 2017	$6	$3	$-	$9

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.
(2)

The $(1) million represents severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

For the three months ended March 31, 2017 the $13 million of charges includes $6 million of charges for inventory write-downs which were reported in Cost of revenues in the Consolidated Statement of Operations. The remaining $7 million was reported as Restructuring costs and other.

The severance costs for the three months ended March 31, 2017 related to the elimination of approximately 100 positions including approximately 25 manufacturing/service positions, 25 research and development positions and 50 administrative positions. The geographic composition of these positions includes approximately 50 in the United States and Canada and 50 throughout the rest of the world.

[13]

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2017. However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout the remainder of 2017 and beyond.

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2017		2016
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	29	3	30	3
Expected return on plan assets	(61)	(7)	(65)	(7)
Amortization of:
Prior service credit	(2)	—	(2)	—
Actuarial loss	—	1	—	—
Net pension income before special termination benefits	(31)	(2)	(34)	(3)
Special termination benefits	1	-	1	-
Net pension income	(30)	(2)	(33)	(3)
Other plans including unfunded plans	—	—	—	(1)
Total net pension income	$(30)	$(2)	$(33)	$(4)

For both the three-month periods ended March 31, 2017 and 2016 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions.

NOTE 15: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share.    The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  The Company declared a cash dividend of approximately $3 million in March 2017, which was paid on April 17, 2017.  The accrual for the cash dividend declared is included in Other current liabilities in the accompanying Consolidated Statement of Financial Position as of March 31, 2017.  As of March 31, 2017, the Series A Preferred Stock has not been converted and none of the antidilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three months ended March 31, 2017 follows: (in millions):

Earnings from continuing operations and net earnings attributable to Eastman Kodak Company	$7
Less: Series A convertible preferred stock cash dividend	(3)
Less: Series A convertible preferred stock deemed dividend	(2)
Earnings from continuing operations and net earnings available to common shareholders - basic and diluted	$2

[14]

Weighted-average common shares outstanding - basic	42.4
Effect of dilutive securities:
Unvested restricted stock units	0.2
Employee stock options	0.1
Weighted-average common shares outstanding - diluted	42.7

The computation of diluted earnings per share for the three months ended March 31, 2017 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93, (3) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and (4) the assumed conversion of 1.8 million outstanding employee stock options because they would have been anti-dilutive.

As a result of the net loss from continuing operations presented for the three months ended March 31, 2016, Kodak calculated diluted earnings per share using weighted average basic shares outstanding for the period, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for the three months ended March 31,2016, unvested restricted stock units of 0.1 million would have been dilutive.

The computation of diluted earnings per share for March 31, 2016 also excluded the impact of (a) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common shares at an exercise price of $14.93 (b) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common shares at an exercise price of $16.12 (c) the assumed conversion of 0.4 million restricted stock units and (d) the assumed conversion of 1.7 million outstanding employee stock options because they would have been anti-dilutive.

NOTE 17: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of March 31, 2017, and December 31, 2016, there were 42.4 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding, respectively. Treasury stock consisted of approximately 0.5 million shares at both March 31, 2017 and December 31, 2016.

NOTE 18: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss), by component, were as follows:

		Three Months Ended
		March 31,
(in millions)		2017	2016
Currency translation adjustments		$14	$8
Pension and other postretirement benefit plan changes
Newly established net actuarial (loss)		—	(142)
Actuarial (loss), net of tax		—	(142)
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(2)
Amortization of actuarial gains	(a)	(1)	(1)
Recognition of gains due to settlements		—	(1)
Total reclassification adjustments		(3)	(4)
Reclassification adjustments, net of tax		(3)	(4)
Pension and other postretirement benefit plan changes, net of tax		(3)	(146)
Other comprehensive income (loss)		$11	$(138)

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

[15]

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	March 31,	December 31,
(in millions)	2017	2016
Currency translation adjustments	$(82)	$(96)
Pension and other postretirement benefit plan changes	(345)	(342)
Ending balance	$(427)	$(438)

NOTE 20: SEGMENT INFORMATION

Effective January 1, 2017, Kodak changed its organizational structure.  Micro 3D Printing, within the Micro 3D Printing and Packaging segment, was moved into the Intellectual Property Solutions segment, which has been renamed the Advanced Materials and 3D Printing Technology segment. The Flexographic Packaging business, formerly part of the Micro 3D Printing and Packaging segment, will now be reported as a dedicated segment.

Financial information is reported for seven reportable segments:  Print Systems, Enterprise Inkjet Systems, Flexographic Packaging, Software and Solutions, Consumer and Film, Advanced Materials and 3D Printing Technology and Eastman Business Park.  A description of the reportable segments follows.

Print Systems: The Print Systems segment is comprised of two lines of business:  Prepress Solutions and Electrophotographic Printing Solutions.

Flexographic Packaging: The Flexographic Packaging segment is comprised of the Packaging line of business.

Enterprise Inkjet Systems: The Enterprise Inkjet Systems segment is comprised of two lines of business: the Prosper business and the Versamark business.

Software and Solutions: The Software and Solutions segment is comprised of two lines of business:  Unified Workflow Solutions and Kodak Technology Solutions.

Consumer and Film: The Consumer and Film segment is comprised of two lines of business:  Motion Picture, Industrial Films and Chemicals; and Consumer Products (which includes Consumer Inkjet Solutions).

Advanced Materials and 3D Printing Technology: The Advanced Materials and 3D Printing Technology segment includes the Kodak Research Laboratories and associated new business opportunities, intellectual property licensing not directly related to other business segments, and Micro 3D Printing.

Eastman Business Park: The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2017	2016
Print Systems	$213	$231
Flexographic Packaging	33	29
Enterprise Inkjet Systems	37	34
Software and Solutions	21	22
Consumer and Film	49	57
Advanced Materials and 3D Printing Technology	—	—
Eastman Business Park	4	4
Consolidated total	$357	$377

[16]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2017	2016
Print Systems	$13	$18
Flexographic Packaging	6	4
Enterprise Inkjet Systems	(1)	(5)
Software and Solutions	1	2
Consumer and Film	(3)	7
Advanced Materials and 3D Printing Technology	(8)	(7)
Eastman Business Park	—	—
Total of reportable segments	8	19
All Other (1)	—	3
Corporate components of pension and OPEB income (2)	36	41
Depreciation and amortization	(19)	(30)
Restructuring costs and other	(13)	(5)
Stock based compensation	(2)	(2)
Consulting and other costs (3)	(1)	(1)
Idle costs (4)	(1)	(1)
Other operating expense, net (5)	(10)	(14)
Interest expense (5)	(8)	(16)
Other income (charges), net (5)	20	(1)
Consolidated earnings (loss) from continuing operations before income taxes	$10	$(7)

(1)	RED utilities variable interest entity, which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailment and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(5)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating expense, net (unless otherwise indicated); interest expense; and other (income) charges, net.  There were no manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production in the three months ending March 31, 2017 or 2016.  Overhead costs no longer absorbed by the Prosper discontinued operations of $4 million in the three months ended March 31, 2016 were also excluded from segment earnings while the business was reported in discontinued operations.  As the Prosper business is no longer reported in discontinued operations, overhead allocations are included in the Enterprise Inkjet Solutions segment loss for all periods presented.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate selling, general and administrative expenses (“SG&A”).  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and 3D Printing Technology segment.

[17]

Change in Segment Measure of Profitability

During the first quarter of 2017 the segment measure was changed to exclude internal costs associated with corporate strategic initiatives.  The segment measure already excluded external costs associated with those initiatives.  Additionally, third party costs associated with incremental idle building space has been added to idle costs.

NOTE 21: DISCONTINUED OPERATIONS

KODAK PROSPER Enterprise Inkjet Business

The results of the Prosper business were previously presented as discontinued operations.  However, the held for sale criteria were no longer met as of March 31, 2017.  In April 2017, Kodak decided to retain the Prosper business.  The assets and liabilities of the Prosper business, previously presented as held for sale, have been reclassified to held and used on the Consolidated Statement of Financial Position as of December 31, 2016 and the results of the Prosper business have been reclassified from discontinued operations to continuing operations for all periods presented.  The Prosper business’ assets and liabilities as of March 31, 2017 are measured at the carrying amount before the assets were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use.  The $12 million reduction to the carrying value of the Prosper assets was reported in Other operating expense, net for the three months ending March 31, 2017 in the Consolidated Statement of Operations.

The reclassification of the results of the Prosper Business to continuing operations had the following impacts on the Consolidated Statement of Operations:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Revenues	$-	$14
Cost of revenues	-	12
Selling, general and administrative expenses	-	5
Research and development costs	-	6
Other operating expense, net	12	-
Loss from continuing operations before taxes	(12)	(9)
Provision for income taxes	-	1
Loss from continuing operations	$(12)	$(10)

NOTE 22: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at March 31, 2017 and December 31, 2016 was approximately $689 million and $340 million, respectively.  The majority of the contracts of this type held by Kodak as of March 31, 2017 are denominated in Swiss francs and euros.  The majority of the contracts of this type held by Kodak as of December 31, 2016 were denominated in euros, British pounds, and Chinese renminbi.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net gain from derivatives not designated as hedging instruments	$4	$2

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2017.

[18]

In the event of a default under the Company’s Senior Secured First Lien Term Credit Agreement, the Amended Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.

As discussed in Note 15, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder; the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization. Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative liability which is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative liability is being accounted for at fair value with changes in fair value being reported in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  Neither the fair value of marketable securities nor the gross fair values of the foreign currency forward contracts was material as of March 31, 2017 and December 31, 2016.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017.

The fair value of the embedded conversion features derivative liability is calculated using unobservable inputs (Level 3 fair measurements).  The value is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of fair value at March 31, 2017 and December 31, 2016:

	Valuation Date
	March 31, 2017	December 31, 2016
Total value of embedded derivative liability ($ millions)	$21	$43
Kodak's closing stock price	11.50	15.50
Expected stock price volatility	43.07%	42.85%
Risk free rate	1.85%	1.93%
Yield on the preferred stock	11.72%	11.38%

The fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $411 million and $406 million at March 31, 2017 and December 31, 2016, respectively.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values.

[19]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in Kodak’s Annual Report on Form 10–K for the year ended December 31, 2016 under the headings “Business”, “Risk Factors”, “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	the ability of Kodak to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series A Preferred Stock;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to discontinue, sell or spin-off certain businesses or operations, or otherwise monetize assets;
•	changes in foreign currency exchange rates, commodity prices and interest rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
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

OVERVIEW

Kodak is a global commercial printing and imaging company with proprietary technologies in materials science, digital imaging science and software, and deposition processes (methods whereby one or more layers of various materials in gaseous, liquid or small particle form are deposited on a substrate in precise quantities and positions).  Kodak leverages its core technology products and services to develop solutions for the product goods packaging and graphic communications markets, and is commercializing products in functional printing markets.  Kodak also offers brand licensing and intellectual property opportunities, provides products and services for motion pictures and other commercial films, and sells ink to its existing installed consumer inkjet printer base.

Revenue declined $20 million (5%) compared to the prior year first quarter.

Kodak’s strategy is to:

•	Use Kodak’s divisional structure to drive accountability, transparency and speed of decision making;
•	Focus product investment in growth engines - Sonora, Prosper, Flexographic Packaging, Advanced Materials and 3D Printing and Software and Services;

[20]

•	Maintain its stable market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ revenues accounted for approximately 60% of Kodak’s revenues for the three months ended March 31, 2017.  Print Systems’ revenues declined $18 million (8%) and segment earnings declined $5 million (28%) compared with the prior year quarter, driven by competitive pricing pressures.  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

•	Flexographic Packaging revenue increased $4 million (14%) and segment earnings increased $2 million (50%) as the business continues to build scale.
•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build scale and profitability.  Investment in the next generation Prosper technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturer and hybrid applications.  Enterprise Inkjet Systems’ revenue increased $3 million (9%) and the segment loss improved $5 million (80%) compared with the prior year first quarter.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes businesses that leverage existing technologies and intellectual property in new applications.  The contributions these business initiatives make to earnings is expected to grow with a modest amount of additional investment.  Sales in Software and Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•

Consumer and Film’s revenue continues to decline (revenues declined $8 million (14%) and segment earnings declined $10 million (143%) compared with the prior year quarter) primarily due to the declining installed base of consumer inkjet printers.  However, the Consumer and Film segment’s revenues are expected to stabilize and grow modestly over the course of the year driven by consumer products and brand licensing.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

•

Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park (“EBP”), which helps cost absorption for both Kodak operations and tenants at EBP.

•

Kodak plans to capitalize on its intellectual property through new business opportunities in functional printing markets including printed electronics, 3D printing materials and smart material applications.

•

Kodak plans to continue to pursue monetization of its asset base, selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Effective January 1, 2017, Kodak changed its organizational structure.  Micro 3D Printing within the Micro 3D Printing and Packaging segment was moved into the Intellectual Property Solutions segment which has been renamed the Advanced Materials and 3D Printing Technology segment. The Flexographic Packaging business, formerly part of the Micro 3D Printing and Packaging segment, will now be reported as a dedicated segment.

Financial information is reported for seven reportable segments: Print Systems, Enterprise Inkjet Systems, Flexographic Packaging, Software and Solutions, Consumer and Film, Advanced Materials and 3D Printing Technology and Eastman Business Park.

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

[21]

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

•

CTP output devices are used by customers to transfer images onto aluminum offset printing plates and provide consistent and high quality imaging for offset press applications. CTP products provide high resolution, consistency and stability in thermal imaging. Kodak also offers a lower cost CTP system using TH5 imaging technology, which provides a highly efficient and cost-effective imaging solution at a lower price point.

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

Flexographic Packaging

The Flexographic Packaging segment consists of flexographic imaging equipment, printing plates, consumables and related services, which enable graphic customization of a wide variety of packaging materials.

•	FLEXCEL NX:

•

The FLEXCEL NX System, a fully-integrated digital flexographic plate imaging solution, enables prepress service providers and printers to create printing plates that provide high quality flexographic printing and enhance the efficiency of customers’ printing processes.

•	Other Packaging Business

•

The FLEXCEL SR Plates portfolio comprises a full range of analog flexographic plates designed for trade shops and packaging printers that have not yet transitioned to digital technology. Kodak also manufactures and sells DITR Film, a no-process alternative to conventional graphic arts film and a wide range of analog and digital letterpress plates. Also included under this category is equipment service and the legacy APPROVAL proofing business.

Enterprise Inkjet Systems

The Enterprise Inkjet Systems segment contains the Prosper business and the Versamark business. The Enterprise Inkjet Systems products include production press systems, consumables (primarily ink), inkjet components and services.

•

The Prosper business product offerings, including the PROSPER Press systems and PROSPER Components, feature ultrafast inkjet droplet generation. This includes the PROSPER 6000 Press, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications of the PROSPER Press include publishing, commercial print, direct mail and packaging.  PROSPER System Components are integrated into original equipment manufacturer partner products and systems. Sales of equipment that incorporates the PROSPER Writing Systems result in recurring revenue from sales of ink and other consumables and equipment service. The level of recurring revenue depends on the application for which the equipment is used, which drives the total number of pages printed and, therefore, the amount of ink usage.   The Prosper

[22]

business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency.

•	The KODAK VERSAMARK Products are the predecessor products to the PROSPER Press. Users of KODAK VERSAMARK Products continue to purchase ink and other consumables as well as service from Kodak.

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

Consumer and Film

The Consumer and Film segment is comprised of three lines of business:  Consumer Products, Industrial Film and Chemicals, and Motion Picture.

[23]

•	Consumer Products:
•

Includes licensing of Kodak brands to third parties and consumer products.  Kodak currently licenses its brand for use with a range of consumer products including batteries, cameras and camera accessories, printers and recordable media.  Kodak intends to continue efforts to grow its portfolio of consumer product licenses to generate both ongoing royalty streams and upfront payments.

•	Consumer Inkjet Solutions, which involves the sale of ink to an existing installed base of consumer inkjet printers.
•	Kodak developed consumer products, including the Super 8 camera.

•	Industrial Film and Chemicals:
•	Offers industrial film, including films used by the electronics industry to produce printed circuit boards, as well as manufactures professional and consumer still photographic film.
•	Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals, Inks and Dispersions.

•	Motion Picture:
•	Includes the motion picture film business serving the entertainment and advertising industries. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.
•	Kodak motion picture film processing laboratories offering onsite processing services at strategic locations in the U.S. and Europe.

Advanced Materials and 3D Printing Technology

The Advanced Materials and 3D Printing Technology segment contains the Kodak Research Laboratories and associated new business opportunities, touch sensor films with copper mesh technology and intellectual property licensing not directly related to other business divisions.  Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories.  Additionally, Kodak continues to file new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Because product solutions in Advanced Materials and Micro 3D Printing are in the process of being commercialized or are new business opportunities, a higher degree of investment is required.

•	Advanced Materials
•

Advanced Materials is developing materials solutions for printed electronics, macro 3D printing, and component smart materials based on the materials science inventions and innovations from the research laboratories.

•

Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses.  While revenues from these licensing activities tend to be unpredictable in nature, this segment still carries the potential for material revenue generation from intellectual property licensing and new materials businesses.

Micro 3D Printing

•

Micro 3D Printing products have the potential to offer many advantages over traditionally manufactured products, including lower cost points and avoidance of environmental impacts associated with mining of rare earth metals.  Kodak is focusing its touch screen technology on industrial applications (such as consumer appliances) and shipped its initial appliance order in the first quarter of 2017.

Eastman Business Park

The Eastman Business Park segment includes the operations of Eastman Business Park, a more than 1,200-acre technology center and industrial complex in Rochester, New York and the leasing activities related to that space. A large portion of this facility is used in Kodak’s own manufacturing and other operations, while the remaining portion is occupied by external tenants or available for rent to external tenants.

[24]

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2017	2016
Print Systems	$213	$231
Flexographic Packaging	33	29
Enterprise Inkjet Systems	37	34
Software and Solutions	21	22
Consumer and Film	49	57
Advanced Materials and 3D Printing Technology	—	—
Eastman Business Park	4	4
Consolidated total	$357	$377

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2017	2016
Print Systems	$13	$18
Flexographic Packaging	6	4
Enterprise Inkjet Systems	(1)	(5)
Software and Solutions	1	2
Consumer and Film	(3)	7
Advanced Materials and 3D Printing Technology	(8)	(7)
Eastman Business Park	—	—
All Other (1)	—	3
Corporate components of pension and OPEB income (2)	36	41
Depreciation and amortization	(19)	(30)
Restructuring costs and other	(13)	(5)
Stock based compensation	(2)	(2)
Consulting and other costs (3)	(1)	(1)
Idle costs (4)	(1)	(1)
Other operating expense, net (5)	(10)	(14)
Interest expense (5)	(8)	(16)
Other charges, net (5)	20	(1)
Consolidated earnings (loss) from continuing operations before income taxes	$10	$(7)

(1)	RED utilities variable interest entity which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailment and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(5)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).    As demonstrated in the above table, Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs, stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating expense, net (unless otherwise indicated); interest expense; other (income) charges, net.  There were no

[25]

manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production in the three months ending March 31, 2017 or 2016.  Overhead costs no longer absorbed by the Prosper discontinued operations of $4 million in the three months ended March 31, 2016 were also excluded from segment earnings while the business was reported in discontinued operations.  As the Prosper business is no longer reported in discontinued operations, overhead allocations are included in the Enterprise Inkjet Solutions segment loss for all periods presented.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate selling, general and administrative expenses (“SG&A”).  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and 3D Printing Technology segment.

Change in Segment Measure of Profitability

During the first quarter of 2017 the segment measure was changed to exclude internal costs associated with corporate strategic initiatives.  The segment measure already excluded external costs associated with those initiatives.  Additionally, third party costs associated with incremental idle building space has been added to idle costs.

2017 COMPARED WITH 2016

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2017	% of Sales	2016	% of Sales	$ Change
Revenues	$357		$377		$(20)
Cost of revenues	274		289		(15)
Gross profit	83	23%	88	23%	(5)
Selling, general and administrative expenses	53	15%	45	12%	8
Research and development costs	15	4%	15	4%	0
Restructuring costs and other	7	2%	4	1%	3
Other operating (income) expense, net	10		14		(4)
(Loss) earnings from continuing operations before interest expense, other (income) charges, net and income taxes	(2)	(1)%	10	3%	(12)
Interest expense	8	2%	16	4%	(8)
Other (income) charges, net	(20)	(6)%	1	0%	(21)
Earnings (loss) from continuing operations before income taxes	10	3%	(7)	(2)%	17
Provision for income taxes	3	1%	7	2%	(4)
Earnings (loss) from continuing operations	7	2%	(14)	(4)%	21
Loss from discontinued operations, net of income taxes	—	—	(1)	-0%	1
Net income (loss)	7	2%	(15)	(4)%	22
Less: Net earnings attributable to noncontrolling interests	—	—	3	1%	(3)
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$7	2%	$(18)	(5)%	$25

Revenues

For the three months ended March 31, 2017, revenues decreased approximately $20 million compared with the same period in 2016.  The decline was primarily driven by volume and pricing declines within Print Systems ($15 million) and volume declines within Consumer and Film ($7 million).  Also contributing to the decrease was the unfavorable impact of foreign currency ($6 million). Partially offsetting these impacts were volume improvements within Enterprise Inkjet Systems ($4 million) and Flexographic Packaging ($3 million).  See segment discussions for additional details.

Gross Profit

The decrease in gross profit for the three months ended March 31, 2017 of approximately $5 million compared with the same period in 2016 reflected pricing declines within Print Systems ($7 million), increased inventory write-offs due to restructuring ($5 million), volume declines within Consumer and Film ($4 million), and unfavorable currency impacts ($2 million). Partially offsetting these decreases were cost improvements within Print Systems ($4 million), lower depreciation expense in Enterprise Inkjet Systems ($3 million) and Consumer and Film ($2 million), and volume improvements within Enterprise Inkjet Systems ($3 million) and Flexographic Packaging ($2 million).  See segment discussions for additional details.

[26]

Selling, General and Administrative Expenses

Consolidated SG&A increased $8 million for the three months ended March 31, 2017 due to lower pension income ($4 million) as well as increased investment in SG&A ($3 million) for segment selling and marketing activities.

Research and Development Costs

There was no change in consolidated R&D expenses for the three months ended March 31, 2017 as compared with the prior year period.

PRINT SYSTEMS SEGMENT

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change
Revenues	$213	$231	$(18)

Operational EBITDA	$13	$18	$(5)
Operational EBITDA as a % of revenues	6%	8%

Revenues

The decrease in Print Systems revenues for the three months ended March 31, 2017 of approximately $18 million primarily reflected lower pricing ($6 million) due to competitive pressures in the industry and lower volumes ($3 million) driven by declines in consumables and service in Prepress Solutions. Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($5 million) due to declines in consumables and service and fewer equipment placements.  Unfavorable foreign currency ($3 million) also negatively impacted revenues.

Operational EBITDA

The decrease in Print Systems Operational EBITDA for the three months ended March 31, 2017 of approximately $5 million reflected pricing declines in Prepress Solutions ($6 million) as well as lower volume and unfavorable pricing in Electrophotographic Printing Solutions ($2 million).  Also contributing to the decline was increased SG&A primarily due to increased investment in marketing, advertising and sales activities ($1 million). Partially offsetting these declines were manufacturing costs improvements in Prepress consumables due to improved manufacturing efficiency ($4 million) and lower aluminum costs ($1 million).  Current market prices for aluminum, at the time of this filing, will result in aluminum costs for the remainder of 2017 to be higher than in comparable periods.

FLEXOGRAPHIC PACKAGING SEGMENT

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change
Revenues	$33	$29	$4

Operational EBITDA	$6	$4	$2
Operational EBITDA as a % of revenues	18%	14%

Revenues

The increase in the Flexographic Packaging revenues for the three months ended March 31, 2017 of approximately $4 million primarily reflected volume improvements in FLEXCEL NX consumables ($3 million) due to a larger installed base of FLEXCEL NX systems.

Operational EBITDA

Flexographic Packaging Operational EBITDA increased for the three months ended March 31, 2017 by approximately $2 million from volume improvements in FLEXCEL NX consumables ($2 million).

[27]

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change
Revenues	$37	$34	$3

Operational EBITDA	$(1)	$(5)	$4
Operational EBITDA as a % of revenues	(3)%	(15)%

Revenues

The increase in Enterprise Inkjet Systems revenues for the three months ended March 31, 2017 of approximately $3 million primarily reflected higher volume of Prosper component sales ($2 million) and increased volume of Prosper service and consumable sales ($3 million) primarily driven by a larger installed base of Prosper systems.  In addition, there was higher volume in VERSAMARK system placements ($2 million) due to the sale of used equipment in the current quarter.  These favorable drivers were partially offset by reduced sales volume of VERSAMARK service and consumables ($2 million) due to declines in the installed base of VERSAMARK systems and reduced volume of Digital Front End Controllers ($1 million).

Operational EBITDA

The increase in Enterprise Inkjet Systems Operational EBITDA for the three months ended March 31, 2017 of approximately $4 million was primarily due to volume improvements in Prosper components ($1 million) and VERSAMARK used system placements ($2 million) as well as lower SG&A ($1 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change
Revenues	$21	$22	$(1)

Operational EBITDA	$1	$2	$(1)
Operational EBITDA as a % of revenues	5%	9%

Revenues

The decrease in Software and Solutions revenues for the three months ended March 31, 2017 of approximately $1 million primarily reflected volume declines in Kodak Technology Solutions due to the divestitures of the Design2Launch and brand protection businesses in the second quarter of 2016 ($1 million) and the unfavorable impact of foreign currency ($1 million).

Operational EBITDA

The decrease in Software and Solutions Operational EBITDA for the three months ended March 31, 2017 of approximately $1 million was primarily due to higher SG&A costs ($1 million) driven by increased sales and marketing initiatives.

CONSUMER AND FILM SEGMENT

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change
Revenues	$49	$57	$(8)

Operational EBITDA	$(3)	$7	$(10)
Operational EBITDA as a % of revenues	(6)%	12%

Revenues

The decrease in Consumer and Film revenues for the three months ended March 31, 2017 of approximately $8 million reflected volume declines in Consumer Inkjet Systems ($5 million) driven by lower sales of ink to the existing installed base of printers, and in Motion Picture ($2 million) due to lower demand.  Additionally, the prior year included $3 million related to the fulfillment of motion picture film volume commitments. Partially offsetting these declines were improved product mix in Industrial Film and Chemicals ($1 million) and higher revenues from brand licensing ($1 million).

[28]

Operational EBITDA

The decrease in Consumer and Film Operational EBITDA for the three months ended March 31, 2017 of approximately $10 million was driven by lower sales of ink as mentioned above ($4 million) and higher SG&A primarily due to increased investment in sales and marketing initiatives ($1 million). Additionally, the prior year included $3 million related to the fulfillment of motion picture film volume commitments.

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended March 31,
(in millions)	2017	2016	$ Change
Revenues	$-	$-	$-

Operational EBITDA	$(8)	$(7)	$(1)
Operational EBITDA as a % of revenues	N/A	N/A

Advanced Materials and 3D Printing Technology Operational EBITDA for the three months ended March 31, 2017 decreased by approximately $1 million due to increased costs driven by commercialization activity for the first market application of light blocking materials and higher material consumption in Micro 3D Printing due to increased activities to build prototypes.

R&D not directly related to other segments is included in the Advanced Materials and 3D Printing Technology segment.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $13 million of charges for the three months ended March 31, 2017, of which $7 million was reported as Restructuring costs and other and $6 million was reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $4 million during the three months ended March 31, 2017.

The restructuring actions implemented in the first three months of 2017 are expected to generate future annual cash savings of approximately $10 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $3 million, $5 million, and $2 million, respectively. Kodak began realizing a portion of these savings in the first quarter, and expects the majority of the annual savings to be in effect by the second half of 2017 as actions are completed.

Prosper Business Cost Reduction

On January 12, 2017, Kodak announced an action to streamline costs in its Prosper business.  This action is pursuant to Kodak’s initiative to focus the Prosper business on developing next generation Ultrastream technology with solutions that place writing systems in original equipment manufacturer and hybrid applications and the continued placement of Prosper 6000 presses and components in suitable high volume applications.

As a result of this decision, Kodak currently expects to incur total restructuring and related charges of $13-$17 million, including $5-$7 million of charges related to separation benefits, $6 million of non-cash related charges for inventory write-downs, $2-$3 million of non-cash related charges for asset write-offs and up to $1 million in other cash related charges associated with this action.

In the three months ended March 31, 2017 under this program, Kodak incurred severance charges of $3 million, inventory write-downs of $6 million, and asset write-offs of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(in millions)	2017	2016
Cash, cash equivalents and restricted cash	$422	$478

[29]

Cash Flow Activity

	March 31,
(in millions)	2017	2016	Change
Cash flows from operating activities:
Net cash used in operating activities	$(53)	$(21)	$(32)
Cash flows from investing activities:
Net cash used in investing activities	(4)	(5)	1
Cash flows from financing activities:
Net cash used in financing activities	(3)	(1)	(2)
Effect of exchange rate changes on cash	4	3	1
Net decrease in cash, cash equivalents and restricted cash	$(56)	$(24)	$(32)

Operating Activities

Net cash used in operating activities increased $32 million for the three months ended March 31, 2017 as compared with the corresponding period in 2016 due to increased cash usage for working capital driven by inventory increases in anticipation of sequential quarter sales growth at higher rates relative to prior year sequential quarter sales growth and lower cash earnings.  Lower cash earnings include $10 million in net litigation proceeds from DuPont received in the prior year period partially offset by lower interest expense ($8 million) in the current year period primarily due to the prepayment of the Senior Secured Second Lien Term Credit Agreement.

Investing Activities

Net cash used in investing activities decreased $1 million for the three months ended March 31, 2017 as compared with the corresponding period in 2016 primarily due to an increase in proceeds received from sales of assets and marketable securities partially offset by an increase in additions to properties.

Financing Activities

Net cash used in financing activities increased $2 million in the three months ended March 31, 2017 as compared with the corresponding period in 2016 due to the $2 million first quarter dividend payment made to the holders of Series A Preferred Stock, $1 million repayment of capital leases and no repayments of emergence credit facilities in the 2017 period.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $23 million of net availability as of March 31, 2017. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At March 31, 2017 and December 31, 2016 approximately $172 million and $205 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $206 million and $229 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $131 million of cash and cash equivalents was held as of March 31, 2017, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

As of March 31, 2017 and December 31, 2016, Kodak had funded $25 million to the Eligible Cash account held with the Amended and Restated Credit Agreement Administrative Agent which is classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.  Under the Amended Credit Agreement, if Excess Availability ($23 million at March 31, 2017) falls below 12.5% of lender commitments ($18.75 million at March 31, 2017), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, additional funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold. Since Excess Availability was greater than 12.5% of lenders commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of March 31, 2017, Kodak is in compliance with all covenants under the Amended Credit Agreement and had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0 EBITDA, as defined in the Amended Credit agreement, exceeded Fixed Charges by approximately $1 million.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio not to exceed specified levels.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt,

[30]

net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreements.  The maximum Secured Leverage Ratio permitted under the Term Credit Agreement is 2.75 to 1.  As of March 31, 2017, Kodak’s EBITDA, as calculated under the Term Credit Agreements, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $31 million.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the Secured Leverage Ratio covenants; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreement to be immediately due and payable.

The holders of the 5.50% Series A Convertible Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  The Company declared a cash dividend of approximately $3 million in March 2017, which was paid on April 14, 2017.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $3 million to its defined benefit pension and postretirement benefit plans in the first three months of 2017.  For the balance of 2017, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $14 million.

Cash flow from investing activities included $7 million of capital expenditures for the three months ended March 31, 2017.  Kodak expects approximately $35 million to $40 million of total capital expenditures for 2017.  Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates.  The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan, and is designed to meet increasing demand. The new production line is expected to be in full production by early 2019 and will initially focus on supply of FLEXCEL NX Plates to customers in the Unites States, Canada and Latin America.  Kodak invested approximately $2 million in the first quarter of 2017, expects to invest approximately $13 million for the full year 2017 and expects the total investment for the project to be approximately $15 million.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs for the next year and to provide the flexibility to respond as necessary to any changes in the business environment.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at March 31, 2017 and December 31, 2016, the fair value of open forward contracts would have decreased $19 million and $20 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement and Amended Credit Agreement are in variable-rate instruments, the Senior Secured First Lien Term Credit Agreement with an interest rate floor. At March 31, 2017 the three-month LIBOR rate was approximately 1.15%.  At December 31, 2016 the one-month LIBOR rate was approximately 0.77%.  When LIBOR rates rise above the 1% floor, interest expense increases approximately $4 million per annum for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2017 was not significant to Kodak.

[31]

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

[32]

Part II. Other Information

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2017, Kodak maintained accruals of approximately $13.5 million for claims aggregating approximately $222 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2016 Form 10-K.  The Risk Factors remain applicable from the 2016 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2017

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2017

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
February 1 through 28	1,541	13.20	n/a	n/a
March 1 through 31	18,101	11.76	n/a	n/a
Total	19,642

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

Items 3 and 4.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

[33]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date May 9, 2017	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[34]

Eastman Kodak Company

Index to Exhibits

(4.1)

Shareholder Agreement, dated as of April 17, 2017, by and among Eastman Kodak Company, Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited, Deseret Mutual Pension Trust and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 4.6 of the Company’s Amendment No. 2 to Registration Statement on Form S-3 as filed on May 5, 2017).

*(10.1)	Amended and Restated Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, effective as of March 12, 2017, filed herewith.
*(10.2)	Eastman Kodak Company Administrative Guide for the 2017 Performance Period under the Executive Compensation for Excellence and Leadership Plan, filed herewith.
(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.
(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*  Management contract or compensatory plan or arrangement

[35]