Form 10-Q
period 2017-06-30
EASTMAN KODAK CO
filed 2017-08-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

See definition of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

As of August 1, 2017, the registrant had 42,489,231 shares of common stock, $0.01 par value per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2017

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Revenues
Sales	$306	$342	$586	$639
Services	75	81	152	161
Total revenues	381	423	738	800
Cost of revenues
Sales	240	261	462	497
Services	50	55	102	108
Total cost of revenues	290	316	564	605
Gross profit	91	107	174	195
Selling, general and administrative expenses	53	58	106	103
Research and development costs	15	16	30	31
Restructuring costs and other	11	7	18	11
Other operating expense (income), net	2	(6)	12	8
Earnings from continuing operations before interest expense, other (income) charges, net and income taxes	10	32	8	42
Interest expense	8	16	16	32
Other (income) charges, net	(9)	1	(29)	2
Earnings from continuing operations before income taxes	11	15	21	8
Provision for income taxes	4	6	7	13
Earnings (loss) from continuing operations	7	9	14	(5)
Loss from discontinued operations, net of income taxes	(3)	(1)	(3)	(2)
Net earnings (loss)	4	8	11	(7)
Less: Net income attributable to noncontrolling interests	—	1	—	4
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$4	$7	$11	$(11)
Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.05	$0.19	$0.09	$(0.21)
Discontinued operations	(0.07)	(0.02)	(0.07)	(0.05)
Total	$(0.02)	$0.17	$0.02	$(0.26)
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.05	$0.18	$0.09	$(0.21)
Discontinued operations	(0.07)	(0.02)	(0.07)	(0.05)
Total	$(0.02)	$0.16	$0.02	$(0.26)
Number of common shares used in basic and diluted net (loss) earnings per share
Basic	42.5	42.2	42.5	42.2
Diluted	42.7	42.6	42.7	42.2

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
NET INCOME (LOSS)	$4	$8	$11	$(7)
Less: Net income attributable to noncontrolling interests	—	1	—	4
Net income (loss) attributable to Eastman Kodak Company	4	7	11	(11)
Other comprehensive loss, net of tax:
Currency translation adjustments	—	1	14	9
Pension and other postretirement benefit plan obligation activity, net of tax	(3)	(2)	(6)	(148)
Other comprehensive (loss) income, net of tax attributable to Eastman Kodak Company	(3)	(1)	8	(139)
COMPREHENSIVE INCOME (LOSS), NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$1	$6	$19	$(150)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2017	2016
ASSETS
Cash and cash equivalents	$370	$434
Receivables, net	298	311
Inventories, net	313	271
Other current assets	23	23
Total current assets	1,004	1,039
Property, plant and equipment, net of accumulated depreciation of $376 and $343, respectively	320	342
Goodwill	88	88
Intangible assets, net	108	121
Restricted cash	11	36
Deferred income taxes	42	35
Other long-term assets	120	115
TOTAL ASSETS	$1,693	$1,776

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$177	$200
Short-term borrowings and current portion of long-term debt	7	6
Other current liabilities	212	211
Total current liabilities	396	417
Long-term debt, net of current portion	404	405
Pension and other postretirement liabilities	568	603
Other long-term liabilities	224	268
Total Liabilities	1,592	1,693

Commitments and Contingencies (Note 8)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	160	156

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	636	641
Treasury stock, at cost	(8)	(8)
Accumulated deficit	(257)	(268)
Accumulated other comprehensive loss	(430)	(438)
Total shareholders’ deficit	(59)	(73)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND DEFICIT	$1,693	$1,776

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$11	$(7)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	41	57
Pension income	(59)	(72)
Change in fair value of embedded conversion features derivative liability	(36)	—
Prosper asset remeasurement	12	—
Non-cash restructuring costs, asset impairments and other charges, net	10	26
Net gain on sales of assets/businesses	(2)	(7)
Stock based compensation	5	3
Provision for deferred income taxes	1	5
Decrease in receivables	26	35
Increase in inventories	(40)	(22)
Decrease in trade payables	(29)	(9)
Decrease in liabilities excluding borrowings and trade payables	(21)	(37)
Other items, net	7	(2)
Total adjustments	(85)	(23)
Net cash used in operating activities	(74)	(30)
Cash flows from investing activities:
Additions to properties	(17)	(12)
Proceeds from sales of assets/businesses, net	2	10
Proceeds from sales of marketable securities	1	—
Net cash used in investing activities	(14)	(2)
Cash flows from financing activities:
Repayment of emergence credit facilities	—	(2)
Repayment of capital leases	(2)	—
Payment of contingent consideration related to the sale of a business	—	(4)
Equity transactions of noncontrolling interests	—	(1)
Preferred stock dividend payments	(5)	—
Treasury stock purchases	—	(1)
Net cash used in financing activities	(7)	(8)
Effect of exchange rate changes on cash	6	2
Net decrease in cash, cash equivalents and restricted cash	(89)	(38)
Cash, cash equivalents and restricted cash, beginning of period	478	600
Cash, cash equivalents and restricted cash, end of period	$389	$562

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

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification due to changes to Kodak’s organization structure effective January 1, 2017 and April 1, 2017 and a change in the presentation of discontinued operations and assets held for sale.  In addition to the changes in segment reporting under the new organization structure, solvent recovery income for the Consumer and Film segment previously reported in Cost of Revenues is reported in Revenues and there is a change in the segment measure of profitability.  Refer to Note 20, “Segment Information” and Note 21, “Discontinued Operations” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The ASU is effective prospectively for annual and interim periods beginning after December 15, 2017 (January 1, 2018 for Kodak). Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued.  Kodak early adopted ASU 2017-09 effective April 1, 2017.  The adoption of this guidance had no impact on Kodak’s Consolidated Financial Statements.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU requires changes in the Company’s restricted cash to be classified as either operating activities, investing activities or financing activities in the Consolidated Statement of Cash Flows, depending on the nature of the activities that gave rise to the restriction.  The new standard is effective for annual reporting periods beginning after December 15, 2017, (January 1, 2018 for Kodak) including interim reporting periods within those annual reporting periods.  Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Kodak early adopted ASU 2016-18 effective January 1, 2017 which resulted in a decrease of $6 million in net cash flows provided by investing activities from what was previously reported for the six-month period ended June 30, 2016.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires entities to report the service cost component in the same line item(s) as other compensation costs arising from services rendered during the period and to report all other components of net benefit costs outside a subtotal of income from operations.  In addition, the ASU allows only the service cost component to be eligible for capitalization when applicable.  ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak); retrospective application is required for the presentation of the service cost and other cost components however the restrictions on the capitalization eligibility will be applied prospectively from the date of adoption.  The components of net benefit cost are shown in Note 14, “Retirement Plans and Other Postretirement benefits”.  The guidance will impact presentation in the Consolidated Financial Statements and the capitalization of costs to inventory.  The current presentation of the service cost component is consistent with the requirements of the new standard.  Upon adoption, the other components (which are currently being presented within Cost of revenues, Selling and general administrative expenses and Research and development costs) are expected to be presented within Other (income) charges, net.  The segment profit measure currently includes only the service cost and amortization of prior service credits components of net periodic pension costs (refer to Note 20, “Segment Information”).

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  ASU 2017-05 defines in-substance nonfinancial assets, provides guidance with respect to accounting for partial sales of nonfinancial assets and conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (Topic 606 as described below).  ASU 2017-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application. Kodak expects to apply the modified retrospective adoption approach and expects that application of this standard will not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Kodak is currently evaluating the impact of this ASU.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the ASU all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective for Kodak beginning January 1, 2018, including interim periods within those fiscal years.  Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

[8]

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB deferred the effective date of ASU 2014-09. In 2016 the FASB issued ASU 2016-08, ASUs 2016-10 through 12 and ASU 2016-20 clarifying guidance regarding principle vs agent considerations, identification of performance obligations, analysis of licensing transactions, impairment considerations and disclosures. The new revenue standards are collectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allow either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application.  Kodak currently anticipates applying the modified retrospective adoption approach.  To date, the Company has not yet identified any material changes in the timing of revenue recognition when considering the amended accounting guidance, however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.  Kodak is in the process of implementing appropriate changes to the business processes, systems and controls to support recognition and disclosure under the new standard. Training of employees on the impacts of the standard and changes to processes, systems and controls will continue throughout 2017.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$370	$434
Restricted cash included in Other current assets	8	8
Long-term restricted cash	11	36
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$389	$478

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash as of June 30, 2017 and December 31, 2016 includes $6 million and $7 million, respectively, of security posted related to Brazilian legal contingencies.  Long-term restricted cash as of December 31, 2016 also included $25 million supporting compliance with the Excess Availability threshold under the Amended and Restated Credit Agreement (“Amended Credit Agreement”).  During the second quarter of 2017, the amount of outstanding letters of credit issued under the Amended Credit Agreement was reduced by $20 million, which had a corresponding reduction in the amount of long-term restricted cash necessary to support compliance with the Excess Availability threshold.  See Note 8, “Commitments and Contingencies” and “Sources of Liquidity” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

NOTE 3: RECEIVABLES, NET

	June 30,	December 31,
(in millions)	2017	2016
Trade receivables	$259	$277
Miscellaneous receivables	39	34
Total (net of allowances of $9 as of June 30, 2017 and $8 as of December 31, 2016)	$298	$311

Approximately $23 million and $26 million of the total trade receivable amounts as of June 30, 2017 and December 31, 2016, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

[9]

NOTE 4: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2017	2016
Finished goods	$177	$149
Work in process	68	57
Raw materials	68	65
Total	$313	$271

NOTE 5: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization by major asset category as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$122	$70	$52	6 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	26	12	14	6 years
Other	2	-	2	21 years
Total	$190	$82	$108

	December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$122	$57	$65	6 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	26	12	14	6 years
Other	2	-	2	21 years
Total	$190	$69	$121

Amortization expense related to intangible assets was $5 million for both the three months ended June 30, 2017 and 2016 and $9 million and $10 million for the six months ended June 30, 2017 and 2016, respectively.

During the first quarter of 2017, Kodak recorded $4 million to adjust the Prosper intangible asset carrying value to the amount that would have been recorded had the Prosper intangible assets been continuously classified as held and used.  Refer to Note 10, “Other Operating Expense (Income), net and Note 21, “Discontinued Operations”.

Estimated future amortization expense related to intangible assets that are currently being amortized as of June 30, 2017, is as follows:

(in millions)
Q3-Q4 2017	$10
2018	16
2019	9
2020	8
2021	7
2022 and thereafter	18
Total	$68

[10]

NOTE 6: OTHER CURRENT LIABILITIES

	June 30,	December 31,
(in millions)	2017	2016
Employee related liabilities	$48	$49
Deferred revenue	30	32
Customer rebates	23	27
Deferred consideration on disposed businesses	17	7
Restructuring liabilities	12	8
Workers compensation	9	8
Other	73	80
Total	$212	$211

NOTE 7: OTHER LONG-TERM LIABILITIES

	June 30,	December 31,
(in millions)	2017	2016
Workers compensation	$103	$105
Asset retirement obligations	43	43
Deferred taxes	16	16
Environmental liabilities	12	12
Deferred consideration on disposed businesses	14	24
Embedded conversion features derivative liability	7	43
Other	29	25
Total	$224	$268

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of June 30, 2017, the Company had outstanding letters of credit of $96 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $4 million, surety bonds in the amount of $53 million, and restricted cash and deposits of $25 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2017, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $52 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of June 30, 2017, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $72 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

[11]

NOTE 9: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $11 million and the outstanding amount for those guarantees is $4 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2016 to June 30, 2017, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2016	$24
New extended warranty and maintenance arrangements in 2017	67
Recognition of extended warranty and maintenance arrangement revenue in 2017	(68)
Deferred revenue on extended warranties as of June 30, 2017	$23

NOTE 10:  OTHER OPERATING EXPENSE (INCOME), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
(Income) expense:
Prosper asset remeasurement (1)	$—	$—	$12	$—
Asset impairments (2) (3)	2	1	2	25
Legal settlements (4)	—	—	—	(10)
Gain on sale of assets (5)	—	(7)	(2)	(7)
Total	$2	$(6)	$12	$8

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
(5)

On June 30, 2016, Kodak sold certain assets of its brand protection business to eApeiron Solutions Inc. in exchange for cash consideration of approximately $6 million and an equity investment of 19.9%.  Kodak is accounting for this investment under the equity method of accounting.  Kodak recognized a gain of approximately $7 million on this transaction.

[12]

NOTE 11: OTHER (INCOME) CHARGES, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Change in fair value of embedded conversion features derivative liability (1)	$(14)	$—	$(36)	$—
Loss on foreign exchange transactions	3	1	4	2
Other	2	—	3	—
Total	$(9)	$1	$(29)	$2

(1)	Refer to Note 22, “Financial Instruments”.

NOTE 12: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Earnings from continuing operations before income taxes	$11	$15	$21	$8
Effective tax rate	36.4%	40.0%	33.3%	162.5%
Provision for income taxes	4	6	7	13
Provision for income taxes @ 35%	4	5	7	3
Difference between tax at effective vs. statutory rate	$-	$1	$-	$10

For the three months ended June 30, 2017, the difference between Kodak’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S, (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

For the six months ended June 30, 2017, the difference between Kodak’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a provision associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

For the three and six months ended June 30, 2016, the difference between Kodak’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., and (3) changes in audit reserves.

NOTE 13: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first half of 2017 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the Prosper business cost reduction, voluntary workforce transition plans in the U.S., an office closure in Switzerland, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

[13]

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the six months ended June 30, 2017 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2016	$5	$3	$—	$8
Q1 charges	5	—	8	13
Q1 utilization/cash payments	(3)	—	(8)	(11)
Q1 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of March 31, 2017	$6	$3	$—	$9
Q2 charges	$8	$3	$—	$11
Q2 utilization/cash payments	(3)	(1)	—	(4)
Q2 other adjustments and reclasses (3)	(4)	—	—	(4)
Balance as of June 30, 2017	$7	$5	$—	$12

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.
(2)

The $(1) million represents severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

(3)

The $(4) million includes $(5) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities, and $1 million of foreign currency translation adjustments.

For the three months ended June 30, 2017 the $11 million of charges were reported as Restructuring costs and other in the Consolidated Statement of Operations.

The severance costs for the three months ended June 30, 2017 related to the elimination of approximately 100 positions including approximately 50 manufacturing/service positions, and 50 administrative positions. The geographic composition of these positions includes approximately 75 in the United States and Canada and 25 throughout the rest of the world.

For the six months ended June 30, 2017 the $24 million of charges includes $6 million of charges for inventory write-downs which were reported in Cost of revenues in the Consolidated Statement of Operations. The remaining $18 million was reported as Restructuring costs and other.

The severance costs for the six months ended June 30, 2017 related to the elimination of approximately 200 positions including approximately 75 manufacturing/service positions, 25 research and development positions and 100 administrative positions. The geographic composition of these positions includes approximately 125 in the United States and Canada and 75 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the first quarter of 2018.  However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout the remainder of 2017 and beyond.

[14]

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$—	$6	$2	$6	$1
Interest cost	28	3	28	4	57	6	58	7
Expected return on plan assets	(61)	(6)	(66)	(7)	(122)	(13)	(131)	(14)
Amortization of:
Prior service credit	(1)	—	(1)	—	(3)	—	(3)	—
Actuarial loss	—	—	2	—	—	1	2	—
Net pension income before special termination benefits	(31)	(2)	(34)	(3)	(62)	(4)	(68)	(6)
Special termination benefits	5	—	2	—	6	—	3	—
Net pension income	(26)	(2)	(32)	(3)	(56)	(4)	(65)	(6)
Other plans	—	1	—	—	—	1	—	(1)
Total net pension income	$(26)	$(1)	$(32)	$(3)	$(56)	$(3)	$(65)	$(7)

For both the three-and six months ended June 30, 2017 and 2016 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions.

NOTE 15: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share. The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the net carrying value of the Series A Preferred Stock (see Note 22, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.  The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  The Company declared a cash dividend of approximately $3 million in June 2017, which was paid on July 17, 2017.  The accrual for the cash dividend declared is included in Other current liabilities in the accompanying Consolidated Statement of Financial Position as of June 30, 2017.  As of June 30, 2017, the Series A Preferred Stock has not been converted and none of the antidilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

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

[15]

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2017 follows: (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Earnings from continuing operations attributable to Eastman Kodak Company	$7	$14
Less: Series A convertible preferred stock cash dividend	(3)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(4)
Earnings from continuing operations available to common shareholders - basic and diluted	$2	$4

Earnings from net earnings attributable to Eastman Kodak Company	$4	$11
Less: Series A convertible preferred stock cash dividend	(3)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(4)
(Loss) earnings from net earnings available to common shareholders - basic and diluted	$(1)	$1

Weighted-average common shares outstanding - basic	42.5	42.5
Effect of dilutive securities:
Unvested restricted stock units	0.2	0.2
Weighted-average common shares outstanding - diluted	42.7	42.7

The computation of diluted earnings per share for the three and six months ended June 30, 2017 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93, (3) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and (4) the assumed conversion of 2.6 million outstanding employee stock options because they would have been anti-dilutive.

Weighted-average basic shares outstanding were 42.2 million for the three and six month periods ended June 30, 2016.

Weighted average diluted shares were 42.6 million for the three-month period ended June 30, 2016 and included the dilutive effect of 0.4 million unvested restricted stock units.

As a result of the net loss from continuing operations for the six months ended June 30, 2016, Kodak calculated earnings per share using weighted-average basic shares outstanding for the period.  If Kodak had reported earnings from continuing operations for the six months ended June 30, 2016, Kodak would have included the dilutive effect of 0.2 million unvested restricted stock units.

The computation of diluted earnings per share for the three and six months ended June 30, 2016 excluded the impact of the assumed conversion of net share settled warrants to purchase (a) 1.8 million shares of common shares at an exercise price of $14.93 and (b) 1.8 million shares of common shares at an exercise price of $16.12 because they would have been anti-dilutive. Outstanding stock options of 1.7 million for the three and six months ended June 30, 2016 were not included in the computation of diluted earnings per share as they would also have been anti-dilutive.

NOTE 17: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of June 30, 2017 and December 31, 2016, there were 42.5 million and 42.4 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding, respectively. Treasury stock consisted of approximately 0.5 million shares at both June 30, 2017 and December 31, 2016.

[16]

NOTE 18: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)		2017	2016	2017	2016
Currency translation adjustments		$—	$1	$14	$9
Pension and other postretirement benefit plan changes
Newly established net actuarial loss		(1)	(2)	(1)	(144)
Tax benefit		—	1	—	1
Newly established net actuarial loss, net of tax		(1)	(1)	(1)	(143)
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(2)	(4)	(4)
Amortization of actuarial gains	(a)	—	—	(1)	(1)
Recognition of gains due to settlements		—	—	—	(1)
Total reclassification adjustments		(2)	(2)	(5)	(6)
Tax provision		—	1	—	1
Reclassification adjustments, net of tax		(2)	(1)	(5)	(5)
Pension and other postretirement benefit plan changes, net of tax		(3)	(2)	(6)	(148)
Other comprehensive (loss) income		$(3)	$(1)	$8	$(139)

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	June 30,	December 31,
(in millions)	2017	2016
Currency translation adjustments	$(82)	$(96)
Pension and other postretirement benefit plan changes	(348)	(342)
Ending balance	$(430)	$(438)

[17]

NOTE 20: SEGMENT INFORMATION

Effective January 1, 2017, Kodak changed its organizational structure.  Micro 3D Printing, within the Micro 3D Printing and Packaging segment, was moved into the Intellectual Property Solutions segment, which has been renamed the Advanced Materials and 3D Printing Technology segment. The Flexographic Packaging business, formerly part of the Micro 3D Printing and Packaging segment, is now being reported as a dedicated segment.

Effective April 1, 2017, Kodak made another change to its organizational structure.  Digital front-end controllers within the Prosper business in the Enterprise Inkjet Systems segment was moved to the Unified Workflow Solutions business within the Software and Solutions segment.

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

Consumer and Film: The Consumer and Film segment is comprised of three lines of business:  Industrial Film and Chemicals, Motion Picture and Consumer Products (which includes Consumer Inkjet Solutions).

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Print Systems	$236	$258	$449	$489
Enterprise Inkjet Systems	35	44	72	76
Flexographic Packaging	37	35	70	64
Software and Solutions	22	21	43	45
Consumer and Film	47	62	96	119
Advanced Materials and 3D Printing Technology	—	—	—	—
Eastman Business Park	4	3	8	7
Consolidated total	$381	$423	$738	$800

[18]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Print Systems	$16	$22	$29	$40
Enterprise Inkjet Systems	1	(6)	1	(10)
Flexographic Packaging	8	6	14	10
Software and Solutions	(1)	(2)	(1)	(1)
Consumer and Film	(5)	10	(8)	17
Advanced Materials and 3D Printing Technology	(7)	(8)	(15)	(15)
Eastman Business Park	2	1	2	1
Total of reportable segments	14	23	22	42
All Other (1)	—	2	—	5
Corporate components of pension and OPEB income (2)	35	40	71	81
Depreciation and amortization	(22)	(27)	(41)	(57)
Restructuring costs and other	(11)	(7)	(24)	(12)
Stock based compensation	(3)	(1)	(5)	(3)
Consulting and other costs (3)	—	(2)	(1)	(3)
Idle costs (4)	(1)	(1)	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (5)	—	(1)	—	(1)
Other operating (expense) income, net (6)	(2)	6	(12)	(8)
Interest expense (6)	(8)	(16)	(16)	(32)
Other income (charges), net (6)	9	(1)	29	(2)
Consolidated earnings from continuing operations before income taxes	$11	$15	$21	$8

(1)	RED utilities variable interest entity, which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailment and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(5)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are excluded from the segment measure of profit and loss.
(6)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating expense, net (unless otherwise indicated); interest expense; and other (income) charges, net.  Overhead costs no longer absorbed by the Prosper discontinued operations of $4 million and $8 million in the three and six months ended June 30, 2016, respectively, were also excluded from segment earnings while the business was reported in discontinued operations.  As the Prosper business is no longer reported in discontinued operations, overhead allocations are included in the Enterprise Inkjet Solutions segment measure for all periods presented.

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

[19]

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

NOTE 21: DISCONTINUED OPERATIONS

KODAK PROSPER Enterprise Inkjet Business

The results of the Prosper business were previously presented as discontinued operations.  However, the held for sale criteria were no longer met as of March 31, 2017.  In April 2017, Kodak decided to retain the Prosper business.  The assets and liabilities of the Prosper business, previously presented as held for sale, have been reclassified to held and used in the Consolidated Statement of Financial Position as of December 31, 2016, and the results of the Prosper business have been reclassified from discontinued operations to continuing operations for all periods presented.  The Prosper business’ assets and liabilities as of March 31, 2017 were measured at the carrying amount before the assets were classified as held for sale, reduced by $12 million representing the depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use.  The $12 million reduction to the carrying value of the Prosper assets was reported in Other operating expense, net in the first quarter of 2017.

The reclassification of the results of the Prosper Business to continuing operations had the following impacts on the Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Revenues	$—	$25	$—	$39
Cost of revenues	—	18	—	30
Selling, general and administrative expenses	—	9	—	14
Research and development costs	—	5	—	11
Other operating (income) expense, net	—	—	12	—
Income (loss) from continuing operations before taxes	—	(7)	(12)	(16)
Provision for income taxes	—	—	—	—
Income (loss) from continuing operations	$—	$(7)	$(12)	$(16)

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are remeasured through net earnings (loss) (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at June 30, 2017 and December 31, 2016 was approximately $704 million and $340 million, respectively.  The majority of the contracts of this type held by Kodak as of June 30, 2017 are denominated in Swiss francs and euros.  The majority of the contracts of this type held by Kodak as of December 31, 2016 were denominated in euros, British pounds, and Chinese renminbi.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net loss from derivatives not designated as hedging instruments	$(4)	$(2)	$—	$(1)

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2017 and 2016.

[20]

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

As discussed in Note 15, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative liability which is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative liability is being accounted for at fair value with changes in fair value being reported in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  Neither the fair value of marketable securities nor the gross fair values of the foreign currency forward contracts was material as of June 30, 2017 and December 31, 2016.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2017.

The fair value of the embedded conversion features derivative liability is calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion and Mandatory Conversion is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of the fair value of the Optional Conversion and Mandatory Conversion at June 30, 2017 and December 31, 2016:

	Valuation Date
	June 30, 2017	December 31, 2016
Total value of embedded derivative liability ($ millions)	$7	$43
Kodak's closing stock price	9.10	15.50
Expected stock price volatility	43.76%	42.85%
Risk free rate	1.78%	1.93%
Yield on the preferred stock	11.79%	11.38%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability.  Unless events occur which would alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.

The fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $414 million and $406 million at June 30, 2017 and December 31, 2016, respectively.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values.

[21]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in Kodak’s Annual Report on Form 10–K for the year ended December 31, 2016 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in Kodak’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, and in other filings Kodak makes with the SEC from time to time, as well as the following:

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

Revenue declined $42 million (10%) and $62 million (8%) compared to the prior year quarter and first six months, respectively.

[22]

Kodak’s strategy is to:

•	Use Kodak’s divisional structure to drive accountability, transparency and speed of decision making;
•	Focus product investment in growth engines - Sonora, Prosper, FLEXCEL NX Systems and Plates, Advanced Materials and 3D Printing and Software and Services;
•	Maintain its stable market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ revenues accounted for approximately 62% and 61% of Kodak’s revenues for the three and six months ended June 30, 2017.  Print Systems’ revenues declined $22 million (9%) and $40 million (8%) compared with the prior year quarter and first six months, respectively. Segment earnings declined $6 million (27%) and $11 million (28%) compared with the prior year quarter and first six months, respectively, driven by competitive pricing pressures.  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build scale and profitability.  Investment in the next generation Prosper technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturer and hybrid applications.  Enterprise Inkjet Systems’ revenue decreased $9 million (20%) and $4 million (5%) but the segment earnings improved $7 million and $11 million compared with the prior year quarter and first six months, respectively, driven by a streamlining of the Prosper business.

•

Flexographic Packaging revenue increased $2 million (6%) and $6 million (9%) and segment earnings increased $2 million (33%) and $4 million (40%) compared with the prior year quarter and first six months, respectively, as the digital business continues to build scale.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes document management and managed print services businesses as well as businesses that leverage existing technologies and intellectual property in new applications.  The contributions these business initiatives make to earnings are expected to grow with a modest amount of additional investment.  Sales in Software and Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•

Consumer and Film’s revenue continues to decline ($15 million (24%) and $23 million (19%) compared with the prior year quarter and first six months, respectively).  Segment earnings declined $15 million and $25 million compared with the prior year quarter and first six months, respectively, driven by the declining installed base of consumer inkjet printers and one-time items that favorably impacted the prior year.  However, the Consumer and Film segment’s revenues are expected to grow in the second half of the year driven by growth in brand licensing.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

•

Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park (“EBP”), which helps cost absorption for both Kodak operations and tenants at EBP.

•

Kodak plans to capitalize on its intellectual property through new business opportunities in 3D printing materials, smart material applications, and functional printing markets including printed electronics.

•

Kodak plans to continue to pursue monetization of its asset base, selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Effective January 1, 2017, Kodak changed its organizational structure.  Micro 3D Printing within the Micro 3D Printing and Packaging segment was moved into the Intellectual Property Solutions segment which has been renamed the Advanced Materials and 3D Printing Technology segment. The Flexographic Packaging business, formerly part of the Micro 3D Printing and Packaging segment, is now being reported as a dedicated segment.

[23]

Additionally, effective April 1, 2017, digital front-end controllers within the Prosper business in the Enterprise Inkjet Systems segment was moved to the Unified Workflow Solutions business within the Software and Solutions segment.

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

Prosper:

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

Versamark:

[24]

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

Other Packaging Business:

•

The FLEXCEL SR Plates portfolio comprises a full range of analog flexographic plates designed for trade shops and packaging printers that have not yet transitioned to digital technology. Kodak also manufactures and sells DITR Film, a no-process alternative to conventional graphic arts film and a wide range of analog and digital letterpress plates. Also included under this category are equipment service and the legacy APPROVAL proofing business.

Software and Solutions

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions, which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes document management and managed print services businesses as well as businesses that leverage existing Kodak technologies and intellectual property in new applications.

Unified Workflow Solutions:

•

Unified Workflow Solutions offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak systems and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world.  The Unified Workflow Solutions business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency.

Kodak Technology Solutions:

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

[25]

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

Advanced Materials and 3D Printing Technology

The Advanced Materials and 3D Printing Technology segment contains the Kodak Research Laboratories and associated new business opportunities, touch sensor films with copper mesh technology and intellectual property licensing not directly related to other business divisions.  Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories.  Additionally, Kodak continues to file new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Because product solutions in Advanced Materials and 3D Printing are in the process of being commercialized or are new business opportunities, a higher degree of investment is required.

Advanced Materials:

•

Advanced Materials is developing solutions for component smart materials based on the materials science inventions and innovations from the research laboratories.  There are multiple applications that Kodak contemplates addressing in this category and the initial focus is light blocking particles for the textile market.

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

3D Printing:

•

3D Printing products have the potential to offer many advantages over traditionally manufactured products, including lower cost points, freedom of digital design, customization for small or large runs, and improvements in sustainable manufacturing.  Kodak has been focusing its 3D printed touch screen technology on industrial applications (such as consumer appliances).  Kodak has decided to cancel the copper mesh touch screen program and to focus on printed electronics and materials development for 3D printing.  Kodak is assessing the market situation in the printed electronics segment and is working with a lead customer to ascertain feasibility and achieve market introduction in 2019. On materials development for 3D printing, Kodak is working with 3D printing customers to produce materials for their printers.

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

[26]

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Print Systems	236	$258	449	$489
Enterprise Inkjet Systems	35	44	72	76
Flexographic Packaging	37	35	70	64
Software and Solutions	22	21	43	45
Consumer and Film	47	62	96	119
Advanced Materials and 3D Printing Technology	—	—	—	—
Eastman Business Park	4	3	8	7
Consolidated total	$381	$423	$738	$800

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Print Systems	$16	$22	$29	$40
Enterprise Inkjet Systems	1	(6)	1	(10)
Flexographic Packaging	8	6	14	10
Software and Solutions	(1)	(2)	(1)	(1)
Consumer and Film	(5)	10	(8)	17
Advanced Materials and 3D Printing Technology	(7)	(8)	(15)	(15)
Eastman Business Park	2	1	2	1
All Other (1)	—	2	—	5
Corporate components of pension and OPEB income (2)	35	40	71	81
Depreciation and amortization	(22)	(27)	(41)	(57)
Restructuring costs and other	(11)	(7)	(24)	(12)
Stock based compensation	(3)	(1)	(5)	(3)
Consulting and other costs (3)	—	(2)	(1)	(3)
Idle costs (4)	(1)	(1)	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (5)	—	(1)	—	(1)
Other operating (expense) income, net (6)	(2)	6	(12)	(8)
Interest expense (6)	(8)	(16)	(16)	(32)
Other income (charges), net (6)	9	(1)	29	(2)
Consolidated earnings from continuing operations before income taxes	$11	$15	$21	$8

(1)	RED utilities variable interest entity which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailment and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(5)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are excluded from the segment measure of profit and loss.
(6)	As reported in the Consolidated Statement of Operations.

[27]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating expense, net (unless otherwise indicated); interest expense; and other (income) charges, net.  Overhead costs no longer absorbed by the Prosper discontinued operations of $4 million and $8 million in the three and six months ended June 30, 2016, respectively, were also excluded from segment earnings while the business was reported in discontinued operations.  As the Prosper business is no longer reported in discontinued operations, overhead allocations are included in the Enterprise Inkjet Solutions segment measure for all periods presented.

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

2017 COMPARED WITH 2016

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2017	% of Sales	2016	% of Sales	$ Change	2017	% of Sales	2016	% of Sales	$ Change
Revenues	$381		$423		$(42)	$738		$800		$(62)
Cost of revenues	290		316		(26)	564		605		(41)
Gross profit	91	24%	107	25%	(16)	174	24%	195	24%	(21)
Selling, general and administrative expenses	53	14%	58	14%	(5)	106	14%	103	13%	3
Research and development costs	15	4%	16	4%	(1)	30	4%	31	4%	(1)
Restructuring costs and other	11	3%	7	2%	4	18	2%	11	1%	7
Other operating expense (income), net	2		(6)		8	12		8		4
Earnings (loss) from continuing operations before interest expense, other (income) charges, net and income taxes	10	3%	32	8%	(22)	8	1%	42	5%	(34)
Interest expense	8	2%	16	4%	(8)	16	2%	32	4%	(16)
Other (income) charges, net	(9)	(2)%	1	0%	(10)	(29)	(4)%	2	0%	(31)
Earnings from continuing operations before income taxes	11	3%	15	4%	(4)	21	3%	8	1%	13
Provision for income taxes	4	1%	6	1%	(2)	7	1%	13	2%	(6)
Earnings (loss) from continuing operations	7	2%	9	2%	(2)	14	2%	(5)	-1%	19
Loss from discontinued operations, net of income taxes	(3)	-1%	(1)	0%	(2)	(3)	0%	(2)	-0%	(1)
Net income (loss)	4	1%	8	2%	(4)	11	1%	(7)	-1%	18
Less: Net earnings attributable to noncontrolling interests	—	—	1	0%	(1)	—	—	4	1%	(4)
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$4	1%	$7	2%	$(3)	$11	1%	$(11)	-1%	$22

[28]

Revenue

Current Quarter

For the three months ended June 30, 2017, revenues decreased approximately $42 million compared with the same period in 2016.  The decline was primarily driven by volume and pricing declines within Print Systems ($17 million) and volume declines within Consumer and Film ($15 million) and Enterprise Inkjet Systems ($7 million).  Also contributing to the decrease was the unfavorable impact of foreign currency ($6 million).  Partially offsetting these impacts were volume improvements within Flexographic Packaging ($5 million).  See segment discussions for additional details.

Year to Date

For the six months ended June 30, 2017 revenues decreased approximately $62 million compared with the same period in 2016.  The decline was primarily driven by volume and pricing declines within Print Systems ($32 million) and volume declines within Consumer and Film ($23 million).  Also contributing to the decrease was the unfavorable impact of foreign currency ($12 million).  Partially offsetting these impacts were volume improvements within Flexographic Packaging ($8 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

The decrease in gross profit for the three months ended June 30, 2017 of approximately $16 million compared with the same period in 2016 reflected volume and pricing declines within Print Systems ($10 million) and volume declines within Consumer and Film ($9 million). Partially offsetting these decreases were volume improvements within Flexographic Packaging ($3 million).  See segment discussions for additional details.

Year to Date

The decrease in gross profit for the six months ended June 30, 2017 of approximately $21 million compared with the same period in 2016 reflected volume and pricing declines within Print Systems ($18 million), volume declines within Consumer and Film ($14 million) and increased inventory write-offs due to restructuring ($6 million). Partially offsetting these decreases were manufacturing cost improvements within Print Systems ($6 million), volume improvements within Flexographic Packaging ($5 million) and reduced costs with the deconsolidation of the RED utilities variable interest entity ($3 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $5 million for the three months ended June 30, 2017 due to lower investment in segment selling and marketing activities ($7 million) driven by participation in drupa 2016 in the prior year, partially offset by lower pension income ($3 million).  For the six months ended June 30, 2017, consolidated SG&A increased $3 million due to lower pension income ($7 million) partially offset by higher costs in 2016 from participation in drupa 2016.

Included in both the three and six months ended June 30, 2016 was $6 million related to participation in drupa 2016, a print industry trade show which occurs every four years.

Research and Development Costs

Consolidated R&D expenses did not materially change for the three and six months ended June 30, 2017 as compared with the prior year quarter and first six months.

PRINT SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$236	$258	$(22)	$449	$489	$(40)

Operational EBITDA	$16	$22	$(6)	$29	$40	$(11)
Operational EBITDA as a % of revenues	7%	9%		6%	8%

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended June 30, 2017 of approximately $22 million primarily reflected lower pricing ($7 million) due to competitive pressures in the industry and lower volumes ($6 million) driven by declines in consumables and service in Prepress Solutions.  Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($4 million) due to declines in consumables and service.  Unfavorable foreign currency ($4 million) also negatively impacted revenues.

[29]

Year to Date

The decrease in Print Systems revenues for the six months ended June 30, 2017 of approximately $40 million primarily reflected lower pricing ($14 million) due to competitive pressures in the industry and lower volumes ($9 million) driven by declines in consumables and service in Prepress Solutions.  Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($9 million) due to declines in consumables and service.  Unfavorable foreign currency ($7 million) also negatively impacted revenues.

Operational EBITDA

Current Quarter

The decrease in Print Systems Operational EBITDA for the three months ended June 30, 2017 of approximately $6 million reflected lower pricing in Prepress Solutions ($7 million) as well as lower volume in Electrophotographic Printing Solutions ($3 million). Partially offsetting these declines were lower investment in marketing, advertising and sales activities ($3 million) driven by the prior year participation in drupa 2016 and favorable product mix in Electrophotographic Printing Solutions ($1 million).  In addition, manufacturing cost improvements in Prepress consumables ($3 million) were offset by higher aluminum costs ($3 million).

Year to Date

The decrease in Print Systems Operational EBITDA for the six months ended June 30, 2017 of approximately $11 million reflected pricing and volume declines in Prepress Solutions ($14 million and $2 million, respectively) as well as lower volume in Electrophotographic Printing Solutions ($4 million).  Partially offsetting these declines were manufacturing costs improvements in Prepress consumables due to improved manufacturing efficiency ($8 million) partially offset by higher aluminum costs ($2 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$35	$44	$(9)	$72	$76	$(4)

Operational EBITDA	$1	$(6)	$7	$1	$(10)	$11
Operational EBITDA as a % of revenues	3%	(14)%		1%	(13)%

Revenues

Current Quarter

The decrease in Enterprise Inkjet Systems revenues for the three months ended June 30, 2017 of approximately $9 million primarily reflected lower volume of Prosper systems and component sales ($6 million), due to focusing on high volume applications, and reduced volume of VERSAMARK service and consumables ($3 million) due to declines in the installed base of VERSAMARK systems partially offset by increased volume of Prosper service and consumable sales ($2 million) driven by a larger installed base of Prosper systems. Unfavorable foreign currency ($1 million) also negatively impacted revenues.

Year to Date

The decrease in Enterprise Inkjet Systems revenues for the six months ended June 30, 2017 of approximately $4 million primarily reflected reduced volume of VERSAMARK service and consumables ($5 million) due to declines in the installed base of VERSAMARK systems and lower volume of Prosper systems and component sales ($4 million) due to focusing on high volume applications.  These unfavorable drivers were partially offset by increased volume of Prosper service and consumable sales ($5 million) primarily driven by a larger installed base of Prosper systems and higher volume of VERSAMARK equipment sales ($2 million) due to the sale of used equipment in the first quarter of 2017. Unfavorable foreign currency ($2 million) also negatively impacted revenues.

Operational EBITDA

Current Quarter

The increase in Enterprise Inkjet Systems Operational EBITDA for the three months ended June 30, 2017 of approximately $7 million was primarily due to a lower level of investment in marketing, advertising and sales activities ($5 million), due in part to the $3 million for participation in drupa 2016 in the prior year quarter and reduced investment in R&D activities ($2 million).  A portion of the lower investment in marketing, advertising and sales activities and R&D activities represent savings from the Prosper restructuring actions announced in January 2017 (refer to the “Restructuring Costs and Other – Prosper Business Cost Reduction” section in this Management’s Discussion and Analysis).

[30]

Year to Date

The increase in Enterprise Inkjet Systems Operational EBITDA for the six months ended June 30, 2017 of approximately $11 million was primarily due to a lower level of investment in marketing, advertising and sales activities ($6 million) and R&D activities ($3 million).  A portion of the lower investment in marketing, advertising and sales activities and R&D activities represent savings from the Prosper restructuring actions announced in January 2017 (refer to the “Restructuring Costs and Other – Prosper Business Cost Reduction” section in this Management’s Discussion and Analysis).

FLEXOGRAPHIC PACKAGING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$37	$35	$2	$70	$64	$6

Operational EBITDA	$8	$6	$2	$14	$10	$4
Operational EBITDA as a % of revenues	22%	17%		20%	16%

Revenues

Current Quarter

The increase in the Flexographic Packaging revenues for the three months ended June 30, 2017 of approximately $2 million primarily reflected volume improvements in FLEXCEL NX consumables ($5 million) due to a larger installed base of FLEXCEL NX systems and higher FLEXCEL NX unit placements ($1 million).  These favorable impacts were partially offset by unfavorable FLEXCEL NX price mix ($2 million), declining revenues from other packaging products ($1 million) and the unfavorable impact of currency ($1 million).

Year to Date

The increase in the Flexographic Packaging revenues for the six months ended June 30, 2017 of approximately $6 million primarily reflected volume improvements in FLEXCEL NX consumables ($8 million) due to a larger installed base of FLEXCEL NX systems partially offset by declining revenues from other packaging products ($1 million) and the unfavorable impact of currency ($1 million).

Operational EBITDA

Current Quarter

Flexographic Packaging Operational EBITDA increased for the three months ended June 30, 2017 by approximately $2 million from volume improvements in FLEXCEL NX consumables ($4 million) partially offset by unfavorable price mix in FLEXCEL NX consumables ($2 million).

Year to Date

Flexographic Packaging Operational EBITDA increased for the six months ended June 30, 2017 by approximately $4 million from volume improvements in FLEXCEL NX consumables ($6 million) and cost improvements in other packaging products ($2 million) partially offset by declining revenues from other packaging products ($1 million), increased investment in marketing and sales activities ($1 million) and the unfavorable impact of currency ($1 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$22	$21	$1	$43	$45	$(2)

Operational EBITDA	$(1)	$(2)	$1	$(1)	$(1)	$—
Operational EBITDA as a % of revenues	(5)%	(10)%		(2)%	(2)%

Revenues

Current Quarter

The increase in Software and Solutions revenues for the three months ended June 30, 2017 of approximately $1 million primarily reflected volume improvements in Unified Workflow Solutions ($1 million).

[31]

Year to Date

The decrease in Software and Solutions revenues for the six months ended June 30, 2017 of approximately $2 million primarily reflected volume declines in Kodak Technology Solutions due to the divestitures of the Design2Launch and brand protection businesses in the second quarter of 2016 ($2 million).

Operational EBITDA

Current Quarter

The improvement in Software and Solutions Operational EBITDA for the three months ended June 30, 2017 of approximately $1 million was primarily due to lower R&D costs ($1 million).

Year to Date

Software and Solutions Operational EBITDA for the six months ended June 30, 2017 was unchanged compared to the prior year, primarily reflecting lower R&D costs ($2 million) offset by increased sales and marketing initiatives ($1 million).

CONSUMER AND FILM SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$47	$62	$(15)	$96	$119	$(23)

Operational EBITDA	$(5)	$10	$(15)	$(8)	$17	$(25)
Operational EBITDA as a % of revenues	(11)%	16%		(8)%	14%

Revenues

Current Quarter

The decrease in Consumer and Film revenues for the three months ended June 30, 2017 of approximately $15 million reflected volume declines in Consumer Inkjet Systems ($5 million) driven by lower sales of ink to the existing installed base of printers and volume declines in Industrial Film and Chemicals ($4 million) driven by lower demand for photo paper chemicals.  Additionally, the prior year included $5 million from the fulfillment of a significant industrial film order.

Year to Date

The decrease in Consumer and Film revenues for the six months ended June 30, 2017 of approximately $23 million reflected volume declines in Consumer Inkjet Systems ($9 million) driven by lower sales of ink to the existing installed base of printers and in Industrial Film and Chemicals ($3 million) driven by lower demand for photo paper chemicals.  Additionally, the prior year included $5 million fulfillment of a significant industrial film order and $3 million related to the fulfillment of motion picture film volume commitments.

Operational EBITDA

Current Quarter

The decrease in Consumer and Film Operational EBITDA for the three months ended June 30, 2017 of approximately $15 million was driven by lower sales of ink ($4 million), unfavorable manufacturing costs in Motion Picture ($2 million), due to higher material costs, and increased investment in sales and marketing initiatives ($1 million).  The prior year included the impact of a significant industrial film order ($4 million).

Year to Date

The decrease in Consumer and Film Operational EBITDA for the six months ended June 30, 2017 of approximately $25 million was driven by lower sales of ink ($7 million), unfavorable manufacturing costs in Motion Picture ($3 million) due to higher material costs, unfavorable cost absorption in Industrial Film and Chemicals ($2 million), and increased investment in sales and marketing initiatives ($2 million).  The prior year included the impact of a significant industrial film order ($4 million) and the fulfillment of motion picture film volume commitments ($3 million).

[32]

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$-	$-	$-	$-	$-	$-

Operational EBITDA	$(7)	$(8)	$1	$(15)	$(15)	$-
Operational EBITDA as a % of revenues	N/A	N/A		N/A	N/A

Advanced Materials and 3D Printing Technology Operational EBITDA did not change significantly.  R&D not directly related to other segments is included in the Advanced Materials and 3D Printing Technology segment.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly.

A tenant that represented approximately thirty percent of segment revenues, for both the six months ended June 30, 2017 and the year ended December 31, 2016 notified Kodak that it does not plan to renew its lease upon expiration in the third quarter of 2018.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $11 million and $24 million of charges for the three and six months ended June 30, 2017, respectively, of which $11 million and $18 million, respectively, was reported as Restructuring costs and other and $0 million and $6 million, respectively, was reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $4 million and $7 million during the three and six months ended June 30, 2017.

The restructuring actions implemented in the first half of 2017 are expected to generate future annual cash savings of approximately $16 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $5 million, $9 million, and $2 million, respectively. Kodak began realizing a portion of these savings in the first half, and expects the majority of the annual savings to be in effect by the second half of 2017 as actions are completed.

Prosper Business Cost Reduction

On January 12, 2017, Kodak announced an action to streamline costs in its Prosper business.  This action is pursuant to Kodak’s initiative to focus the Prosper business on developing next generation Ultrastream technology with solutions that place writing systems in original equipment manufacturer and hybrid applications and the continued placement of Prosper 6000 presses and components in suitable high volume applications.  Kodak expects the action to be substantially completed by the end of the third quarter of 2017.

As a result of this decision, Kodak currently expects to incur total restructuring and related charges of $13 to $17 million, including $5 to $7 million of charges related to separation benefits, $6 million of non-cash related charges for inventory write-downs, $2 to $3 million of non-cash related charges for asset write-offs and up to $1 million in other cash related charges associated with this action.

During the three and six months ended June 30, 2017 under this program, Kodak incurred severance charges of $2 million and $5 million, inventory write-downs of $0 million and $6 million, and asset write-offs of $0 million and $2 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES UPDATE

Updates to critical accounting policies and estimates in Kodak’s 2016 Annual Report on Form 10-K are presented in this section.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report on Form 10-K for a complete discussion of all Kodak’s critical accounting policies.

Taxes

As of June 30, 2017, Kodak’s deferred tax asset valuation allowance is $1,151 million.  Of this amount, $248 million was attributable to the Company’s net deferred tax assets outside the U.S. of $331 million, and $903 million related to the Company’s net deferred tax assets in the U.S. of $846 million, for which Kodak believes it is more likely than not that the assets will not be realized.

[33]

Kodak establishes valuation allowances for deferred income tax assets in accordance with U.S. GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, Kodak considers the scheduled reversal of deferred tax liabilities and assets, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.

Kodak continues to improve profitability in its businesses, particularly outside the U.S.  Accordingly, Kodak may be able to make the determination that the realization of those deferred tax assets in certain foreign jurisdictions are more likely than not in the near future.   If Kodak was to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  Kodak will continue to evaluate whether valuation allowances are needed, at a jurisdictional level, in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods with respect to one or more jurisdictions to reach a conclusion that all or part of the valuation allowance with respect to such jurisdictions could be reversed.

Utilization of post-emergence net operating losses (“NOL”) and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of five percent stockholders in Kodak’s stock by more than 50 percentage points over a testing period (generally three years).  The Company has a relatively high concentration of five percent stockholders.  There have been several recently reported transactions with those five percent stockholders that, combined with future transactions, could aggregate an ownership change during the testing period in excess of 50 percentage points.  A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S.  As of December 31, 2016, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $801 million and unused foreign tax credits of $335 million.  Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

In the third quarter of 2017, Kodak decided to cancel the copper mesh touch screen program.  As of June 30, 2017, the estimated undiscounted cash flows were greater than the carrying value of the long-lived assets associated with this operation. Therefore no impairment was reported as of June 30, 2017. There were approximately $11 million of tangible and $16 million of intangible long-lived assets associated with the touch screen technology operation as of June 30, 2017. Kodak expects an impairment of the long-lived assets of the copper mesh touch screen program of $9 million to $27 million to occur during the quarter ended September 30, 2017.  The value of the impairment will depend on alternative uses for the intangible and tangible assets in other 3D printing technology programs utilizing Kodak’s copper manufacturing process and/or the estimated ability to otherwise recover value from the tangible assets.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(in millions)	2017	2016
Cash, cash equivalents and restricted cash	$389	$478

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2017	2016	Change
Cash flows from operating activities:
Net cash used in operating activities	$(74)	$(30)	$(44)
Cash flows from investing activities:
Net cash used in investing activities	(14)	(2)	(12)
Cash flows from financing activities:
Net cash used in financing activities	(7)	(8)	1
Effect of exchange rate changes on cash	6	2	4
Net decrease in cash, cash equivalents and restricted cash	$(89)	$(38)	$(51)

Operating Activities

Net cash used in operating activities increased $44 million for the six months ended June 30, 2017 as compared with the corresponding period in 2016 due to increased cash usage for working capital driven by inventory increases in anticipation of sequential quarter sales growth at higher rates relative to prior year sequential quarter sales growth and lower cash earnings.

[34]

Cash earnings included lower interest expense ($16 million) in the current year period primarily due to the prepayment of the Senior Secured Second Lien Term Credit Agreement and $10 million in net litigation proceeds from DuPont received in the prior year period.

Investing Activities

Net cash used in investing activities increased $12 million for the six months ended June 30, 2017 as compared with the corresponding period in 2016 primarily due to a decrease in proceeds received from sales of assets and an increase in additions to properties.

Financing Activities

Net cash used in financing activities decreased $1 million in the six months ended June 30, 2017 as compared with the corresponding period in 2016 due to payment of contingent consideration related to the sale of business and scheduled debt service payments in the prior year period, partially offset by the dividend payments made to the holders of Series A Preferred Stock made in the current year period.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $22 million of net availability as of June 30, 2017. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At June 30, 2017 and December 31, 2016 approximately $170 million and $205 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $200 million and $229 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $117 million of cash and cash equivalents was held as of June 30, 2017, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

As of June 30, 2017 and December 31, 2016, Kodak had funded $0 million and $25 million, respectively, to the Eligible Cash account held with the Amended and Restated Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.  During the second quarter of 2017, the Company reduced the amount of outstanding letters of credit issued under the Amended Credit Agreement by $20 million, which increased the amount of Excess Availability by a corresponding amount, enabling the Company to release the Eligible Cash.  The reduction of outstanding letters of credit was primarily attributable to the substitution of partially collateralized surety bonds in place of outstanding letters of credit.  If the Company’s credit ratings were to decline, the Company would be required to provide up to $19 million of letters of credit to the issuers of the surety bonds to fully collateralize the bonds.  Under the Amended Credit Agreement, if Excess Availability ($22 million at June 30, 2017) falls below 12.5% of lender commitments ($18.75 million at June 30, 2017), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the Amended Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the Amended Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of June 30, 2017, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of June 30, 2017, Kodak is in compliance with all covenants under the Amended Credit Agreement and, had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0, EBITDA (as defined in the Amended Credit agreement) exceeded Fixed Charges by approximately $1 million.

Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”), Kodak is required to maintain a Secured Leverage Ratio (the only financial covenant in the Term Credit Agreement) not to exceed 2.75 to 1.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement.  As of June 30, 2017, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratio by approximately $26 million.

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

The holders of the 5.50% Series A Convertible Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  The Company declared a cash dividend of approximately $3 million in June 2017, which was paid on July 17, 2017.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in the first six months of 2017.  For the balance of 2017, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $12 million.

[35]

Cash flow from investing activities included $17 million of capital expenditures for the six months ended June 30, 2017.  Kodak expects approximately $35 million to $40 million of total capital expenditures for 2017.  Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates.  The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan and is designed to meet increasing demand. The new production line is expected to be in full production by early 2019 and will initially focus on supplying FLEXCEL NX Plates to customers in the United States, Canada and Latin America.  Kodak invested approximately $3 million in the first half of 2017, expects to invest approximately $12 million for the full year 2017 and expects the total investment for the project to be approximately $16 million.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2017 and December 31, 2016, the fair value of open forward contracts would have decreased $19 million and $20 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement and Amended Credit Agreement are in variable-rate instruments, the Senior Secured First Lien Term Credit Agreement with an interest rate floor. At June 30, 2017 the three-month LIBOR rate was approximately 1.30%.  At December 31, 2016 the one-month LIBOR rate was approximately 0.77%.  When LIBOR rates rise above the 1% floor, interest expense increases approximately $4 million per annum for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2017 was not significant to Kodak.

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

[36]

Part II. Other Information

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2017, Kodak maintained accruals of approximately $13 million for claims aggregating approximately $213 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2016 Form 10-K.  The Risk Factors remain applicable from the 2016 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2017

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2017

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
June 1 through 30	9,344	9.74	na	na
Total	9,344

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

EASTMAN KODAK COMPANY (Registrant)

Date August 9, 2017	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[38]

Eastman Kodak Company

Index to Exhibits

(3.1)	Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed on May 25, 2017).
(4.1)

Shareholder Agreement, dated as of April 17, 2017, by and among Eastman Kodak Company, Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited, Deseret Mutual Pension Trust and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 4.6 of the Company’s Amendment No. 2 to Registration Statement on Form S-3 as filed on May 5, 2017).

*(10.1)	Separation and General Release Agreement between Eastman Kodak Sàrl and Philip Cullimore, dated April 24, 2017, filed herewith.
*(10.2)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Forfeiture upon Termination), filed herewith.
*(10.3)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Stock Unit Award Agreement (One Year Vesting), filed herewith.
(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.
(31.2)	Certification signed by David E. Bullwinkle, filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.
(101.INS)	XBRL Instance Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.
(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*  Management contract or compensatory plan or arrangement

[39]