Form 10-Q
period 2017-09-30
EASTMAN KODAK CO
filed 2017-11-08
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, the registrant had 42,571,360 shares of common stock, $0.01 par value per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2017

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenues
Sales	$303	$333	$893	$976
Services	76	78	224	235
Total revenues	379	411	1,117	1,211
Cost of revenues
Sales	243	268	708	768
Services	49	50	148	155
Total cost of revenues	292	318	856	923
Gross profit	87	93	261	288
Selling, general and administrative expenses	49	50	155	153
Research and development costs	12	15	42	46
Restructuring costs and other	4	2	22	13
Other operating expense (income), net	20	(6)	32	2
Goodwill impairment loss	56	—	56	—
(Loss) earnings from continuing operations before interest expense, other (income) charges, net and income taxes	(54)	32	(46)	74
Interest expense	8	16	24	48
Other (income) charges, net	(4)	1	(33)	3
(Loss) earnings from continuing operations before income taxes	(58)	15	(37)	23
(Benefit) provision for income taxes	(13)	3	(6)	16
Equity in loss of equity method investment, net of income taxes	1	—	1	—
(Loss) earnings from continuing operations	(46)	12	(32)	7
Loss from discontinued operations, net of income taxes	—	—	(3)	(2)
Net (loss) earnings	(46)	12	(35)	5
Less: Net loss attributable to noncontrolling interests	—	(4)	—	—
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(46)	$16	$(35)	$5
Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.20)	$0.38	$(1.08)	$0.17
Discontinued operations	—	—	(0.07)	(0.05)
Total	$(1.20)	$0.38	$(1.15)	$0.12
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.20)	$0.37	$(1.08)	$0.17
Discontinued operations	—	—	(0.07)	(0.05)
Total	$(1.20)	$0.37	$(1.15)	$0.12
Number of common shares used in basic and diluted net (loss) earnings per share
Basic	42.5	42.3	42.5	42.2
Diluted	42.5	42.8	42.5	42.5

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
NET (LOSS) INCOME	$(46)	$12	$(35)	$5
Less: Net loss attributable to noncontrolling interests	—	(4)	—	—
Net (loss) income attributable to Eastman Kodak Company	(46)	16	(35)	5
Other comprehensive loss, net of tax:
Currency translation adjustments	(5)	1	9	10
Pension and other postretirement benefit plan obligation activity, net of tax	(3)	(1)	(9)	(149)
Other comprehensive loss, net of tax attributable to Eastman Kodak Company	(8)	—	—	(139)
COMPREHENSIVE (LOSS) INCOME, NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(54)	$16	$(35)	$(134)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2017	2016
ASSETS
Cash and cash equivalents	$342	$434
Receivables, net	299	311
Inventories, net	316	271
Other current assets	31	23
Total current assets	988	1,039
Property, plant and equipment, net of accumulated depreciation of $381 and $343, respectively	309	342
Goodwill	32	88
Intangible assets, net	92	121
Restricted cash	11	36
Deferred income taxes	65	35
Other long-term assets	121	115
TOTAL ASSETS	$1,618	$1,776

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$191	$200
Short-term borrowings and current portion of long-term debt	8	6
Other current liabilities	212	211
Total current liabilities	411	417
Long-term debt, net of current portion	402	405
Pension and other postretirement liabilities	544	603
Other long-term liabilities	216	268
Total Liabilities	1,573	1,693

Commitments and Contingencies (Note 8)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	162	156

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	633	641
Treasury stock, at cost	(9)	(8)
Accumulated deficit	(303)	(268)
Accumulated other comprehensive loss	(438)	(438)
Total shareholders’ deficit	(117)	(73)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND DEFICIT	$1,618	$1,776

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net (loss) earnings	$(35)	$5
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	62	82
Pension income	(91)	(110)
Change in fair value of embedded conversion features derivative liability	(42)	—
Prosper asset remeasurement	12	—
Non-cash restructuring costs and asset impairments	87	20
Net gain on sales of assets/businesses	(2)	(7)
Stock based compensation	7	6
(Benefit) provision for deferred income taxes	(18)	5
Decrease in receivables	28	47
Increase in inventories	(42)	(9)
Decrease in trade payables	(17)	(11)
Decrease in liabilities excluding borrowings and trade payables	(20)	(59)
Other items, net	(6)	(1)
Total adjustments	(42)	(37)
Net cash used in operating activities	(77)	(32)
Cash flows from investing activities:
Additions to properties	(28)	(26)
Proceeds from sales of assets/businesses, net	2	10
Proceeds from sales of marketable securities	1	—
Net cash used in investing activities	(25)	(16)
Cash flows from financing activities:
Repayment of emergence credit facilities	(1)	(20)
Repayment of capital leases	(3)	—
Net VIE borrowings	—	4
Payment of contingent consideration related to the sale of a business	(7)	(4)
Equity transactions of noncontrolling interests	—	2
Preferred stock dividend payments	(7)	—
Treasury stock purchases	(1)	(2)
Net cash used in financing activities	(19)	(20)
Effect of exchange rate changes on cash	9	2
Net decrease in cash, cash equivalents and restricted cash	(112)	(66)
Cash, cash equivalents and restricted cash, beginning of period	478	600
Cash, cash equivalents and restricted cash, end of period	$366	$534

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

In January 2017, the FASB issued ASU No: 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.  The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. The ASU requires entities to calculate a goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The same one-step impairment test applies to goodwill at all reporting units, even those with zero or negative carrying amounts. The ASU requires entities to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The ASU is effective prospectively for annual periods beginning after December 15, 2019, (January 1, 2020 for Kodak) with early adoption permitted for goodwill impairment tests performed after January 1, 2017.  Kodak early adopted ASU 2017-04 effective January 1, 2017.  The adoption of this guidance had no impact on Kodak’s Consolidated Financial Statements.  As of September 30, 2017, the Unified Workflow Solutions reporting unit had a negative carrying value.  Total goodwill assigned to the Unified Workflow Solutions reporting unit is $6 million.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU requires changes in the Company’s restricted cash to be classified as either operating activities, investing activities or financing activities in the Consolidated Statement of Cash Flows, depending on the nature of the activities that gave rise to the restriction.  The new standard is effective for annual reporting periods beginning after December 15, 2017, (January 1, 2018 for Kodak) including interim reporting periods within those annual reporting periods.  Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Kodak early adopted ASU 2016-18 effective January 1, 2017 which resulted in a decrease of $9 million in net cash flows provided by investing activities from what was previously reported for the nine-month period ended September 30, 2016.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires entities to report the service cost component in the same line item(s) as other compensation costs arising from services rendered during the period and to report all other components of net benefit costs outside a subtotal of income from operations.  In addition, the ASU allows only the service cost component to be eligible for capitalization when applicable.  ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak).  Retrospective application is required for the presentation of the service cost and other cost components however the restrictions on the capitalization eligibility will be applied prospectively from the date of adoption.  The components of net benefit cost are shown in Note 14, “Retirement Plans and Other Postretirement benefits”.  The guidance will impact presentation in the Consolidated Financial Statements and the capitalization of costs to inventory.  The current presentation of the service cost component is consistent with the requirements of the new standard.  Upon adoption, the other components (which are currently being presented within Cost of revenues, Selling and general administrative expenses and Research and development costs) are expected to be presented separately on the face of the Consolidated Statement of Operations.  The segment profit measure currently includes only the service cost and amortization of prior service credits components of net periodic pension costs (refer to Note 20, “Segment Information”).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Early adoption is permitted. Kodak plans to adopt the new standard on the effective date and is currently evaluating the impact of this ASU on its financial statements.  Kodak anticipates that the adoption of the amended lease guidance will materially affect its consolidated balance sheet and will require certain changes to its systems and processes.

[8]

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB deferred the effective date of ASU 2014-09. In 2016 the FASB issued ASU 2016-08, ASUs 2016-10 through 12 and ASU 2016-20 clarifying guidance regarding principle vs agent considerations, identification of performance obligations, analysis of licensing transactions, impairment considerations and disclosures. The new revenue standards are collectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allow either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application.  Kodak currently anticipates applying the modified retrospective adoption approach.  Brand license revenue recognized in the three months ended September 30, 2017 of $6 million would be recognized over time under the new revenue standards, which will result in a transition adjustment of $6 million.  With the exception of brand license revenue, Kodak has not identified any changes in the timing of revenue recognition which will result in a material transition adjustment.  Kodak’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.  Kodak is in the process of implementing appropriate changes to the business processes, systems and controls to support recognition and disclosure under the new standard. Training of employees on the impacts of the standard and changes to processes, systems and controls will continue throughout 2017.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$342	$434
Restricted cash included in Other current assets	13	8
Long-term restricted cash	11	36
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$366	$478

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash as of September 30, 2017 and December 31, 2016 includes $6 million and $7 million, respectively, of security posted related to Brazilian legal contingencies.  Long-term restricted cash as of December 31, 2016 also included $25 million supporting compliance with the Excess Availability threshold under the Amended and Restated Credit Agreement (“Amended Credit Agreement”).  During the second quarter of 2017, the amount of outstanding letters of credit issued under the Amended Credit Agreement was reduced by $20 million, which had a corresponding reduction in the amount of long-term restricted cash necessary to support compliance with the Excess Availability threshold.  See Note 8, “Commitments and Contingencies” and “Sources of Liquidity” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

NOTE 3: RECEIVABLES, NET

	September 30,	December 31,
(in millions)	2017	2016
Trade receivables	$263	$277
Miscellaneous receivables	36	34
Total (net of allowances of $9 as of September 30, 2017 and $8 as of December 31, 2016)	$299	$311

[9]

Approximately $26 million of the total trade receivable amounts as of both September 30, 2017 and December 31, 2016 will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 4: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2017	2016
Finished goods	$188	$149
Work in process	64	57
Raw materials	64	65
Total	$316	$271

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment.  The Enterprise Inkjet Systems, Advanced Materials and 3D Printing Technology and Eastman Business Park segments do not have goodwill and are therefore not presented:

(in millions)	Print Systems	Flexographic Packaging	Software and Solutions	Consumer and Film	Consolidated Total
Balance as of December 31, 2016	$56	$20	$6	$6	$88
Impairment	(56)	—	—	—	(56)
Balance as of September 30, 2017	$-	$20	$6	$6	$32

Gross goodwill and accumulated impairment losses were $96 million and $8 million, respectively, as of December 31, 2016 and $96 million and $64 million, respectively, as of September 30, 2017.

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has two goodwill reporting units: Consumer Products and Motion Picture, Industrial Chemicals and Films.  The Flexographic Packaging segment, Enterprise Inkjet Systems segment, Advanced Materials and 3D Printing Technology segment and Eastman Business Park segment all have one goodwill reporting unit.  Goodwill is recorded in the Prepress Solutions, Flexographic Packaging, Unified Workflow Solutions and Consumer Products reporting units.

Given the decline in Kodak’s financial projections for the year and its market capitalization from the last goodwill impairment test (December 31, 2016), Kodak performed an interim goodwill impairment test as of September 30, 2017.  Kodak utilized the discounted cash flow method and guideline public company method for the reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

Based upon the results of Kodak’s September 30, 2017 analysis, Kodak concluded that the Prepress Solutions reporting unit’s carrying value exceeded its fair value and recorded a pre-tax goodwill impairment loss of $56 million in the Consolidated Statement of Operations.  No impairment of goodwill was indicated for the other reporting units.

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$105	$60	$45	6 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	11	6	5	6 years
Other	2	-	2	21 years
Total	$158	$66	$92

[10]

	December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$122	$57	$65	6 years
Kodak trade name	40	-	40	Indefinite life
Customer-related	26	12	14	6 years
Other	2	-	2	21 years
Total	$190	$69	$121

In the third quarter of 2017, due to canceling its copper mesh touch screen program, Kodak wrote off related intangible assets with a gross carrying amount of $33 million and accumulated amortization of $21 million and recorded an impairment charge of $12 million.

Amortization expense related to intangible assets was $5 million and $4 million for the three months ended September 30, 2017 and 2016 respectively, and $14 million and $15 million for the nine months ended September 30, 2017 and 2016, respectively.

During the first quarter of 2017, Kodak recorded $4 million to adjust the Prosper intangible asset carrying value to the amount that would have been recorded had the Prosper intangible assets been continuously classified as held and used.  Refer to Note 10, “Other Operating Expense (Income), net” and Note 21, “Discontinued Operations”.

Estimated future amortization expense related to intangible assets that are currently being amortized as of September 30, 2017, is as follows:

(in millions)
Q4 2017	$4
2018	12
2019	8
2020	6
2021	4
2022 and thereafter	18
Total	$52

NOTE 6: OTHER CURRENT LIABILITIES

	September 30,	December 31,
(in millions)	2017	2016
Employee related liabilities	$54	$49
Deferred revenue	30	32
Customer rebates	26	27
Restructuring liabilities	11	8
Deferred consideration on disposed businesses	10	7
Workers compensation	9	8
Other	72	80
Total	$212	$211

[11]

NOTE 7: OTHER LONG-TERM LIABILITIES

	September 30,	December 31,
(in millions)	2017	2016
Workers compensation	$102	$105
Asset retirement obligations	38	38
Deferred taxes	17	16
Deferred consideration on disposed businesses	14	24
Environmental liabilities	12	12
Embedded conversion features derivative liability (1)	1	43
Other	32	30
Total	$216	$268

(1)	Refer to Note 22, “Financial Instruments”

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of September 30, 2017, the Company had outstanding letters of credit of $96 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $4 million, surety bonds in the amount of $53 million, and restricted cash and deposits of $26 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2017, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $54 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of September 30, 2017, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $73 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 9: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $10 million and the outstanding amount for those guarantees is $4 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

[12]

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2016 to September 30, 2017, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2016	$24
New extended warranty and maintenance arrangements in 2017	97
Recognition of extended warranty and maintenance arrangement revenue in 2017	(98)
Deferred revenue on extended warranties as of September 30, 2017	$23

NOTE 10:  OTHER OPERATING EXPENSE (INCOME), NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Expense (income):
Asset impairments (1) (2) (3)	$20	$—	$22	$25
Prosper asset remeasurement (4)	—	—	12	—
Legal settlements (5) (6)	—	(6)	—	(16)
Gain on sale of assets (7)	—	—	(2)	(7)
Total	$20	$(6)	$32	$2

(1)

In the third quarter of 2017, due to canceling its copper mesh touch screen program, Kodak concluded that the carrying value of property, plant and equipment (PP&E) and intangible assets associated with those operations exceeded their fair value. Kodak recorded pre-tax impairment charges in the three months ended September 30, 2017 of $8 million related to the PP&E and $12 million for the intangible assets

(2)

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak concluded that the carrying value of PP&E associated with those operations exceeded their fair value and recorded pre-tax impairment charges of $12 million.  Kodak also wrote off related intangible assets with a gross carrying amount of $14 million and accumulated amortization of $6 million and recorded an impairment charge of $8 million.

(3)	In the first quarter of 2016, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value and recorded an impairment charge of $5 million related to the Kodak trade name.

(4)

In the first quarter of 2017, Kodak reduced the carrying value of Prosper fixed assets ($8 million) and intangible assets ($4 million) to the amount that would have been recorded had the Prosper assets been continuously classified as held and used. Refer to Note 21, “Discontinued Operations’.

(5)	In the third quarter of 2016, Kodak settled a legal contingency and reduced the associated reserve by $6 million.

(6)	In the first quarter of 2016, Kodak received $10 million representing net litigation proceeds from DuPont.

(7)

On June 30, 2016, Kodak sold certain assets of its brand protection business to eApeiron Solutions Inc. in exchange for cash consideration of approximately $6 million and an equity investment of 19.9%.  Kodak is accounting for this investment under the equity method of accounting.  Kodak recognized a gain of approximately $7 million on this transaction.

[13]

NOTE 11: OTHER (INCOME) CHARGES, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Change in fair value of embedded conversion features derivative liability (1)	$(6)	$—	$(42)	$—
Loss on foreign exchange transactions	2	1	7	3
Other	—	—	2	—
Total	$(4)	$1	$(33)	$3

(1)	Refer to Note 22, “Financial Instruments”.

NOTE 12: INCOME TAXES

Kodak’s income tax (benefit) provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
(Loss) earnings from continuing operations before income taxes	$(58)	$15	$(37)	$23
Effective tax rate	22.4%	20.0%	16.2%	69.6%
(Benefit) provision for income taxes	(13)	3	(6)	16
(Benefit) provision for income taxes @ 35%	(20)	5	(13)	8
Difference between tax at effective vs. statutory rate	$7	$(2)	$7	$8

For the three and nine months ended September 30, 2017, the difference between Kodak’s recorded (benefit) provision and the (benefit) provision, respectively, that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with the tax impact of a goodwill impairment, and (4) changes in audit reserves, including settlements with taxing authorities in locations outside the U.S.

For the three and nine months ended September 30, 2016, the difference between Kodak’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a provision associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves.

NOTE 13: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first nine months of 2017 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the Prosper business cost reduction, voluntary workforce transition plans in the U.S., an office closure in Switzerland, the cancellation of the copper touch screen program, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

[14]

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the nine months ended September 30, 2017 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2016	$5	$3	$—	$8
Q1 charges	5	—	8	13
Q1 utilization/cash payments	(3)	—	(8)	(11)
Q1 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of March 31, 2017	$6	$3	$—	$9
Q2 charges	$8	$3	$—	$11
Q2 utilization/cash payments	(3)	(1)	—	(4)
Q2 other adjustments and reclasses (3)	(4)	—	—	(4)
Balance as of June 30, 2017	$7	$5	$—	$12
Q3 charges	$4	$—	$1	$5
Q3 utilization/cash payments	(2)	—	(1)	(3)
Q3 other adjustments and reclasses (4)	(3)	—	—	(3)
Balance as of September 30, 2017	$6	$5	$—	$11

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.
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

(4)

The $(3) million represents severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

For the three months ended September 30, 2017 the $5 million of charges including $1 million of charges for inventory write-downs which were reported in Cost of revenues in the Consolidated Statement of Operations.  The remaining $4 million was reported as Restructuring costs and other.

The severance costs for the three months ended September 30, 2017 related to the elimination of approximately 100 positions including approximately 25 manufacturing/service positions, 25 research and development positions and 50 administrative positions. The geographic composition of these positions includes approximately 75 in the United States and Canada and 25 throughout the rest of the world.

For the nine months ended September 30, 2017 the $29 million of charges includes $7 million of charges for inventory write-downs which were reported in Cost of revenues in the Consolidated Statement of Operations. The remaining $22 million was reported as Restructuring costs and other.

The severance costs for the nine months ended September 30, 2017 related to the elimination of approximately 300 positions including approximately 100 manufacturing/service positions, 50 research and development positions and 150 administrative positions. The geographic composition of these positions includes approximately 200 in the United States and Canada and 100 throughout the rest of the world.

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

[15]

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$—	$3	$1	$9	$2	$9	$2
Interest cost	29	3	27	4	86	9	85	11
Expected return on plan assets	(61)	(7)	(65)	(8)	(183)	(20)	(196)	(22)
Amortization of:
Prior service credit	(2)	—	(2)	—	(5)	—	(5)	—
Actuarial loss	—	1	2	—	—	2	4	—
Net pension income before special termination benefits	(31)	(3)	(35)	(3)	(93)	(7)	(103)	(9)
Special termination benefits	3	—	—	—	9	—	3	—
Net pension income	(28)	(3)	(35)	(3)	(84)	(7)	(100)	(9)
Other plans	—	(1)	—	—	—	—	—	(1)
Total net pension income	$(28)	$(4)	$(35)	$(3)	$(84)	$(7)	$(100)	$(10)

For both the three and nine months ended September 30, 2017 and 2016 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions.

NOTE 15: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share. The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the net carrying value of the Series A Preferred Stock (see Note 22, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.  The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  The Company declared a cash dividend of approximately $3 million in September 2017, which was paid on October 19, 2017.  The accrual for the cash dividend declared is included in Other current liabilities in the accompanying Consolidated Statement of Financial Position as of September 30, 2017.  As of September 30, 2017, the Series A Preferred Stock has not been converted and none of the antidilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

NOTE 16: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include any dilutive effect of potential common shares.  In periods with a net loss from continuing operations available to common shareholders, diluted earnings per share are calculated using weighted-average basic shares for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

[16]

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2017 follows: (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Loss from continuing operations attributable to Eastman Kodak Company	$(46)	$(32)
Less: Series A convertible preferred stock cash dividend	(3)	(8)
Less: Series A convertible preferred stock deemed dividend	(2)	(6)
Loss from continuing operations available to common shareholders - basic and diluted	$(51)	$(46)

Loss from net earnings attributable to Eastman Kodak Company	$(46)	$(35)
Less: Series A convertible preferred stock cash dividend	(3)	(8)
Less: Series A convertible preferred stock deemed dividend	(2)	(6)
Loss from net earnings available to common shareholders - basic and diluted	$(51)	$(49)

Weighted-average common shares outstanding - basic and diluted	42.5	42.5

As a result of the net loss from continuing operations available to common shareholders for the three and nine months ending September 30, 2017, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods. If Kodak reported earnings from continuing operations available to common shareholders for the three and nine months ending September 30, 2017, the calculation of diluted earnings per share would have included the assumed conversion of 0.2 million of unvested restricted stock units.

The computation of diluted earnings per share for the three and nine months ended September 30, 2017 also excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93, (3) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and (4) the assumed conversion of 4.6 million outstanding employee stock options because the effects would have been anti-dilutive.

Weighted average diluted shares were 42.8 million for the three-month period and 42.5 for the nine-month period ended September 30, 2016, respectively, and included the dilutive effect of 0.4 million and 0.3 million unvested restricted stock units for the three and nine month periods ended September 30, 2016, respectively.  In addition, the weighted average diluted shares for the three-month period ended September 30, 2016 included the dilutive effect of net share settled warrants to purchase 0.1 million shares of common stock at an exercise price of $14.93.

The computation of diluted earnings per share for the three and nine month periods ended September 30, 2016 excluded the impact of the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and the assumed conversion of 2.0 million outstanding employee stock options because they would have been anti-dilutive. In addition, the computation of diluted earnings per share for the nine-month period ended September 30, 2016 excluded the impact of conversion of net share settled warrants to purchase 1.8 million shares of common shares at an exercise price of $14.93 because the effects would have been anti-dilutive.

NOTE 17: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of September 30, 2017 and December 31, 2016, there were 42.6 million and 42.4 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding, respectively. Treasury stock consisted of approximately 0.5 million shares at both September 30, 2017 and December 31, 2016.

[17]

NOTE 18: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in millions)		2017	2016	2017	2016
Currency translation adjustments		$(5)	$1	$9	$10
Pension and other postretirement benefit plan changes
Newly established net actuarial loss		(1)	(1)	(2)	(145)
Tax benefit		—	—	—	1
Newly established net actuarial loss, net of tax		(1)	(1)	(2)	(144)
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(1)	(6)	(5)
Amortization of actuarial (gains) losses	(a)	(1)	1	(2)	—
Recognition of gains due to settlements		—	—	—	(1)
Total reclassification adjustments		(3)	—	(8)	(6)
Tax provision		1	—	1	1
Reclassification adjustments, net of tax		(2)	—	(7)	(5)
Pension and other postretirement benefit plan changes, net of tax		(3)	(1)	(9)	(149)
Other comprehensive loss		$(8)	$—	$—	$(139)

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	September 30,	December 31,
(in millions)	2017	2016
Currency translation adjustments	$(87)	$(96)
Pension and other postretirement benefit plan changes	(351)	(342)
Ending balance	$(438)	$(438)

[18]

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

Advanced Materials and 3D Printing Technology: The Advanced Materials and 3D Printing Technology segment includes the Kodak Research Laboratories and associated new business opportunities and intellectual property licensing not directly related to other business segments.

Eastman Business Park: The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Print Systems	$232	$250	$681	$739
Enterprise Inkjet Systems	33	47	105	123
Flexographic Packaging	34	34	104	98
Software and Solutions	21	21	64	66
Consumer and Film	55	55	151	174
Advanced Materials and 3D Printing Technology	—	—	—	—
Eastman Business Park	4	4	12	11
Consolidated total	$379	$411	$1,117	$1,211

[19]

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Print Systems	$13	$27	$42	$67
Enterprise Inkjet Systems	1	(8)	2	(18)
Flexographic Packaging	7	7	21	17
Software and Solutions	1	—	—	(1)
Consumer and Film	(2)	1	(10)	18
Advanced Materials and 3D Printing Technology	(6)	(6)	(21)	(21)
Eastman Business Park	1	1	3	2
Total of reportable segments	15	22	37	64
All Other (1)	—	(2)	—	2
Corporate components of pension and OPEB income (2)	37	40	108	121
Depreciation and amortization	(21)	(25)	(62)	(82)
Restructuring costs and other	(5)	(2)	(29)	(13)
Stock based compensation	(2)	(3)	(7)	(6)
Consulting and other costs (3)	(2)	(3)	(3)	(6)
Idle costs (4)	—	—	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (5)	—	(1)	—	(2)
Other operating (expense) income, net (6)	(20)	6	(32)	(2)
Goodwill impairment loss (6)	(56)	—	(56)	—
Interest expense (6)	(8)	(16)	(24)	(48)
Other income (charges), net (6)	4	(1)	33	(3)
Consolidated (loss) earnings from continuing operations before income taxes	$(58)	$15	$(37)	$23

(1)	RED utilities variable interest entity, which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailment and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(5)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are excluded from the segment measure of profit and loss.
(6)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the (loss) earnings from continuing operations excluding the provision for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating expense, net (unless otherwise indicated); goodwill impairment losses; interest expense; and other (income) charges, net.  Overhead costs no longer absorbed by the Prosper discontinued operations of $4 million and $12 million in the three and nine months ended September 30, 2016, respectively, were also excluded from segment earnings while the business was reported in discontinued operations.  As the Prosper business is no longer reported in discontinued operations, overhead allocations are included in the Enterprise Inkjet Solutions segment measure for all periods presented.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate selling, general and administrative expenses (“SG&A”).  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.

[20]

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

The reclassification of the results of the Prosper Business to continuing operations had the following impacts on the Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenues	$—	$29	$—	$68
Cost of revenues	—	27	—	58
Selling, general and administrative expenses	—	6	—	20
Research and development costs	—	5	—	16
Other operating (income) expense, net	—	—	12	—
Income (loss) from continuing operations before taxes	—	(9)	(12)	(26)
Provision for income taxes	—	1	—	1
Income (loss) from continuing operations	$—	$(10)	$(12)	$(27)

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at September 30, 2017 and December 31, 2016 was approximately $543 million and $340 million, respectively.  The majority of the contracts of this type held by Kodak as of September 30, 2017 are denominated in Swiss francs and euros.  The majority of the contracts of this type held by Kodak as of December 31, 2016 were denominated in euros, British pounds, and Chinese renminbi.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net loss from derivatives not designated as hedging instruments	$(8)	$(2)	$(8)	$(3)

[21]

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016.

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

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  Neither the fair value of marketable securities nor the gross fair values of the foreign currency forward contracts was material as of September 30, 2017 and December 31, 2016.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2017.

The fair value of the embedded conversion features derivative liability is calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion and Mandatory Conversion is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of the fair value of the Optional Conversion and Mandatory Conversion at September 30, 2017 and December 31, 2016:

	Valuation Date
	September 30, 2017	December 31, 2016
Total value of embedded derivative liability ($ millions)	$1	$43
Kodak's closing stock price	7.35	15.50
Expected stock price volatility	43.27%	42.85%
Risk free rate	1.79%	1.93%
Yield on the preferred stock	12.46%	11.38%

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

The fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $411 million and $406 million at September 30, 2017 and December 31, 2016, respectively.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values.

[22]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in Kodak’s Annual Report on Form 10–K for the year ended December 31, 2016 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in Kodak’s quarterly report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and in other filings Kodak makes with the SEC from time to time, as well as the following:

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

Revenue declined $32 million (8%) and $94 million (8%) compared to the prior year quarter and first nine months, respectively.

[23]

Kodak’s strategy is to:

•	Use Kodak’s divisional structure to drive accountability, transparency and speed of decision making;
•	Focus product investment in growth engines - Sonora, Prosper, FLEXCEL NX Systems and Plates, Advanced Materials and 3D Printing and Software and Services;
•	Maintain its market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ revenues accounted for approximately 61% of Kodak’s revenues for both the three and nine months ended September 30, 2017.  Print Systems’ revenues declined $18 million (7%) and $58 million (8%) compared with the prior year quarter and first nine months, respectively. Segment earnings declined $14 million (52%) and $25 million (37%) compared with the prior year quarter and first nine months, respectively, driven by pricing and volume pressures.  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Enterprise Inkjet Systems’ revenue decreased $14 million (30%) and $18 million (15%) but the segment earnings improved $9 million and $20 million compared with the prior year quarter and first nine months, respectively, driven by a streamlining of the Prosper business, as well as a favorable comparison for a customer cost in the prior year period.

•

Within the Flexographic Packaging segment, growth in the installed base of FLEXCEL NX System computer-to-plate (CtP) imaging and related equipment is expected to drive continued growth of FLEXCEL NX printing consumables.  The Other Packaging Business includes packaging printing products and services that are in mature stages in their product life cycles.  Flexographic Packaging revenue and segment earnings were unchanged compared to the prior year quarter and increased $6 million (6%) and $4 million (24%), respectively, compared with the prior year first nine months.  Segment revenue growth from FLEXCEL NX consumables in the quarter and first nine months was mitigated by the impact on segment revenue from declines in FLEXCEL NX equipment sales.  FLEXCEL NX consumables experience shifts in demand from quarter to quarter based on order patterns of existing customers and the rate at which new customers ramp-up plate volume.  FLEXCEL NX equipment sales have been affected by the timing of trade shows in the prior and current year.  Drupa 2016 was held in May, and many of the orders taken at the show were installed in the third quarter of 2016.  In 2017, the largest packaging industry trade show (Label Expo) was held in September, resulting in different quarterly comparisons on CtP equipment unit sales from year to year.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes document management and managed print services businesses as well as businesses that leverage existing technologies and intellectual property in new applications.  The contributions these business initiatives make to earnings are expected to grow with a modest amount of additional investment.  Sales in Kodak Technology Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•

Consumer and Film’s revenue was unchanged compared to the prior year quarter and declined $23 million (13%) compared with the prior year first nine months.  Segment earnings declined $3 million and $28 million compared with the prior year quarter and first nine months, respectively, driven by the declining installed base of consumer inkjet printers, increased unit costs in the film businesses and one-time items that favorably impacted the prior year.  A modification to a brand licensing agreement improved current quarter results.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

•

Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park (“EBP”), which helps cost absorption for both Kodak operations and tenants at EBP.

•	Kodak plans to capitalize on its intellectual property through new business or licensing opportunities in 3D printing materials, smart material applications, and printed electronics markets.
•

Kodak plans to continue to pursue monetization of its asset base, selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

[24]

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

[25]

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

[26]

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

Advanced Materials and 3D Printing Technology

The Advanced Materials and 3D Printing Technology segment contains the Kodak Research Laboratories and associated new business opportunities and intellectual property licensing not directly related to other business divisions.  Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories.  Additionally, Kodak continues to file new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Because product solutions in Advanced Materials and 3D Printing are in the process of being commercialized or are new business opportunities, a higher-level of investment has been required.  Going forward, Advanced Materials and 3D Printing Technology will significantly reduce the level of this investment and only concentrate on the opportunities that are commercialized or nearly commercialized with identified markets and customers.

Advanced Materials:

•

Advanced Materials is developing solutions for component smart materials based on the materials science inventions and innovations from the research laboratories.  There are multiple applications that Kodak contemplated addressing in this category, but the singular focus now is light blocking particles for the textile market.

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

3D Printing:

•

3D Printing products have the potential to offer many advantages over traditionally manufactured products, including lower cost points, freedom of digital design, customization for small or large runs, and improvements in sustainable manufacturing.  Kodak has been focusing its 3D printed touch screen technology on industrial applications (such as consumer appliances).  Kodak has decided to cancel the copper mesh touch screen program and to focus on printed electronics partnerships and/or licensing opportunities and materials development for 3D printing.  On materials development for 3D printing, Kodak is working with 3D printing customers and is producing materials for their printers.

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

[27]

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Print Systems	$232	$250	$681	$739
Enterprise Inkjet Systems	33	47	105	123
Flexographic Packaging	34	34	104	98
Software and Solutions	21	21	64	66
Consumer and Film	55	55	151	174
Advanced Materials and 3D Printing Technology	—	—	—	—
Eastman Business Park	4	4	12	11
Consolidated total	$379	$411	$1,117	$1,211

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Print Systems	$13	$27	$42	$67
Enterprise Inkjet Systems	1	(8)	2	(18)
Flexographic Packaging	7	7	21	17
Software and Solutions	1	—	—	(1)
Consumer and Film	(2)	1	(10)	18
Advanced Materials and 3D Printing Technology	(6)	(6)	(21)	(21)
Eastman Business Park	1	1	3	2
All Other (1)	—	(2)	—	2
Corporate components of pension and OPEB income (2)	37	40	108	121
Depreciation and amortization	(21)	(25)	(62)	(82)
Restructuring costs and other	(5)	(2)	(29)	(13)
Stock based compensation	(2)	(3)	(7)	(6)
Consulting and other costs (3)	(2)	(3)	(3)	(6)
Idle costs (4)	—	—	(2)	(2)
Manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production (5)	—	(1)	—	(2)
Other operating (expense) income, net (6)	(20)	6	(32)	(2)
Goodwill impairment loss (6)	(56)	—	(56)	—
Interest expense (6)	(8)	(16)	(24)	(48)
Other income (charges), net (6)	4	(1)	33	(3)
Consolidated (loss) earnings from continuing operations before income taxes	$(58)	$15	$(37)	$23

(1)	RED utilities variable interest entity which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailment and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(5)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are excluded from the segment measure of profit and loss.
(6)	As reported in the Consolidated Statement of Operations.

[28]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the (loss) earnings from continuing operations excluding the provision for income taxes; corporate components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production; other operating expense, net (unless otherwise indicated); goodwill impairment losses; interest expense; and other (income) charges, net.  Overhead costs no longer absorbed by the Prosper discontinued operations of $4 million and $12 million in the three and nine months ended September 30, 2016, respectively, were also excluded from segment earnings while the business was reported in discontinued operations.  As the Prosper business is no longer reported in discontinued operations, overhead allocations are included in the Enterprise Inkjet Solutions segment measure for all periods presented.

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

[29]

2017 COMPARED WITH 2016

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2017	% of Sales	2016	% of Sales	$ Change	2017	% of Sales	2016	% of Sales	$ Change
Revenues	$379		$411		$(32)	$1,117		$1,211		$(94)
Cost of revenues	292		318		(26)	856		923		(67)
Gross profit	87	23%	93	23%	(6)	261	23%	288	24%	(27)
Selling, general and administrative expenses	49	13%	50	12%	(1)	155	14%	153	13%	2
Research and development costs	12	3%	15	4%	(3)	42	4%	46	4%	(4)
Restructuring costs and other	4	1%	2	0%	2	22	2%	13	1%	9
Other operating expense (income), net	20	5%	(6)	(1)%	26	32	3%	2	0%	30
Goodwill impairment loss	56	15%	—	0%	56	56	5%	—	0%	56
(Loss) earnings from continuing operations before interest expense, other (income) charges, net and income taxes	(54)	(14)%	32	8%	(86)	(46)	(4)%	74	6%	(120)
Interest expense	8	2%	16	4%	(8)	24	2%	48	4%	(24)
Other (income) charges, net	(4)	(1)%	1	0%	(5)	(33)	(3)%	3	0%	(36)
(Loss) earnings from continuing operations before income taxes	(58)	(15)%	15	4%	(73)	(37)	(3)%	23	2%	(60)
Provision for income taxes	(13)	(3)%	3	1%	(16)	(6)	(1)%	16	1%	(22)
Equity in loss of equity method investment, net of income taxes	1	0%	—	0%	1	1		—
(Loss) earnings from continuing operations	(46)	-12%	12	3%	(58)	(32)	-3%	7	1%	-3900%
Loss from discontinued operations, net of income taxes	—	—	—	—	—	(3)	0%	(2)	0%	(1)
Net (loss) income	(46)	-12%	12	3%	(58)	(35)	-3%	5	0%	(40)
Less: Net loss attributable to noncontrolling interests	—	—	(4)	(1)%	4	—	—	—	—	—
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(46)	-12%	$16	4%	$(62)	$(35)	-3%	$5	0%	$(40)

Revenue

Current Quarter

For the three months ended September 30, 2017 revenues declined approximately $32 million compared with the same period in 2016.  The decline was primarily driven by volume and pricing declines within Print Systems ($21 million) and volume declines within Enterprise Inkjet Systems ($14 million) and Consumer and Film ($6 million).  Partially offsetting these impacts was a royalty payment from the modification of a brand licensing arrangement ($6 million).  See segment discussions for additional details.

Year to Date

For the nine months ended September 30, 2017 revenues declined approximately $94 million compared with the same period in 2016.  The decline was primarily driven by volume and pricing declines within Print Systems ($54 million) and volume declines within Consumer and Film ($28 million) and Enterprise Inkjet Systems ($16 million).  Also contributing to the decline was the unfavorable impact of foreign currency ($9 million).  Partially offsetting these impacts were volume improvements within Flexographic Packaging ($8 million) and the modification of a brand licensing arrangement ($6 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

The decrease in gross profit for the three months ended September 30, 2017 of approximately $6 million compared with the same period in 2016 reflected volume and pricing declines within Print Systems ($15 million) and higher manufacturing costs within Consumer and Film ($7 million).

[30]

Partially offsetting these declines were a royalty payment from the modification of a brand licensing arrangement ($6 million) and the deconsolidation of the RED utilities variable interest entity ($6 million).  See segment discussions for additional details.

Year to Date

The decrease in gross profit for the nine months ended September 30, 2017 of approximately $27 million compared with the same period in 2016 reflected volume and pricing declines within Print Systems ($33 million), increased manufacturing costs in Consumer and Film ($15 million), volume declines within Consumer and Film ($13 million) and increased inventory write-offs due to restructuring ($7 million). Partially offsetting these declines were manufacturing cost improvements within Print Systems ($5 million) and Enterprise Inkjet Systems ($4 million), a royalty payment from the modification of a brand licensing arrangement ($6 million), volume improvements within Flexographic Packaging ($5 million), reduced costs with the deconsolidation of the RED utilities variable interest entity ($10 million) and lower depreciation expense ($8 million, excluding depreciation within the RED utilities variable interest entity).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $1 million for the three months ended September 30, 2017 primarily due to lower investment in segment selling and marketing activities ($2 million) driven by a lower investment in Enterprise Inkjet Systems.  For the nine months ended September 30, 2017, consolidated SG&A increased $2 million due to lower pension income ($10 million) partially offset by higher costs in 2016 from participation in drupa 2016 ($6 million).

Research and Development Costs

Consolidated R&D expenses decreased $3 million for the three months ended September 30, 2017 primarily due to lower spending on the Super 8 movie camera in the current year period ($2 million).  For the nine months ended September 30, 2017, consolidated R&D expenses decreased $4 million, due to lower investment in segment R&D activities ($6 million), primarily reflecting reduced investment in Enterprise Inkjet Systems, partially offset by lower pension income ($2 million).

PRINT SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$232	$250	$(18)	$681	$739	$(58)

Operational EBITDA	$13	$27	$(14)	$42	$67	$(25)
Operational EBITDA as a % of revenues	6%	11%		6%	9%

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended September 30, 2017 of approximately $18 million primarily reflected lower pricing ($11 million) due to competitive pressures in the industry and lower volumes ($7 million) driven by declines in plates in Prepress Solutions.  Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($3 million) due to declines in consumables and service.  Offsetting these declines was the favorable impact of foreign currency ($3 million).

Year to Date

The decrease in Print Systems revenues for the nine months ended September 30, 2017 of approximately $58 million primarily reflected lower pricing ($24 million) due to competitive pressures in the industry and lower volumes ($17 million) driven by declines in plates and service in Prepress Solutions.  Also contributing to the decline was lower volume in Electrophotographic Printing Solutions ($12 million) due to declines in consumables and service.  Unfavorable foreign currency ($4 million) also negatively impacted revenues.

Operational EBITDA

Current Quarter

The decrease in Print Systems Operational EBITDA for the three months ended September 30, 2017 of approximately $14 million reflected lower pricing in Prepress Solutions ($11 million) as well as lower volume in Electrophotographic Printing Solutions ($3 million). Manufacturing cost improvements in Prepress plates ($3 million) were offset by higher aluminum costs ($4 million).

[31]

Year to Date

The decrease in Print Systems Operational EBITDA for the nine months ended September 30, 2017 of approximately $25 million reflected pricing and volume declines in Prepress Solutions ($24 million and $3 million, respectively) as well as lower volume in Electrophotographic Printing Solutions ($6 million).  Partially offsetting these declines were manufacturing costs improvements in Prepress plates and service due to improved manufacturing efficiency ($11 million) partially offset by higher aluminum costs ($6 million) and lower investment in marketing, advertising and sales activities ($2 million) driven by the prior year participation in drupa 2016.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$33	$47	$(14)	$105	$123	$(18)

Operational EBITDA	$1	$(8)	$9	$2	$(18)	$20
Operational EBITDA as a % of revenues	3%	(17)%		2%	(15)%

Revenues

Current Quarter

The decrease in Enterprise Inkjet Systems revenues for the three months ended September 30, 2017 of approximately $14 million primarily reflected lower volume of PROSPER systems ($11 million), due to focusing on high volume applications, and components ($6 million), due to a strong quarter in the prior year driven by the timing of drupa 2016.  In addition, volume of VERSAMARK service and consumables decreased due to declines in the installed base of VERSAMARK systems ($2 million).  These declines were partially offset by a revenue reduction due to consideration provided to a customer in the prior year ($5 million).

Year to Date

The decrease in Enterprise Inkjet Systems revenues for the nine months ended September 30, 2017 of approximately $18 million primarily reflected lower volume of PROSPER systems ($15 million), due to focusing on high volume applications, and components ($6 million), due to a strong third         quarter in the prior year driven by the timing of drupa 2016.  In addition, volume of VERSAMARK service and consumables decreased due to declines in the installed base of VERSAMARK systems ($7 million).  These unfavorable drivers were partially offset by increased volume of PROSPER service and consumable sales ($6 million) primarily driven by a larger installed base of PROSPER systems and components, a revenue reduction due to consideration provided to a customer in the prior year ($5 million) and higher volume of VERSAMARK equipment sales ($2 million) due to the sale of used equipment in the first quarter of 2017. Unfavorable foreign currency ($2 million) also negatively impacted revenues.

Operational EBITDA

Current Quarter

The increase in Enterprise Inkjet Systems Operational EBITDA for the three months ended September 30, 2017 of approximately $9 million was primarily due to a lower level of investment in marketing, advertising and sales activities ($3 million) and R&D activities ($1 million) as well as a revenue reduction due to consideration provided to a customer in the prior year ($4 million).  A portion of the lower investments in marketing, advertising and sales and R&D activities represents savings from the PROSPER restructuring actions announced in January 2017 (refer to the “Restructuring Costs and Other – Prosper Business Cost Reduction” section in this Management’s Discussion and Analysis).  The negative impact of the lower volume of PROSPER component sales was largely offset by the positive impact on profitability from the volume reduction in PROSPER systems.

[32]

Year to Date

The increase in Enterprise Inkjet Systems Operational EBITDA for the nine months ended September 30, 2017 of approximately $20 million was primarily due to a lower level of investment in marketing, advertising and sales activities ($10 million) due in part to the $3 million for participation in drupa 2016 in the prior year and R&D activities ($4 million), and a revenue reduction due to consideration provided to a customer in the prior year ($4 million).  A portion of the lower investments in marketing, advertising and sales and R&D activities represents savings from the PROSPER restructuring actions announced in January 2017 (refer to the “Restructuring Costs and Other – Prosper Business Cost Reduction” section in this Management’s Discussion and Analysis).  The negative impact of the lower volume of PROSPER component sales was largely offset by the positive impact on profitability from the volume reduction in PROSPER systems.

FLEXOGRAPHIC PACKAGING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$34	$34	$-	$104	$98	$6

Operational EBITDA	$7	$7	$-	$21	$17	$4
Operational EBITDA as a % of revenues	21%	21%		20%	17%

Revenues

Current Quarter

Flexographic Packaging revenues for the three months ended September 30, 2017 were unchanged compared to the prior year period, reflecting volume improvements in FLEXCEL NX consumables ($2 million) due to a larger installed base of FLEXCEL NX systems offset by fewer FLEXCEL NX unit placements ($2 million), due to a strong quarter in the prior year driven by the timing of drupa 2016.

Year to Date

The increase in Flexographic Packaging revenues for the nine months ended September 30, 2017 of approximately $6 million primarily reflected volume improvements in FLEXCEL NX consumables ($11 million) due to a larger installed base of FLEXCEL NX systems partially offset by fewer FLEXCEL NX unit placements ($2 million), declining revenues from other packaging products ($1 million) and unfavorable foreign exchange ($1 million).

Operational EBITDA

Current Quarter

Flexographic Packaging Operational EBITDA was unchanged for the three months ended September 30, 2017 compared to the prior year period.  Product cost improvements ($1 million) and the favorable impact of currency ($1 million) were partially offset by increased investment in marketing and sales activities ($1 million) and fewer FLEXCEL NX unit placements ($1 million).

Year to Date

Flexographic Packaging Operational EBITDA increased for the nine months ended September 30, 2017 by approximately $4 million.  Volume improvements in FLEXCEL NX consumables ($7 million) and product cost improvements ($1 million) were partially offset by volume and pricing declines in other packaging products ($2 million) and increased investment in marketing and sales activities ($2 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$21	$21	$-	$64	$66	$(2)

Operational EBITDA	$1	$—	$1	$—	$(1)	$1
Operational EBITDA as a % of revenues	5%	0%		0%	(2)%

Revenues

Current Quarter

Software and Solutions revenues for the three months ended September 30, 2017 were unchanged compared to the prior year period.

[33]

Year to Date

The decrease in Software and Solutions revenues for the nine months ended September 30, 2017 of approximately $2 million primarily reflected volume declines in Kodak Technology Solutions due to the divestitures of the Design2Launch and brand protection businesses in the second quarter of 2016 ($2 million).

Operational EBITDA

Current Quarter

The improvement in Software and Solutions Operational EBITDA for the three months ended September 30, 2017 was approximately $1 million.

Year to Date

The improvement in Software and Solutions Operational EBITDA for the nine months ended September 30, 2017 of approximately $1 million primarily reflects a lower level of R&D expenses ($2 million) partially offset by increased sales and marketing initiatives ($1 million).

CONSUMER AND FILM SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$55	$55	$-	$151	$174	$(23)

Operational EBITDA	$(2)	$1	$(3)	$(10)	$18	$(28)
Operational EBITDA as a % of revenues	(4)%	2%		(7)%	10%

Revenues

Current Quarter

Consumer and Film revenues for the three months ended September 30, 2017 were unchanged reflecting a royalty payment from the modification of a brand licensing arrangement ($6 million) offset by volume declines in Consumer Inkjet Systems ($3 million) driven by lower sales of ink to the existing installed base of printers and volume declines in Industrial Film and Chemicals ($3 million) driven by lower demand for photo paper chemicals.  The brand licensing modification provided for a payment upon signing satisfying annual minimum royalty payments through 2023.

Year to Date

The decrease in Consumer and Film revenues for the nine months ended September 30, 2017 of approximately $23 million reflected volume declines in Consumer Inkjet Systems ($13 million) driven by lower sales of ink to the existing installed base of printers, volume declines in Industrial Film and Chemicals ($7 million) driven by lower demand for photo paper chemicals and lower volume in Motion Picture ($2 million).  These unfavorable impacts were offset by a royalty payment from the modification of a brand licensing arrangement ($6 million).  The brand licensing modification provided for a payment upon signing satisfying annual minimum royalty payments through 2023.  Additionally, the prior year included $5 million fulfillment of a significant industrial film order and $3 million related to the fulfillment of motion picture film volume commitments.

Operational EBITDA

Current Quarter

The decrease in Consumer and Film Operational EBITDA for the three months ended September 30, 2017 of approximately $3 million reflected volume declines in Consumer Inkjet Systems ($3 million) driven by lower sales of ink to the existing installed base of printers, unfavorable manufacturing costs in Motion Picture ($5 million), and unfavorable cost absorption in Industrial and Film Chemicals ($5 million).  This was offset by the brand licensing revenue ($6 million) and lower R&D costs ($2 million) as the prior year included higher investment in the Super 8 movie camera.

Year to Date

The decrease in Consumer and Film Operational EBITDA for the nine months ended September 30, 2017 of approximately $28 million reflected volume declines in Consumer Inkjet Systems ($10 million) driven by lower sales of ink to the existing installed base of printers, unfavorable cost absorption in Industrial Film and Chemicals ($8 million), unfavorable manufacturing costs in Motion Picture ($8 million) and higher SG&A ($6 million) driven by an increased investment in sales and marketing initiatives.  This was offset by the brand licensing revenue ($6 million) and lower costs in Consumer Inkjet Systems ($2 million).  The prior year included the impact of a significant industrial film order ($4 million) and the fulfillment of motion picture film volume commitments ($3 million).

[34]

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$-	$-	$-	$-	$-	$-

Operational EBITDA	$(6)	$(6)	$-	$(21)	$(21)	$-
Operational EBITDA as a % of revenues	N/A	N/A		N/A	N/A

Advanced Materials and 3D Printing Technology Operational EBITDA was unchanged.  R&D not directly related to other segments is included in the Advanced Materials and 3D Printing Technology segment.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly.

A tenant that represented approximately thirty percent of segment revenues, for both the nine months ended September 30, 2017 and the year ended December 31, 2016 notified Kodak that it does not plan to renew its lease upon expiration in the third quarter of 2018.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $5 million and $29 million of charges for the three and nine months ended September 30, 2017, respectively, of which $4 million and $22 million, respectively, was reported as Restructuring costs and other and $1 million and $7 million, respectively, was reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million and $9 million during the three and nine months ended September 30, 2017.

The restructuring actions implemented in the nine months of 2017 are expected to generate future annual cash savings of approximately $23 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $7 million, $11 million, and $5 million, respectively.  Kodak began realizing a portion of these savings in the first nine months, and expects the majority of the annual savings to be in effect by the end of 2017 as actions are completed.

Prosper Business Cost Reduction

On January 12, 2017, Kodak announced an action to streamline costs in its Prosper business.  This action is pursuant to Kodak’s initiative to focus the Prosper business on developing next generation Ultrastream technology with solutions that place writing systems in original equipment manufacturer and hybrid applications and the continued placement of Prosper 6000 presses and components in suitable high volume applications.  Kodak expects the action to be substantially completed by the end of the fourth quarter of 2017.

As a result of this decision, Kodak currently expects to incur total restructuring and related charges of $12 to $16 million, including $4 to $6 million of charges related to separation benefits, $6 million of non-cash related charges for inventory write-downs, $2 to $3 million of non-cash related charges for asset write-offs and up to $1 million in other cash related charges associated with this action.

During the three and nine months ended September 30, 2017 under this program, Kodak incurred severance charges of $1 million and $4 million, inventory write-downs of $0 million and $6 million, and asset write-offs of $0 million and $2 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES UPDATE

Updates to critical accounting policies and estimates in Kodak’s 2016 Annual Report on Form 10-K are presented in this section.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report on Form 10-K for a complete discussion of all Kodak’s critical accounting policies.

Taxes

As of September 30, 2017, Kodak’s deferred tax asset valuation allowance is $1,193 million.  Of this amount, $249 million was attributable to the Company’s net deferred tax assets outside the U.S. of $336 million, and $944 million related to the Company’s net deferred tax assets in the U.S. of $905 million, for which Kodak believes it is more likely than not that the assets will not be realized.

[35]

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

Kodak has improved profitability in its businesses, particularly outside the U.S.  Accordingly, Kodak may be able to make the determination that the realization of those deferred tax assets in certain foreign jurisdictions are more likely than not in the near future.   If Kodak was to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  Kodak will continue to evaluate whether valuation allowances are needed, at a jurisdictional level, in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods with respect to one or more jurisdictions to reach a conclusion that all or part of the valuation allowance with respect to such jurisdictions could be reversed.

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

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Kodak performs its annual goodwill impairment test as of December 31st.  Given the decline in Kodak’s financial projections for the year and market capitalization from the last goodwill impairment test (December 31, 2016), Kodak performed an interim goodwill impairment test as of September 30, 2017.

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management.

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has two goodwill reporting units: Consumer Products and Motion Picture, Industrial Chemicals and Films.  The Flexographic Packaging segment, Enterprise Inkjet Systems segment, Advanced Materials and 3D Printing Technology segment and Eastman Business Park segment all have one goodwill reporting unit.  Goodwill is recorded in the Prepress Solutions, Flexographic Packaging, Unified Workflow Solutions and Consumer Products reporting units.

Kodak early adopted ASU 2017-04 effective January 1, 2017 which requires entities to calculate a goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Kodak performed a quantitative test of impairment for all reporting units as of September 30, 2017.  Kodak utilized the discounted cash flow method and guideline public company method for the reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from October 1, 2017 to December 31, 2022 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax

[36]

weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 10.2% to 45.0% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value was included for all reporting units at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate.  The terminal value was calculated using either the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period or the H-model, which assumes the growth during the terminal period starts at a higher rate and declines in a linear manner over a specified transition period toward a stable growth rate.

Based upon the results of Kodak’s September 30, 2017 analysis, Kodak concluded that the Prepress Solutions reporting unit’s carrying value exceeded its fair value and recorded a pre-tax goodwill impairment loss of $56 million in the Consolidated Statement of Operations.  As a result of the impairment, Kodak recorded an $18 million tax benefit.  No impairment of goodwill was indicated for the other reporting units.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair value, or as a result of changes in operating segments or reporting units.

Kodak performs its annual indefinite-lived intangible asset impairment test as of December 31st.  Given the revised financial projections, Kodak performed an interim impairment test related to the Kodak trade name as of September 30, 2017.

The fair value of the Kodak trade name, which has a carrying value of $40 million, was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from October 1, 2017 to December 31, 2022, including a terminal year with growth rates ranging from –4.5% to 2.5%; (b) royalty rates ranging from .4% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 10.2% to 45.0%, which were based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s September 30, 2017 assessment, the fair value of the Kodak trade name exceeded its carrying value by 8% and no impairment was indicated.  Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount or royalty rates.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(in millions)	2017	2016
Cash, cash equivalents and restricted cash	$366	$478

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2017	2016	Change
Cash flows from operating activities:
Net cash used in operating activities	$(77)	$(32)	$(45)
Cash flows from investing activities:
Net cash used in investing activities	(25)	(16)	(9)
Cash flows from financing activities:
Net cash used in financing activities	(19)	(20)	1
Effect of exchange rate changes on cash	9	2	7
Net decrease in cash, cash equivalents and restricted cash	$(112)	$(66)	$(46)

Operating Activities

Net cash used in operating activities increased $45 million for the nine months ended September 30, 2017 as compared with the corresponding period in 2016 due to increased cash usage for working capital driven by inventory increases in anticipation of sequential quarter sales growth at higher rates relative to prior year sequential quarter sales growth, less cash provided by accounts receivable and lower cash earnings partially offset by reduced payments for current liabilities in the current year.

Cash earnings included lower interest expense ($24 million) in the current year period primarily due to the prepayment of the Senior Secured Second Lien Term Credit Agreement and $10 million in net litigation proceeds from DuPont received in the prior year period.

[37]

Investing Activities

Net cash used in investing activities increased $9 million for the nine months ended September 30, 2017 as compared with the corresponding period in 2016 primarily due to a decrease in proceeds received from sales of assets.

Financing Activities

Net cash used in financing activities decreased $1 million in the nine months ended September 30, 2017 as compared with the corresponding period in 2016, primarily due to repayments of emergence credit facilities in the prior year period partially offset by the dividend payments made to the holders of Series A Preferred Stock and larger payment of contingent consideration related to the sale of a business made in the current year period.  In addition, the prior year period included financing activities associated with the RED variable interest entity, which was deconsolidated as of December 31, 2016.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $20 million of net availability as of September 30, 2017. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At September 30, 2017 and December 31, 2016 approximately $154 million and $205 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $188 million and $229 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.  As of September 30, 2017, outstanding inter-company loans to the U.S. were $388 million which includes short-term intercompany loans of $95 million.  In China, where approximately $106 million of cash and cash equivalents was held as of September 30, 2017, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

As of September 30, 2017 and December 31, 2016, Kodak had funded $0 million and $25 million, respectively, to the Eligible Cash account held with the Amended and Restated Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.  During the second quarter of 2017, the Company reduced the amount of outstanding letters of credit issued under the Amended Credit Agreement by $20 million, which increased the amount of Excess Availability by a corresponding amount, enabling the Company to release the Eligible Cash.  The reduction of outstanding letters of credit was primarily attributable to the substitution of partially collateralized surety bonds in place of outstanding letters of credit.  If the Company’s credit ratings were to decline, the Company would be required to provide up to $19 million of letters of credit to the issuers of the surety bonds to fully collateralize the bonds.  Under the Amended Credit Agreement, if Excess Availability ($20 million at September 30, 2017) falls below 12.5% of lender commitments ($18.75 million at September 30, 2017), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the Amended Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the Amended Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of September 30, 2017, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of September 30, 2017, Kodak is in compliance with all covenants under the Amended Credit Agreement and, had Kodak been required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0, EBITDA (as defined in the Amended Credit agreement) exceeded Fixed Charges by approximately $1 million.

Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”), Kodak is required to maintain a Secured Leverage Ratio (the only financial covenant in the Term Credit Agreement) not to exceed 2.75 to 1.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement.  As of September 30, 2017, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratio by approximately $13 million.

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

The holders of the 5.50% Series A Convertible Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  The Company declared a cash dividend of approximately $3 million in September 2017, which was paid on October 19, 2017.

[38]

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $11 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2017.  For the balance of 2017, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $6 million.

Cash flow from investing activities included $28 million of capital expenditures for the nine months ended September 30, 2017.  Kodak expects approximately $30 million to $35 million of total capital expenditures for 2017.  Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates.  The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan and is designed to meet increasing demand. The new production line is expected to be in full production by mid-2019 and will initially focus on supplying FLEXCEL NX Plates to customers in the United States, Canada and Latin America.  Kodak invested approximately $4 million in the first nine months of 2017, expects to invest approximately $12 million for the full year 2017 and expects the total investment for the project to be approximately $16 million.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at September 30, 2017 and December 31, 2016, the fair value of open forward contracts would have decreased at both dates by $20 million.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement and Amended Credit Agreement are in variable-rate instruments, the Senior Secured First Lien Term Credit Agreement with an interest rate floor. At September 30, 2017 the three-month LIBOR rate was approximately 1.33%.  At December 31, 2016 the one-month LIBOR rate was approximately 0.77%.  When LIBOR rates rise above the 1% floor, interest expense increases approximately $4 million per annum for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2017 was not significant to Kodak.

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

[39]

Part II. Other Information

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2017, Kodak maintained accruals of approximately $11 million for claims aggregating approximately $210 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2016 Form 10-K.  The Risk Factors remain applicable from the 2016 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2017

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2017

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
August 1 through 31	4,309	8.49	n/a	n/a
September 1 through 30	36,283	7.80	n/a	n/a
Total	40,592

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

[40]

Eastman Kodak Company

Index to Exhibits

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

EASTMAN KODAK COMPANY (Registrant)

Date November 8, 2017	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[42]