Form 10-K
period 2017-12-31
EASTMAN KODAK CO
filed 2018-03-15
CIK 31235

FsourcedL

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2017 was approximately $160 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of March 1, 2018 was 42,638,662 shares of common stock.

Eastman Kodak Company

Form 10-K

December 31, 2017

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

Kodak provides directly, and through partnerships with other innovative companies hardware, software, consumables and services to customers in graphic arts, commercial print, publishing, packaging, electronic displays, entertainment and commercial films, and consumer products markets.  With its world-class R&D capabilities, innovative solutions portfolio and highly trusted brand, Kodak is helping customers around the globe to sustainably grow their own businesses and enjoy their lives.

Kodak is a global commercial printing and imaging company with proprietary technologies in materials science, digital imaging science and software, and deposition processes (methods whereby one or more layers of various materials in gaseous, liquid or small particle form are deposited on a substrate in precise quantities and positions).  Kodak leverages its core technology products and services to develop solutions for the product goods packaging and graphic communications markets, and is developing products for the functional printing market. Kodak also offers brand licensing and intellectual property opportunities, provides products and services for motion pictures and other commercial films, and sells ink to its existing installed consumer inkjet printer base.

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

Print Systems

The Print Systems segment is comprised of Prepress Solutions, which includes Kodak’s digital offset plate offerings and computer-to-plate imaging solutions, and Electrophotographic Printing Solutions, which offers high-quality digital printing solutions using electrically charged toner based technology.  The Print Systems segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging.  While the businesses in this segment are experiencing pricing pressure, innovations in Kodak product lines that can command premium prices offset some of the long-term market price erosion.

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

•

CTP output devices that are used by customers to transfer images onto aluminum offset printing plates and provide consistent and high-quality imaging for offset press applications. CTP products provide high resolution, consistency and stability in thermal imaging. Kodak also offers a lower cost CTP system using TH5 imaging technology, which provides a highly efficient and cost-effective imaging solution at a lower price point.

•	Net sales for Prepress Solutions accounted for 53%, 52% and 51% of Kodak’s total net revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

•	Electrophotographic Printing Solutions:
•	NEXPRESS printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.
•	DIGIMASTER printers use monochrome electrophotographic printing technology for transactional printing, short-run books, corporate documentation, manuals and direct mail.
•	Net sales for Electrophotographic Printing Solutions accounted for 9%, 9% and 10% of Kodak’s total net revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

The Print Systems segment also provides service and support related to these products.

Enterprise Inkjet Systems

The Enterprise Inkjet Systems segment contains the Prosper business and the Versamark business. The Enterprise Inkjet Systems products include production press systems, consumables (primarily ink), inkjet components and services.  Enterprise Inkjet Systems products are distributed directly by Kodak and indirectly through dealers.  The markets that the Enterprise Inkjet Systems segment serves are highly competitive in variable printing applications like direct mail, newspapers, books, and packaging/labels.  Key competitors are HP, Canon, Ricoh, and Screen.

•	Prosper:

•

The Prosper business product offerings, including the PROSPER Press systems and PROSPER Components, feature ultrafast inkjet droplet generation. This includes the PROSPER 6000 Press, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications of the PROSPER Press include publishing, commercial print, direct mail and packaging.  PROSPER System Components are integrated into original equipment manufacturer partner products and systems. Sales of equipment that incorporate the PROSPER Writing Systems result in recurring revenue from sales of ink and other consumables and equipment service. The level of recurring revenue depends on the application for which the equipment is used, which drives the total number of pages printed and, therefore, the amount of ink usage.  The business model is further supplemented by consumption of other consumables including refurbished jetting modules and service.

•

The focus of the Prosper business is on developing the next generation platform, Ultrastream, with solutions that place writing systems in original equipment manufacturers as well as direct sale press products that widens its reach into applications for packaging and décor and expands the substrate range to include plastics.  Product development is currently in the stage of shipping evaluation kits to potential partners with commercialization expected in 2019.

•

The Prosper business includes Kodak Print Services.  Kodak Print Services prints the Jersey Evening Post as well as the majority of U.K. national newspapers for distribution in both Jersey and Guernsey islands.  The business is used to demonstrate the value of the Kodak Prosper presses to customers around the world.

•	Versamark:
•

The KODAK VERSAMARK Products are the predecessor products to the PROSPER Press.  Kodak has ceased manufacturing VERSAMARK Press systems.  Users of KODAK VERSAMARK Products continue to purchase ink and other consumables as well as service from Kodak.  Applications of the VERSAMARK products include publishing, transactional, commercial print and direct mail.

Flexographic Packaging

The Flexographic Packaging segment includes flexographic imaging equipment, printing plates, consumables and related services, which enable graphic customization of a wide variety of packaging materials.  Flexographic Packaging seeks to provide innovative printing techniques to customers for both premium marketing applications and manufacturing applications. Flexographic Packaging products are sold directly by Kodak and indirectly through dealers.  The industry is highly competitive.  The most significant competitors are Esko-Graphics BVBA and Dainippon Screen Mfg. Co., Ltd. for imaging equipment and Asahi Kasei Corporation, E.I. du Pont de Nemours and Company, Flint Group S.A., Fuji, MacDermid Incorporated, Toray Industries, Inc. and Toyobo Co., Ltd. for consumables. Competition is based on quality, technology, performance, price, reliability, brand, reputation, range of products and services, and service and support.

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

Software and Solutions

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions, which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line.  Kodak Technology Solutions includes document management and managed print services businesses and Kodakit.  Sales in Kodak Technology Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•	Unified Workflow Solutions

•

Unified Workflow Solutions offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak systems and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process.  Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world.  The Unified Workflow Solutions business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency. Products and services are sold directly by Kodak and indirectly through dealers.  The markets that Unified Workflow Solutions serves are highly competitive.  Key customer segments each face competitive market pressure in pricing and new product introduction.  Primary competitors include Heidelberg, Agfa, Fuji, and Esko.

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

Kodakit is a platform that connects businesses with professional photographers to cater to their photography needs.  Customers include global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

Consumer and Film

The Consumer and Film segment is comprised of three lines of business, Consumer Products, Industrial Film and Chemicals, and Motion Picture.  Kodak’s Consumer and Film products are distributed directly by Kodak and indirectly through dealers.  Brand licensees use the Kodak brand on their products and use their own distribution channels.  Two Industrial Film and Chemicals customers represent approximately 30 percent of total Consumer and Film segment revenues.

•	Consumer Products:

•

Includes licensing of the Kodak brand to third parties.  Kodak currently licenses its brand for use with a range of products including batteries, digital and instant print cameras and camera accessories, printers, and LED lighting.  Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments.

•	Consumer Inkjet Solutions, which involves the sale of ink to an existing installed base of consumer inkjet printers.
•	Kodak developed consumer products, including the Super 8 camera.

•	Industrial Film and Chemicals:

•	Offers industrial film, including films used by the electronics industry to produce printed circuit boards, as well as professional and consumer still photographic film.
•	Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals, Inks and Dispersions.

•	Motion Picture:

•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.
•	Kodak motion picture film processing laboratories offering onsite processing services at strategic locations in the U.S. and Europe.

Net sales for Motion Picture and Industrial Film and Chemicals accounted for 10% of Kodak’s total net revenues for the years ended December 31, 2017, 2016 and 2015.

Advanced Materials and 3D Printing Technology

The Advanced Materials and 3D Printing Technology segment contains the Kodak Research Laboratories and associated new business opportunities and intellectual property licensing not directly related to other business divisions.  Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories.  Additionally, Kodak continues to file new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Because product solutions in Advanced Materials and 3D Printing are in the process of being commercialized or are new business opportunities, a higher-level of investment has been required.  Advanced Materials and 3D Printing Technology significantly reduced the level of this investment in the fourth quarter of 2017, concentrating on opportunities that are commercialized or nearly commercialized with identified markets and customers.

Advanced Materials and 3D Printing Technology segment will also pursue partnership opportunities to commercialize materials and printed electronics technologies.  These partnerships may include non-recurring engineering payments for Kodak efforts to further develop such technologies into products.  Further, Advanced Materials and 3D Printing Technology segment provides a wide range of analytical services and non-recurring engineering services to external clients at market rates for such services.

•	Advanced Materials:

•

Advanced Materials is developing solutions for component smart materials based on the materials science inventions and innovations from the research laboratories.  There are multiple applications that Kodak contemplates addressing in this category, but the singular focus now is light blocking particles for the textile market.

•	3D Printing:

•	3D Printing concentrates on partnership and/or licensing opportunities in printed electronics (micro 3D printing) and materials production for macro 3D printing companies.

•	IP Licensing:

•

Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses.  While revenues from these licensing activities tend to be unpredictable in nature, this segment still carries the potential for revenue generation from intellectual property licensing and new materials businesses.

Eastman Business Park

The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex in Rochester, New York and the leasing activities related to that space. A large portion of this facility is used in Kodak’s own manufacturing and other operations, while the remaining portion is occupied by external tenants or available for rent to external tenants.  Three tenants represent approximately 50% of total Eastman Business Park segment revenues.  A tenant that represented approximately 30% of segment revenues for the years ending December 31, 2017 and 2016, and 35% of segment revenues for the year ending December 31, 2015 notified Kodak that it does not plan to renew its lease upon expiration in the third quarter of 2018.

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses (“PI/DI Business”).  Refer to Note 25, “Discontinued Operations” in the Notes to Financial Statements for additional information.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 24, “Segment Information,” in the Notes to Financial Statements.

RAW MATERIALS

The raw materials used by Kodak are many and varied, and are generally readily available.  Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  Kodak procures lithographic aluminum coils from several suppliers with pricing based, in part, on either prevailing market prices for aluminum or on fixed prices for aluminum agreed to up to one year prior.   Electronic components are used in the manufacturing of commercial printers and other electronic devices.  The film and chemicals business uses many raw materials from a broad range of suppliers.  Polymer and resin raw materials are used in the manufacture of flexographic printing plates and films.  Most electronic components, raw materials and other components are generally available from multiple sources.  However, certain key electronic components, raw materials and other components included in the finished goods manufactured by Kodak and manufactured by and purchased from Kodak’s third-party suppliers are obtained from single or limited sources, which subjects Kodak to supply risks.

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

Total research and development expenses were $53 million in 2017, $60 million in 2016 and $61 million in 2015.

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

EMPLOYMENT

At the end of 2017, Kodak employed the full time equivalent of approximately 5,800 people globally, of whom approximately 2,600 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

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

Kodak operates in rapidly changing economic and technological environments which present numerous risks, many of which are driven by factors it cannot control or predict. Certain factors may have a material adverse effect on its business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below in addition to other information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes. The following discussion of “risk factors” identifies Kodak’s assessment of the most significant factors which may adversely affect its business, operations, financial position or future financial performance.  Additional risks and uncertainties Kodak is unaware of, or currently believes are not material, may also become important factors which could adversely affect its business, operations, financial position or future financial performance.

Risks Related to Kodak’s Business

If Kodak is not able to successfully implement its business plans, or experiences implementation delays in cost structure reduction, Kodak’s consolidated results of operations, financial position and liquidity could be negatively affected.

Kodak’s business plans are subject to a number of assumptions, projections, and analysis. If these assumptions prove to be incorrect, Kodak may be unsuccessful in executing its business plans or achieving the projected results, which could adversely impact its financial results and liquidity. In addition, Kodak continues to rationalize its workforce and streamline operations to a leaner and more focused organization aligned with its business initiatives. There are no assurances such measures will prove to be successful or the cost savings or other results it achieves through these plans will be consistent with its expectations. As a result, its results of operations, financial position and liquidity could be negatively impacted. If restructuring plans are not effectively managed, it may experience lost customer sales, product delays, additional costs and other unanticipated effects, causing harm to its business and customer relationships. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect Kodak’s business.

If Kodak is unable to successfully develop, fund and commercialize products in certain businesses upon which it is focused, its financial performance could be adversely affected.

Kodak has focused its investments on imaging and printing for business, specifically, commercial inkjet, packaging, advanced materials and 3D printing, and software and services.  Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for it to grow these businesses, improve margins and achieve its financial objectives. Additionally, its strategy is based on a number of factors and assumptions, some of which are not within its control, such as the actions of third parties. There can be no assurance that it will be able to successfully execute all or any elements of its strategy, or that its ability to successfully execute its strategy will be unaffected by external factors. If it is unsuccessful in growing Kodak’s investment businesses as planned, or perceiving the needs of its target customers, its financial performance could be adversely affected.

Kodak’s inability to effectively complete and manage strategic transactions could adversely impact its business performance, including its financial results.

As part of Kodak’s strategy, it may be engaged in discussions with third parties regarding possible divestitures, asset sales, spin-offs, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further its business objectives.  In order to successfully pursue its strategic transaction strategy, it must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously.  If Kodak fails to identify and successfully complete transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on its revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect its financial results.

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

Kodak has not generated positive operating cash flows over the past four years.  The Print Systems segment is its largest segment and has had declining revenues and segment earnings which are expected to continue to decline.  Kodak’s stable and growth businesses may not grow or continue to generate the same or enough cash flow to offset businesses with declining cash flows.  Kodak may be unable to generate positive cash flow from operations in the future, which would have a material adverse effect on its liquidity and financial position.

Continued investment, capital needs, restructuring payments, dividends and servicing the Company’s debt require a significant amount of cash and it may not be able to generate sufficient cash to fund these activities, which could adversely affect its business, operating results and financial condition.

Kodak’s business may not generate cash flow in an amount sufficient to enable it to pay the principal or mandatory redemption price of, or interest and dividends on its indebtedness and Series A Preferred Stock, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions and other general corporate requirements.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors beyond its control. There are no assurances:

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

If Kodak cannot fund its liquidity needs, it will have to take actions, such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in its ability to provide products and services, reduce its ability to raise additional capital and delay sustained profitability. There are no assurances any of these actions could, if necessary, be taken on commercially reasonable terms, or at all, or they would satisfy Kodak’s liquidity needs.  In addition, if it were to incur additional debt, the risks associated with the Company’s substantial leverage, including the risk it will be unable to service its debt, generate cash flow sufficient to fund its liquidity needs, or maintain compliance with the covenants in the Credit Agreements, could significantly increase.

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

As a result of these and other factors, products currently in development by Kodak (for example, UltraStream technology, small particle technology and Ultra NX) may or may not be successfully commercialized in a timely manner, or at all. If any of its key products cannot be successfully or timely commercialized, its operating results could be adversely affected. Moreover, it cannot guarantee any investment made in developing products will be recouped, even if it is successful in commercializing those products, which could have a material adverse effect on its business, financial position and operating results.

If Kodak’s commercialization and manufacturing processes fail to prevent issues with product reliability, yield and quality, its product launch plans may be delayed, its financial results may be adversely impacted, and its reputation may be harmed.

In developing, commercializing and manufacturing Kodak’s products and services it must adequately address reliability and prevent yield and other quality issues, including defects in its engineering, design and manufacturing processes, as well as defects in third-party components included in its products. Because Kodak’s products are sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines. Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings. Although it has established internal procedures to minimize risks which may arise from product quality issues, there can be no assurance it will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Product reliability, yield and quality issues can impair its relationships with new or existing customers and adversely affect its brand image; product quality issues can result in recalls, warranty, or other service obligations and litigation, and its reputation as a producer of high quality products could suffer, which could adversely affect its business as well as its financial results.

If the reputation of Kodak or its brand erodes significantly, it could have a material impact on its financial results.

Kodak’s reputation, and the reputation of its brand, form the foundation of its relationships with key stakeholders and other constituencies, including customers, suppliers and consumers. The quality and safety of Kodak’s products are critical to its business.  Kodak’s products have worldwide recognition, and its financial success is directly dependent on the success of its product offering.  One aspect of Kodak’s business is licensing others to use Kodak’s brand in connection with the sale of such licensees’ products and services, and activities by such licensees may be perceived by the market as being activities of Kodak. The success of Kodak’s brand can suffer if its or its licensees’ marketing plans, product initiatives or activities do not have the desired impact on the brand’s image or ability to attract customers.  Kodak’s results could also be negatively impacted if its brand suffers substantial harm to its reputation due to significant product reliability and quality issues, and product-related litigation.  Additionally, negative or inaccurate postings or comments on social media or networking websites about Kodak, its licensees or its brand could generate adverse publicity which could damage the reputation of the brand.  Kodak also devotes significant time and resources to programs consistent with its corporate values and commitments that are designed to protect and preserve its reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, Kodak’s reputation and financial results could be adversely impacted.

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

Kodak serves imaging needs for business markets, including packaging, graphic communications, enterprise services, and printed electronics. Its success in these markets depends on its ability to offer differentiated solutions and technologies to capture market share and grow scale. To enable this, it must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products it provides to customers may not or may no longer meet the needs of its customers as the business models of its customers evolve. Its customers may decide to outsource their imaging needs or may purchase imaging services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services its customers will demand. The success of Kodak’s business depends in part on its ability to identify and respond promptly to changes in customer preferences, expectations and needs. If it does not timely assess and respond to changing customer expectations, preferences and needs, its financial condition, results of operations or cash flows could be adversely affected.

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

Kodak has reduced the scope of its corporate-focused research and development activities.  If its investment in research and product development is inadequate, its response to changing customer needs and changing market dynamics may be too slow and this may adversely affect revenue streams from new products and services.

Kodak makes sizeable investments in new products and services that may not achieve expected returns.

Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive Kodak’s latest offerings as providing significant new functionality or other value, they may reduce their purchases of new products or upgrades, unfavorably affecting revenue. Kodak may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses may not be as high as the margins Kodak has experienced historically. Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect Kodak’s revenue.

Kodak relies on third-party suppliers and service providers to support its manufacturing, logistics, and business operations and faces the risks associated with reliance on external business partners.

Kodak relies on third-party suppliers for goods and services to support its manufacturing, logistics, and business operations.  To the extent it relies on third-parties, it faces the risks that those third parties may not be able to:

•	develop manufacturing methods appropriate to Kodak’s products;
•	maintain an adequate control environment;

•	quickly respond to changes in customer demand for Kodak’s products;
•	obtain supplies and materials necessary for the manufacturing process; or
•	mitigate the impact of labor shortages and/or other disruptions.

Further, even if Kodak honors its payment and other obligations to its key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms. In addition, it may experience shortages in supply and disruptions in service as a result of unexpected demand, transportation and logistical limitations, and/or disruptions or production difficulties at its suppliers, such as disruptions due to fires, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of its suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from its suppliers, Kodak may be unable to meet its customer commitments, its costs could be higher than planned, and its cash flows and the reliability of its products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee it will be successful in preventing or mitigating the effects of unilateral actions by its suppliers. Other supplier problems that Kodak could encounter include electronic component shortages, excess supply, risks related to the duration and termination of its contracts with suppliers for components and materials and risks related to the ability to obtain products, components or services from single source suppliers on favorable terms or at all. The realization of any of these risks, should alternative third-party relationships not be established, could cause interruptions in supply or increases in costs which might result in Kodak’s inability to meet customer demand for its products, damage to its relationships with its customers, and reduced market share, all of which could adversely affect its results of operations and financial condition.

Business disruptions could seriously harm Kodak’s future revenue and financial condition and increase its costs and expenses.

Worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber-attacks, terrorism and other physical security threats, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which Kodak is predominantly self-insured. The occurrence of any of these business disruptions could seriously harm its revenue and financial condition and increase its costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to its operations or the operations of its suppliers, distributors and resellers, or customers. It has operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China, Canada and Germany. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact Kodak’s ability to provide a particular product or service for a period of time.

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

Our IT systems contain critical information about our business, including intellectual property and confidential information of our customers, business partners, and employees.  Cyber-attacks or defects in our systems could result in this proprietary information being disclosed or modified, which could cause significant damage to our business or our reputation.  We have system controls and security measures in place that are designed to protect our IT systems against intentional or unintentional disruptions of our operations or disclosure of confidential information, but we may not be able to implement solutions that result in stopping or detecting all of these threats to our internal information systems or those of our third-party providers.  A breach of our security measures could result in unauthorized access to and misuse of our information, corruption of data, or disruption of operations, any of which could have a material adverse impact on our business.

We also provide IT-based products and services to our customers, both businesses and consumers, and a breach of our security or reliability measures, or those of our third-party service providers, could negatively impact our customers’ operations or data privacy.

Improper disclosure of personal data could result in liability and harm Kodak’s reputation.

Kodak receives, processes, transmits and stores information relating to identifiable individuals (personal information), both in its role as a technology provider and as an employer. As a result, Kodak is subject to numerous U.S. federal and state and foreign laws and regulations relating to personal information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. In Europe, the General Data Protection Regulation (GDPR) will become effective on May 25, 2018 for all European Union (EU) member states. The GDPR will include operational requirements for companies receiving or processing personal data of EU residents that are partially different from those currently in place, and will include significant penalties for non-compliance. This change, as well as any other change to existing laws, the introduction of new laws in this area, or the failure to comply with existing laws that are applicable, may subject Kodak to, among other things, additional costs or changes to its business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on its ability to obtain and process information and allegations by its customers and clients that it has not performed its contractual obligations. At the same time, the risk of cyber-attacks is relevant to the requirements regarding storage, transfer, sharing and handling of personal information.  This environment demands Kodak continuously improve its design and coordination of security controls and contractual arrangements across its businesses and geographies.  Despite these efforts, it is possible its security controls over personal data, its training of employees and vendors on data privacy and data security, and other practices it follows may not prevent the improper disclosure of personal information.  Improper disclosure of this information could harm its reputation or subject it to liability under laws which protect personal data, resulting in increased costs or loss of revenue.

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

Kodak also licenses third parties to use its trademarks. In an effort to preserve its trademark rights, Kodak enters into license agreements with these third parties which govern the use of its trademarks and require its licensees to abide by quality control standards with respect to the goods and services they provide under the trademarks. Although Kodak makes efforts to police the use of its trademarks by its licensees, there can be no assurance these efforts will be sufficient to ensure the licensees abide by the terms of their licenses. In the event Kodak’s licensees fail to do so, its trademark rights could be diluted and its reputation harmed by its licensees’ activities.  Also, failure by Kodak and its licensees to sufficiently exploit any of Kodak’s trademarks in any markets could erode Kodak’s trademark rights with respect to the relevant trademarks. Because the laws and enforcement regimes of certain countries do not protect proprietary rights to the same degree as those in the United States, in certain jurisdictions Kodak may be unable to adequately prevent such unauthorized uses, which could result in impairment of its trademark rights.

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

In addition, the intellectual property rights of others could inhibit Kodak’s ability to conduct its business. Other companies may hold patents on technologies used in Kodak’s industries and some of these companies are aggressively seeking to expand, enforce or license their patent portfolios.  Third parties may claim Kodak and its customers, licensees or other parties indemnified by it are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit Kodak’s access to certain markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like Kodak. Even if it believes the claims are without merit, these claims may have the following negative impacts on its business:

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

Kodak has significant defined benefit pension and other postretirement benefit obligations. The funded status of its U.S. and non U.S. defined benefit pension plans (and other postretirement benefit plans), and the related cost reflected in its financial statements, are affected by various factors subject to an inherent degree of uncertainty. Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, healthcare cost trend rates, mortality trends, and other economic and demographic factors. Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation or pension authorities, could lead to a potential future need to contribute cash or assets to Kodak’s plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on Kodak’s consolidated results of operations, financial position or liquidity.

In past years, Kodak has experienced increases in the costs of these defined benefit pension and postretirement benefit obligations as a result of macro-economic factors beyond its control, including increases in health care costs, declines in investment returns on pension plan assets, and changes in discount rates and mortality rates used to calculate pension and related liabilities. At least some of these macro-economic factors may again put pressure on the cost of providing pension and medical benefits. There can be no assurance it will succeed in limiting cost increases. In addition, continued upward pressure, including any as a result of new legislation, could reduce the profitability of its businesses.

Kodak may be required to recognize impairments in the value of its goodwill and/or other long-lived assets which could adversely affect its results of operations.

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

Kodak uses a variety of different distribution methods to sell and deliver its products and services, including third-party resellers and distributors and direct and indirect sales to both enterprise accounts and customers. Successfully managing the interaction of direct and indirect channels with various potential customer segments for its products and services is a complex process. Moreover, since each distribution method has distinct risks and costs, Kodak’s failure to achieve the most advantageous balance in the delivery model for its products and services could adversely affect its revenue, gross margins and earnings. This has concentrated Kodak’s credit and operational risk and could result in an adverse impact on its financial performance.

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

Kodak is subject to environmental laws and regulations world-wide that govern, for example, the discharge of pollutants, the management of hazardous materials, the cleanup of contaminated sites, and the composition and end-of-life management of its products.  Non-compliance with applicable laws or liability incurred without regard to fault could have a material adverse effect on its business, results of operations and financial condition. The cost of complying with such laws could have a material adverse effect on its business, results of operations and financial condition.

In addition, the Company, the New York State Department of Environmental Conservation and the New York Empire State Development Corporation have entered into a settlement agreement concerning certain of the Company’s historical environmental liabilities at Eastman Business Park or from discharges to the Genesee River through the establishment of a $49 million environmental remediation trust. Should historical liabilities exceed $49 million, New York State is responsible for payments of cost up to an additional $50 million. In the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million, which could have a material adverse effect on its financial condition. The settlement agreement was implemented on May 20, 2014. The settlement agreement includes a covenant not to sue from the U.S. Environmental Protection Agency. Any uncertainties related to the Company’s environmental obligations may impact its ability to further develop and transform Eastman Business Park.

Kodak may have additional tax liabilities.

Kodak is subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining Kodak’s worldwide provision for income taxes.  In the course of its business, there are transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the Tax Cuts and Jobs Act (“2017 Tax Act”) may require the collection of information not regularly produced within Kodak, the use of provisional estimates in its financial statements, and the exercise of significant judgment in accounting for its provisions. Many aspects of the 2017 Tax Act are unclear and may not be clarified for some time.  As regulations and guidance evolve with respect to the 2017 Tax Act, and as Kodak gathers more information and performs more analysis, Kodak’s results may differ from previous estimates and may materially affect our financial position.

Kodak operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time for resolution.  Management’s ongoing assessments of the outcomes of these issues and related tax positions require judgment, and although management believes that adequate provisions have been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings and cash flow of Kodak.

Kodak’s business, financial position, results of operations, cash flows and reputation may be negatively impacted by legal matters.

Kodak has various contingencies which are not reflected on its balance sheet, including those arising as a result of being involved from time to time in a variety of claims, lawsuits, investigations, remediations and proceedings concerning:  commercial, tax, tort, customs, employment, health and safety and intellectual property matters, licensee activities, and compliance with various domestic and international laws and regulations.  Should developments in any of these matters cause a change in its determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on its business, financial position, results of operations, and cash flows.

Regulations related to “conflict minerals” may require Kodak to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing Kodak’s products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has designed its overall conflict minerals policies and procedures to be consistent with the guidance issued by the Organization for Economic Co-operation and Development (OECD), and continues to perform due diligence on its supply chain.  Kodak filed its most recent Conflict Minerals Disclosure report for the reporting period from January 1, 2016 to December 31, 2016 on May 31, 2017.  As of the date of the report, Kodak determined certain of its products contain such specified minerals, but was unable to determine whether or not such minerals originate from the DRC or an adjoining country.  Kodak may incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require all of the components of its products be certified as conflict-free, which could place it at a competitive disadvantage if it is unable to do so. Because Kodak’s supply chain is complex, it may also not be able to sufficiently verify the origins of the relevant minerals used in its products through its due diligence procedures, which may harm its reputation.

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

The combination of covenant requirements in the First Lien Term Credit Agreement and Kodak’s on-going investment in growth businesses, and continuing softness and volatility of global economic conditions and foreign currency exchange rates, could make it difficult for the Company to satisfy the leverage covenants under the First Lien Term Credit Agreement on an on-going basis.

The Company is obligated to comply with a number of financial and other covenants contained in the Credit Agreements.  Kodak intends to conduct its operations in a manner which will result in continued compliance with the secured leverage ratio covenants under the First Lien Term Credit Agreement; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction. If the Company is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Credit Agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Credit Agreements to be immediately due and payable.

The availability of borrowings and letters of credit under the ABL Credit Agreement is limited by the amount of various types of assets and, under certain circumstances, the administrative agent under the ABL Credit Agreement will have greater control over Kodak’s cash.

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment and Eligible Cash less specified reserves as described in Note 8, “Debt and Capital Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past four years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.  If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $96 million of outstanding letters of credit and the $19 million of Excess Availability required under the ABL Credit Agreement, the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.  Additional cash deposited in the Eligible Cash account would be classified as restricted cash, would not be available to support ongoing working capital and investment needs and could not be used in determining the Net Secured Leverage Ratio under the First Lien Term Credit Agreement.  If the administrative agent under the ABL Credit Agreement executed cash dominion, it would increase operational complexities for the Company.  An event of default would occur under these circumstances if neither of these alternatives were achieved.

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

Because of Kodak’s current non-investment grade credit ratings, and/or general conditions in the financial and credit markets, its access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost. The maturity date of the loans under the First Lien Term Credit Agreement is September 3, 2019, and such loans must be refinanced, repaid or extended by such date.  Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the Credit Agreements;
•	obtaining a consent from the holders of Series A Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series A Preferred Stock;
•	investor confidence in Kodak and the markets in which it operates;
•	its financial performance and the financial performance of its subsidiaries;
•	its levels of debt and redemption obligations, including the mandatory redemption of the Series A Preferred Stock on November 15, 2021;
•	its ability to generate positive cash flow;
•	its requirements for posting collateral under various commercial agreements;
•	its credit ratings;
•	its cash flow;
•	its long-term business prospects; and
•	general economic and capital market conditions.

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

In carrying out its commercial business strategy, the current non-investment grade credit ratings have resulted and will likely continue to result in requirements that Kodak either prepay obligations or post significant amounts of collateral to support its business. Additionally, the current non-investment grade credit ratings may limit its ability to obtain additional sources of liquidity, refinance its debt obligations, including any mandatory redemption of its Series A Preferred Stock, or access the capital markets at the lower borrowing costs which would presumably be available to competitors with higher or investment grade ratings. Should its ratings continue at their current levels, or should its ratings be further downgraded, it would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.  In particular, if the Company’s credit ratings were to decline it would be required to provide up to $19 million of letters of credit to the issuers of certain surety bonds to fully collateralize such bonds.

Risks Related to the Company’s Common Stock

The conversion of the Company’s Series A Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The 2,000,000 outstanding shares of the Company’s Series A Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 5.7471 shares of common stock per share of Series A Preferred Stock. As a result of the conversion of any issued and outstanding Series A Preferred Stock, the Company’s existing shareholders will own a smaller percentage of its outstanding common stock. Based on the capitalization of the Company as of March 1, 2018, the conversion of all shares of the Series A Preferred Stock would result in the issuance to holders thereof of approximately 21% of the outstanding common stock after giving effect to such conversion. Further, additional shares of common stock may be issuable pursuant to certain other features of the Series A Preferred Stock, with such issuances being further dilutive to existing holders of common stock.

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

The holders of the Company’s Series A Preferred Stock are entitled to vote upon all matters upon which holders of the Company’s common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. These holders currently hold approximately 30% of the voting power of the Company on an as-converted basis. As a result, these holders may have the ability to influence future actions by the Company requiring shareholder approval.  The Company and these holders are parties to a Shareholder Agreement that contains certain restrictions on disposition or acquisition of Company securities and other actions by these holders, some of which restrictions will expire on April 17, 2020.

Further, for as long as they hold any shares of Series A Preferred Stock, the current holders of the Series A Preferred Stock are entitled to nominate for election (collectively and not individually) at the Company’s annual meeting of shareholders a number of directors to the board of directors of the Company (the “Board”) commensurate with their ownership percentage of common stock on an as-converted basis. Two of the Company’s current Board members were nominated by these current holders, who also have the right to fill vacancies on the Board created by one of their nominees ceasing to serve on the Board. The nomination and other rights regarding the Board granted to the current holders of Series A Preferred Stock are not transferrable to any other person. Also, whenever dividends on the Series A Preferred Stock are in arrears for six or more dividend periods, the holders of Series A Preferred Stock (voting with holders of all other classes of preferred stock of the Company whose voting rights are then exercisable) are entitled to vote for the election of two additional directors at the Company’s next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside (during which time the number of directors the current holders of Series A Preferred Stock are entitled to nominate under the Purchase Agreement will be reduced by two). As a result, the presence of directors on the Board nominated by the current holders of Series A Preferred Stock or elected by the holders of Series A Preferred Stock would enable such current holders or the holders of Series A Preferred Stock to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board.

The Company has registered the resale of a large portion of its outstanding securities.  The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of its common stock.

In compliance with two Registration Rights Agreements to which the Company is a party, it has registered the resale of an aggregate of 20,723,050 shares of outstanding common stock, 2,000,000 shares of outstanding Series A Preferred Stock, 11,494,200 shares of common stock, subject to anti-dilution adjustments, issuable upon the conversion of outstanding Series A Preferred Stock, and 863,804 shares of common stock issuable upon the exercise of outstanding warrants.  The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline. Under the terms of the Registration Rights Agreements to which the Company is subject, the counterparties to such Registration Rights Agreements can, in certain circumstances, require the Company to participate in an underwritten public offering of the registered securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While the Company cannot predict the size of future resales or distributions of its common stock, if there is a perception that such resales or distributions could occur, or if the holders of the Company’s securities registered for resale sell a large number of the registered securities, the market price for the Company’s common stock could be adversely affected.

The resale of a significant portion of the Company’s securities registered for resale could result in a change of control of the Company and the loss of favorable tax attributes.

The Company has registered the resale of securities representing approximately 60% of its outstanding shares of common stock assuming the issuance of all common stock issuable upon the conversion of the Series A Preferred Stock or the exercise of the warrants corresponding to shares of common stock registered for resale.  Although the holders of the subject securities consist of several unaffiliated groups, these holders collectively have a controlling influence over all matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of subject securities collectively would be able to cause a change of control of the Company by selling a sufficient portion of the Company’s securities held by them. If such a transaction, in combination with other transactions including the issuance of the Series A Preferred Stock, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially.  For more information on the Company’s tax attributes refer to Note 14, “Income Taxes”.  The interests of the holders of the securities registered for resale may not always coincide with the interests of the other holders of our common stock.

The market price of the Company’s common stock may be volatile and such volatility may be affected by the volatility of blockchain and cryptocurrency markets.

The trading price of the Company’s common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described above and other factors which are beyond Kodak’s control.  The trading price of the Company’s common stock has been dramatically affected by the announcement of the license granted by Kodak to WENN Digital, Inc. (“WENN”) to use Kodak’s brand in connection with WENN’s KODAKOne blockchain-based image rights management platform and Kodak-branded cryptocurrency.  Kodak may, in the future, have other involvement relating to blockchain technology or cryptocurrency, either directly or as a licensor.  Kodak cannot predict whether, or the extent to which, the trading price of the Company’s common stock will continue to be affected by blockchain or cryptocurrency markets and any volatility in such markets.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Kodak's worldwide headquarters is located in Rochester, New York.

Kodak owns 14 million square feet and leased, as lessee, 3 million square feet of administrative, research and development, manufacturing and marketing facilities in various parts of the world and leased, as lessor, 3 million square feet of owned property to third parties.  The leases are for various periods and are generally renewable.

The location of Kodak’s manufacturing facilities, by segment, are listed below.  Properties in a location may be shared by all segments operating in that location.

Flexographic Packaging	Print Systems	Enterprise Inkjet Systems
Rochester, New York, USA	Rochester, New York, USA	Rochester, New York, USA
Weatherford, Oklahoma, USA	Columbus, Georgia, USA	Dayton, Ohio, USA
Yamanashi, Japan	Osterode, Germany	Shanghai, China
Shanghai, China	Gunma, Japan
Shanghai, China
Consumer and Film	Xiamen, China	Software and Solutions
Rochester, New York, USA	Vancouver, Canada	Vancouver, Canada
Xiamen, China		(software development)
Advanced Materials and 3D Printing Technology
Rochester, New York, USA

Regional distribution centers are located in various places within and outside of the United States.

Research and development is headquartered at the Kodak Research Laboratories which is part of the Eastman Business Park in Rochester, New York, where Kodak conducts research and files patent applications with fundamental inventions.  Other U.S. research and development groups are located in Dayton Ohio, Oakdale, Minnesota; and Columbus, Georgia.  Outside the U.S., research and development groups are located in Canada, Israel, Germany, Japan and China.  The research and development groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

Kodak has excess capacity in some locations.  Kodak is pursuing monetizing its excess capacity by selling or leasing the associated properties.

ITEM 3.	LEGAL PROCEEDINGS

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2017, Kodak maintained accruals of approximately $11 million for claims aggregating approximately $209 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, tort and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products and claims arising out of Kodak’s licensing its brand. These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information currently available, Kodak does not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Year First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office
Jeffrey J. Clarke	56	Chief Executive Officer	2014	2014
David E. Bullwinkle	43	Chief Financial Officer and Senior Vice President	2016	2016
Brad W. Kruchten	58	Senior Vice President	2009	2015
Eric-Yves Mahe	55	Senior Vice President	2015	2015
John O'Grady	54	Senior Vice President	2016	2016
Steven Overman	49	Senior Vice President	2015	2015
Christopher J. Payne	53	Vice President	2017	2017
Eric H. Samuels	50	Chief Accounting Officer and Corporate Controller	2009	2009
Terry R. Taber	63	Senior Vice President	2009	2010
Sharon E. Underberg	56	General Counsel, Secretary, and Senior Vice President	2015	2015
Randy D. Vandagriff	55	Vice President	2017	2017

The executive officers' biographies follow:

Jeffrey J. Clarke

Jeff Clarke is the Chief Executive Officer and a member of the Board of Directors of Kodak.

Prior to joining Kodak in March 2014, Clarke was a Managing Partner of Augusta Columbia Capital, a private investment firm he co-founded in February 2012.  From February 2012 to April 2014, Clarke was the Chairman of Travelport, Inc., a private travel technology firm, where he served as CEO from 2006 to 2011, after leading its sale from Cendant Corporation to the Blackstone Group for $4.3 billion in 2006.

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

In November 2017, Clarke joined the board of directors of Docker, a leading software company for building, securing and managing applications on a global container platform.   He served on the board of directors of Autodesk, Inc., a 3D design, engineering and entertainment software company, from March 2016 through June 2017. Clarke was a director of Red Hat, Inc., an enterprise software company, from November 2008 through July 2016.  He served as Chairman of Orbitz Worldwide, a global online travel agency, after leading the company’s IPO in July 2007, until April 2014, and was also a director for the Compuware Corporation, an enterprise software company, from November 2013 until December 2014.  Clarke served on the board of directors of Utstarcom, which designs and manufactures communications equipment, from 2005 to 2010.

Clarke earned an MBA from Northeastern University, where he serves as a Trustee.  He holds a B.A. degree in Economics from SUNY Geneseo.

David E. Bullwinkle

Dave Bullwinkle is the Chief Financial Officer and Senior Vice President of Kodak.  The Board of Directors elected Bullwinkle to this position effective July 2016.  He is responsible for Kodak’s financial strategy and all functions within Kodak’s finance organization as well as purchasing, credit and collections, and internal audit.  Bullwinkle reports to Chief Executive Officer Jeff Clarke.

Bullwinkle joined Kodak in 2004 and has worked in several financial management roles at the company including Worldwide BU Controller, Assistant Corporate Controller and External Reporting Manager. He served as the Director of Corporate Financial Planning and Analysis and Vice President, Finance at Kodak from November 2010 to June 2016, and Director of Investor Relations from August 2013 to June 2016.

Prior to joining Kodak, Bullwinkle worked as the Manager of Financial Reporting at Birds Eye Foods, Inc. and previously at PricewaterhouseCoopers from 1996 to 2002 in various roles including serving as an Assurance Manager.

Bullwinkle has an MBA from St. John Fisher College and Bachelor of Science in Accounting degree from SUNY Geneseo. Bullwinkle is also a Certified Public Accountant in the State of New York.

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

Prior to joining Kodak, Kruchten worked as a project engineer at Inland Steel and as a tool designer for General Motors Corp.

Kruchten has a B.S. degree in Engineering from Michigan State University, an M.S. in Statistics and Quality Management from the Rochester Institute of Technology, and has attended the Executive Management Development program at Penn State University.

Eric-Yves Mahe

Effective January 1, 2015, Eric-Yves Mahe is President of Software and Solutions, which serves existing and future workflow software customers with software to manage digital and conventional print content from creation to output, as well as serving enterprise customers primarily in the government and financial services sectors with managed media services to assist with printing requirements and document management services, including the capture, archiving, retrieval and delivery of documents.  The division also contains Kodakit, which is a platform that connects businesses with professional photographers to cater to their photography needs.  He reports to Chief Executive Officer Jeff Clarke.

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

Previously, Mahe was Vice President and General Manager of Asia North for CA, Inc. (now called CA Technologies), with responsibility for business operations and enterprise sales in China, Hong Kong and Taiwan.  He also has held sales management positions with Sun Microsystems, where he focused on OEM partnerships, Siemens Nixdorf and Xerox.

Mahe earned his MBA in Marketing and International Trade from Ecole Superieure de Commerce et d’Administration des Enterprises in Bretagne, France.

John O’Grady

Effective December 1, 2017, John O’Grady is President, Consumer and Film Division, which is Kodak’s most consumer-facing division, with responsibility for motion picture and commercial films, synthetic chemicals, and consumer products, including products from Kodak brand licensees.   He reports to Chief Executive Officer Jeff Clarke.

From January 2016 to December 2017, O’Grady was General Manager, Worldwide Sales, Print Systems Division.  In this role, he managed the sales, service and regional marketing for the Print Systems Division on a worldwide basis in addition to the go-to-market back office operations for Kodak.  From January 2015 to December 2015, O’Grady was Managing Director of the Europe, United States and Canada, Australia and New Zealand (EUCAN) Region.  From December 2010 to December 2014, he was Managing Director, U.S. & Canada Region.  From December 2008 to December 2010, O’Grady was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl, and from May 2007 to December 2008, he was Managing Director, EAMER, Consumer Businesses.  The Board of Directors elected him a corporate vice president in March 2007, and a senior vice president in August 2016.

O’Grady joined Kodak in 1997, and has held key business development and regional management positions in Kodak’s digital imaging businesses.

Prior to joining Kodak, O’Grady had a 12-year career at Verbatim.

O’Grady graduated from the University of Limerick in Ireland with a B.S. degree in Electronics.

Steven Overman

Steven Overman has served as Kodak’s Chief Marketing Officer since October 1, 2014.  In this capacity, Overman is responsible for leading a global, company-wide renewal of the Kodak brand to increase its power, relevance and value.  He leads the strategic development and coordination of Kodak‘s brand identity, global marketing programs and activities and communication of Kodak’s vision, strategy and progress in an integrated way to all the company’s stakeholders.  Overman reports to Chief Executive Officer Jeff Clarke.

From January 2015 to November 2017, Overman was President of the Consumer and Film Division.  The Board of Directors elected him a senior vice president effective January 2015.

Prior to joining Kodak, Overman served as vice president and global head of brand strategy and marketing creation for Nokia from June 2010 until April 2013.  He founded Match & Candle, a consultancy supporting startups and marketing service agencies with brand strategy development in September 2013 and was there until October 2014.  During his career, Overman held several different leadership roles in technology companies and marketing services agencies.  In those roles, his responsibilities included corporate brand strategy and execution, product and service innovation, corporate strategic initiatives, product launches and sales development.  Overman was among the first employees at Wired.

Overman is a graduate of the Rhode Island School of Design.

Christopher J. Payne

Effective May 1, 2017, Christopher Payne is President of the Flexographic Packaging Division, which provides solutions and services for the Flexo Packaging industry that drive differentiation across the value chain from brand owners to printers.  He reports to Chief Executive Officer Jeff Clarke.

From January 2015 to May 2017, Payne was General Manager of the Flexographic Packaging Solutions business.  From May 2009 through December 2014, he was the Director and Vice President, Marketing, Commercial Imaging Business, responsible for marketing and strategic planning for Kodak’s print businesses, and from April 1999 to April 2009, he held senior marketing roles in Kodak’s Graphic Communication Group and at NexPress Solutions LLC, which at the time was a joint venture between Kodak and Heidelberg.  The Board of Directors elected Payne a vice president effective May 1, 2017.

Prior to joining Kodak, Payne served as Director of Marketing at Xeikon N.V. and Vice President of Marketing for Xeikon North America Inc.  Earlier in his career, he was employed by prepress equipment manufacturer Crosfield Electronics Ltd.

Payne has been a full member of the Chartered Institute of Marketing (UK) since 1995, and is a past chair of The Association for Print Technologies (formerly known as NPES), a trade association supporting the commercial printing value chain.

Payne graduated from Napier College, Edinburgh, where he studied printing, administration and production.

Eric H. Samuels

Eric Samuels was appointed Corporate Controller and Chief Accounting Officer in July 2009.  Samuels previously served as the Company’s Assistant Corporate Controller and brings to his position more than 20 years of leadership experience in corporate finance and public accounting. He joined Kodak in 2004 as Director, Accounting Research and Policy. Samuels reports to Chief Financial Officer David Bullwinkle.

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

Terry R. Taber, PhD

Terry Taber has served as Kodak’s Chief Technical Officer since January 2009.  Effective May 1, 2017, he was named President of the Advanced Materials and 3D Printing Technology Division which contains the research laboratories and includes licensing as well as new business development activities related to Kodak’s patents and proprietary technology, and focuses on opportunities in smart material applications, printed electronics markets and 3D printing materials.  Taber reports to Chief Executive Officer Jeff Clarke.

From January 1, 2015 to May 1, 2017, Taber was President of the Intellectual Property Solutions Division.  From January 2007 to December 2008 he was the Chief Operating Officer of Kodak’s Image Sensor Solutions (“ISS”) business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets, and prior to Terry’s role with ISS, he held a series of senior positions in Kodak’s research and development and product organizations.  The Board of Directors elected Taber a vice president in December 2008 and a senior vice president in December 2010.

During his more than 35 years at Kodak, Taber has been involved in new materials research, product development and commercialization, manufacturing, and executive positions in R&D and business management.  Taber’s early responsibilities included research on new synthetic materials, an area in which he holds several patents, program manager for several film products, worldwide consumer film business product manager, Associate Director of R&D and director of Materials & Media R&D.

Taber received a B.S. degree in Chemistry from Purdue University and a Ph.D. in Organic Chemistry from the California Institute of Technology.  He also received an M.S. in General Management from MIT as a Kodak Sloan Fellow.  He was a Board Member of the Innovation & Material Sciences Institute and served on the Executive Advisory Board of FIRST Rochester (For Inspiration and Recognition of Science and Technology).  He also serves on the Executive Committee of the Greater Rochester Chamber of Commerce and on the Board of Trustees for Roberts Wesleyan College and Northeastern Seminary.

Sharon E. Underberg

Sharon Underberg has served as General Counsel, Secretary and Senior Vice President since January 2015.  She is responsible for leading the company's global legal function and for providing legal guidance to senior leadership and the Board of Directors.  Underberg reports to Chief Executive Officer Jeff Clarke.

Underberg joined Kodak in 1989.   She was Deputy General Counsel and Vice President, Legal Department from September 2014 to January 2015, and Assistant General Counsel and Vice President, Legal Department, from June 2006 until September 2014.  For much of her tenure with Kodak, Underberg has specialized in global commercial transactions, particularly acquisitions, divestitures, joint ventures and corporate financings.  She led the legal team on numerous deals, including the completion of the acquisitions of the Kodak Polychrome Graphics and NexPress joint ventures, the divestiture of the Health Imaging business, and the spinoff of the PI / DI Business, and she has advised on every major financing transaction the Company has completed in the past 15-plus years.  In addition, Underberg was an instrumental part of the team that led the Company through its chapter 11 restructuring, providing advice on a wide range of contractual, litigation, financing, and divestiture activities.  The Board of Directors elected her to Senior Vice President and Secretary in January 2015.

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

Randy D. Vandagriff

Effective May 1, 2017, Randy D. Vandagriff is President, Enterprise Inkjet Systems Division, responsible for delivering commercial inkjet technology, printers and solutions to the market. He reports to Chief Executive Officer Jeff Clarke.

Vandagriff has spent his 35-year career innovating inkjet technology for the printing market. From January 2004 to August 2012, Vandagriff was Vice President, Research and Development for Kodak Versamark, responsible for leading a worldwide R&D organization responsible for developing four generations of inkjet technologies and delivering industry-leading performance, including Kodak Stream and ULTRASTREAM inkjet technologies. From January 2015 to May 2017, Vandagriff led the Kodak Creo Server business located in Tel Aviv, Israel.  The Board of Directors elected him a vice president effective May 1, 2017.

In addition to his strong product development capabilities, Vandagriff has traveled internationally, working with key Kodak customers to successfully implement commercial inkjet into their production processes. His respected knowledge, broad background, and deep industry network has contributed to making Kodak the world’s leader in high volume variable printing solutions.

Vandagriff holds an MBA degree from the University of Phoenix and a Bachelor of Science in Mechanical Engineering from Wright State University.

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

There were 2,903 shareholders of record of common stock on December 31, 2017.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Equity Compensation Plan Information.”

MARKET PRICE DATA

The market price data below reflects the high and low sales price of the Company’s stock.

	2017		2016
Price per share:	High	Low	High	Low
1st Quarter	$16.50	$10.30	$12.47	$7.56
2nd Quarter	$11.68	$8.75	$16.80	$10.00
3rd Quarter	$9.82	$6.65	$17.29	$14.01
4th Quarter	$7.45	$2.95	$17.30	$13.87

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2017 or 2016.

Dividends for common shareholders may be restricted under Kodak’s Credit Agreements and the Series A Preferred Stock Agreement.  Refer to Note 8, “Debt and Capital Leases,” and Note 9, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's (S&P) Small Cap 600 Information Technology Index, and the Russell 2000 Index (in which the Company is currently included), by measuring the quarterly changes in common stock prices from September 23, 2013, plus reinvested dividends.

	12/13	12/14	12/15	12/16	12/17

Eastman Kodak Company	178.92	111.91	64.64	79.90	15.98
Russell 2000	115.66	121.32	115.96	140.67	161.28
S&P Small Cap 600 Information Technology	114.95	118.81	109.97	140.13	151.99

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2017 (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum That May Be Purchased under the Plans or Programs
October 1 through 31, 2017	7,218	7.35	n/a	n/a
November 1 through 30, 2017	1,419	3.40	n/a	n/a
December 1 through 31, 2017	19,841	3.34	n/a	n/a
Total	28,478	4.36

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)	Kodak does not currently have a publicly announced repurchase plan or program.

ITEM 6.	SELECTED FINANCIAL DATA

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

SUMMARY OF OPERATING DATA – UNAUDITED

	Successor							Predecessor
(in millions, except per share data, shareholders, and employees)	2017		2016	2015	2014		September 1, 2013 through December 31, 2013	January 1, 2013 through August 31, 2013
Net revenues from continuing operations	$1,531		$1,643	$1,803	$2,116		$812	$1,546
(Loss) earnings from continuing operations before interest expense, loss on extinguishment of debt, net, other (charges) income, net, reorganization items, net, and income taxes	(18)		113	54	(16)		(46)	457

Earnings (loss) from:
Continuing operations	96	(1)	18	(67)	(122)	(2)	(82)	2,201	(3)
Discontinued operations (4)	(2)		(2)	(8)	4		4	(135)
Net earnings (loss)	94		16	(75)	(118)		(78)	2,066
Less: Net earnings attributable to non-controlling interests	—		1	5	5		3	—
Net Earnings (Loss) Attributable to Eastman Kodak Company	94		15	(80)	(123)		(81)	2,066

Earnings and Dividends
Basic earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	1.81		0.33	(1.72)	(3.05)		(2.04)	8.08
Discontinued operations	(0.05)		(0.05)	(0.19)	0.10		0.10	(0.50)
Total	1.76		0.28	(1.91)	(2.95)		(1.94)	7.58
Diluted earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	1.81		0.33	(1.72)	(3.05)		(2.04)	8.08
Discontinued operations	(0.05)		(0.05)	(0.19)	0.10		0.10	(0.50)
Total	1.76		0.28	(1.91)	(2.95)		(1.94)	7.58
Cash dividends declared and paid	—		—	—	—		—	—
Number of common shares used in basic and diluted earnings (loss) per share
Basic	42.5		42.2	41.9	41.7		41.7	272.7
Diluted	42.7		42.5	41.9	41.7		41.7	272.7
Shareholders at year end	2,903		2,903	2,997	4,860		1,511	N/A

Statement of Financial Position Data
Working capital (current assets less current liabilities)	539		622	819	951		1,086	564
Property, plant and equipment, net	314		342	426	524		684	507
Total assets	1,707		1,776	2,138	2,556		3,200	3,037
Short-term borrowings and current portion of long-term debt	4		6	5	5		4	681
Long-term debt, net of current portion	399		405	679	672		674	370
Redeemable, convertible Series A preferred stock	164		156	—	—		—	—

Supplemental Information
Employees as of year end
- in the U.S.	2,600		2,700	2,800	3,200		3,600	n/a
- worldwide	5,800		6,100	6,400	7,300		8,800	n/a

SUMMARY OF OPERATING DATA – UNAUDITED (CONT’D)

Historical results are not indicative of future results.

(1)

Includes a pre-tax goodwill impairment charge of $56 million and the associated tax benefit of $18 million, income from the revaluation of the embedded conversion features derivative of $47 million and the tax benefit of $101 million associated with the release of a deferred tax valuation allowance in a location outside the U.S.  These items increased net after-tax income from continuing operations by $118 million.

(2)	Includes $70 million in revenues from non-recurring intellectual property agreements that increased net after-tax income from continuing operations by $70 million.

(3)

Includes proceeds of $535 million from the sale and licensing of certain intellectual property assets; pre-tax goodwill impairment charges of $77 million; income of $2,026 million in pre-tax reorganization items, net; and net charges of $84 million related to discrete tax items.  These items increased after-tax income from continuing operations by $2.4 billion.

(4)	Refer to Note 25, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the (loss) earnings from discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the years ended December 31, 2017, 2016 and 2015.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions.  The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has two goodwill reporting units, Motion Picture, Industrial Chemicals and Films and Consumer Products.  The Enterprise Inkjet Systems segment, Flexographic Packaging segment, Advanced Materials and 3D Printing segment and Eastman Business Park segment all have one goodwill reporting unit.  As of December 31, 2017, goodwill is recorded in the Packaging, Unified Workflow Solutions and Consumer Products reporting units.

Kodak early adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Accounting for Goodwill Impairment effective January 1, 2017 which requires entities to calculate a goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Kodak performed an interim goodwill impairment test as of September 30, 2017 given the decline in Kodak’s financial projections for the year and its market capitalization from the last goodwill impairment test (December 31, 2016).  Kodak utilized the discounted cash flow method and guideline public company method to estimate the fair value of reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

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

Based upon the results of Kodak’s September 30, 2017 analysis, Kodak concluded that the Prepress Solutions reporting unit’s carrying value exceeded its fair value and recorded a pre-tax goodwill impairment loss of $56 million in the Consolidated Statement of Operations, which represented the entire amount of goodwill assigned to this reporting unit.  As a result of the impairment, Kodak recorded an $18 million tax benefit.  No impairment of goodwill was indicated for the other reporting units.

Kodak performed a quantitative test of impairment for all reporting units for its annual goodwill impairment test as of December 31, 2017.  Kodak utilized the discounted cash flow method and guideline public company method to estimate the fair value of reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from January 1, 2018 to December 31, 2022 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 10% to 55% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

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

Based upon the results of Kodak’s December 31, 2017 analysis, Kodak concluded that no impairment of goodwill was indicated.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.   Kodak performed an interim impairment test related to the Kodak trade name as of September 30, 2017 given the revised financial projections.

The fair value of the Kodak trade name, which as of September 30, 2017 had a carrying value of $40 million, was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from October 1, 2017 to December 31, 2022, including a terminal year with growth rates ranging from -4.5% to 2.5%; (b) after-tax royalty rates ranging from .4% to .8% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 10.2% to 45.0%, which were based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s September 30, 2017 assessment, the fair value of the Kodak trade name exceeded its carrying value by 8% and no impairment was indicated.

Kodak performed its annual test of impairment for the Kodak trade name as of December 31, 2017.  The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from January 1, 2018 to December 31, 2022, including a terminal year with growth rates ranging from -10% to 2.5%; (b) after-tax royalty rates ranging from .4% to .8% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 10% to 55%, which were based on the after-tax weighted-average cost of capital

Based on the results of Kodak’s December 31, 2017 assessment, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $2 million.  Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount rates or royalty rates.

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

Series A Preferred Stock Embedded Conversion Features Derivative

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”).  The Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price is increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis at fair value as a single derivative.  The Company allocated $43 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the derivative as of December 31, 2017 was an asset of $4 million and is included within Other long-term assets in the accompanying

Consolidated Statement of Financial Position. The fair value of the derivative as of December 31, 2016 was a liability of $43 million and is included within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The fair value of the Series A Preferred Stock embedded conversion features derivative is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of fair value at December 31, 2017 and 2016:

	Valuation Date
	December 31, 2017	December 31, 2016
Total value of embedded derivative (asset) liability ($ millions)	$(4)	$43
Kodak's closing stock price	3.10	15.50
Expected stock price volatility	58.22%	42.85%
Risk free rate	2.08%	1.93%
Yield on the preferred stock	22.31%	11.38%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives. The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability. Unless events occur which would alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time. The Fundamental Change and Reorganization Conversion value exceeded the value of the embedded conversion features derivative liability at December 31, 2017 resulting in the derivative being reported as an asset.

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2017, Kodak has net deferred tax assets before valuation allowances of approximately $1,028 million and a valuation allowance related to those net deferred tax assets of approximately $856 million, resulting in net deferred tax assets of approximately $172 million.  The net deferred tax assets can be used to offset taxable income in future periods and reduce Kodak’s income tax payable in those future periods.  At this time, it is considered more likely than not that taxable income in the future will be sufficient to allow realization of these net deferred tax assets.  However, if Kodak is unable to generate sufficient taxable income, then a valuation allowance to reduce net deferred tax assets may be required, which could materially increase expenses in the period the valuation allowance is recognized.  Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  Kodak considers both positive and negative evidence in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three-year cumulative income positions.  During 2017, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would be realized as a result of increased profits in a location outside the U.S. and accordingly, recorded a benefit of $101 million associated with the release of a valuation allowance on those deferred tax assets.  Additionally, during 2017, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded a provision of $7 million associated with the establishment of a valuation allowance on those deferred tax assets.

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

Utilization of post-emergence net operating losses (“NOL”) and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of five percent stockholders in Kodak’s stock by more than 50 percentage points over a three-year testing period.  The Company has a relatively high concentration of five percent stockholders.  There have been reported transactions within the testing period that, combined with future transactions, could aggregate to an ownership change during the testing period in excess of 50 percentage points.  A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S.  As of December 31, 2017, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $633 million and unused foreign tax credits of $343 million.  Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code.  (Refer to Note 15, “Income Taxes”).  Changes include, but are not limited to, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  The one-time transition tax as of December 31, 2017 resulted in the recognition of a previously recorded deferred tax liability on the undistributed foreign earnings and was fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax benefit.   Kodak had a deferred tax liability (net of related foreign tax credits) of $56 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2016.  Kodak has a deferred tax liability of $20 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2017 and 2016.

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

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense.  Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets.   At December 31, 2017, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.4 billion and the fair value was approximately $4.5 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies.  The weighted average EROA used to determine the 2017 net pension expense for major U.S. and non-U.S. defined benefit pension plans was 7.00% and 4.21%, respectively.

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

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2018 and the projected benefit obligation (“PBO”) at December 31, 2017 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2018 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2017 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$4	$—	$87	$26
25 basis point increase in discount rate	1	—	(84)	(25)
25 basis point decrease in EROA	9	2	N/A	N/A
25 basis point increase in EROA	(9)	(2)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit pension plan in the U.S. was $123 million for 2017 and is expected to be approximately $103 million in 2018.  Pension income from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $9 million for 2017 and is projected to be approximately $6 million in 2018.  The reductions in income are driven primarily by lower 2018 EROA assumptions in the U.S., and higher expected 2018 loss amortization outside the U.S.

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

New Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 1, “Summary of Significant Accounting Policies”.

OVERVIEW

Revenue declined $112 million (6.8%) from 2016 to 2017 and $160 million from 2015 to 2016 (8.9%).

Kodak’s strategy is to:

•	Use Kodak’s divisional structure to drive accountability, transparency, and speed of decision making;
•	Focus product investment in growth engines - Sonora, Prosper and Ultrastream, FLEXCEL NX Systems and Plates, Advanced Materials and 3D Printing and Software and Services;
•	Maintain market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.  Print Systems’ revenues, which accounted for 62% of Kodak’s total revenues in 2017, declined $76 million (7%) in 2017 and $89 million (8%) in 2016.  Segment earnings declined $48 million from 2016 to 2017 driven by competitive pricing pressures and lower volumes but increased $7 million from 2015 to 2016 due to cost reductions.  Manufacturing efficiencies were offset by higher aluminum costs in the current year.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability. Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Enterprise Inkjet Systems’ revenue declined $22 million in 2017 and was relatively flat in 2016.  Segment earnings improved $21 million from 2016 to 2017 driven by a streamlining of the Prosper business.  Segment earnings improved by $11 million from 2015 to 2016.

•

Within the Flexographic Packaging segment, growth in the installed base of FLEXCEL NX System computer-to-plate (CtP) imaging and related equipment is expected to drive continued growth of FLEXCEL NX consumables. The Other Packaging Business includes packaging printing products and services that are in mature stages in their product life cycles. Flexographic Packaging revenue increased $13 million (10%) in 2017 and $5 million (4%) in 2016 primarily due to the growth in FLEXCEL NX consumables.  Segment earnings improved $7 million from 2016 to 2017 and were unchanged from 2015 to 2016.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions.  Unified Workflow Solutions is an established product line. Kodak Technology Solutions includes document management and managed print services businesses and Kodakit. The contributions these business initiatives make to earnings are expected to grow with a modest amount of additional investment. Software and Solutions’ revenue declined $5 million (6%) in 2017, reflecting volume declines and $30 million (25%) in 2016, primarily due to reductions in government contracts within Kodak Technology Solutions. Sales in Kodak Technology Solutions are project based and can vary from year to year depending on the nature and number of projects in existence in a given year.

•

Consumer and Film’s revenue declined $23 million (10%) from 2017 to 2016 and $48 million (18%) from 2015 to 2016.  Earnings of the Consumer and Film segment declined $32 million (200%) and $36 million (69%) from 2016 to 2017 and from 2015 to 2016, respectively, primarily due to lower sales of ink as a result of the declining installed base of consumer inkjet printers, increased unit costs in the film businesses and items that favorably impacted the prior year.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

•	Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park (“EBP”), which helps cost absorption at EBP.

•

Kodak plans to capitalize on its intellectual property through new business or licensing opportunities, focusing on opportunities in smart material applications and printed electronics markets and also pursuing limited opportunities in 3D printing materials.

•

Kodak plans to continue to pursue monetization of its asset base, selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to an earn-out from a previous divestiture.

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2017	2016	2015
(in millions)
Print Systems	$942	$1,018	$1,107
Enterprise Inkjet Systems	144	166	165
Flexographic Packaging	145	132	127
Software and Solutions	85	90	120
Consumer and Film	198	221	269
Advanced Materials and 3D Printing Technology	1	1	2
Eastman Business Park	16	15	13
Consolidated total	$1,531	$1,643	$1,803

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2017	2016	2015
Print Systems	$58	$106	$99
Enterprise Inkjet Systems	5	(16)	(27)
Flexographic Packaging	31	24	24
Software and Solutions	1	1	10
Consumer and Film	(16)	16	52
Advanced Materials and 3D Printing Technology	(26)	(26)	(35)
Eastman Business Park	4	2	2
All Other (1)	—	3	5
Corporate components of pension and OPEB income (2)	144	161	133
Depreciation and amortization	(80)	(105)	(145)
Restructuring costs and other	(38)	(16)	(38)
Stock-based compensation	(9)	(8)	(18)
Consulting and other costs (3)	(5)	(7)	(14)
Idle costs (5)	(3)	(3)	(3)
Change in U.S. vacation benefits (4)	—	—	17
Manufacturing costs originally planned to be absorbed by silver halide touch screen production (6)	—	(3)	(2)
Costs previously allocated to discontinued operations (7)	—	—	(1)
Other operating (expense) income, net excluding gain related to Unipixel termination (8)	(28)	(16)	3
Goodwill impairment loss (9)	(56)	—	(8)
Interest expense (9)	(32)	(60)	(63)
Loss on early extinguishment of debt, net (9)	—	(4)	—
Other income (charges), net (9)	37	(4)	(21)
Reorganization items, net (9)	—	6	(5)
Consolidated (loss) earnings from continuing operations before income taxes	$(13)	$51	$(35)

(1)	RED utilities variable interest entity which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)

In the fourth quarter of 2015, Kodak changed the timing of when affected U.S. employees earn their vacation benefits, which reduced Kodak’s obligation to employees and the related accrual by $17 million as of December 31, 2015.   The reduction in the accrual impacted gross profit by approximately $9 million, SG&A by approximately $5 million, R&D by approximately $3 million.

(5)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

(6)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.

(7)

Includes indirect costs originally allocated to businesses that are now included in discontinued operations.  When the businesses met the criteria to be reported as discontinued operations, the allocated costs were removed and recorded in continuing operations.

(8)

In 2015 a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel.  The gain was reported in Other operating expense (income), net in the Consolidated Statement of Operations.  Other operating (income) expense, net is typically excluded from the segment measure.  However, this particular gain was included in the Advanced Materials and 3D Printing Technology segment’s earnings in 2015.

(9)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $8 million in both 2016 and 2015, primarily driven by changes in discount rates.   The reduction in reserves impacted gross profit by approximately $4 million, SG&A by approximately $3 million and R&D by approximately $1 million in both years.

RESULTS OF OPERATIONS

	Year Ended December 31,	% of	Year Ended December 31,	% of	$ Change vs.	Year Ended December 31,	% of	$ Change vs.
	2017	Sales	2016	Sales	2016	2015	Sales	2015
Revenues	$1,531		$1,643		(112)	$1,803		(160)
Cost of revenues	1,176		1,240		(64)	1,422		(182)
Gross profit	355	23%	403	25%	(48)	381	21%	22
Selling, general and administrative expenses	205	13%	198	12%	7	226	13%	(28)
Research and development costs	53	3%	60	4%	(7)	61	3%	(1)
Restructuring costs and other	31	2%	16	1%	15	38	2%	(22)
Other operating expense (income), net	28	2%	16	1%	12	(6)	0%	22
Goodwill impairment loss	56	4%	—	0%	56	8	0%	(8)
(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other (income) charges, net, reorganization items, net and income taxes	(18)	(1%)	113	7%	(131)	54	3%	59
Interest expense	32	2%	60	4%	(28)	63	3%	(3)
Loss on early extinguishment of debt	—	-	4	0%	(4)	—	—	4
Other (income) charges, net	(37)	(2%)	4	0%	(41)	21	1%	(17)
Reorganization items, net	—	-	(6)	(0%)	6	5	0%	(11)
(Loss) earnings from continuing operations before income taxes	(13)	(1%)	51	3%	(64)	(35)	(2%)	86
(Benefit) provision for income taxes	(110)	(7%)	33	2%	(143)	32	2%	1
Equity in loss of equity method investment, net of income taxes	1	0%	—	-	1	—	-	-
Earnings (loss) from continuing operations	96	6%	18	1%	78	(67)	(4%)	85
Loss from discontinued operations, net of income taxes	(2)	(0%)	(2)	(0%)	-	(8)	(0%)	6
NET EARNINGS (LOSS)	94	6%	16	1%	78	(75)	(4%)	91
Less: Net income attributable to noncontrolling interests	—	-	1	0%	(1)	5	0%	(4)
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$94	6%	$15	1%	79	$(80)	(4%)	95

Revenues

Current Year

For the year ended December 31, 2017, revenues decreased by approximately $112 million compared with the same period in 2016. The decline was primarily driven by volume and pricing declines within Print Systems ($80 million).  Also contributing to the decrease were volume declines from Consumer Inkjet and Industrial Films and Chemicals within Consumer and Film ($30 million) and Enterprise Inkjet Solutions ($20 million).  Partially offsetting these declines were volume improvements in Flexographic Packaging ($11 million) and brand licensing arrangements ($8 million).  See segment discussions for additional details.

Prior Year

For the year ended December 31, 2016, revenues decreased by approximately $160 million compared with the same period in 2015. The decline was primarily driven by volume and pricing declines within Print Systems ($88 million).  Also contributing to the decrease were volume declines in Consumer and Film ($44 million) and Software and Solutions ($24 million), as well as unfavorable foreign currency rates ($11 million) and lower non-recurring intellectual property and brand licensing arrangements ($8 million). Partially offsetting these declines were volume improvements in Flexographic Packaging ($10 million).  See segment discussions for additional details.

Gross Profit

Current Year

Gross profit for 2017 decreased by approximately $48 million. The decrease was driven by pricing declines and lower volume within Print Systems ($35 million and $11 million, respectively), lower volume and higher manufacturing costs within Consumer and Film ($17 million and $15 million, respectively) and increased inventory write-offs due to restructuring ($7 million). Partially offsetting these declines were the deconsolidation of the RED utilities variable interest entity ($12 million), lower depreciation expense ($9 million, excluding depreciation within the RED utilities variable interest entity), volume improvement in Flexographic Packaging ($7 million) and brand licensing arrangements ($8 million).  See segment discussions for additional details.

Prior Year

Gross profit for 2016 increased by approximately $22 million. The increase was driven by cost improvements within Print Systems and Enterprise Inkjet Systems ($54 million and $13 million, respectively, excluding the impact of lower depreciation) and lower depreciation expense ($26 million) driven by Consumer and Film ($15 million).  Also contributing were favorable impacts from pension income ($14 million), higher volume within Flexograhic Packaging ($6 million) and lower accelerated depreciation from restructuring ($8 million). Partially offsetting these improvements were pricing declines and lower volume within Print Systems ($46 million and $6 million, respectively), lower volume and unfavorable cost within Consumer and Film ($14 million and $10 million, respectively), unfavorable foreign currency rates ($12 million), and unfavorable volume within Enterprise Inkjet Systems and Software and Solutions ($6 million and $5 million, respectively).  See segment discussions for additional details.

Gross profit for 2015 included a $9 million favorable impact from the reduction of an accrual due to the change in U.S. vacation benefits.

Selling, General and Administrative Expenses

Consolidated SG&A for 2017 increased $7 million due to lower pension income ($13 million) and higher SG&A in Consumer and Film ($8 million) partially offset by reduced spending in Enterprise Inkjet Systems ($12 million).  See segment discussions for additional details.  The decrease in consolidated selling, general and administrative expenses from 2015 to 2016 was primarily due to cost reduction actions and the favorable impact of pension and OPEB income ($14 million).

Research and Development Costs

Consolidated R&D expenses decreased $7 million in 2017 due to lower investment in R&D activities in Enterprise Inkjet Systems, Software and Solutions (both $4 million) and Consumer and Film ($3 million) partially offset by lower pension income ($3 million).  See segment discussions for additional details.  The decrease in consolidated R&D expenses in 2016 was primarily due to the company focusing investment in material science projects and eliminating programs that no longer aligned with this strategy.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of revenues, are discussed under the "RESTRUCTURING COSTS AND OTHER" section in this MD&A.

Other Operating Expense (Income), Net

For details, refer to Note 13, “Other Operating Expense (Income), Net.”

Other (Income) Charges, Net

For details, refer to Note 14, “Other (Income) Charges, Net.”

Provision for Income Taxes

For details, refer to Note 15, “Income Taxes.”

Discontinued Operations

Discontinued operations of Kodak include the PI/DI Business.  Refer to Note 25, “Discontinued Operations” in the Notes to Financial Statements for additional information.

PRINT SYSTEMS SEGMENT

	Year Ended December 31,
	2017	2016	$ Change	2015	$ Change
Revenues	$942	$1,018	$(76)	$1,107	$(89)

Operational EBITDA	58	106	(48)	99	7
Operational EBITDA as a % of revenues	6%	10%		9%

Revenues

Current Year

The decrease in Print Systems revenues of approximately $76 million reflected lower pricing in Prepress consumables ($29 million) as a result of competitive pressures in the industry, lower volume in Prepress consumables ($17 million), and lower volume in Electrophotographic Printing Solutions ($19 million) driven by fewer equipment placements and declines in consumables and service.  Also contributing to the revenue decline was lower volume and pricing in Prepress service ($4 million and $2 million, respectively) driven by continued decline in installed equipment and lower volume and pricing for equipment in Prepress Solutions ($3 million and $2 million, respectively) due to fewer equipment placements and competitive pricing pressures.  Offsetting these declines was the favorable impact of foreign currency ($5 million).

Prior Year

The decrease in Print Systems revenues of approximately $89 million reflected lower pricing in Prepress consumables ($42 million) as a result of competitive pressures in the industry, lower volume in Prepress consumables ($15 million), and lower volume in Electrophotographic Printing Solutions ($22 million) driven by fewer equipment placements and declines in consumables and service.

Operational EBITDA

Current Year

The decrease in Print Systems Operational EBITDA of approximately $48 million reflected pricing and volume declines in Prepress Solutions ($35 million and $5 million, respectively) as well as lower volume in Electrophotographic Printing Solutions ($6 million).  Manufacturing costs improvements in Prepress plates and service due to improved manufacturing efficiency and cost improvements ($12 million) were offset by higher aluminum costs ($12 million).

Prior Year

The increase in Print Systems Operational EBITDA of approximately $7 million was driven by manufacturing costs improvements in Prepress consumables due to lower aluminum costs ($28 million) and improved manufacturing efficiency ($22 million) driven by the closure of the Leeds, England plant at the end of August 2015.  Also contributing to the improvement was lower SG&A ($6 million) due to cost reductions.  Offsetting these improvements were pricing declines in Prepress consumables ($42 million) as a result of competitive pricing pressures in the industry, volume declines in Electrophotographic Printing Solutions ($3 million), lower volumes in Prepress Solutions ($3 million) and pricing declines in Electrophotographic Printing Solutions ($3 million)

ENTERPRISE INKJET SYSTEMS SEGMENT

	Year Ended December 31,
	2017	2016	$ Change	2015	$ Change
Revenues	$144	$166	$(22)	$165	$1

Operational EBITDA	5	(16)	21	(27)	11
Operational EBITDA as a % of revenues	3%	-10%		-16%

Revenues

Current Year

The decrease in Enterprise Inkjet Systems revenues of approximately $22 million primarily reflected lower volume of PROSPER systems ($17 million) due to focusing on high volume applications, as well as lower volume of components ($6 million) primarily attributed to a slow-down of equipment placements across the market.  In addition, volume of VERSAMARK service and consumables decreased due to declines in the installed base of VERSAMARK systems ($11 million).  These unfavorable drivers were partially offset by increased volume of PROSPER service and consumable sales ($3 million) primarily driven by a larger installed base of PROSPER systems and components, and in Kodak Print Services ($3 million) due to 2017 being the first full year of operations.  Other favorable drivers included a revenue reduction due to consideration provided to a customer in the prior year ($5 million) and higher volume of VERSAMARK equipment sales ($3 million) primarily due to the sale of used equipment in the first quarter of 2017.

Prior Year

Enterprise Inkjet Systems revenues were relatively flat in 2016, which primarily reflected improved volume of PROSPER service and consumable sales ($15 million) driven by a larger installed base of PROSPER systems and components and higher volume of PROSPER equipment ($4 million).  These favorable drivers were offset by volume declines in VERSAMARK service and consumables ($6 million) due to declines in the installed base of VERSAMARK systems and components, a revenue reduction due to consideration provided to a customer ($5 million), unfavorable product mix in PROSPER equipment ($4 million) as well as fewer VERSAMARK equipment placements ($2 million).

Operational EBITDA

Current Year

The increase in Enterprise Inkjet Systems Operational EBITDA of $21 million was primarily due to a lower level of investment in marketing, advertising and sales activities ($12 million) and R&D activities ($4 million), and a revenue reduction due to consideration provided to a customer in the prior year ($4 million).  A portion of the lower investments in marketing, advertising and sales and R&D activities represents savings from the PROSPER restructuring actions announced in January 2017 (refer to the “Restructuring Costs and Other – Prosper Business Cost Reduction” section in this Management’s Discussion and Analysis) as well as $3 million of cost for participation in drupa 2016 in the prior year.  In addition, there was a favorable impact from the volume improvement in PROSPER service and consumables ($1 million).  The negative impact of the lower volume of PROSPER component sales was offset by the positive impact on profitability from the volume reduction in PROSPER systems ($3 million).  The negative impact of the lower volume of VERSAMARK services and consumables ($3 million) was offset by improvements in manufacturing cost efficiencies ($3 million).

Prior Year

The increase in Enterprise Inkjet Systems Operational EBITDA of $11 million was driven by favorable costs ($13 million) primarily due to absorption benefits from higher volumes of PROSPER service and consumable sales as well as lower costs for PROSPER equipment, favorable product mix of PROSPER equipment ($3 million) and lower levels of marketing and selling expenses and R&D expenses (each $1 million).  Partially offsetting these increases was lower volume of VERSAMARK service and consumables and fewer VERSAMARK equipment placements (each $2 million) as well as a revenue reduction due to consideration provided to a customer ($4 million).

FLEXOGRAPHIC PACKAGING SEGMENT

	Year Ended December 31,
	2017	2016	$ Change	2015	$ Change
Revenues	$145	$132	$13	$127	$5

Operational EBITDA	31	24	7	24	-
Operational EBITDA as a % of revenues	21%	18%		19%

Revenues

Current Year

The increase in Flexographic Packaging revenues of approximately $13 million primarily reflected volume improvements in FLEXCEL NX consumables ($14 million) due to a larger installed base of FLEXCEL NX systems, favorable equipment product mix ($2 million) and the favorable impact of currency ($1 million) partially offset by fewer FLEXCEL NX equipment placements ($2 million) and declining revenues from Other Packaging products ($2 million).

Prior Year

The increase in Flexographic Packaging revenues of approximately $5 million primarily reflected volume improvements in FLEXCEL NX consumables ($12 million) due to a larger installed base of FLEXCEL NX systems and higher FLEXCEL NX unit placements ($2 million).  Partially offsetting these improvements were declining revenues for Other Packaging products ($3 million), unfavorable Packaging equipment product mix ($1 million) and unfavorable foreign currency rates ($4 million).

Operational EBITDA

Current Year

Flexographic Packaging Operational EBITDA increased by approximately $7 million.  Volume improvements in FLEXCEL NX consumables ($9 million) and the favorable impact of currency ($2 million) and product cost improvements ($1 million) were partially offset by volume and pricing declines in Other Packaging products ($2 million) and increased investment in sales and marketing activities ($3 million).

Prior Year

Flexographic Packaging Operational EBITDA was unchanged in 2016 as improved gross profit driven by higher volume of FLEXCEL NX consumables ($7 million), was offset by unfavorable currency rates ($7 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Year Ended December 31,
	2017	2016	$ Change	2015	$ Change
Revenues	$85	$90	$(5)	$120	$(30)

Operational EBITDA	1	1	-	10	(9)
Operational EBITDA as a % of revenues	1%	1%		8%

Revenues

Current Year

The decrease in Software and Solutions revenues of approximately $5 million primarily reflected volume declines in Kodak Technology Solutions due to the divestiture of the Design2Launch and brand protection businesses in the second quarter of 2016 ($2 million), and lower volume in digital front-end controllers ($2 million).

Prior Year

The decrease in Software and Solutions revenues of approximately $30 million primarily reflected volume declines in Kodak Technology Solutions due to lower revenues from government contracts ($17 million), the divestiture of the Design2Launch and brand protection businesses in the second quarter of the current year ($5 million), lower volume in Unified Workflow Solutions ($3 million) and unfavorable currency rates ($2 million).

Operational EBITDA

Current Year

Software and Solutions Operational EBITDA was unchanged from the prior year as a lower level of R&D expenses ($4 million) was primarily offset by lower volume in digital front-end controllers, higher manufacturing costs and increased sales and marketing initiatives (each $1 million).

Prior Year

The decrease in Software and Solutions Operational EBITDA of approximately $9 million primarily reflected the volume declines in Kodak Technology Solutions described above ($5 million) and lower volume in Unified Workflow Solutions ($1 million). Partially offsetting these declines were favorable impacts from divesting the Design2Launch and brand protection businesses in the second quarter of the current year ($3 million).

CONSUMER AND FILM SEGMENT

	Year Ended December 31,
	2017	2016	$ Change	2015	$ Change
Revenues	$198	$221	$(23)	$269	$(48)

Operational EBITDA	(16)	16	(32)	52	(36)
Operational EBITDA as a % of revenues	-8%	7%		19%

Revenues

Current Year

The decrease in Consumer and Film revenues of approximately $23 million reflected volume declines in Consumer Inkjet Systems ($16 million) driven by lower sales of ink to the existing installed base of printers and volume declines in Industrial Film and Chemicals ($5 million) driven by lower demand for photo paper chemicals.  These unfavorable impacts were offset by higher revenue from brand licensing ($8 million) which included a royalty payment from the modification of a brand licensing arrangement ($6 million) and favorable pricing in Motion Picture ($2 million).  The brand licensing modification provided for a payment upon signing satisfying annual minimum royalty payments through 2023.  Additionally, the prior year included fulfillment of a significant industrial film order ($7 million) and $3 million related to the fulfillment of motion picture film volume commitments.

Current year brand licensing revenue included $750,000 from a license granted to WENN Digital, Inc. (“WENN”) to use Kodak’s brand in connection with WENN’s KODAKOne image rights management platform and Kodak branded cryptocurrency for a three-year period ending December 31, 2020.  Consideration for the license included $750,000 in cash, 50,000 shares of WENN common stock and the right to 3 million cryptocurrency coins (the “Tokens”) upon completion of WENN’s initial coin offering of the Kodak branded cryptocurrency.  The cash, deemed value of the WENN stock ($1.25 million), and deemed value of the Tokens serve as an advance royalty to be credited against sales based royalties in the future.  The deemed value of the Tokens will be determined one year from their receipt, not to exceed $3 million.  The advance royalty is non-refundable.  No future sales-based royalty payment will be due until the advance royalty has been depleted.  Kodak is also entitled under the license agreement to receive 3% of any cryptocurrency coins issued by WENN in excess of 100,000,000 coins.  The common stock of WENN and the right to receive Tokens were recorded at immaterial amounts as of the date of the transaction and as of December 31, 2017.  Future changes in value of the common stock of WENN and the Tokens will be reported in Other (income) charges, net in the Consolidated Statement of Operations.  The WENN shares and Tokens received by Kodak are restricted securities under applicable securities laws and may only be resold if such sale is registered under applicable securities laws or an exemption from such registration is available.

The licensing arrangement with WENN is a transaction entered into by Kodak in the ordinary course of conducting its brand licensing business with a third party which Kodak does not own or control.  Kodak does not have any seats on WENN’s board of directors or any contractual right to board representation.  WENN is the developer of, and will own and operate, the KODAKOne platform.  WENN is also the issuer of the Kodak branded cryptocurrency, and Kodak will not receive any proceeds from the initial coin offering or other issuances by WENN of such cryptocurrency.  All communications with potential investors in the initial coin offering are from WENN, and WENN will make any offers and sales in such offering. The kodakcoin.com and kodakone.com websites are owned and managed by WENN.

Prior Year

The decrease in Consumer and Film revenues of approximately $48 million reflected volume declines in Consumer Inkjet Systems ($30 million) driven by lower sales of ink to the existing installed base of printers and in Motion Picture, Industrial Chemicals and Films ($20 million) due to declining demand for film products. Also contributing to the decline were lower revenues from brand licensing ($4 million) and unfavorable currency rates ($3 million). Partially offsetting these decreases were the favorable impact from a significant industrial films order ($7 million) and the fulfillment of motion picture film volume commitments ($3 million).  Additionally, the prior year included $6 million from a brand licensing arrangement that was amended in 2016.  The amendment eliminated a requirement for the licensee to pay quarterly royalties through the end of 2018 in return for an upfront payment.

Operational EBITDA

Current Year

The $32 million decrease in the Consumer and Film Operational EBITDA reflected volume declines in Consumer Inkjet Systems ($12 million) driven by lower sales of ink to the existing installed base of printers, unfavorable cost absorption in Industrial Film and Chemicals ($7 million), unfavorable manufacturing costs in Motion Picture ($9 million) primarily due to the impact of costs associated with a vendor transition and higher SG&A ($8 million) driven by an increased investment in sales and marketing initiatives.  This was offset by the higher brand licensing revenue ($8 million), lower R&D spending ($3 million) as the prior year included higher investment in the Super 8 movie camera, favorable pricing in Motion Picture ($2 million) and lower costs in Consumer Inkjet ($1 million).  Additionally, the prior year included the impact of a significant industrial film order ($6 million) and the fulfillment of motion picture film volume commitments ($3 million).

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

As discussed above, 2015 included $6 million from a non-recurring brand licensing payment.

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Year Ended December 31,
	2017	2016	$ Change	2015	$ Change
Revenues	$1	$1	$-	$2	$(1)

Operational EBITDA	(26)	(26)	-	(35)	9
Operational EBITDA as a % of revenues	N/M	N/M		N/M

Current Year

Advanced Materials and 3D Printing Technology Operational EBITDA was unchanged.  The reduced level of investment is expected to impact segment earnings by approximately $10 million annually.

Prior Year

Advanced Materials and 3D Printing Technology Operational EBITDA improved approximately $9 million primarily due to lower R&D costs as the company focused investment in materials science projects and eliminated programs that no longer aligned with this strategy.  The results for 2015 included a gain related to assets that were acquired for no monetary consideration as part of the termination of the relationship with Unipixel ($3 million).

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly in the reporting periods.

RESTRUCTURING COSTS AND OTHER

2017

Restructuring actions taken in 2017 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the Prosper business cost reduction, voluntary workforce transition plans in the U.S., an office closure in Switzerland, the cancellation of the copper touch screen program, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2017 Kodak recorded $38 million of charges, including $7 million of charges for inventory write-downs which were reported in Cost of revenues and $31 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $15 million for the year ended December 31, 2017.

The restructuring actions implemented in 2017 are expected to generate future annual cash savings of approximately $40 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $12 million, $18 million and $10 million, respectively. Kodak expects the majority of the annual savings to be in effect by the end of the first half of 2018 as actions are completed.

2016

For the year ended December 31, 2016 Kodak recorded $16 million of charges, including $1 million of charges for inventory write-downs which were reported in Cost of revenues and $15 million which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

2015

For the year ended December 31, 2015 Kodak recorded $46 million of charges, including $8 million for accelerated depreciation which was reported in Cost of revenues, $37 million which was reported as Restructuring costs and other and $1 million which was reported in (Loss) earnings from discontinued operations in the accompanying Consolidated Statement of Operations.

Prosper Business Cost Reduction

On January 12, 2017, Kodak announced an action to streamline costs in its Prosper business.  This action is pursuant to Kodak’s initiative to focus the Prosper business on developing next generation Ultrastream technology with solutions that place writing systems in original equipment manufacturer and hybrid applications and the continued placement of Prosper 6000 presses and components in suitable high volume applications.  The action has been substantially completed as of December 31, 2017.

As a result of this action, during the year ended December 31, 2017 Kodak incurred total restructuring and related charges of $12 million, including $4 million of charges related to separation benefits, $6 million of non-cash related charges for inventory write-downs, and $2 million of non-cash related charges for asset write-offs.

LIQUIDITY AND CAPITAL RESOURCES

2017

	As of December 31,
(in millions)	2017	2016
Cash, cash equivalents and restricted cash	$369	$478

Cash Flow Activity

	Year Ended December 31,
(in millions)	2017	2016	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(67)	$(15)	$(52)
Cash flows from investing activities:
Net cash used in investing activities	(24)	(29)	5
Cash flows from financing activities:
Net cash used in financing activities	(29)	(72)	43
Effect of exchange rate changes on cash	11	(6)	17
Net decrease in cash, cash equivalents and restricted cash	$(109)	$(122)	$13

Operating Activities

Net cash used in operating activities increased $52 million for the year ended December 31, 2017 as compared with the prior year primarily due to increased cash usage for working capital and lower cash earnings, partially offset by reduced payments for other liabilities in the current year.

Cash earnings included lower interest expense ($28 million) in the current year period primarily due to the prepayment of the Senior Secured Second Lien Term Credit Agreement and $10 million in net litigation proceeds from DuPont received in the prior year period.

Investing Activities

Net cash used in investing activities improved $5 million for the year ended December 31, 2017 as compared to the prior year due to lower levels of capital expenditures and the impact of the $3 million reduction in cash due to the deconsolidation of RED in the prior year.

Financing Activities

Net cash used in financing activities improved $43 million in the year ended December 31, 2017 as compared to the prior year primarily due to repayments of emergence credit facilities in the prior year period partially offset by the issuance of Series A Preferred Stock.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At December 31, 2017 and 2016, approximately $172 million and $205 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $172 million and $229 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.  As of December 31, 2017, outstanding intercompany loans to the U.S. were $358 million which includes short-term intercompany loans of $59 million. In China, where approximately $108 million of cash and cash equivalents were held as of December 31, 2017, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement (together with the Term Credit Agreement, the “Credit Agreements”), the Company is permitted to invest up to $100 million at any time in subsidiaries and joint ventures that are not party to the loan agreement.

Kodak funded $6 million and $25 million to the Eligible Cash account held with the Amended Credit Agreement and Amended Credit Agreement Administrative Agents as of December 31, 2017 and 2016, which is classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

During the second quarter of 2017, the Company reduced the amount of outstanding letters of credit issued under the Amended Credit Agreement by $20 million, which increased the amount of Excess Availability by a corresponding amount, enabling the Company to release Eligible Cash. The reduction of outstanding letters of credit was primarily attributable to the substitution of partially collateralized surety bonds in place of outstanding letters of credit. If the Company’s credit ratings were to decline, the Company would be required to provide up to $19 million of letters of credit to the issuers of the surety bonds to fully collateralize the bonds.  Under the Amended Credit Agreement, if Excess Availability ($20 million as of December 31, 2017) falls below 12.5% of lender commitments ($18.75 million as of December 31, 2017), Kodak may, in addition to the requirement to be in compliance with a minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to continue to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, additional funding of Eligible Cash may be required.  Since Excess Availability was greater than 12.5% of lender commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of December 31, 2017, Kodak is in compliance with all covenants under the Amended Credit Agreement.  If Kodak was required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0, as defined in the Amended Credit agreement, Fixed Charges exceeded EBITDA by approximately $6 million.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio not to exceed specified levels.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreement.  The maximum Secured Leverage Ratio permitted under the Term Credit Agreement is 2.75 to 1.  As of December 31, 2017, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $26 million.

Subject to Board approval and the terms of the Credit Agreements, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets. Further, under the Amended Credit Agreement, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0. Upon designation of Unrestricted Subsidiaries, the Company will be required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March, the Company expects to designate five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd. This action will allow the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries have sales of approximately $7 million for the year ended December 31, 2017 and assets of $17 million as of December 31, 2017, which represent 0% and 1%, respectively, of Kodak’s consolidated sales for the year ended December 31, 2017 and consolidated assets as of December 31, 2017.  The designation of these subsidiaries as Unrestricted Subsidiaries is expected to increase the amount by which the Company’s EBITDA, as calculated under the Term Credit Agreement and the Amended Credit Agreement, exceeds the amount of EBITDA needed to satisfy the Net Secured Leverage Ratio covenant of 2.75 to 1.0 and the Fixed Charge Coverage Ratio of 1.0 to 1.0, respectively.   Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the secured leverage ratio covenant; however, future compliance may depend on Kodak undertaking one or more non-operational transactions, such as the repatriation of cash into the U.S., the management of operating cash outflows, the designation of subsidiaries as Unrestricted Subsidiaries, a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreement to be immediately due and payable.

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $17 million relating to its defined benefit pension and postretirement benefit plans in 2017.  For 2018, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its defined benefit pension and postretirement plans are approximately $22 million.

Cash flows from investing activities included $38 million for capital expenditures for the year ended December 31, 2017.  Kodak expects approximately $30 million to $40 million of cash flows for investing activities from capital expenditures for the year ended December 31, 2018.

Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates. The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan and is designed to meet increasing demand. The new production line is expected to be in full production by mid-2019 and will initially focus on supplying FLEXCEL NX Plates to customers in the United States, Canada and Latin America. Kodak invested approximately $7 million in 2017 and expects the total investment for the project to be approximately $16 million.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment.  The loans made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) an acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  Kodak intends to refinance the loans under the First Lien Term Credit Agreement before their maturity date.  See Item 1A. “Risk Factors” for a discussion of potential challenges to liquidity.

Refer to Note 8, "Debt and Capital Leases," and Note 9, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion of long-term debt and convertible preferred shares.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2017
(in millions)	Total	2018	2019	2020	2021	2022	2023+
Long-term debt (1)	$398	$1	$395	$1	$—	$1	$—
Interest payments on debt (2)	65	30	29	3	3	—	—
Capital lease obligations	7	3	2	—	—	—	2
Operating lease obligations	67	22	15	15	8	1	6
Purchase obligations (3)	24	10	8	4	1	1	—
Convertible preferred stock dividends (8)	45	11	11	11	12	—	—
Total (4) (5) (6) (7)	$606	$77	$460	$34	$24	$3	$8

(1)

Primarily represents the maturity values of Kodak's long-term debt obligations as of December 31, 2017.  Annual amounts represent the minimum principal payments owed each year.  The contractual obligations do not reflect any contingent mandatory annual principal repayments that may be required to be made upon achieving certain excess cash flow targets, as defined in the Term Credit Agreements.  Other prepayments may be required upon the occurrences of certain other events. The loans made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) an acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  Kodak intends to refinance the loans under the First Lien Term Credit Agreement before their maturity date.  Refer to Note 8, "Debt and Capital Leases" in the Notes to Financial Statements.

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

(4)

Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made.  See Note 15, “Income Taxes,” in the Notes to Financial Statements for additional information regarding Kodak’s uncertain tax positions.

(5)	Funding requirements for Kodak's major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.
(6)

Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 7, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

(7)

On September 3, 2013, Kodak consummated the sale of certain assets of the PI/DI Business to the KPP Purchasing Parties. Up to $35 million in aggregate of the purchase price is subject to repayment to the KPP Purchasing Parties if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the annual adjusted EBITDA targets for the years ending December 31, 2016 and 2015.  As a result, $11 million of the purchase price, representing the maximum amount that could be owed for 2016 and 2015, was repaid to the KPP Purchasing Parties. The maximum amount that could be owed in each year of the remaining two-year period is as follows: $10 million in 2018 and $14 million in 2019.  Due to uncertainty regarding the level of annual adjusted EBITDA for the PI/DI Business, no payments have been included in the table.  Refer to Note 25, “Discontinued Operations.”

(8)

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

Off-Balance Sheet Arrangements

EKC guarantees obligations to third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $9 million and the outstanding amount for those guarantees is $3 million.

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

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2017 was not material to Kodak’s financial position, results of operations or cash flows.

2016

Cash Flow Activity

	As of December 31,
(in millions)	2016	2015
Cash, cash equivalents and restricted cash	$478	$600

Cash Flow Activity

	Year Ended December 31,
(in millions)	2016	2015	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(15)	$(95)	$80

Cash flows from investing activities:
Net cash used in investing activities	(29)	(41)	12

Cash flows from financing activities:
Net cash used in financing activities	(72)	(1)	(71)

Effect of exchange rate changes on cash	(6)	(21)	15

Net decrease in cash, cash equivalents and restricted cash	$(122)	$(158)	$36

Operating Activities

Net cash used in operating activities improved by $80 million for the year ended December 31, 2016 as compared with the prior year primarily due to improved earnings, which includes the $10 million in net litigation proceeds from DuPont, as well as increased cash provided from declines in accounts receivable and inventory and lower levels of liabilities as Kodak’s size declines.

Investing Activities

Net cash used in investing activities improved $12 million for the year ended December 31, 2016 as compared to the prior year primarily due to increased proceeds from the sales of businesses/assets.  Partially offsetting the favorable impacts was the $3 million reduction in cash due to the deconsolidation of RED.

Financing Activities

Net cash used in financing activities increased $71 million in the year ended December 31, 2016 as compared to the prior year primarily due to repayments of emergence credit facilities partially offset by proceeds from the issuance of preferred stock and from equity transactions with non- controlling interests.

SUMMARY OF OPERATING DATA

A summary of operating data for 2017 and for the four years prior is shown in Item 6.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position.  In seeking to minimize the risks associated with such activities, Kodak may enter into derivative contracts.  Kodak does not utilize financial instruments for trading or other speculative purposes.  Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of Kodak’s International Treasury Center.  Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.  Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2017 and 2016, the fair value of open forward contracts would have decreased $21 million and $20 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s borrowings under the First Lien Term Credit Agreement are in variable-rate instruments with an interest rate floor.  See Note 8, “Debt and Capital Leases” in the Notes to Financial Statements.  At December 31, 2017 and 2016, the one-month LIBOR rate was approximately 1.56 % and 0.77%, respectively.    When the LIBOR rates are above the 1% floor, interest expense increases approximately $4 million for each 1% of LIBOR above the floor ($395 million face amount of debt times 1% at December 31, 2017).

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2017 was not significant to Kodak.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Rochester, NY

March 15, 2018

We have served as the Company’s auditor since at least 1924.  We have not determined the specific year we began serving as auditor of the Company.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Sales	$1,232	$1,320	$1,452
Services	299	323	351
Total net revenues	1,531	1,643	1,803
Cost of revenues
Sales	981	1,028	1,175
Services	195	212	247
Total cost of revenues	1,176	1,240	1,422
Gross profit	355	403	381
Selling, general and administrative expenses	205	198	226
Research and development costs	53	60	61
Restructuring costs and other	31	16	38
Other operating expense (income), net	28	16	(6)
Goodwill impairment loss	56	—	8
(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other charges, net, reorganization items, net and income taxes	(18)	113	54
Interest expense	32	60	63
Loss on early extinguishment of debt	—	4	—
Other (income) charges, net	(37)	4	21
Reorganization items, net	—	(6)	5
(Loss) earnings from continuing operations before income taxes	(13)	51	(35)
(Benefit) provision for income taxes	(110)	33	32
Equity in loss of equity method investment, net of income taxes	1	—	—
Earnings (loss) from continuing operations	96	18	(67)
Loss from discontinued operations, net of income taxes	(2)	(2)	(8)
NET EARNINGS (LOSS)	94	16	(75)
Less: Net income attributable to non-controlling interests	—	1	5
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$94	$15	$(80)

Basic (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$1.81	$0.33	$(1.72)
Discontinued operations	(0.05)	(0.05)	(0.19)
Total	$1.76	$0.28	$(1.91)

Diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$1.81	$0.33	$(1.72)
Discontinued operations	(0.05)	(0.05)	(0.19)
Total	$1.76	$0.28	$(1.91)

Number of common shares used in basic and diluted (loss) earnings per share
Basic	42.5	42.2	41.9
Diluted	42.7	42.5	41.9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2017	2016	2015
NET EARNINGS (LOSS)	$94	$16	$(75)
Less: net income attributable to non-controlling interests	—	1	5
Net earnings (loss) attributable to Eastman Kodak Company	94	15	(80)

Other comprehensive loss, net:
Currency translation adjustments	11	(29)	(35)
Reclassification of realized (gains) losses on available-for-sale securities included in net earnings, net of tax	—	(2)	2
Pension and other postretirement benefit plan obligation activity, net of tax	36	(140)	(98)
Other comprehensive income (loss), net attributable to Eastman Kodak Company	47	(171)	(131)
COMPREHENSIVE INCOME (LOSS), NET ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$141	$(156)	$(211)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$344	$434
Trade receivables, net of allowances of $9 and $8, respectively	282	277
Inventories, net	276	271
Other current assets	56	57
Total current assets	958	1,039
Property, plant and equipment, net of accumulated depreciation of $394 and $344, respectively	314	342
Goodwill	32	88
Intangible assets, net	86	121
Restricted cash	17	36
Deferred income taxes	188	35
Other long-term assets	112	115
TOTAL ASSETS	$1,707	$1,776

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$198	$200
Short-term borrowings and current portion of long-term debt	4	6
Other current liabilities	217	211
Total current liabilities	419	417
Long-term debt, net of current portion	399	405
Pension and other postretirement liabilities	466	603
Other long-term liabilities	202	268
Total liabilities	1,486	1,693

Commitments and contingencies (Note 10)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	164	156

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	631	641
Treasury stock, at cost	(9)	(8)
Accumulated deficit	(174)	(268)
Accumulated other comprehensive loss	(391)	(438)
Total equity (deficit)	57	(73)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,707	$1,776

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Non-controlling Interests	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2014	$—	$621	$(204)	$(136)	$(4)	277	$22	$299	$—
Equity transactions with non-controlling interest	—	—	1	—	—	1	(2)	(1)	—
Net (loss) earnings	—	—	(80)	—	—	(80)	5	(75)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(35)	—	(35)	—	(35)	—
Reclassification of realized losses on available-for-sale securities included in net earnings, net of tax	—	—	—	2	—	2	—	2	—
Pension and other postretirement liability adjustments	—	—	—	(98)	—	(98)	—	(98)	—
Stock-based compensation	—	12	—	—	—	12	—	12	—
Purchases of treasury stock, (84,678 shares) (2)	—	—	—	—	(1)	(1)	—	(1)	—
Equity (deficit) as of December 31, 2015	$—	$633	$(283)	$(267)	$(5)	$78	$25	$103	$—
Equity transactions with non-controlling interest	—	—	—	—	—	—	15	15	—
Net earnings	—	—	15	—	—	15	1	16	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(29)	—	(29)	—	(29)	—
Reclassification of realized gains on available-for-sale securities included in net earnings, net of tax	—	—	—	(2)	—	(2)	—	(2)	—
Pension and other postretirement liability adjustments	—	—	—	(140)	—	(140)	—	(140)	—
Issuance of redeemable, convertible Series A preferred stock, net of offering costs	—	—	—	—	—	—	—	—	155
Series A preferred stock cash dividends	—	(2)	—	—	—	(2)	—	(2)	—
Series A preferred stock deemed dividends	—	(1)	—	—	—	(1)	—	(1)	1
Stock-based compensation	—	9	—	—	—	9	—	9	—
Stock issued to settle 2015 incentive compensation	—	2	—	—	—	2		2	—
Purchases of treasury stock, (175,715 shares) (2)	—	—	—	—	(3)	(3)	—	(3)	—
Deconsolidation of RED	—	—	—	—	—	—	(41)	(41)	—
Equity (deficit) as of December 31, 2016	$—	$641	$(268)	$(438)	$(8)	$(73)	$—	$(73)	$156

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Non-controlling Interests	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2016	$—	$641	$(268)	$(438)	$(8)	$(73)	$—	$(73)	$156
Net (loss) earnings	—	—	94	—	—	94	—	94	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	11	—	11	—	11	—
Pension and other postretirement liability adjustments	—	—	—	36	—	36	—	36	—
Series A preferred stock cash dividends	—	(11)	—	—	—	(11)	—	(11)	—
Series A preferred stock deemed dividends	—	(8)	—	—	—	(8)	—	(8)	8
Stock-based compensation	—	9	—	—	—	9	—	9	—
Purchases of treasury stock, (98,056 shares) (2)	—	—	—	—	(1)	(1)	—	(1)	—
Equity (deficit) as of December 31, 2017	$—	$631	$(174)	$(391)	$(9)	$57	$—	$57	$164
(1)	There are 60 million shares of no par value preferred stock authorized, 2 million of which have been issued.
(2)	Represents purchases of common stock and/ or warrants to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$94	$16	$(75)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	80	105	145
Pension and other postretirement income	(119)	(147)	(107)
Change in fair value of embedded conversion features derivative liability	(47)	—	—
Non-cash restructuring costs, asset impairments and other charges	89	20	9
Prosper asset remeasurement	12	—	—
Stock based compensation	9	8	18
Non-cash changes in employee benefit reserves	—	(8)	(25)
Net gains on sales of businesses/assets	(8)	(9)	(4)
Loss on deconsolidation of RED	—	15	—
Gain on assets acquired for no monetary consideration	—	—	(3)
Reorganization items:
Payment of claims	—	—	(10)
Other non-cash reorganization items, net	—	(7)	4
Loss on early extinguishment of debt	—	4	—
(Benefit) provision for deferred income taxes	(129)	15	6
Decrease in trade receivables	11	25	21
(Increase) decrease in inventories	(4)	16	12
(Decrease) increase in trade accounts payable	(14)	13	3
Decrease in liabilities excluding borrowings	(37)	(74)	(104)
Other items, net	(4)	(7)	15
Total adjustments	(161)	(31)	(20)
Net cash used in operating activities	(67)	(15)	(95)

Cash flows from investing activities:
Additions to properties	(38)	(41)	(43)
Net proceeds from sales of businesses/assets, net	13	13	2
Proceeds from sales of marketable securities	1	2	—
Reduction in cash due to deconsolidation of RED	—	(3)	—
Net cash used in investing activities	(24)	(29)	(41)

Cash flows from financing activities:
Repayment of emergence credit facilities	(7)	(282)	(4)
Preferred stock dividend payments	(10)	—	—
Net proceeds from the issuance of preferred stock	—	198	—
Payment of contingent consideration related to the sale of a business	(7)	(4)	—
Capital lease payments	(4)	—	—
Treasury stock purchases	(1)	(3)	(1)
Equity transactions of noncontrolling interests	—	15	(1)
Net proceeds of other borrowings	—	—	5
Proceeds from sale leaseback transactions	—	4	—
Net cash used in financing activities	(29)	(72)	(1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	(6)	(21)
Net decrease in cash and cash equivalents and restricted cash	(109)	(122)	(158)
Cash and cash equivalents and restricted cash, beginning of period	478	600	758
Cash and cash equivalents and restricted cash, end of period	$369	$478	$600

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2017	2016	2015
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $1, $0 and $2 as of December 31, 2017, 2016 and 2015, respectively	$31	$58	$60
Income taxes (net of refunds)	$18	$24	$12

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

In 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED – Rochester, LLP (“RED”), a variable interest entity (“VIE”).  Kodak determined it was the primary beneficiary and consolidated the financial statements of the VIE. In September 2016, RED’s parent, RED Investment, LLC and its portfolio of four U.S. facilities (including RED) were acquired. During the fourth quarter of 2016, RED’s parent increased its equity investment in RED in conjunction with RED’s project to replace and convert its coal-fired boilers by installing new steam generating equipment to achieve compliance with EPA air emissions regulations (“MACT Upgrade”).  With the third quarter change in ownership, the reduction in certain rights and obligations of Kodak, the increase in equity and progress towards completion of the MACT Upgrade, Kodak determined it was no longer the primary beneficiary and RED was deconsolidated. Upon deconsolidation, Kodak derecognized all assets and liabilities of RED and recognized a loss of $15 million, representing the difference between the carrying value of the net assets sold to RED and RED’s equity in those assets.  The loss was reported in Other operating expense, net in the Consolidated Statement of Operations.  RED’s results of operations are reflected in net income attributable to non-controlling interest in the accompanying Consolidated Statement of Operations through December 31, 2016 at which point the VIE was deconsolidated.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification due to changes to Kodak’s organization structure effective January 1, 2017 and April 1, 2017 and a change in the presentation of discontinued operations and assets held for sale. In addition to the changes in segment reporting under the new organization structure, solvent recovery income for the Consumer and Film segment previously reported in Cost of Revenues is reported in Revenues and there is a change in the segment measure of profitability. Refer to Note 24, “Segment Information” and Note 25, “Discontinued Operations” for additional information.

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

For certain other subsidiaries and branches outside the U.S., operations are conducted primarily in U.S. dollars, which is therefore the functional currency.  Monetary assets and liabilities of these foreign subsidiaries and branches, which are recorded in local currency, are remeasured at year-end exchange rates, while the related revenue, expense, and gain and loss accounts, which are recorded in local currency, are remeasured at average exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, and gain and loss accounts, are remeasured at historical exchange rates.  Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in Other (income) charges, net in the accompanying Consolidated Statement of Operations.

The effects of foreign currency transactions, including related hedging activities, are included in Other (income) charges, net, in the accompanying Consolidated Statement of Operations.

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

When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or elects to bypass the qualitative assessment for some or all of its reporting units, then a quantitative goodwill impairment test is performed to test for a potential impairment of goodwill.  The amount of goodwill impairment, if any, is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Refer to Note 5, “Goodwill and Other Intangible Assets”.

WORKERS’ COMPENSATION

Kodak self-insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported.   Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.  Refer to Note 6, “Other Current Liabilities” and Note 7, “Other Long-Term Liabilities” for the estimated liabilities.  Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries.  Estimated recoveries are not offset against the related accrual.  The amount recorded for the estimated recoveries at December 31, 2017 and 2016 was $25 million and $27 million, respectively, of which $22 million and $24 million, respectively, is reported in Other long-term assets in the Consolidated

Statement of Financial Position.  The remaining $3 million at each year end is reported in Other current assets in the Consolidated Statement of Financial Position.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $7 million, $13 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Advertising expenses in 2016 included $6 million related to drupa 2016, a print industry trade show which occurs every four years.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2017 and 2016, refer to Note 15, “Income Taxes.”

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

In January 2017, the FASB issued ASU No: 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.  The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. The ASU requires entities to calculate a goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The same one-step impairment test applies to goodwill at all reporting units, even those with zero or negative carrying amounts. The ASU requires entities to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The ASU is effective prospectively for annual periods beginning after December 15, 2019, (January 1, 2020 for Kodak) with early adoption permitted for goodwill impairment tests performed after January 1, 2017.  Kodak early adopted ASU 2017-04 effective January 1, 2017.  The adoption of this guidance had no impact on Kodak’s Consolidated Financial Statements.  As of December 31, 2017, the Unified Workflow Solutions reporting unit had a negative carrying value.  Total goodwill assigned to the Unified Workflow Solutions reporting unit is $6 million.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU requires changes in the Company’s restricted cash to be classified as either operating activities, investing activities or financing activities in the Consolidated Statement of Cash Flows, depending on the nature of the activities that gave rise to the restriction.  The new standard is effective for annual reporting periods beginning after December 15, 2017, (January 1, 2018 for Kodak) including interim reporting periods within those annual reporting periods.  Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Kodak early adopted ASU 2016-18 effective January 1, 2017.  The adoption resulted in a decrease of $8 million in net cash flows used by investing activities and a decrease of $1 million in the effect of exchange rate changes on cash, cash equivalents and restricted cash from what was previously reported for the year ended December 31, 2016 and an increase of $10 million in net cash flows used by investing activities and a $3 million decrease in the effect of exchange rate changes on cash, cash equivalents and restricted cash from what was previously reported for the year ended December 31, 2015.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The ASU addresses certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the 2017 Tax Act. The ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act (or portion thereof) is recorded and requires additional disclosures.  The ASU is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for Kodak) and interim periods within those fiscal years.  Early adoption is permitted and may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized.  Kodak is currently evaluating the impact of this ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires entities to report the service cost component in the same line item(s) as other compensation costs arising from services rendered during the period and to report all other components of net benefit costs outside a subtotal of income from operations.  In addition, the ASU allows only the service cost component to be eligible for capitalization when applicable.  ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak).  Retrospective application is required for the presentation of the service cost and other cost components however the restrictions on the capitalization eligibility will be applied prospectively from the date of adoption.  The components of net benefit cost are shown in Note 17, “Retirement Plans and Note 18 “Other Postretirement Benefits”.  The guidance will impact presentation in the Consolidated Financial Statements and the capitalization of costs to inventory.  The current presentation of the service cost component is consistent with the requirements of the new standard.  Upon adoption, the other components (which are currently being presented within Cost of revenues, Selling and general administrative expenses and Research and development costs) are expected to be presented separately on the face of the Consolidated Statement of Operations.  The segment measure of profit and loss currently includes only the service cost and amortization of prior service credits components of net periodic pension and postretirement benefit costs (refer to Note 24, “Segment Information”). Effective January 1, 2018, the segment measure of profit and loss only includes the service cost component of net periodic pension and postretirement benefit costs.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  ASU 2017-05 defines in-substance nonfinancial assets, provides guidance with respect to accounting for partial sales of nonfinancial assets and conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (Topic 606 as described below).  ASU 2017-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application. Kodak is adopting ASU 2017-05 using the modified retrospective adoption approach and expects that application of this standard will not have a significant impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the ASU all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance is effective for Kodak beginning January 1, 2018, including interim periods within those fiscal years.  The adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB deferred the effective date of ASU 2014-09. In 2016 the FASB issued ASU 2016-08, ASUs 2016-10 through 12 and ASU 2016-20 clarifying guidance regarding principle vs agent considerations, identification of performance obligations, analysis of licensing transactions, impairment considerations and disclosures. The new revenue standards are collectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allow either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application.  Kodak is adopting the provisions of the new standards using the modified retrospective method which allows companies to record a one-time adjustment to opening retained earnings for the cumulative effect the standards will have on open contracts at the time of adoption.  Kodak derives revenue from various brand licensing arrangements which may include upfront payments and/or sales based royalties subject to minimum annual guaranteed amounts.  Kodak expects to record a cumulative effect adjustment of approximately $10 million as a decrease to the opening balance of retained earnings related to these arrangements.  With the exception of brand license revenue, Kodak has not identified any changes in the timing of revenue recognition which will result in a material transition adjustment.  Kodak has implemented appropriate changes to the business processes and systems to support recognition and disclosure under the new standard.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2017	2016
Cash and cash equivalents	$344	$434
Restricted cash included in Other current assets	8	8
Long-term restricted cash	17	36
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$369	$478

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash as of December 31, 2017 and 2016 includes $6 million and $7 million, respectively, of security posted related to Brazilian legal contingencies.  Long-term restricted cash as of December 31, 2017 and 2016 also included $6 million and $25 million, respectively, supporting compliance with the Excess Availability threshold under the Amended and Restated Credit Agreement (“Amended Credit Agreement”).  During the second quarter of 2017, the amount of outstanding letters of credit issued under the Amended Credit Agreement was reduced by $20 million, which had a corresponding reduction in the amount of long-term restricted cash necessary to support compliance with the Excess Availability threshold.  See Note 8, “Debt and Capital Leases” and Note 10, “Commitments and Contingencies”.

NOTE 3:  INVENTORIES, NET

	As of December 31,
(in millions)	2017	2016
Finished goods	$159	$149
Work in process	57	57
Raw materials	60	65
Total	$276	$271

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET AND EQUIPMENT SUBJECT TO OPERATING LEASES, NET

	As of December 31,
(in millions)	2017	2016
Land	$82	$84
Buildings and building improvements	174	160
Machinery and equipment	426	429
Construction in progress	26	13
	708	686
Accumulated depreciation	(394)	(344)
Property, plant and equipment, net	$314	$342

Depreciation expense was $62 million, $86 million and $120 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense in the year ended December 31, 2015 included approximately $8 million of accelerated depreciation in connection with restructuring actions.  There was no accelerated depreciation connected with restructuring actions in the years ended December 31, 2017 and 2016.

During the first quarter of 2017, Kodak recorded a pre-tax charge of $8 million to adjust the Prosper fixed asset carrying value to the amount that would have been recorded had the Prosper fixed assets been continuously classified as held and used. Refer to Note 13, “Other Operating Expense (Income), net” and Note 25, “Discontinued Operations”.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2017	2016
Equipment subject to operating leases	$46	$45
Accumulated depreciation	(21)	(18)
Equipment subject to operating leases, net	$25	$27

Minimum future rental revenues on operating leases with original terms of one year or longer are not significant to Kodak.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.  The Enterprise Inkjet Systems, Advanced Materials and 3D Printing Technology, and Eastman Business Park segments do not have goodwill and are therefore not presented.

(in millions)	Print Systems	Flexographic Printing	Software and Solutions	Consumer and Film	Consolidated Total
Balance as of December 31, 2015	$56	$20	$6	$6	$88
Impairment	—	—	—	—	—
Balance as of December 31, 2016	$56	$20	$6	$6	$88
Impairment	(56)	—	—	—	(56)
Balance as of December 31, 2017	$—	$20	$6	$6	$32

Gross goodwill and accumulated impairment losses were $96 million and $64 million as of December 31, 2017, respectively, and $96 million and $8 million as of December 31, 2016, respectively.

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has two goodwill reporting units: Consumer Products and Motion Picture, Industrial Chemicals and Films.  The Flexographic Printing segment, Enterprise Inkjet Systems segment, Advanced Materials and 3D Printing segment and the Eastman Business Park segment each have one goodwill reporting unit.

Based upon the results of Kodak’s December 31, 2017 annual impairment test, no impairment of goodwill is indicated.

Given the decline in Kodak’s financial projections for the year and in its market capitalization from the last goodwill impairment test (December 31, 2016), Kodak performed an interim goodwill impairment test as of September 30, 2017.  Kodak utilized the discounted cash flow method and guideline public company method for the reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

Based upon the results of Kodak’s September 30, 2017 analysis, Kodak concluded that the Prepress Solutions reporting unit’s carrying value exceeded its fair value and recorded a pre-tax goodwill impairment loss of $56 million in the Consolidated Statement of Operations.  No impairment of goodwill was indicated for the other reporting units.

Due to the change in Kodak’s reporting units as of January 1, 2015 and the delay in commercializing new technologies in the Micro 3D Printing reporting unit, Kodak concluded that the carrying value of the Micro 3D Printing reporting unit exceeded its implied fair value.  The fair value of the Micro 3D Printing reporting unit was estimated using the discounted cash flow method in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value.  Kodak recorded a pre-tax impairment charge of $6 million in the first quarter of 2015 that is included in Goodwill impairment loss, net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit.

Based upon the results of Kodak’s 2015 goodwill impairment analysis, Kodak concluded that the carrying value of the Intellectual Property Solutions reporting unit exceeded its implied fair value and recorded a pre-tax impairment charge of $2 million in the fourth quarter of 2015 that is included in Goodwill impairment loss, net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit. No impairment of goodwill was indicated for any other reporting units.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$105	$64	$41	6 years
Kodak trade name	38	—	38	Indefinite life
Customer-related	11	6	5	6 years
Other	3	1	2	21 years
Total	$157	$71	$86

	As of December 31, 2016
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$122	$57	$65	6 years
Kodak trade name	40	—	40	Indefinite life
Customer-related	26	12	14	6 years
Other	2	—	2	21 years
Total	$190	$69	$121

In the fourth quarter of 2017 and the first quarter of 2016, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $2 million and $5 million, respectively, are included in Other operating expense (income), net in the Consolidated Statement of Operations.

In the third quarter of 2017, due to canceling its copper mesh touch screen program, Kodak wrote off related intangible assets with a gross carrying amount of $33 million and accumulated amortization of $21 million and recorded an impairment charge of $12 million.

During the first quarter of 2017, Kodak recorded a pre-tax charge of $4 million to adjust the Prosper intangible asset carrying value to the amount that would have been recorded had the Prosper intangible assets been continuously classified as held and used. Refer to Note 13, “Other Operating Expense (Income), net” and Note 25, “Discontinued Operations”.

In the second quarter of 2016, in two separate transactions, Kodak sold certain assets in the Design2Launch and brand protection businesses.  The assets sold included intangible assets with a gross carrying amount of $5 million and accumulated amortization of $2 million.

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak wrote off intangible assets with a gross carrying amount of $14 million and accumulated amortization of $6 million.  An impairment charge of $8 million was recorded in Other operating expense (income), net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $18 million, $19 million and $25 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2017 was as follows:

(in millions)
2018	$12
2019	7
2020	6
2021	5
2022	5
2023 and thereafter	13
Total	$48

NOTE 6:  OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2017	2016
Employment-related liabilities	$47	$49
Deferred revenue	30	32
Customer rebates	29	27
Restructuring liabilities	10	8
Deferred consideration on disposed businesses	10	7
Workers' compensation	10	8
Other	81	80
Total	$217	$211

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2017	2016
Workers' compensation	$96	$105
Asset retirement obligations	43	38
Deferred taxes	16	16
Deferred consideration on disposed businesses	14	24
Environmental liabilities	12	12
Embedded conversion features derivative liability (1)	—	43
Other	21	30
Total	$202	$268

(1)	Refer to Note 12, “Financial Instruments”

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 8:  DEBT AND CAPITAL LEASES

Debt and capital leases and related maturities and interest rates were as follows at December 31, 2017 and 2016 (in millions):

				As of December 31,
				2017	2016
(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note		7.61%	$—	$2
	Capital leases		Various	3	3
	Other debt		Various	1	1
				4	6

Non-current portion:
	Term note	2019	7.61%	393	396
	Capital leases	Various	Various	4	6
	Other debt	Various	Various	2	3
				399	405
				$403	$411

Annual maturities of debt and capital leases outstanding at December 31, 2017, were as follows (in millions):

(in millions)	Carrying Value	Maturity Value
2018	$4	$4
2019	395	397
2020	1	1
2021	—	—
2022	1	1
2023 and thereafter	2	2
Total	$403	$405

On September 3, 2013, the Company entered into (i) a Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners.  Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and together with the Term Credit Agreements, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A. as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners.  Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”).  Net proceeds from the Term Credit Agreements were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs). The loans  made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  The Second Lien Term Credit Agreement was prepaid and terminated on November 15, 2016.

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

The First Lien Loans bear interest at the rate of LIBOR plus 6.25% per annum, with a LIBOR floor of 1% or Alternate Base Rate (as defined in the First Lien Term Credit Agreement) plus 5.25%.  The Second Lien Loans interest was at the rate of LIBOR plus 9.5% per annum, with a LIBOR floor of 1.25% or Alternate Base Rate (as defined in the Second Lien Term Credit Agreement) plus 8.5%. Under the ABL Credit Agreement, the ABL Loans bore interest at the rate of LIBOR plus 2.75%-3.25% per annum or Base Rate (as defined in the ABL Credit Agreement) plus 1.75%-2.25% per annum, based on Excess Availability (as defined in the ABL Credit Agreement) until the ABL Credit Agreement was amended as discussed below.  Each existing and future direct or indirect U.S. subsidiary of the Company (other than immaterial subsidiaries, unrestricted subsidiaries and certain other subsidiaries) have agreed to provide unconditional guarantees of the obligations of the Company under the Credit Agreements. Subject to certain exceptions, obligations under the First Lien Term Credit Agreement are secured by: (i) a first lien on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral (as defined below), including a first lien on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (collectively the “Term Collateral”) and (ii) a second lien on the ABL Collateral. Obligations under the Asset Based Revolving Credit Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and (ii) a second lien on the Term Collateral.  The aggregate carrying value of the Term Collateral and ABL Collateral as of December 31, 2017 and 2016 was $1,385 million and $1,613 million, respectively.

The Company may voluntarily prepay the First Lien Loan.

As defined in the First Lien Term Credit Agreement, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits.  On October 2, 2017, Kodak prepaid $6 million of principal under the First Lien Term Credit Agreement from proceeds from a royalty payment.  On July 7, 2016, Kodak prepaid $5 million of principal under the First Lien Term Credit Agreement from proceeds received from the sale of a business.  Under the terms of the First Lien Term Credit Agreement, the prepayments were applied first to the installment principal payments of $4 million due over the next twelve months, then ratably to the remaining scheduled payments.  With the prepayments, Kodak does not owe any future scheduled principal payments until the maturity date of the loan.

On an annual basis, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in the First Lien Term Credit Agreement, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in the First Lien Term Credit Agreement) to be less than $100 million or the Secured Leverage ratio is less than 2.25 to 1.00.  For the years ended December 31, 2017, and 2015, ECF was a negative amount.  For 2016, the Secured Leverage Ratio was below 2.25 to 1.00.  Therefore, no prepayments of First Lien term debt have been required.  Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loan.

Under the First Lien Term Credit Agreement, the Company is required to maintain a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the First Lien Term Credit Agreement is tested at the end of each quarter based on the prior four quarters.  The maximum Secured Leverage Ratio permitted under the First Lien Term Credit Agreement declined on June 30, 2015 from 3.75:1 to 3.25:1 and further declined on December 31, 2015 from 3.25:1 to 2.75:1, with no further adjustments for the remainder of the agreement.  As of December 31, 2017, Kodak was in compliance with all covenants under the First Lien Term Credit Agreement.

Subject to Board approval and the terms of the Credit Agreements, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets. Further, under the Amended Credit Agreement, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0. Upon designation of Unrestricted Subsidiaries, the Company will be required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March, the Company has begun the process of designating five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd. This action will allow the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries have sales of approximately $7 million for the year ended December 31, 2017 and assets of $17 million as of December 31, 2017, which represent 0% and 1%, respectively, of Kodak’s consolidated sales for the year ended December 31, 2017 and consolidated assets as of December 31, 2017.  The designation of these subsidiaries as Unrestricted Subsidiaries is expected to increase the amount by which the Company’s EBITDA, as calculated under the Term Credit Agreement and the Amended Credit Agreement, exceeds the amount of EBITDA needed to satisfy the Net Secured Leverage Ratio covenant of 2.75 to 1.0 and the Fixed Charge Coverage Ratio of 1.0 to 1.0, respectively.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the secured leverage ratio covenant; however, future compliance may depend on Kodak undertaking one or more actions, such as the repatriation of cash into the U.S., the management of operating cash outflows, the designation of subsidiaries as Unrestricted Subsidiaries, a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.

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

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $96 million of letters of credit under the Amended Credit Agreement as of both December 31, 2017.  The Company had approximately $20 million of Excess Availability under the Amended Credit Agreement as of December 31, 2017 and 2016.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $15 million, as of December 31, 2017 (which $15 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit..

Under the Amended Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of December 31, 2017 and 2016, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2017, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.  As of December 31, 2017 Kodak was in compliance with all the covenants under the Amended Credit Agreement.

As of December 31, 2017 and 2016, Kodak had funded $6 million and $25 million, respectively, to the Eligible Cash account, held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted cash in the Consolidated Statement of Financial Position.

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

Dividend and Other Rights

On November 14, 2016, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series A Preferred Stock which became effective upon filing.  The Series A Preferred Stock ranks senior to the Company’s common stock (“Common Stock”) with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series A Preferred Stock has a liquidation preference of $100 per share, and the holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  All dividends owed on the Series A Preferred Stock have been declared and paid when due.

Holders of Series A Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as-converted basis, except where a separate class vote is required by law.  Holders of Series A Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

The Purchasers have the right to nominate members to the Company’s board of directors proportional to their ownership on an as converted basis, which initially allows the Purchasers to nominate two members to the board.  If dividends on any Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of Series A Preferred Stock, voting with holders of all other preferred stock of the Company whose voting rights are then exercisable, will be entitled to vote for the election of two additional directors in the next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside.  The nomination right of the Purchasers will be reduced by two nominees at any time the holders of Series A Preferred Stock have the right to elect, or participate in the election of, two additional directors.  Two of the directors on the Company’s current board of directors were nominated by the Purchasers.

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

The initial conversion rate and the corresponding conversion price are subject to customary anti-dilution adjustments as well as an adjustment if the Company is obligated to make a cash payment under the settlement agreement relating to the remediation of historical environmental liabilities at EBP, as discussed in Note 11, “Guarantees”.

The Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price is increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis at fair value as a single derivative.  The Company allocated $43 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the derivative as of December 31, 2017 was an asset of $4 million and is included within Other long-term assets in the accompanying Consolidated Statement of Financial Position. The fair value of the derivative as of December 31, 2016 was a liability of $43 million and is included within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 12, “Financial Instruments” for information on the valuation of the derivative.

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

Pursuant to the Registration Rights Agreement, the Company has filed with the SEC a shelf registration statement on Form S-3 that relates to the resale of the Series A registrable securities and such registration statement has been declared effective by the SEC.  Upon the written demand of the relevant Purchaser(s), the Company will facilitate a “takedown” of Series A registrable securities off of the registration statement but the Purchaser(s) may not, individually or collectively, make more than four demands in the aggregate. Any demand for an underwritten offering of Series A Preferred Stock must have an aggregate market value (based on the most recent closing price of the Common Stock into which the Series A Preferred Stock is convertible at the time of the demand) of at least $75 million.

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

NOTE 10:  COMMITMENTS AND CONTINGENCIES

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

The following table provides asset retirement obligation activity (in millions):

	For the Year Ended December 31,
	2017	2016
Asset Retirement Obligations at start of period	$38	$43
Liabilities incurred in the current period	2	—
Liabilities settled in the current period	(1)	(7)
Accretion expense	1	1
Revision in estimated cash flows	3	1
Asset Retirement Obligations at end of period	$43	$38

Other Commitments and Contingencies

The Company and its subsidiaries have entered into operating leases for various real estate and equipment needs.  Rental expense, net of minor sublease income, amounted to $23 million, $25 million and $30 million in the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had outstanding letters of credit of $96 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $4 million, surety bonds in the amount of $52 million, and restricted cash and deposits of $31 million, primarily to support compliance with the Excess Availability threshold under the ABL Credit Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities.  The restricted cash and deposits are recorded in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2017, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $24 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2017, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $71 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, tort and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Based on information currently available, Kodak does not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 11:  GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $9 million and the outstanding amount for those guarantees is $3 million.

In accordance with the terms of a settlement agreement concerning certain of the Company’s historical environmental liabilities at EBP, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments.  There is no liability recorded related to this guarantee.

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Further, the fair value of any right to indemnification granted during the year ended December 31, 2017 was not material to Kodak’s financial position, results of operations or cash flows.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  Kodak provides repair services and routine maintenance under these arrangements.  Kodak has not separated the extended warranty costs from the routine maintenance service costs, as it is not practicable to do so.  Therefore, these costs have been aggregated in the discussion that follows.  The change in Kodak's deferred revenue balance in relation to these extended warranty and maintenance arrangements, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2015	$27
New extended warranty and maintenance arrangements	172
Recognition of extended warranty and maintenance arrangement revenue	(175)
Deferred revenue on extended warranties as of December 31, 2016	24
New extended warranty and maintenance arrangements	127
Recognition of extended warranty and maintenance arrangement revenue	(128)
Deferred revenue on extended warranties as of December 31, 2017	$23

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2017 and December 31, 2016 amounted to $118 million and $122 million, respectively.

NOTE 12:  FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges, and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at December 31, 2017 and 2016 was approximately $534 million and $340 million, respectively.  The majority of the contracts of this type held by Kodak were denominated in Swiss francs and euros at December 31, 2017 and euros, British pounds and Chinese renminbi at December 31, 2016.  The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2017	2016	2015
Net (loss) gain from derivatives not designated as hedging instruments	$(10)	$(21)	$14

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2017, 2016 or 2015.

Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2017 was not significant to Kodak.

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

As discussed in Note 9, “Redeemable, Convertible, Series A Preferred Stock”, Kodak concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder; the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization. Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability which is reported in Other long-term assets in the Consolidated Statement of Financial Position as of December 31, 2017 and Other long-term liabilities as of December 31, 2016.  The derivative is being accounted for at fair value with changes in fair value being reported in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities.  The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2017 was $7 million. The gross fair value of the foreign currency forward contracts in an asset position as of December 31, 2016 and the gross fair value of foreign currency contracts in a liability position as of December 31, 2017 or 2016 were not material.

The fair value of the Series A Preferred Stock embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The value is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of fair value at December 31, 2017 and 2016:

	Valuation Date
(in millions)	December 31, 2017	December 31, 2016
Total value of embedded derivative (asset) liability	$(4)	$43
Kodak's closing stock price	3.10	15.50
Expected stock price volatility	58.22%	42.85%
Risk free rate	2.08%	1.93%
Yield on the preferred stock	22.31%	11.38%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives. The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability. Unless events occur which would alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time. The Fundamental Change and Reorganization Conversion value exceeded the value of the embedded conversion features derivative liability at December 31, 2017 resulting in the derivative being reported as an asset.

The fair values of long-term borrowings were $348 million and $406 million at December 31, 2017 and 2016, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates,

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2017.

The carrying values of cash and cash equivalents, restricted cash, and short-term borrowings and current portion of long-term debt approximate their fair values.

NOTE 13:  OTHER OPERATING EXPENSE (INCOME), NET

	Year Ended December 31,
(in millions)	2017	2016	2015
Expense (income):
Asset impairments (1) (2) (3) (4) (5)	$24	$25	$—
Prosper asset remeasurement (6)	12	—	—
Gains related to the sales of assets (7)	(8)	(9)	(6)
Legal settlements (8) (9)	—	(16)	—
Deconsolidation of RED (10)	—	15	—
Gain recognized on assets acquired for non-monetary consideration (11)	—	—	(3)
Other	—	1	3
Total	$28	$16	$(6)

(1)	In the fourth quarter of 2017, Kodak recorded an impairment charge of $2 million related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets.”

(2)

In the third quarter of 2017, due to canceling its copper mesh touch screen program, Kodak concluded that the carrying value of property, plant and equipment and intangible assets associated with those operations exceeded their fair value.  Kodak recorded pre-tax impairment charges of $8 million and $12 million, respectively.

(3)

In the first quarter of 2016, due to the exit of its position in silver metal mesh touch screen development, Kodak concluded that the carrying value of property, plant and equipment associated with those operations exceeded their fair value and recorded pre-tax impairment charges of $12 million.

(4)	In the first quarter of 2016, Kodak recorded an impairment charge of $8 million related to silver metal mesh touch screen intangible assets. Refer to Note 5, “Goodwill and Other Intangible Assets.”
(5)	In the first quarter of 2016, Kodak recorded an impairment charge of $5 million related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets.”
(6)

In the first quarter of 2017, Kodak reduced the carrying value of Prosper fixed assets ($8 million) and intangible assets ($4 million) to the amount that would have been recorded had the Prosper assets been continuously classified as held and used.  Refer to Note 25, “Discontinued Operations.”

(7)

On June 30, 2016, Kodak sold certain assets of its brand protection business to eApeiron Solutions Inc. in exchange for cash consideration of approximately $6 million and an equity investment of 19.9%.  Kodak will account for this investment under the equity method of accounting.  Kodak recognized a gain of approximately $7 million on this transaction.

(8)	In the first quarter of 2016, Kodak received $10 million representing net litigation proceeds from DuPont.

(9)	In the third quarter of 2016, Kodak settled a legal contingency and reduced the associated reserve by $6 million.”

(10)	Refer to Note 1, “Summary of Significant Accounting Policies – Basis of Consolidation.”

(11)	Refer to Note 24, “Segment Information”, footnote 8 to the table entitled “Segment Operational EBITDA from Consolidated Loss from Continuing Operations Before Income Taxes.”

NOTE 14:  OTHER (INCOME) CHARGES, NET

	Year Ended December 31,
(in millions)	2017	2016	2015
Change in fair value of embedded conversion features derivative (1)	$(47)	$—	$—
Interest income	(4)	(3)	(1)
Loss on foreign exchange transactions	9	5	17
Other	5	2	5
Total	$(37)	$4	$21

(1)	Refer to Note 12, “Financial Instruments”.

NOTE 15:  INCOME TAXES

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, the implementation of a territorial tax system and the imposition of a tax on deemed repatriated earnings of foreign subsidiaries. Kodak recognized the tax effects of the 2017 Tax Act in the year ended December 31, 2017.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which Kodak believes have the most significant impact on Kodak’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

Kodak measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, Kodak’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $202 million decrease in Kodak’s net deferred tax assets for the year ended December 31, 2017.   This reduction in deferred tax assets was mainly offset by Kodak’s U.S. valuation allowance except for the impact on deferred tax liabilities related to Kodak’s goodwill and tradename, which resulted in a benefit of approximately $7 million.

Transition Tax on Foreign Earnings

Kodak recognized provisional income tax expense of $14 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings which will be offset by the utilization of foreign tax credits. The determination of the transition tax requires further analysis regarding the amount and composition of Kodak’s historical foreign earnings, which is expected to be completed in the second half of 2018.

The 2017 Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. Kodak will be subject to the GILTI and BEAT provisions effective beginning January 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.  Therefore, Kodak has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Kodak has recognized the provisional tax impacts related to deemed repatriated earnings and the re-measurement of deferred tax assets and liabilities to the extent needed and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions Kodak has made, additional regulatory guidance that may be issued, and actions Kodak may take as a result of the 2017 Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The components of (Loss) earnings from continuing operations before income taxes and the related (benefit) provision for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
(Loss) earnings from continuing operations before income taxes:
U.S.	$(84)	$(66)	$(169)
Outside the U.S.	71	117	134
Total	$(13)	$51	$(35)
U.S. income taxes:
Current provision	$1	$2	$1
Deferred (benefit) provision	(31)	6	9
Income taxes outside the U.S.:
Current provision	15	14	22
Deferred (benefit) provision	(94)	11	—
State and other income taxes:
Current benefit	(1)	—	—
Total provision	$(110)	$33	$32

The differences between income taxes computed using the U.S. federal income tax rate and the (benefit) provision for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Amount computed using the statutory rate	$(5)	$18	$(12)
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	2	6	26
Impact of goodwill and intangible impairments	(21)	—	—
Operations outside the U.S.	13	20	28
Legislative tax law and rate changes	150	6	—
Valuation allowance	(259)	(58)	(71)
Tax settlements and adjustments, including interest	(11)	2	2
Discharge of debt and other reorganization related items	39	40	60
Embedded derivative liability conversion	(17)	—	—
Other, net	(1)	(1)	(1)
(Benefit) provision for income taxes	$(110)	$33	$32

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2017	2016
Deferred tax assets
Pension and postretirement obligations	$96	$162
Restructuring programs	1	1
Foreign tax credit	343	335
Inventories	10	10
Investment tax credit	58	71
Employee deferred compensation	25	41
Depreciation	68	63
Research and development costs	80	144
Tax loss carryforwards	307	435
Other deferred revenue	4	11
Other	74	80
Total deferred tax assets	$1,066	$1,353

Deferred tax liabilities
Leasing	$2	$1
Goodwill/intangibles	16	48
Unremitted foreign earnings	20	76
Total deferred tax liabilities	38	125
Net deferred tax assets before valuation allowance	1,028	1,228
Valuation allowance	856	1,209
Net deferred tax assets	$172	$19

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
	2017	2016
Deferred income taxes	$188	$35
Other long-term liabilities	(16)	(16)
Net deferred tax assets	$172	$19

As of December 31, 2017, Kodak had available domestic and foreign NOL carry-forwards for income tax purposes of approximately $1,375 million, of which approximately $542 million have an indefinite carry-forward period.  The remaining $833 million expire between the years 2018 and 2037.  As of December 31, 2017, Kodak had unused foreign tax credits and investment tax credits of $343 million and $58 million, respectively, with various expiration dates through 2032.

Utilization of post-emergence NOL carry-forwards and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in Kodak’s stock by more than 50 percentage points over a three-year testing period.

The 2017 Tax Act includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  The one-time transition tax as of December 31, 2017 resulted in the recognition of a previously recorded deferred tax liability on the undistributed foreign earnings and was fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax benefit.  Kodak had a deferred tax liability (net of related foreign tax credits) of $56 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2016.  Kodak has a deferred tax liability of $20 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2017 and 2016.

Kodak’s valuation allowance as of December 31, 2017 was $856 million.  Of this amount, $159 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $353 million, and $697 million related to Kodak’s net deferred tax assets in the U.S. of $675 million, for which Kodak believes it is not more likely than not that the assets will be realized.

During 2017, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would be realized as a result of increased profits in a location outside the U.S. and accordingly, recorded a benefit of $101 million associated with the release of a valuation allowance on those deferred tax assets.  Additionally, during 2017, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded a provision of $7 million associated with the establishment of a valuation allowance on those deferred tax assets.

Kodak’s valuation allowance as of December 31, 2016 was $1,209 million.  Of this amount, $237 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $312 million, and $972 million related to Kodak’s net deferred tax assets in the U.S. of $916  million, for which Kodak believes it is not more likely than not that the assets will be realized.

The net deferred tax assets in excess of the valuation allowance of approximately $172 million and $19 million as of December 31, 2017 and 2016, respectively, relate primarily to NOL carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows

(in millions):

	Year Ended December 31,
	2017	2016	2015
Balance as of January 1	$84	$85	$92
Tax positions related to the current year:
Additions	7	—	1
Tax positions related to prior years:
Additions	6	1	—
Reductions	(28)	(2)	(7)
Settlements with taxing jurisdictions	(4)	—	—
Lapses in statute of limitations	(4)	—	(1)
Balance as of December 31	$61	$84	$85

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  Kodak had approximately $17 million and $23 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2017 and 2016, respectively.

Kodak had uncertain tax benefits of approximately $29 and $36 million as of December 31, 2017 and 2016, respectively, that, if recognized, would affect the effective income tax rate.  Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position.  Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

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

The 2017 Tax Act corporate tax rate decrease from 35% to 21% resulted in the re-measurement of uncertain tax positions (“UTPs”), reducing a reserve held in the U.S. by approximately $22 million.  Unrecognized tax benefits are presented in the financial statements as a reduction to deferred tax assets for a NOL carryforward, a similar tax loss or a tax credit carryforward.  As a result, the reduction of this UTP has been recorded as a reduction in Kodak’s deferred tax asset and is fully offset by valuation allowance, therefore there is no net tax provision associated with this change.

During 2017, Kodak agreed to terms with a tax authority outside of the U.S. and settled audits for calendar years 2008 through 2012. For these years, Kodak originally recorded liabilities for a UTP totaling $6 million (plus interest of approximately $2 million). The settlement resulted in a reduction in Other current liabilities in the Consolidated Statement of Financial Position and the recognition of a $1 million tax benefit.

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  Kodak has substantially concluded all U.S. federal and state income tax matters for years through 2012 with respective tax authorities.  Kodak is currently under examination by the Internal Revenue Service for years 2013 and 2014.  With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2010 with respective foreign tax jurisdiction authorities.

NOTE 16:  RESTRUCTURING COSTS AND OTHER

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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the three years ended December 31, 2017 were as follows (in millions):

	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Accelerated Depreciation (1)	Total
Balance as of December 31, 2014	$22	$5	$—	$—	$27
Charges	33	4	1	8	46
Utilization/cash payments	(36)	(5)	(1)	(8)	(50)
Other adjustments & reclasses (2)	(12)	—	—	—	(12)
Balance as of December 31, 2015	7	4	—	—	11
Charges	14	1	1	—	16
Utilization/cash payments	(14)	(2)	(1)	—	(17)
Other adjustments & reclasses (3)	(2)	—	—	—	(2)
Balance as of December 31, 2016	5	3	—	—	8
Charges	26	3	9	—	38
Utilization/cash payments	(13)	(2)	(9)	—	(24)
Other adjustments & reclasses (4)	(12)	—	—	—	(12)
Balance as of December 31, 2017	$6	$4	$—	$—	$10

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.
(2)

The $(12) million includes $(9) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities and $(3) million of foreign currency translation adjustments.

(3)	The $(2) million represents severance related charges for pension plan curtailments and special termination benefits, which were reclassified to Pension and other postretirement liabilities.
(4)

The $(12) million includes $(13) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities, and $1 million of foreign currency translation adjustments.

2015 Activity

The $46 million of charges for the year ended December 31, 2015 included $8 million for accelerated depreciation which was reported in Cost of revenues, $38 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2015 severance costs related to the elimination of approximately 600 positions, including approximately 250 manufacturing/service, 250 administrative and 100 research and development positions.  The geographic composition of these positions included approximately 275 in the U.S. and Canada, and 325 throughout the rest of the world.

Severance relating to these initiatives was paid in periods through 2016 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will continue beyond 2017.

2016 Activity

The $16 million of charges for the year ended December 31, 2016 included $1 million for inventory write-downs which was reported in Cost of revenues and $15 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2016 severance costs related to the elimination of approximately 200 positions, including approximately 100 administrative, 75 manufacturing/service, and 25 research and development positions.  The geographic composition of these positions included approximately 75 in the U.S. and Canada, and 125 throughout the rest of the world.

Severance relating to these initiatives was paid in periods through 2017 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will continue beyond 2017.

2017 Activity

Restructuring actions taken in 2017 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions associated with the Prosper business cost reduction, voluntary workforce transition plans in the U.S., an office closure in Switzerland, the cancellation of the copper touch screen program, as well as various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2017 Kodak recorded $38 million of charges, including $7 million for inventory write-downs which was reported in Cost of revenues and $31 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2017 severance costs related to the elimination of approximately 475 positions, including approximately 225 administrative, 150 manufacturing/service, and 100 research and development positions.  The geographic composition of these positions included approximately 325 in the U.S. and Canada, and 150 throughout the rest of the world.

As a result of these initiatives, the majority of severance payments will be completed by the end of the first half of 2018.  However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid throughout 2017 and beyond.

Prosper Business Cost Reduction

On January 12, 2017, Kodak announced an action to streamline costs in its Prosper business.  This action is pursuant to Kodak’s initiative to focus the Prosper business on developing next generation Ultrastream technology with solutions that place writing systems in original equipment manufacturer and hybrid applications and the continued placement of Prosper 6000 presses and components in suitable high volume applications.  The action has been substantially completed as of December 31, 2017.

Under this program for the year ended December 31, 2017, Kodak recorded severance charges of $4 million, long-lived asset impairment charges of $2 million, and inventory write-downs of $6 million.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended December 31, 2017		Year Ended December 31, 2016
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$3,908	$816	$4,099	$800
Service cost	12	3	12	3
Interest cost	115	12	113	14
Benefit payments	(352)	(48)	(395)	(48)
Actuarial loss	170	37	76	61
Special termination benefits	13	—	3	—
Currency adjustments	—	65	—	(14)
Projected benefit obligation at end of period	$3,866	$885	$3,908	$816

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,653	$693	$3,793	$728
Gain on plan assets	503	27	255	19
Employer contributions	—	5	—	4
Benefit payments	(352)	(48)	(395)	(48)
Currency adjustments	—	45	—	(10)
Fair value of plan assets at end of period	$3,804	$722	$3,653	$693

Under Funded Status at end of period	$(62)	$(163)	$(255)	$(123)

Accumulated benefit obligation at end of period	$3,864	$874	$3,907	$806

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$—	$35	$—	$34
Pension and other postretirement liabilities	(62)	(198)	(255)	(157)
Net amount recognized	$(62)	$(163)	$(255)	$(123)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	As of December 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$3,866	$617	$3,908	$541
Accumulated benefit obligation	3,864	606	3,907	532
Fair value of plan assets	3,804	419	3,653	384

Amounts recognized in accumulated other comprehensive (loss) income for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$36	$3	$39	$4
Net actuarial loss	(271)	(110)	(356)	(76)
Total	$(235)	$(107)	$(317)	$(72)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows (in millions):

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established (loss) gain	$90	$(37)	$(83)	$(70)	$(126)	$25
Amortization of:
Prior service credit	(7)	—	(7)	—	(8)	—
Net actuarial loss	—	3	7	—	—	2
Total (loss) income recognized in Other comprehensive income	$83	$(34)	$(83)	$(70)	$(134)	$27

The Company expects to recognize $8 million of prior service credits and $10 million of net actuarial losses as components of net periodic benefit cost over the next year.

Pension income for all defined benefit plans included (in millions):

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$3	$12	$3	$17	$3
Interest cost	115	12	113	14	148	17
Expected return on plan assets	(243)	(27)	(262)	(28)	(272)	(30)
Amortization of:
Prior service credit	(7)	—	(7)	—	(8)	—
Actuarial loss	—	3	7	—	—	2
Pension income before special termination benefits	(123)	(9)	(137)	(11)	(115)	(8)
Special termination benefits	13	—	3	—	9	—
Net pension income for major defined benefit plans	(110)	(9)	(134)	(11)	(106)	(8)
Other plans including unfunded plans	—	—	—	(2)	—	4
Net pension income	$(110)	$(9)	$(134)	$(13)	$(106)	$(4)

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

The special termination benefits of $13 million, $3 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively, were incurred as a result of Kodak's restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.34%	1.90%	3.74%	2.04%	3.89%	2.50%
Salary increase rate	3.50%	2.17%	3.43%	1.99%	3.37%	1.91%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	3.68%	2.66%	3.49%	2.81%	3.50%	2.09%
Effective rate for interest cost	3.06%	1.56%	2.82%	1.90%	3.50%	2.09%
Salary increase rate	3.43%	2.09%	3.37%	1.91%	3.34%	1.95%
Expected long-term rate of return on plan assets	7.00%	4.21%	7.40%	4.65%	7.40%	4.69%

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

The total plan assets attributable to the major U.S. defined benefit plans at December 31, 2017 relate to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  A review of the EROA as of December 31, 2017, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 6.4%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2017.  The annual expected return on plan assets for the major non-U.S. pension plans range from 2.6% to 5.3% based on the plans’ respective asset allocations as of December 31, 2017.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  Foreign currency contracts and swaps are used to partially hedge foreign currency risk.  Additionally, Kodak’s major defined benefit pension plans invest in government bond futures and long duration investment grade bonds to partially hedge the liability risk of the plans.  As of December 31, 2017 and 2016, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2017	2016	2017 Target
Asset Category
Equity securities	10%	16%	7-13%
Debt securities	42%	33%	35-45%
Real estate	2%	3%	0-6%
Cash and cash equivalents	1%	3%	0-6%
Global balanced asset allocation funds	16%	14%	12-18%
Other	29%	31%	27-39%
Total	100%	100%

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2017	2016	2017 Target
Asset Category
Equity securities	3%	4%	0-6%
Debt securities	32%	31%	30-40%
Real estate	1%	1%	0-6%
Cash and cash equivalents	2%	3%	0-6%
Global balanced asset allocation funds	5%	4%	2-8%
Other	57%	57%	55-65%
Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2017 and 2016 are presented in the tables below for Kodak’s major defined benefit plans.  Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.  Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

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

Major U.S. Plans

December 31, 2017

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$30	$30

Equity Securities	60	—	—	322	382

Debt Securities:
Government Bonds	—	—	—	1,179	1,179
Investment Grade Bonds	—	421	—	—	421

Real Estate	—	—	26	68	94

Global Balanced Asset Allocation Funds	—	—	—	597	597

Other:
Absolute Return	—	—	—	489	489
Private Equity	—	—	14	601	615
Derivatives with unrealized losses	(3)	—	—	—	(3)
	$57	$421	$40	$3,286	$3,804

Major U.S. Plans

December 31, 2016

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$1	$—	$—	$106	$107

Equity Securities	—	—	—	582	582

Debt Securities:
Government Bonds	—	—	—	849	849
Investment Grade Bonds	—	373	—	—	373

Real Estate	—	—	32	84	116

Global Balanced Asset Allocation Funds	—	—	—	511	511

Other:
Absolute Return	—	—	—	457	457
Private Equity	—	—	14	645	659
Derivatives with unrealized losses	(1)	—	—	—	(1)
	$—	$373	$46	$3,234	$3,653

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

Major Non-U.S. Plans

December 31, 2017

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$6	$—	$—	$5	$11

Equity Securities	—	—	—	24	24

Debt Securities:
Government Bonds	—	—	—	79	79
Inflation-Linked Bonds	—	—	—	5	5
Investment Grade Bonds	—	62	—	76	138
Global High Yield & Emerging Market Debt	—	—	—	11	11

Real Estate	—	—	—	10	10

Global Balanced Asset Allocation Funds	—	—	—	33	33

Other:
Absolute Return	—	—	—	8	8
Private Equity	—	—	—	43	43
Insurance Contracts	—	358	—	—	358
Derivatives with unrealized gains	1	—	—	—	1
	$7	$420	$—	$294	$721

Major Non-U.S. Plans

December 31, 2016

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$9	$—	$—	$9	$18

Equity Securities	—	—	—	28	28

Debt Securities:
Government Bonds	—	—	—	86	86
Inflation-Linked Bonds	—	—	—	5	5
Investment Grade Bonds	—	59	—	57	116
Global High Yield & Emerging Market Debt	—	—	—	11	11

Real Estate	—	—	—	6	6

Global Balanced Asset Allocation Funds	—	—	—	29	29

Other:
Absolute Return	—	—	—	8	8
Private Equity	—	—	—	56	56
Insurance Contracts	—	333	—	—	333
Derivatives with unrealized gains	(3)	—	—	—	(3)
	$6	$392	$—	$295	$693

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

For Kodak’s major defined benefit pension plans, certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts.  Investments in derivatives are used to obtain desired exposure to a particular asset, index or bond duration and require only a portion of the total exposure to be invested as cash collateral.  In instances where exposures are obtained via derivatives, the majority of the exposure value is available to be invested, and is typically invested, in a diversified portfolio of hedge fund strategies that generate returns in addition to the return generated by the derivatives.  Of the December 31, 2017 investments shown in the major U.S. plans table above, 2% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 31% of the total pension assets represented U.S. government bond exposure, at 18 years target duration, obtained via derivatives and are reported in government bonds.  Of the December 31, 2016 investments shown in the major U.S. plans table above, 10% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 23% of the total pension assets represented U.S. government bond exposure, at 18 years target duration, obtained via derivatives and are reported in government bonds.

Of the December 31, 2017 investments shown in the major Non-U.S. plans table above, 0% and 7% of the total pension assets represented derivative exposures to equity securities and government bonds (at 13 years target duration) and are reported in those respective classes.  Of the December 31, 2016 investments shown in the major Non-U.S. plans table above, 0% and 9% of the total pension assets represented derivative exposures to equity securities and government bonds (at 13 years target duration) and are reported in those respective classes.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans:

	U.S.
(in millions)	Balance at January 1, 2017	Net Realized and Unrealized Gains and (Losses) Relating to Assets Still Held	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2017
Real Estate	$32	$5	$(11)	$26
Private Equity	14	3	(3)	14
Total	$46	$8	$(14)	$40

	U.S.
(in millions)	Balance at January 1, 2016	Net Realized and Unrealized Gains and (Losses) Relating to Assets Still Held	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2016
Real Estate	$34	$7	$(9)	$32
Private Equity	24	(6)	(4)	14
Total	$58	$1	$(13)	$46

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

	U.S.	Non-U.S.
2018	$335	$50
2019	321	50
2020	311	50
2021	299	49
2022	289	49
2023 - 2027	1,290	228

NOTE 18:  OTHER POSTRETIREMENT BENEFITS

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

The measurement date used to determine the net benefit obligation for Kodak's other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
	2017	2016
Net benefit obligation at beginning of period	$74	$78
Interest cost	2	2
Plan participants’ contributions	3	5
Actuarial loss	1	1
Benefit payments	(8)	(10)
Currency adjustments	2	(2)
Net benefit obligation at end of period	$74	$74

Underfunded status at end of period	$(74)	$(74)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
	2017	2016
Other current liabilities	$(5)	$(5)
Pension and other postretirement liabilities	(69)	(69)
	$(74)	$(74)

Amounts recognized in Accumulated other comprehensive loss consist of (in millions):

	As of December 31,
	2017	2016
Net actuarial gain	$(2)	$(5)

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
	2017	2016
Newly established loss	$1	$1
Amortization of:
Net actuarial gain	2	2
Total loss recognized in Other comprehensive (loss) income	$3	$3

Other postretirement benefit cost included:

	Year Ended December 31,
	2017	2016	2015
Components of net postretirement benefit cost:
Service cost	$—	$—	$—
Interest cost	2	2	3
Amortization of:
Actuarial gain	(2)	(2)	—
Other postretirement benefit cost from continuing operations	$—	$—	$3

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	Year Ended December 31,
	2017	2016
Discount rate	3.20%	3.44%
Salary increase rate	2.35%	2.35%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2017	2016	2015
Effective rate for interest cost	2.87%	2.85%	3.49%
Salary increase rate	2.35%	1.80%	2.60%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2017	2016
Healthcare cost trend	5.40%	5.68%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.38%	4.38%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed healthcare cost trend rates effect the amounts reported for the healthcare plans.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	5	(4)

The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2018	$5
2019	5
2020	4
2021	4
2022	4
2023-2027	19

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2017 and 2016 follows (in millions):

	Year Ended December 31,
	2017	2016
Earnings from continuing operations attributable to Eastman Kodak Company	$96	$17
Less: Series A convertible preferred stock cash dividends	(11)	(2)
Less: Series A convertible preferred stock deemed dividends	(8)	(1)
Earnings from continuing operations available to common shareholders - basic and diluted	$77	$14

Net income attributable to Eastman Kodak Company	$94	$15
Less: Series A convertible preferred stock cash dividends	(11)	(2)
Less: Series A convertible preferred stock deemed dividends	(8)	(1)
Net income available to common shareholders - basic and diluted	$75	$12

Weighted-average common shares outstanding - basic	42.5	42.2
Effect of dilutive securities:
Unvested restricted stock units	0.2	0.3
Weighted-average common shares outstanding - diluted	42.7	42.5

The computation of diluted earnings per share for the years ended December 31, 2017 and 2016 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93, (3) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and (4) the assumed conversion of 4.8 million and 2.2 million, respectively, outstanding employee stock options because they would have been anti-dilutive.

As a result of the net loss from continuing operations for the year ended December 31, 2015 Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak had reported earnings from continuing operations for the year ended December 31, 2015, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

Year Ended December 31,
(in millions of shares)	2015
Unvested share-based awards	0.2
Warrants to purchase common shares	0.3
Total	0.5

The computation of diluted earnings per share for the year ended December 31, 2015 also excluded outstanding employee stock options of 1.6 million because the effects would have been anti-dilutive.

NOTE 20:  STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (the “2013 Plan”).  The 2013 Plan is administered by the Executive Compensation Committee of the Board of Directors.

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards.  Stock options are generally non-qualified, are at exercise prices equal to or greater than the closing price of Kodak’s stock on the date of grant and expire seven years after the grant date.  Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Executive Compensation Committee.  Awards are subject to settlement in newly-issued shares of common stock.  Unless sooner terminated by the Executive Compensation Committee, no awards may be granted under the 2013 Plan after the tenth anniversary of the Effective Date.

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

Restricted Stock Units

Restricted stock units are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost related to restricted stock units was $4 million, $5 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted average grant date fair value of restricted stock unit awards granted for the years ended December 31, 2017, 2016 and 2015 was $9.20, $13.85 and $14.86, respectively.  The total fair value of restricted stock units that vested was $7 million for the years ended December 31, 2017 and 2016 and $5 million for the year ended December 31, 2015.  As of December 31, 2017, there was $2 million of unrecognized compensation cost related to restricted stock units.  The cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2017:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2016	651,544	$16.57
Granted	222,853	9.20
Vested	399,527	17.56
Forfeited	6,189	17.26
Outstanding on December 31, 2017	468,681	12.21

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2017:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding on December 31, 2016	2,214,459	$17.10
Granted	2,605,051	11.93
Forfeited	11,655	16.80
Outstanding on December 31, 2017	4,807,855	14.30	5.75	-
Exercisable on December 31, 2017	1,400,690	18.73	4.31	-
Expected to vest December 31, 2017	3,407,165	12.48	6.28	-

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year.  The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options.

There was no intrinsic value of options outstanding, exercisable or expected to vest due to the fact that the market price of the Company’s common stock as of December 31, 2017 was below the weighted average exercise price of options. There were no options exercised in 2017.

The weighted average grant date fair value of options granted for the years ended December 31, 2017, 2016 and 2015 was $2.26, $5.56 and $5.94, respectively.  The total fair value of options that vested during the year ended December 31, 2017, 2016 and 2015 was $4 million, $3 million and $2 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2017, 2016 and 2015 was $5 million, $4 million and $4 million, respectively.

As of December 31, 2017, there was $6 million of unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 1.7 years.

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

The following inputs were used for the valuation of option grants issued in each year:

	Year Ended December 31,
	2017	2016	2015
Weighted-average fair value of options granted	$2.26	$5.56	$5.94
Weighted-average risk-free interest rate	1.77%	1.32%	1.46%
Range of risk-free interest rates	1.64% - 2.11%	0.93% - 1.96%	1.26% - 1.60%
Weighted-average expected option lives	4.5 years	4.6 years	4.5 years
Expected option lives	4.5 years	4.5 - 4.9 years	4.5 years
Weighted-average volatility	46%	47%	46%
Range of expected volatilities	46% - 49%	44% - 51%	40% - 49%
Weighted-average expected dividend yield	0.0%	0.0%	0.0%

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

NOTE 21: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2017 there were 42.6 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.  As of December 31, 2016 there were 42.4 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.

Net Share Settled Warrants

Upon emergence from bankruptcy in September 2013, the Company issued to the holders of general unsecured claims and the retiree settlement unsecured claim net-share settled warrants to purchase: (i) 2.1 million shares of common stock at an exercise price of $14.93 and (ii) 2.1 million shares of common stock at an exercise price of $16.12. The warrants are classified as equity instruments and reported within Additional paid in capital in the Consolidated Statement of Financial Position at their fair value at emergence ($24 million).  As of December 31, 2017, there were warrants outstanding to purchase 3.6 million shares of common stock.  The warrants terminate at the close of business on September 3, 2018.

Treasury Stock

During the years ended December 31, 2017 and 2016, the Company repurchased shares of common stock for approximately $1 million and $3 million, respectively, to satisfy tax withholding obligations in connection with the issuance of stock to employees under the 2013 Plan. Treasury stock consisted of approximately 0.6 million shares and 0.5 million shares at December 31, 2017 and 2016, respectively.

Backstop Registration Rights Agreement

Upon emergence from bankruptcy on September 3, 2013 (“Effective Date”), the Company and GSO Capital Partners LP, on behalf of various managed funds, BlueMountain Capital Management, LLC, on behalf of various managed funds, George Karfunkel, United Equities Commodities Company, Momar Corporation and Contrarian Capital Management, LLC, on behalf of Contrarian Funds, LLC (collectively, the “Backstop Parties”) executed a registration rights agreement (the “Backstop Registration Rights Agreement”). The Backstop Registration Rights Agreement, among other rights, provides the Backstop Parties with certain registration rights with respect to common stock offered to the Backstop Parties (and other eligible creditors) as part of a rights offering (the “Backstop registrable securities”).  A portion of the shares issued in the rights offerings are restricted securities for purposes of Rule 144 under the Securities Act of 1933 and may not be offered, sold or otherwise transferred absent registration under the Securities Act of 1933 or an applicable exemption from registration requirements.

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

NOTE 22:  OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

		Year Ended December 31,
(in millions)		2017	2016	2015
Currency translation adjustments		$11	$(29)	$(35)

Reclassification adjustment for (gains) losses included in Other charges, net, before tax		—	(2)	2
Reclassification adjustment for (gains) losses included in Other charges, net, net of tax		—	(2)	2

Pension and other postretirement benefit plan changes
Newly established prior service credit			—	4
Newly established net actuarial gain (loss)		35	(148)	(88)
Tax benefit (provision)		11	14	(5)
Newly established prior service credit and net actuarial loss, net of tax		46	(134)	(89)
Reclassification adjustments:
Amortization of prior service credit	(a)	(8)	(7)	(8)
Amortization of actuarial (gains) losses	(a)	(3)	1	(2)
Recognition of (gains) losses due to settlements and curtailments	(a)	—	(1)	1
Total reclassification adjustments		(11)	(7)	(9)
Tax provision		1	1	—
Reclassification adjustments, net of tax		(10)	(6)	(9)
Pension and other postretirement benefit plan changes, net of tax		36	(140)	(98)
Other comprehensive income (loss)		$47	$(171)	$(131)

(a)	Reclassified to Pension (income) expense - refer to Note 17, "Retirement Plans" and Note 18, "Other Postretirement Benefits" for additional information.

NOTE 23:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of December 31,
(in millions)	2017	2016
Currency translation adjustments	$(85)	$(96)
Pension and other postretirement benefit plan changes	(306)	(342)
Ending balance	$(391)	$(438)

NOTE 24:  SEGMENT INFORMATION

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

All Other: All Other was primarily composed of the RED utilities variable interest entity until deconsolidation in December 2016, (refer to Note 1 “Summary of Significant Accounting Policies – Basis of Consolidation”).

Segment financial information is shown below. Asset information by segment is not disclosed as this information is not separately identified and reported to the Chief Operating Decision Maker.

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2017	2016	2015
(in millions)
Print Systems	$942	$1,018	$1,107
Enterprise Inkjet Systems	144	166	165
Flexographic Packaging	145	132	127
Software and Solutions	85	90	120
Consumer and Film	198	221	269
Advanced Materials and 3D Printing Technology	1	1	2
Eastman Business Park	16	15	13
Consolidated total	$1,531	$1,643	$1,803

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

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2017	2016	2015
Print Systems	$58	$106	$99
Enterprise Inkjet Systems	5	(16)	(27)
Flexographic Packaging	31	24	24
Software and Solutions	1	1	10
Consumer and Film	(16)	16	52
Advanced Materials and 3D Printing Technology	(26)	(26)	(35)
Eastman Business Park	4	2	2
Total of reportable segments	57	107	125
All Other (1)	—	3	5
Corporate components of pension and OPEB income (2)	144	161	133
Depreciation and amortization	(80)	(105)	(145)
Restructuring costs and other	(38)	(16)	(38)
Stock-based compensation	(9)	(8)	(18)
Consulting and other costs (3)	(5)	(7)	(14)
Idle costs (5)	(3)	(3)	(3)
Change in U.S. vacation benefits (4)	—	—	17
Manufacturing costs originally planned to be absorbed by silver halide touch screen production (6)	—	(3)	(2)
Costs previously allocated to discontinued operations (7)	—	—	(1)
Other operating (expense) income, net excluding gain related to Unipixel termination (8)	(28)	(16)	3
Goodwill impairment loss (9)	(56)	—	(8)
Interest expense (9)	(32)	(60)	(63)
Loss on early extinguishment of debt, net (9)	—	(4)	—
Other income (charges), net (9)	37	(4)	(21)
Reorganization items, net (9)	—	6	(5)
Consolidated (loss) earnings from continuing operations before income taxes	$(13)	$51	$(35)

(1)	RED utilities variable interest entity which was deconsolidated as of December 31, 2016 (interest and depreciation of RED are included in the respective lines below).
(2)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.
(3)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(4)

In the fourth quarter of 2015, Kodak changed the timing of when affected U.S. employees earn their vacation benefits, which reduced Kodak’s obligation to employees and the related accrual by $17 million as of December 31, 2015.   The reduction in the accrual impacted gross profit by approximately $9 million, SG&A by approximately $5 million and R&D by approximately $3 million.

(5)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(6)	Consists of manufacturing costs originally planned to be absorbed by silver metal mesh touch screen production that are now excluded from the measure of segment profit and loss.

(7)

Includes indirect costs originally associated with businesses that are now included in discontinued operations. When the businesses met the criteria to be reported as discontinued operations, the allocated indirect costs were removed and recorded in continuing operations.

(8)

In 2015 a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel.  The gain was reported in Other operating expense (income), net in the Consolidated Statement of Operations.  Other operating expense (income), net is typically excluded from the segment measure.  However, this particular gain was included in the Advanced Materials and 3D Printing Technology segment’s earnings in 2015.

(9)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $8 million in both 2016 and 2015, primarily driven by changes in discount rates.  The reduction in reserves impacted gross profit by approximately $4 million, SG&A by approximately $3 million and R&D by approximately $1 million in both years.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2017	2016	2015
Print Systems	$8	$9	$9
Enterprise Inkjet Systems	3	1	4
Flexographic Packaging Division	1	1	1
Software & Solutions	1	2	2
Consumer & Film	1	—	1
Advanced Materials and 3D Printing	4	6	8
Consolidated total	$18	$19	$25

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2017	2016	2015
Print Systems	$36	$36	$39
Enterprise Inkjet Systems	8	5	11
Flexographic Packaging Division	3	3	3
Software & Solutions	1	2	2
Consumer & Film	7	15	30
Advanced Materials and 3D Printing	4	5	5
Eastman Business Park	3	4	6
Sub-total	62	70	96
Other	—	16	16
Restructuring-related depreciation	—	—	8
Consolidated total	$62	$86	$120

Geographic Information

(in millions)	Year Ended December 31,
Net sales to external customers attributed to (1):	2017	2016	2015
The United States	$504	$559	$627
Europe, Middle East and Africa	527	555	597
Asia Pacific	369	397	402
Canada and Latin America	131	132	177
Non U.S. countries total	1,027	1,084	1,176
Consolidated total	$1,531	$1,643	$1,803

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2017, 2016 and 2015.

(in millions)	Year Ended December 31,
Long-lived assets (1) located in:	2017	2016	2015
The United States (2)	$126	$143	$217
Europe, Middle East and Africa	51	55	55
Asia Pacific	53	57	76
Canada and Latin America	84	87	78
Non U.S. countries total (3)	188	199	209
Consolidated total	$314	$342	$426

(1)	Long-lived assets are comprised of property, plant and equipment, net.

(2)

The decrease in property, plant and equipment, net in the United States in 2016 was primarily due to the deconsolidation of RED, which had $52 million in property, plant and equipment, net as of December 31, 2015.

(3)

Of the total non U.S. property, plant and equipment in 2017, $71 million are located in Brazil and $38 million are located in China. Of the total non U.S. property, plant and equipment in 2016, $75 million are located in Brazil and $43 million are located in China. Of the total non U.S. property, plant and equipment in 2015, $64 million are located in Brazil and $60 million are located in China.

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

KODAK PROSPER Enterprise Inkjet Business

The results of the Prosper business were previously presented as discontinued operations. However, the held for sale criteria were no longer met as of March 31, 2017.  The assets and liabilities of the Prosper business, previously presented as held for sale, have been reclassified to held and used in the Consolidated Statement of Financial Position as of December 31, 2016, and the results of the Prosper business have been reclassified from discontinued operations to continuing operations for all periods presented. The Prosper business’ assets and liabilities as of March 31, 2017 were measured at the carrying amount before the assets were classified as held for sale, reduced by $12 million representing the depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use. The $12 million reduction to the carrying value of the Prosper assets was reported in Other operating expense (income), net in the first quarter of 2017.

The reclassification of the results of the Prosper Business to continuing operations had the following impacts on the Consolidated Statement of Operations:

	Year Ended December 31,
(in millions)	2017	2016	2015
Revenues	$—	$94	$89

Cost of sales	—	75	86
Selling, general and administrative expenses	—	26	22
Research and development expenses	—	20	17
Restructuring costs and other	12	-	1
Earnings (loss) from continuing operations before income taxes	(12)	(27)	(37)
Provision for income taxes	—	(1)	(2)
Earnings (loss) from continuing operations	$(12)	$(28)	$(39)

Personalized Imaging and Document Imaging Businesses

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the PI/DI Business to the trustee of the U. K. pension plan (and/or its subsidiaries, collectively the “KPP Purchasing Parties”) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for 2016 or 2015.  As a result, $7 million and $4 million of the purchase price, representing the maximum amount that could be owed for 2016 and 2015, respectively, was paid in 2017 and 2016, respectively.  Certain assets and liabilities of the PI/DI Business in certain jurisdictions were not transferred at the initial closing on September 3, 2013, but were transferred at a series of deferred closings.  The final deferred closing occurred in September 2015. Kodak operated the PI/DI Business related to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurred, and delivered to (or received from) a KPP subsidiary at each deferred closing a true-up payment that reflected the actual economic benefit (or detriment) to the PI/DI Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing.  Up to the time of the deferred closing, the results of the operations of the PI/DI Business were being reported as Loss from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

On March 17, 2014, the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March 2014 and the remainder was paid in March 2015) in lieu of working capital adjustments.

The significant components of revenues and (loss) earnings from discontinued operations, net of income taxes are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Revenues from Personalized Imaging and Document Imaging	$—	$—	$1

Pre-tax (loss) earnings from Personalized Imaging and Document Imaging	$—	$(2)	$(5)
Provision for income taxes related to discontinued operations	—	—	(3)
(Loss) earnings from discontinued operations, net of income taxes	$—	$(2)	$(8)

Direct operating expenses of the discontinued operations are included in the results of discontinued operations. Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations. Prior period results have been reclassified to conform to the current period presentation.

QUARTERLY SALES AND EARNINGS DATA (UNAUDITED)

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.
2017
Net revenues from continuing operations	$414		$379		$381		$357
Gross profit from continuing operations	94		87		91		83
Earnings (loss) from continuing operations	128	(6)	(46)	(5)	7	(4)	7	(3)
Income (loss) from discontinued operations (7)	1		—		(3)		—
Net earnings (loss) attributable to Eastman Kodak Company	129		(46)		4		7
Basic net earnings (loss) per share attributable to Eastman Kodak Company (8)
Continuing operations	$2.89		$(1.20)		$0.05		$0.05
Discontinued operations	0.02		—		(0.07)		—
Total	$2.91		$(1.20)		$(0.02)		$0.05
Diluted net earnings (loss) per share attributable to Eastman Kodak Company (8)
Continuing operations	$2.88		$(1.20)		$0.05		$0.05
Discontinued operations	0.02		—		(0.07)		—
Total	$2.90		$(1.20)		$(0.02)		$0.05

(in millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
2016
Net revenues from continuing operations	$432		$411	$423	$377
Gross profit from continuing operations	115		93	107	88
Earnings (loss) from continuing operations	11	(2)	12	9	(14)	(1)
Loss from discontinued operations (7)	—		—	(1)	(1)
Net earnings (loss) attributable to Eastman Kodak Company	10		16	7	(18)
Basic net earnings (loss) per share attributable to Eastman Kodak Company (8)
Continuing operations	$0.17		$0.38	$0.19	$(0.41)
Discontinued operations	—		—	(0.02)	(0.02)
Total	$0.17		$0.38	$0.17	$(0.43)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company (8)
Continuing operations	$0.16		$0.37	$0.18	$(0.41)
Discontinued operations	—		—	(0.02)	(0.02)
Total	$0.16		$0.37	$0.16	$(0.43)

(1)

Includes an impairment charge of $20 million due to Kodak’s exit of its position in silver metal mesh touch screen development and $10 million in income representing net litigation proceeds.  Refer to Note 13, “Other Operating Expense (Income), net in the Notes to Financial Statements.

(2)	Includes $15 million from the deconsolidation of RED. Refer to Note 1, “Summary of Significant Accounting Policies – Basis of Consolidation” in the Notes to Financial Statements.
(3)

Includes $22 million of income from the revaluation of the embedded conversion features derivative and $12 million of expense from the reduction in the carrying value of Prosper assets, Refer to Note 12, “Financial Instruments and Note 25, “Discontinued Operations”.

(4)	Includes $14 million of income from the revaluation of the embedded conversion features derivative, Refer to Note 12, “Financial Instruments.
(5)

Includes a goodwill impairment charge of $56 million and the associated tax benefit of $18 million and an impairment charge of $12 million due to the cancellation of the copper metal mesh touch screen program partially offset by $7 million of income from the revaluation of embedded conversion features derivative.  Refer to Note 13, “Other Operating Expense (Income), net” and Note 12, “Financial Instruments” in the Notes to Financial Statements.

(6)	Includes the tax benefit of $101 million associated with the release of a deferred tax valuation allowance in a location outside the U.S.
(7)	Refer to Note 25, “Discontinued Operations”, in the Notes to Financial Statements for a discussion regarding discontinued operations
(8)

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013).  Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, Kodak’s independent registered public accounting firm, as stated in their report, refer to Item 8. Financial Statement and Supplementary Data.

Changes in Internal Control over Financial Reporting

There was no change identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2018 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2017.  The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant".  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.  "Securities Authorized for Issuance Under Equity Compensation Plans" is shown below:

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2017, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	5,266,478	$14.30	—

(1)

The Company's equity compensation plan not approved by security holders is the 2013 Omnibus Incentive Plan which was approved by the Bankruptcy Court pursuant to the Plan of Reorganization, the material terms of which were summarized in the Company’s Current Report on Form 8-K filed on September 10, 2013, and a copy of which was filed with the Quarterly Report on Form 10-Q for the period ending September 30, 2013 and is incorporated herein by reference.

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

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS

Page
(a) 1. Consolidated financial statements:
Report of independent registered public accounting firm	52
Consolidated statement of operations	53
Consolidated statement of comprehensive loss	54
Consolidated statement of financial position	55
Consolidated statement of equity (deficit)	56
Consolidated statement of cash flows	58
Notes to financial statements	60

2. Financial statement schedule:
II - Valuation and qualifying accounts	107

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Supplemental data:
Quarterly sales and earnings data (unaudited)	104
ITEM 16. FORM 10-K SUMMARY None.

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2017
Reserve for doubtful accounts	$8	5	4	$9
Deferred tax valuation allowance	$1,209	140	493	$856

Year ended December 31, 2016
Reserve for doubtful accounts	$10	4	6	$8
Deferred tax valuation allowance	$1,201	176	168	$1,209

Year ended December 31, 2015
Reserve for doubtful accounts	$11	4	5	$10
Deferred tax valuation allowance	$1,127	182	108	$1,201

Eastman Kodak Company

Index to Exhibits

Exhibit Number

(3.1)

Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed November 16, 2016).

(3.3)	Fourth Amended and Restated By-Laws of Eastman Kodak Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form8-K as filed on May 25, 2017).

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

(4.4)

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

*(10.5)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Modified Accelerated Vesting).(Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed on March 7, 2017).

*(10.6)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Continued Vesting). (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed on March 7, 2017).

*(10.7)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Forfeiture upon Termination). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed on August 9, 2017).

*(10.8)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Stock Unit Award Agreement (One Year Vesting). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed on August 9, 2017).

*(10.9)

Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.10)

Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on March 15, 2016).

*(10.11)

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

*(10.13)

Eastman Kodak Company Administrative Guide for the 2017 Performance Period under the Executive Compensation for Excellence and Leadership Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as filed on May 9, 2017).

*(10.14)

Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 10, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.15)

Amendment to Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 14, 2016. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.16)

Amended and Restated Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, effective as of March 12, 2017.(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as filed on May 9, 2017).

*(10.17)

Eastman Kodak Company 2013 Omnibus Incentive Plan Award Agreement for Jeffrey J. Clarke, dated March 12, 2014. (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed on March 7, 2017).

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

*(10.23)

Separation and General Release Agreement between Eastman Kodak Sàrl and Philip Cullimore, dated April 24, 2017. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed on August 9, 2017).

*(10.24)

Employment Agreement between Eastman Kodak Company and Eric Mahe, dated April 23, 2014. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.25)

Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016.(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.26)	Employment Agreement between Eastman Kodak Company and Sharon Underberg, dated December 17, 2014, filed herewith.

(10.27)

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

# (10.28)

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

# (10.29)

Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

# (10.30)

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

# (10.31)

Amended and Restated Security Agreement, dated May 26, 2016, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

(10.32)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

(10.33)

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

(10.34)

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

(10.35)

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
March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ Jeffrey J. Clarke	Chief Executive Officer and Director
	Jeffrey J. Clarke	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Eric H. Samuels	Chief Accounting Officer and Corporate Controller
	Eric H. Samuels	(Principal Accounting Officer)

By:	/s/ Richard Todd Bradley	Director
Richard Todd Bradley

By:	/s/ Mark S. Burgess	Director
Mark S. Burgess

By:	/s/ James V. Continenza	Chairman
James V. Continenza

By:	/s/ Matthew A. Doheny	Director
Matthew A. Doheny

By:	/s/ Jeffrey D. Engelberg	Director
Jeffrey D. Engelberg

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Jason New	Director
Jason New

By:	/s/ William G. Parrett	Director
William G. Parrett

Date: March 15, 2018