Form 10-Q
period 2018-03-31
EASTMAN KODAK CO
filed 2018-05-10
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, the registrant had 42,654,527 shares of common stock, $0.01 par value per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2018

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Revenues
Sales	$285	$283
Services	72	74
Total revenues	357	357
Cost of revenues
Sales	252	241
Services	51	54
Total cost of revenues	303	295
Gross profit	54	62
Selling, general and administrative expenses	63	65
Research and development costs	15	20
Restructuring costs and other	2	7
Other operating expense, net	—	10
Loss from continuing operations before interest expense, other charges (income), net and income taxes	(26)	(40)
Interest expense	8	8
Pension income excluding service cost component	(32)	(38)
Other charges (income), net	16	(20)
(Loss) earnings from continuing operations before income taxes	(18)	10
Provision for income taxes	7	3
Net (loss) earnings	(25)	7
Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.70)	$0.05
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.70)	$0.05
Number of common shares used in basic and diluted net (loss) earnings per share
Basic	42.6	42.4
Diluted	42.6	42.7

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended
	March 31,
(in millions)	2018	2017
NET (LOSS) INCOME	$(25)	$7
Other comprehensive income, net of tax:
Currency translation adjustments	13	14
Pension and other postretirement benefit plan obligation activity, net of tax	—	(3)
Other comprehensive income, net of tax attributable to Eastman Kodak Company	13	11
COMPREHENSIVE (LOSS) INCOME, NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(12)	$18

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2018	2017
ASSETS
Cash and cash equivalents	$313	$344
Trade receivables, net of allowances of $9 in each period	256	282
Inventories, net	305	276
Other current assets	62	56
Total current assets	936	958
Property, plant and equipment, net of accumulated depreciation of $411 and $394, respectively	311	314
Goodwill	32	32
Intangible assets, net	83	86
Restricted cash	12	17
Deferred income taxes	186	188
Other long-term assets	112	112
TOTAL ASSETS	$1,672	$1,707

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$191	$198
Short-term borrowings and current portion of long-term debt	4	4
Other current liabilities	224	217
Total current liabilities	419	419
Long-term debt, net of current portion	399	399
Pension and other postretirement liabilities	449	466
Other long-term liabilities	207	202
Total Liabilities	1,474	1,486

Commitments and Contingencies (Note 7)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	166	164

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	628	631
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(209)	(174)
Accumulated other comprehensive loss	(378)	(391)
Total shareholders’ equity	32	57
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,672	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ending
	March 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(25)	$7
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	19	19
Pension income	(28)	(32)
Change in fair value of embedded conversion features derivative liability	14	(22)
Prosper asset remeasurement	—	12
Non-cash restructuring costs and asset impairments	—	8
Net gain on sales of assets/businesses	(1)	(2)
Stock based compensation	2	2
Provision for deferred income taxes	2	1
Decrease in trade receivables	30	33
Increase in inventories	(27)	(40)
Decrease in trade payables	(6)	(24)
Decrease in liabilities excluding borrowings and trade payables	(9)	(20)
Other items, net	2	5
Total adjustments	(2)	(60)
Net cash used in operating activities	(27)	(53)
Cash flows from investing activities:
Additions to properties	(10)	(7)
Proceeds from sales of assets/businesses, net	—	2
Proceeds from sales of marketable securities	—	1
Net cash used in investing activities	(10)	(4)
Cash flows from financing activities:
Repayment of capital leases	(1)	(1)
Preferred stock dividend payments	(3)	(2)
Net cash used in financing activities	(4)	(3)
Effect of exchange rate changes on cash	5	4
Net decrease in cash, cash equivalents and restricted cash	(36)	(56)
Cash, cash equivalents and restricted cash, beginning of period	369	478
Cash, cash equivalents and restricted cash, end of period	$333	$422

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirements Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires entities to report the service cost component in the same line item(s) as other compensation costs arising from services rendered during the period and to report all other components of net benefit costs outside a subtotal of income from operations. In addition, the ASU allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak). Kodak adopted ASU 2017-07 effective January 1, 2018, retrospectively for the presentation of the service cost and other cost components and prospectively for the application of the capitalization eligibility. The components of net benefit cost are shown in Note 14, “Retirement Plans and Other Postretirement Benefits”. The guidance impacted presentation in Kodak’s consolidated financial statements and the capitalization of costs to inventory. The presentation of the service cost component was consistent with the requirements of the new standard. The other components (which were presented within Cost of revenues, Selling and general administrative expenses and Research and development costs) are being presented separately on the face of the Consolidated Statement of Operations. The segment measure of profit and loss previously included only the service cost and amortization of prior service credits components of net periodic pension and postretirement benefit costs (refer to Note 20, “Segment Information”). Effective January 1, 2018, the segment measure of profit and loss only includes the service cost component of net periodic pension and postretirement benefit costs and prior periods have been reclassified to conform to this presentation.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 defines in-substance nonfinancial assets, provides guidance with respect to accounting for partial sales of nonfinancial assets and conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (Topic 606 as described below). ASU 2017-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application. Kodak adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective adoption approach.  The application of this standard did not have a significant impact on Kodak’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the ASU all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance is effective for Kodak beginning January 1, 2018, including interim periods within those fiscal years. Kodak adopted ASU 2016-01 effective January 1, 2018.  The adoption of this guidance did not have a material impact on Kodak’s consolidated financial statements.

[7]

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application recognized at the date of initial application. Kodak adopted the provisions of the new standard effective January 1, 2018 using the modified retrospective method which allows companies to record a one-time adjustment to opening retained earnings for the cumulative effect the standard will have on open contracts at the time of adoption. Kodak derives revenue from various brand licensing arrangements, which may include upfront payments and/or sales based royalties subject to minimum annual guaranteed amounts. Kodak recorded a cumulative effect adjustment of approximately $10 million as a decrease to the opening balance of retained earnings related to these arrangements. With the exception of brand license revenue, Kodak did not identify any changes in the timing of revenue recognition that resulted in a material transition adjustment.

The cumulative effect of the changes made to the Consolidated Statement of Financial Position for January 1, 2018 for the adoption of ASU 2014-09 were as follows.  The net reduction in opening retained earnings primarily reflected the impact related to brand licensing revenues.

(in millions)	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Liabilities
Other current liabilities	$217	$2	$219
Other long-term liabilities	202	8	210

Deficit
Accumulated Deficit	(174)	(10)	(184)

The impact of the adoption on the Consolidated Statement of Operations and Consolidated Statement of Financial Position were as follows:

	Three Months Ended March 31, 2018
(in millions)	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Revenues
Sales	$285	$284	$1
Services	72	72	—
Total revenues	357	356	1

Net income	$(25)	$(26)	$1

	March 31, 2018
(in millions)	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Liabilities
Other current liabilities	$224	$222	$2
Other long-term liabilities	207	200	7

Deficit
Accumulated Deficit	(209)	(200)	(9)

[8]

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The ASU addresses certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). The ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act (or portion thereof) is recorded and requires additional disclosures. The ASU is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for Kodak) and interim periods within those fiscal years. Early adoption is permitted and may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized. Kodak is currently evaluating the impact of this ASU.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Early adoption is permitted. Kodak plans to adopt the new standard on the effective date and is currently evaluating the impact of this ASU on its financial statements.  Kodak anticipates that the adoption of the amended lease guidance will materially affect its Consolidated Statement of Financial Position and will require certain changes to its systems and processes.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2018	2017
Cash and cash equivalents	$313	$344
Restricted cash included in Other current assets	8	8
Long-term restricted cash	12	17
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$333	$369

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash includes $6 million of security posted related to Brazilian legal contingencies and also includes $0 million and $6 million as of March 31, 2018 and December 31, 2017, respectively, supporting compliance with the Excess Availability threshold under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2018	2017
Finished goods	$170	$159
Work in process	64	57
Raw materials	71	60
Total	$305	$276

[9]

NOTE 4: OTHER CURRENT LIABILITIES

	March 31,	December 31,
(in millions)	2018	2017
Employee related liabilities	$50	$47
Deferred revenue	32	30
Deferred consideration on disposed businesses	24	10
Customer rebates	23	29
Workers compensation	10	10
Restructuring liabilities	8	10
Other	77	81
Total	$224	$217

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

NOTE 5: OTHER LONG-TERM LIABILITIES

	March 31,	December 31,
(in millions)	2018	2017
Workers compensation	$96	$96
Asset retirement obligations	46	43
Deferred taxes	16	16
Deferred consideration on disposed businesses	—	14
Environmental liabilities	12	12
Embedded conversion features derivative liability (1)	9	—
Other	28	21
Total	$207	$202

(1)	Refer to Note 21, “Financial Instruments”

[10]

NOTE 6:  DEBT AND CAPITAL LEASES

Debt and capital leases and related maturities and interest rates were as follows at March 31, 2018 and December 31, 2017 (in millions):

(in millions)				March 31, 2018	December 31, 2017
	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Capital leases	Various	Various	3	3
	Other debt	Various	Various	1	1
				4	4
Non-current portion:
	Term note	2019	7.34%	393	393
	Capital leases	Various	Various	4	4
	Other debt	Various	Various	2	2
				399	399
				$403	$403

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

As defined in the First Lien Term Credit Agreement, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits.  During 2016 and 2017, Kodak prepaid $11 million of principal under the First Lien Term Credit Agreement.  Under the terms of the First Lien Term Credit Agreement, the prepayments were applied first to the installment principal

[11]

payments of $4 million due over the next twelve months, then ratably to the remaining scheduled payments.  With the prepayments, Kodak does not owe any future scheduled principal payments until the maturity date of the loan.

On an annual basis, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in the First Lien Term Credit Agreement, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in the First Lien Term Credit Agreement) to be less than $100 million or the Secured Leverage ratio is less than 2.25 to 1.00.  For the year ended December 31, 2017 ECF was a negative amount.   Therefore, no prepayment of First Lien term debt was required.  Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loan.

Under the First Lien Term Credit Agreement, the Company is required to maintain a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the First Lien Term Credit Agreement is tested at the end of each quarter based on the prior four quarters.  The maximum Secured Leverage Ratio permitted under the First Lien Term Credit Agreement is  2.75:1.  As of March 31, 2018 and December 31, 2017, Kodak was in compliance with all covenants under the First Lien Term Credit Agreement.

Under the terms of the Credit Agreements, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets.  Further, under the Amended Credit Agreement, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0.  Upon designation of Unrestricted Subsidiaries, the Company will be required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $2 million for the quarter ended March 31, 2018 and assets of $23 million as of March 31, 2018, which represent 0% and 1%, respectively, of Kodak’s consolidated sales for the quarter ended March 31, 2018 and consolidated assets as of March 31, 2018. Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the Credit Agreements; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as the repatriation of cash into the U.S., the management of operating cash outflows, the designation of additional subsidiaries as Unrestricted Subsidiaries, a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreement to be immediately due and payable.  There is no assurance Kodak will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Credit Agreements or to refinance, or otherwise pay, the First Lien Loans on or before the maturity date of September 3, 2019 or the obligations under the ABL Credit Agreement on June 6, 2019 if the First Lien Loans are not refinanced or paid on or before such date.

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

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $79 million and $96 million of letters of credit under the Amended Credit Agreement as of March 31, 2018 and December 31, 2017, respectively.  The Company had approximately $36 million and $20 million of Excess

[12]

Availability under the Amended Credit Agreement as of March 31, 2018 and December 31, 2017, respectively.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $14 million, as of March 31, 2018 (which $14 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.

Under the Amended Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of March 31, 2018 and December 31, 2017, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at March 31, 2018 and December 31, 2017, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.  As of March 31, 2018 and December 31, 2017, Kodak was in compliance with all the covenants under the Amended Credit Agreement.

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, the Company had outstanding letters of credit of $79 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $4 million, surety bonds in the amount of $53 million, and restricted cash and deposits of $26 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2018, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $24 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of March 31, 2018, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $71 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 8: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $7 million and the outstanding amount for those guarantees is $3 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

[13]

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2017 to March 31, 2018, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2017	$23
New extended warranty and maintenance arrangements in 2018	28
Recognition of extended warranty and maintenance arrangement revenue in 2018	(29)
Deferred revenue on extended warranties as of March 31, 2018	$22

NOTE 9:  REVENUE

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

Revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration Kodak expects to be entitled to in exchange for those goods or services.

For product sales (such as plates, film, inks and other consumables) revenue is recognized when control has transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Service revenue is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service.  Service revenue for time and materials based agreements is recognized as services are performed.

Equipment is generally dependent on, and interrelated with, the underlying operating system (firm ware) and cannot function without the operating system. In these cases, the hardware and software license are accounted for as a single performance obligation. Contracts with customers may include multiple performance obligations including equipment, and optional software licenses and service agreements. Service agreements may be prepaid or paid over-time and range from three months to six years. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on the prices charged to customers or using expected cost-plus margin.

For non-complex equipment installations and software sales (Prepress, Packaging and Prosper Components and Unified Workflow Solutions businesses) revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the buyer, which is generally met when the equipment or software is delivered and installed at the customer site as delivery and installation generally occur within the same period.  For complex equipment installations or integrated software solutions (Prosper Presses, Electrophotographic Printing Solutions Printers, Unified Workflow Solutions) revenue is deferred until receipt of customer acceptance and control has transferred to the buyer.

Software licenses are sold both in bundled equipment arrangements as discussed above or on a stand-alone basis (Unified Workflow Solutions business).  Software licenses are generally perpetual and are usually sold with post-contract support services (“PCS”) which are considered distinct performance obligations as the customer’s use of the existing software is not dependent upon future upgrades. Kodak recognizes software revenue at the time that the customer obtains control over the software which generally occurs upon installation while revenue allocated to the PCS is recognized over the service period.

In service arrangements such as consulting or business process services (Kodak Technology Solutions business) where final acceptance by the customer is required, revenue is deferred until all acceptance criteria have been met and Kodak has a legal right to payment.

Kodak’s licensing revenue is comprised of software licenses as discussed above, licenses to use functional intellectual property (patents and technical know-how) and licenses to use symbolic intellectual property (brand names and trademarks) (Consumer and Film businesses).  The timing and the amount of revenue recognized from the licensing of intellectual property depends upon a variety of factors, including the nature of the performance obligations (functional vs. symbolic licenses) specific terms of each agreement, and the payment terms. Aside from software licenses discussed above, Kodak’s functional licenses generally provide the right to use functional intellectual property; therefore, non-sales/usage-based revenue is recognized when the customer has the right to use the intellectual property while sales and usage-based royalties are recognized in the period the related sales and usage occurs.  Revenue for symbolic licenses such as brand licenses are recognized over time.

[14]

Deferred revenue is recorded when cash payments are received in advance of satisfying performance obligations such as deposits required in advance on equipment orders, prepaid service contracts or prepaid royalties on intellectual property arrangements. Interest expense is imputed for payments received greater than one year in advance of performance.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. Kodak applies the practical expedient with respect to implied financial components and only imputes interest for payment terms greater than one year.

Sales and usage-based taxes are excluded from revenues. Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. Kodak estimates these amounts based on the expected amount to be provided to customers.

Kodak expenses sales commissions when incurred if the amortization period would be one year or less. These costs are recorded in Selling, general and administrative expenses. Kodak accrues the estimated cost of post-sale obligations, including basic product warranties, at the time of revenue recognition. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2018, there was approximately $75 million of remaining performance obligations. Approximately 30% of the remaining performance obligations are expected to be recognized in 2018, and 2019, 20% in 2020 and 20% thereafter.

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Three Months Ended
	March 31, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Technology Solutions	Eastman Business Park	Total
Plates, inks and other consumables	$167	$8	$32	$—	$5	$—	$—	$212
Ongoing service arrangements (1)	34	20	2	12	—	—	—	68
Total Annuities	201	28	34	12	5	—	—	280
Equipment & Software	15	3	3	4	—	—	—	25
Film and chemicals	—	—	—	—	40	—	—	40
Other (2)	—	—	—	4	3	1	4	12
Total	$216	$31	$37	$20	$48	$1	$4	$357

(1)

Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as revenue from project-based document management and managed print services businesses, which is included in Other above.

(2)

Other includes revenue from professional services, non-recurring engineering services, project-based document management and managed print services businesses, tenant rent and related property management services and licensing.

[15]

Product Portfolio Summary:

	Three Months Ended
	March 31, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing	Eastman Business Park	Total
Growth engines (1)	$35	$18	$29	$20	$3	$1	$—	$106
Strategic other businesses (2)	170	—	8	—	40	—	4	222
Planned declining businesses (3)	11	13	—	—	5	—	—	29
	$216	$31	$37	$20	$48	$1	$4	$357

(1)	Growth engines consist of Sonora, PROSPER, FLEXCEL NX, Software and Solutions, AM3D and brand licensing.

(2)

Strategic Other Businesses include plates, Computer to Plate (“CTP”) and related service, and Nexpress and related toner business in the Print Systems segment, non-FLEXCEL NX in the Flexographic Packaging segment, Motion Picture and Industrial Film and Chemicals in the Consumer and Film segment, Eastman Business Park and intellectual property licensing.

(3)

Planned Declining Businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base. These product families consist of Consumer Inkjet in the Consumer and Film segment, Versamark in the Enterprise Inkjet Systems segment and Digimaster in the Print Systems segment.

Geography:

	Three Months Ended
	March 31, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Technology Solutions	Eastman Business Park	Total
United States	$57	$11	$6	$7	$32	$1	$4	$118
Canada	3	—	1	1	1	—	—	6
North America	60	11	7	8	33	1	4	124
Europe, Middle East and Africa	93	12	16	6	5	—	—	132
Asia Pacific	49	7	7	5	10	—	—	78
Latin America	14	1	7	1	—	—	—	23
Total Sales	$216	$31	$37	$20	$48	$1	$4	$357

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at March 31, 2018 and December 31, 2017 were $2 million and $3 million, respectively, and are reported in Other current assets and Trade receivables, respectively, in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at March 31, 2018 and December 31, 2017 were $46 million and $37 million, respectively, of which $38 million and $37 million, respectively, are reported in Other current liabilities and $8 million and $0 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three-month period ended March 31, 2018 that was included in the contract liability balance at the beginning of the year was $25 million, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of March 31, 2018 include $23 million of cash payments received during the three-month period ended March 31, 2018.

[16]

NOTE 10:  OTHER OPERATING EXPENSE (INCOME), NET

	Three Months Ended
	March 31,
(in millions)	2018	2017
Expense (income):
Prosper asset remeasurement (1)	$—	$12
Gain on sale of assets	(1)	(2)
Other	1	—
Total	$—	$10

(1)

In the first quarter of 2017, Kodak reduced the carrying value of Prosper fixed assets ($8 million) and intangible assets ($4 million) to the amount that would have been recorded had the Prosper assets been continuously classified as held and used.

NOTE 11: OTHER CHARGES (INCOME), NET

	Three Months Ended
	March 31,
(in millions)	2018	2017
Change in fair value of embedded conversion features derivative liability (1)	$14	$(22)
Loss on foreign exchange transactions	2	1
Other	—	1
Total	$16	$(20)

(1)	Refer to Note 21, “Financial Instruments”.

NOTE 12: INCOME TAXES

On December 22, 2017, President Trump signed into law tax legislation known as the 2017 Tax Act. The 2017 Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, the implementation of a territorial tax system and the imposition of a tax on deemed repatriated earnings of foreign subsidiaries.

Effective January 1, 2018, the 2017 Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries and a foreign derived intangible income (“FDII”) deduction which would reduce U.S. taxable income.  Kodak provided the applicable provisional tax impacts in its consolidated financial statements for the quarter ended March 31, 2018 which were fully offset by Kodak’s U.S. valuation allowance resulting in no net tax provision for the quarter.

Given the complexity of the GILTI provisions, Kodak is still evaluating the effects and has not yet determined its accounting policy.  For the quarter ended March 31, 2018, Kodak is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI.  Therefore, Kodak has included GILTI related to current year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.  The impact was fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax provision for the quarter.

Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, (“SAB 118”) addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Kodak has recognized the provisional tax impacts to the extent needed and included these amounts in its consolidated financial statements for the quarter ended March 31, 2018. The ultimate impact may materially differ from these provisional amounts as a result of additional analysis, changes in interpretations and assumptions Kodak has made, additional regulatory guidance that may be issued, actions Kodak may take as a result of the 2017 Tax Act and other factors. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

[17]

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2018	2017
(Loss) earnings from continuing operations before income taxes	$(18)	$10
Effective tax rate	(38.9)%	30.0%
Provision for income taxes	7	3
(Benefit) provision for income taxes @ U.S. statutory tax rate	(4)	4
Difference between tax at effective vs. statutory rate	$11	$(1)

For the three months ended March 31, 2018, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

For the three months ended March 31, 2017, the difference between Kodak’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) a provision associated with foreign withholding taxes on undistributed earnings and (3) changes in audit reserves.

NOTE 13: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first three months of 2018 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2018 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2017	$6	$4	$—	$10
Q1 charges	2	—	—	2
Q1 utilization/cash payments	(4)	—	—	(4)
Balance as of March 31, 2018	$4	$4	$—	$8

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

For the three months ended March 31, 2018 the $2 million of charges were reported as Restructuring costs and other.

The severance costs for the three months ended March 31, 2018 related to the elimination of approximately 35 positions including approximately 10 manufacturing/service positions and 25 administrative and sales positions. These positions were located primarily outside of the United States and Canada.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2018.

[18]

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2018		2017
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	28	3	29	3
Expected return on plan assets	(56)	(7)	(61)	(7)
Amortization of:
Prior service credit	(2)	—	(2)	—
Actuarial loss	1	1	—	1
Net pension income before special termination benefits	(26)	(2)	(31)	(2)
Special termination benefits	—	—	1	—
Net pension income	(26)	(2)	(30)	(2)
Other plans	—	—	—	—
Total net pension income	$(26)	$(2)	$(30)	$(2)

For the three months ended March 31, 2017 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions.

NOTE 15: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share. The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the net carrying value of the Series A Preferred Stock (see Note 21, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.  The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  All dividends owed on the Series A Preferred Stock have been declared and paid when due.  As of March 31, 2018, the Series A Preferred Stock has not been converted and none of the antidilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 follows: (in millions):

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net (loss) earnings attributable to Eastman Kodak Company	$(25)	$7
Less: Series A convertible preferred stock cash dividend	(3)	(3)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)
Net (loss) earnings available to common shareholders - basic and diluted	$(30)	$2

[19]

(in millions of shares)
Weighted average shares - basic	42.6	42.4
Effect of dilutive securities
Unvested restricted stock units	—	0.2
Employee stock options	—	0.1
Weighted average shares - diluted	42.6	42.7

As a result of the net loss from continuing operations available to common shareholders for the three months ending March 31, 2018, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak reported earnings from continuing operations available to common shareholders for the three months ending March 31, 2018, the calculation of diluted earnings per share would have included the assumed conversion of 0.3 million of unvested restricted stock units.

The computation of diluted earnings per share for the three months ended March 31, 2018 and March 31, 2017 also excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93, (3) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and (4) the assumed conversion of 5.0 million and 1.8 million, respectively, outstanding employee stock options because the effects would have been anti-dilutive.

NOTE 17: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of March 31, 2018 and December 31, 2017, there were 42.6 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding. Treasury stock consisted of approximately 0.6 million shares at both March 31, 2018 and December 31, 2017.

NOTE 18: OTHER COMPREHENSIVE INCOME

The changes in Other comprehensive income (loss), by component, were as follows:

		Three Months Ended
		March 31,
(in millions)		2018	2017
Currency translation adjustments		$13	$14
Pension and other postretirement benefit plan changes
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(2)
Amortization of actuarial (gains) losses	(a)	1	(1)
Recognition of losses due to settlements		1	—
Total reclassification adjustments		—	(3)
Pension and other postretirement benefit plan changes, net of tax		—	(3)
Other comprehensive income		$13	$11

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	March 31,	December 31,
(in millions)	2018	2017
Currency translation adjustments	$(72)	$(85)
Pension and other postretirement benefit plan changes	(306)	(306)
Ending balance	$(378)	$(391)

[20]

NOTE 20: SEGMENT INFORMATION

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2018	2017
Print Systems	$216	$213
Enterprise Inkjet Systems	31	37
Flexographic Packaging	37	33
Software and Solutions	20	21
Consumer and Film	48	49
Advanced Materials and 3D Printing Technology	1	—
Eastman Business Park	4	4
Consolidated total	$357	$357

[21]

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2018	2017
Print Systems	$4	$12
Enterprise Inkjet Systems	—	—
Flexographic Packaging	7	6
Software and Solutions	—	—
Consumer and Film	(6)	(4)
Advanced Materials and 3D Printing Technology	(4)	(8)
Eastman Business Park	—	—
Total of reportable segments	1	6
Depreciation and amortization	(19)	(19)
Restructuring costs and other	(2)	(13)
Stock based compensation	(2)	(2)
Consulting and other costs (1)	(3)	(1)
Idle costs (2)	(1)	(1)
Other operating (expense) income, net (3)	—	(10)
Interest expense (3)	(8)	(8)
Pension income excluding service cost component (3)	32	38
Other (charges) income, net (3)	(16)	20
Consolidated (loss) earnings from continuing operations before income taxes	$(18)	$10

(1)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(2)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(3)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the (loss) earnings from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating expense, net (unless otherwise indicated); goodwill impairment losses; interest expense; and other (charges) income, net.

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

[22]

Change in Segment Measure of Profitability

During the first quarter of 2018 the segment measure was changed to exclude amortization of prior service costs and credits which, due to the adoption of ASU 2017-17, are no longer reported in the same line item as other compensation costs arising from services rendered during the period.  Refer to the Recently Adopted Accounting Pronouncements section of Note 1, “Basis of Presentation and Recent Accounting Pronouncements.

NOTE 21: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other charges (income), net in the Consolidated Statement of Operations).  The notional amount of such contracts open at March 31, 2018 and December 31, 2017 was approximately $647 million and $534 million, respectively.  The majority of the contracts of this type held by Kodak as of March 31, 2018 and December 31, 2017 are denominated in Swiss francs and euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net loss from derivatives not designated as hedging instruments	$—	$4

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2018.

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

As discussed in Note 15, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in a liability position at March 31, 2018 and in an asset position at December 31, 2017, and is reported in Other long-term liabilities and Other long-term assets, respectively, in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges (income), net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of March 31, 2018 and December 31, 2017 was $10 million and $7 million, respectively.  The gross fair value of forward contracts in a liability position as of March 31, 2018 and December 31, 2017 was not material.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018.

[23]

The fair value of the embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion and Mandatory Conversion is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of the fair value of the Optional Conversion and Mandatory Conversion at March 31, 2018 and December 31, 2017:

	Valuation Date
	March 31,	December 31,
	2018	2017
Total value of embedded derivative liability (asset) ($ millions)	$9	$(4)
Kodak's closing stock price	5.35	3.10
Expected stock price volatility	88.37%	58.22%
Risk free rate	2.44%	2.08%
Yield on the preferred stock	17.21%	22.31%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability.  Unless events occur which would alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value exceeded the value of the Optional Conversion and Mandatory Conversion values at December 31, 2017 resulting in the derivative being reported as an asset.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $377 million and $348 million at March 31, 2018 and December 31, 2017, respectively.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values.

[24]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series A Preferred Stock;
•	Kodak’s ability to discontinue, sell or spin-off certain businesses or operations, or otherwise monetize assets;
•	changes in foreign currency exchange rates, commodity prices and interest rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
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

OVERVIEW

Kodak is a global commercial printing and imaging company with proprietary technologies in materials science, digital imaging science and software, and deposition processes (methods whereby one or more layers of various materials in gaseous, liquid or small particle form are deposited on a substrate in precise quantities and positions).  Kodak leverages its core technology products and services to develop solutions for the product goods packaging and graphic communications markets, and is developing products for the functional printing markets.  Kodak also offers brand licensing and intellectual property opportunities, provides products and services for motion pictures and other commercial films, and sells ink to its existing installed consumer inkjet printer base.

Revenue was flat compared to the prior year quarter, including the favorable impact of currency ($20 million) in the current year quarter.

[25]

Kodak’s strategy is to:

•	Use Kodak’s divisional structure to drive accountability, transparency and speed of decision making;
•	Focus product investment in the following growth engines - Sonora, Ultrastream, FLEXCEL NX Systems and Plates, Advanced Materials and 3D Printing and Software and Services;
•	Maintain market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print Systems’ revenues accounted for approximately 61% of Kodak’s revenues for the three months ended March 31, 2018.  Print Systems’ revenues improved $3 million (1%) compared with the prior year quarter, including the favorable impact of currency ($14 million).  Segment earnings declined $8 million (67%) compared with the prior year quarter, driven by increased materials cost (aluminum).  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Enterprise Inkjet Systems’ revenue decreased $6 million (16%), driven by declines in Versamark, but the segment earnings were flat compared with the prior year quarter through cost control.

•

Within the Flexographic Packaging segment, growth in the installed base of FLEXCEL NX System computer-to-plate (CtP) imaging and related equipment is expected to drive continued growth of FLEXCEL NX printing consumables.  The Other Packaging Business includes packaging printing products and services that are in mature stages in their product life cycles.  Flexographic Packaging revenue and segment earnings increased $4 million (12%) and $1 million (17%), respectively, compared with the prior year first three months.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes document management and managed print services businesses and Kodakit.  The contributions these business initiatives make to earnings are expected to grow with a modest amount of additional investment.  Software and Solutions’ revenue declined $1 million compared to the prior year quarter, primarily reflecting Unified Workflow Solutions volume declines.  Sales in Kodak Technology Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•

Consumer and Film’s revenue declined $1 million (2%) compared with the prior year first three months.  The segment loss increased $2 million compared with the prior year quarter, driven by the declining installed base of consumer inkjet printers. Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

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

[26]

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

Versamark:

•

The KODAK VERSAMARK Products are the predecessor products to the PROSPER business. Kodak has ceased manufacturing VERSAMARK Press Systems.  Users of KODAK VERSAMARK Products continue to purchase ink and other consumables as well as service from Kodak.  Applications of the VERSAMARK products include publishing, transactional, commercial print and direct mail.

[27]

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

Software and Solutions

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions, which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes document management and managed print services businesses and Kodakit.

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

[28]

Consumer and Film

The Consumer and Film segment is comprised of three lines of business:  Consumer Products, Industrial Film and Chemicals, and Motion Picture.

Consumer Products:

•

Includes licensing of the Kodak brand to third parties.  Kodak currently licenses its brand for use with a range of products including batteries, digital and instant print cameras and camera accessories, printers and LED lighting.  Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments.

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

3D Printing:

•	3D Printing concentrates on partnerships and/or licensing opportunities in printed electronics (micro 3D printing) and materials production for macro 3D printing companies.

IP Licensing:

•

Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses. While revenues from these licensing activities tend to be unpredictable in nature, this segment carries the potential for revenue generation from intellectual property licensing and new materials businesses.

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

[29]

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2018	2017
Print Systems	$216	$213
Enterprise Inkjet Systems	31	37
Flexographic Packaging	37	33
Software and Solutions	20	21
Consumer and Film	48	49
Advanced Materials and 3D Printing Technology	1	—
Eastman Business Park	4	4
Consolidated total	$357	$357

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2018	2017
Print Systems	$4	$12
Enterprise Inkjet Systems	—	—
Flexographic Packaging	7	6
Software and Solutions	—	—
Consumer and Film	(6)	(4)
Advanced Materials and 3D Printing Technology	(4)	(8)
Eastman Business Park	—	—
Depreciation and amortization	(19)	(19)
Restructuring costs and other	(2)	(13)
Stock based compensation	(2)	(2)
Consulting and other costs (1)	(3)	(1)
Idle costs (2)	(1)	(1)
Other operating (expense) income, net (3)	—	(10)
Interest expense (3)	(8)	(8)
Pension income excluding service cost component (3)	32	38
Other (charges) income, net (3)	(16)	20
Consolidated (loss) earnings from continuing operations before income taxes	$(18)	$10

(1)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.
(2)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(3)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the (loss) earnings from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating expense, net (unless otherwise indicated); goodwill impairment losses; interest expense; and other (charges) income, net.

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

[30]

Change in Segment Measure of Profitability

During the first quarter of 2018 the segment measure was changed to exclude amortization of prior service costs and credits, which, due to the adoption of ASU 2017-17 are no longer reported in the same line items as other compensation costs arising from services rendered during the period.  Refer to the Recently Adopted Accounting Pronouncements section of Note 1, “Basis of Presentation and Recent Accounting Pronouncements.”

2018 COMPARED WITH 2017

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2018	% of Sales	2017	% of Sales	$ Change
Revenues	$357		$357		$—
Cost of revenues	303		295		8
Gross profit	54	15%	62	17%	(8)
Selling, general and administrative expenses	63	18%	65	18%	(2)
Research and development costs	15	4%	20	6%	(5)
Restructuring costs and other	2	1%	7	2%	(5)
Other operating expense (income), net	—	0%	10	3%	(10)
(Loss) earnings from continuing operations before interest expense, other (income) charges, net and income taxes	(26)	(7)%	(40)	(11)%	14
Interest expense	8	2%	8	2%	0
Pension income excluding service cost component	(32)	(9)%	(38)	(11)%	6
Other (income) charges, net	16	4%	(20)	(6)%	36
(Loss) earnings from continuing operations before income taxes	(18)	(5)%	10	3%	(28)
Provision for income taxes	7	2%	3	1%	4
(Loss) earnings from continuing operations	(25)	(7)%	7	2%	(32)
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Net (loss) income	$(25)	(7)%	$7	2%	$(32)

Revenue

For the three months ended March 31, 2018 revenues were unchanged compared with the same period in 2017.  Volume and pricing declines within Print Systems ($11 million), and volume declines within Enterprise Inkjet Systems ($7 million), Consumer and Film ($3 million) and Software and Solutions ($2 million) were offset by favorable foreign currency of $20 million and volume improvements in Flexographic Packaging ($2 million).  See segment discussions for additional details.

Gross Profit

The decrease in gross profit for the three months ended March 31, 2018 of approximately $8 million compared with the same period in 2017 reflected volume declines within Enterprise Inkjet Systems ($4 million) and Consumer and Film ($2 million), higher aluminum costs and pricing declines within Print Systems ($8 million and $3 million, respectively), partially offset by reduced inventory write-offs due to restructuring ($6 million) and favorable foreign currency of $4 million.  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $2 million for the three months ended March 31, 2018 primarily due to lower investment in segment selling and marketing activities ($3 million) driven by a lower investment in Enterprise Inkjet Systems.

Research and Development Costs

Consolidated R&D expenses decreased $5 million for the three months ended March 31, 2018 primarily due to the reduced level of investment in Advanced Materials and 3D Printing ($4 million).

[31]

PRINT SYSTEMS SEGMENT

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change
Revenues	$216	$213	$3

Operational EBITDA	$4	$12	$(8)
Operational EBITDA as a % of revenues	2%	6%

Revenues

The increase in Print Systems revenues for the three months ended March 31, 2018 of approximately $3 million reflected favorable foreign currency of $14 million.  The favorable impact of currency was partially offset by lower pricing and volume declines in Prepress Solutions (each $4 million) driven by competitive pressures in the industry and declines in plates, respectively.  Also offsetting the positive impact of foreign currency was lower volume in Electrophotographic Printing Solutions ($4 million) due to declines in consumables and service and lower equipment placements.

Operational EBITDA

The decrease in Print Systems Operational EBITDA for the three months ended March 31, 2018 of approximately $8 million reflected lower pricing in Prepress Solutions ($4 million) and higher aluminum costs ($8 million) and the unfavorable impact of currency ($2 million) partially offset by manufacturing cost improvements in Prepress plates ($2 million) and lower SG&A costs ($3 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change
Revenues	$31	$37	$(6)

Operational EBITDA	$—	$—	$—
Operational EBITDA as a % of revenues	0%	0%

Revenues

The decrease in Enterprise Inkjet Systems revenues for the three months ended March 31, 2018 of approximately $6 million primarily reflected lower volume of VERSAMARK service and consumables ($4 million) due to declines in the installed base of VERSAMARK systems and lower volume of VERSAMARK system placements ($3 million) primarily due to the placement of used equipment in the prior year quarter.  The unfavorable impacts were partially offset by the favorable impact of currency ($2 million).  Volume improvements in PROSPER annuities ($1 million) were offset by lower volume of PROSPER components ($1 million).

Operational EBITDA

Enterprise Inkjet Systems Operational EBITDA for the three months ended March 31, 2018 was unchanged compared to the prior year quarter primarily reflecting the lower volume of VERSAMARK service, consumables and equipment placements ($3 million) and PROSPER components ($1 million) offset by a lower level of investment in marketing, advertising and sales activities and R&D activities (each $2 million).

FLEXOGRAPHIC PACKAGING SEGMENT

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change
Revenues	$37	$33	$4

Operational EBITDA	$7	$6	$1
Operational EBITDA as a % of revenues	19%	18%

Revenues

The increase in Flexographic Packaging revenues for the three months ended March 31, 2018 of approximately $4 million primarily reflected volume improvements in FLEXCEL NX consumables ($3 million) due to a larger installed base of FLEXCEL NX systems and the favorable impact of currency ($2 million).

[32]

Operational EBITDA

The improvement in Flexographic Packaging Operational EBITDA of approximately $1 million was primarily driven by volume improvements in FLEXCEL NX consumables ($2 million) partially offset by increased investment in product development, marketing and sales activities ($1 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change
Revenues	$20	$21	$(1)

Operational EBITDA	$—	$—	$—
Operational EBITDA as a % of revenues	0%	0%

Revenues

The decline in Software and Solutions revenues for the three months ended March 31, 2018 of approximately $1 million was primarily due to lower volume in United Workflow Solutions ($2 million) partially offset by the favorable impact of currency ($1 million).

Operational EBITDA

Software and Solutions Operational EBITDA for the three months ended March 31, 2018 was unchanged compared to the prior year period.

CONSUMER AND FILM SEGMENT

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change
Revenues	$48	$49	$(1)

Operational EBITDA	$(6)	$(4)	$(2)
Operational EBITDA as a % of revenues	(13)%	(8)%

Revenues

The decline in Consumer and Film revenues for the three months ended March 31, 2018 of approximately $1 million was primarily due to volume declines in Consumer Inkjet Systems ($4 million) driven by lower sales of ink to the existing installed base of printers and lower volume in Industrial Film and Chemicals ($1 million) partially offset by higher volume in Entertainment Films, higher brand licensing revenue (due to the modified retrospective adoption approach of ASU 2014-09) and the favorable impact of currency (each $1 million).

Operational EBITDA

The decrease in Consumer and Film Operational EBITDA for the three months ended March 31, 2018 of approximately $2 million reflected volume declines in Consumer Inkjet Systems ($3 million) driven by lower sales of ink to the existing installed base of printers and unfavorable manufacturing costs in Industrial Film and Chemicals ($2 million) partially offset by higher brand licensing revenue, the favorable impact of currency and lower SG&A (each $1 million).

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended March 31,
(in millions)	2018	2017	$ Change
Revenues	$1	$—	$1

Operational EBITDA	$(4)	$(8)	$4
Operational EBITDA as a % of revenues	N/A	N/A

Advanced Materials and 3D Printing Technology Operational EBITDA improved by approximately $4 million, primarily due to the reduced level of investment.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change compared to the prior year quarter.

A tenant that represented approximately thirty percent of segment revenues, for both the three months ended March 31, 2018 and the year ended December 31, 2017 notified Kodak that it does not plan to renew its lease upon expiration in the third quarter of 2018.

[33]

RESTRUCTURING COSTS AND OTHER

Kodak recorded $2 million of charges for the three months ended March 31, 2018, which were reported as Restructuring costs and other.

Kodak made cash payments related to restructuring of approximately $4 million during the three months ended March 31, 2018.

The restructuring actions implemented in the first three months of 2018 are expected to generate future annual cash savings of approximately $3 million. These savings are expected to reduce future annual SG&A expenses.  Kodak began realizing a portion of these savings in the first three months, and expects the majority of the annual savings to be in effect by the end of 2018 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(in millions)	2018	2017
Cash, cash equivalents and restricted cash	$333	$369

Cash Flow Activity

	March 31,
(in millions)	2018	2017	Change
Cash flows from operating activities:
Net cash used in operating activities	$(27)	$(53)	$26
Cash flows from investing activities:
Net cash used in investing activities	(10)	(4)	(6)
Cash flows from financing activities:
Net cash used in financing activities	(4)	(3)	(1)
Effect of exchange rate changes on cash	5	4	1
Net decrease in cash, cash equivalents and restricted cash	$(36)	$(56)	$20

Operating Activities

Net cash used in operating activities improved $26 million for the three months ended March 31, 2018 as compared with the corresponding period in 2017 driven by lower inventory builds and less cash usage to satisfy accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities increased $6 million for the three months ended March 31, 2018 as compared with the corresponding period in 2017 primarily due to higher payments for capital additions and a lack of proceeds from sales of assets in the current year period.

Financing Activities

Net cash used in financing activities increased $1 million in the three months ended March 31, 2018 as compared with the corresponding period in 2017 due to a lower dividend payment made to the holders of Series A Preferred Stock in the prior year as the dividend reflected the partial quarter the Series A Preferred Stock was outstanding.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $36 million of net availability as of March 31, 2018. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At March 31, 2018 and December 31, 2017 approximately $142 million and $172 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $171 million and $172 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.  As of March 31, 2018, outstanding inter-company loans to the U.S. were $357 million which includes short-term intercompany loans of $59 million.  In China, where approximately $106 million of cash and cash equivalents was held as of March 31, 2018, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

[34]

As of March 31, 2018 and December 31, 2017, Kodak had funded $0 million and $6 million, respectively, to the Eligible Cash account held with the Amended and Restated Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

Under the Amended Credit Agreement, if Excess Availability ($36 million at March 31, 2018) falls below 12.5% of lender commitments ($18.75 million at March 31, 2018), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the Amended Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the Amended Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of March 31, 2018, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of March 31, 2018, Kodak is in compliance with all covenants under the Amended Credit Agreement.  If Kodak was required to have a Fixed Charge Coverage Ratio of 1.0 to 1.0 (as defined in the Amended Credit agreement) Fixed Charges exceeded EBITDA by approximately $7 million.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio (the only financial covenant in the Term Credit Agreement) not to exceed 2.75 to 1.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement.  As of March 31, 2018, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratio by approximately $25 million.

Under the terms of the Amended Credit and Term Credit Agreements (the “Credit Agreements”), the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets.  Further, under the Amended Credit Agreement, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0.  Upon designation of Unrestricted Subsidiaries, the Company will be required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $2 million for the quarter ended March 31, 2018 and assets of $23 million as of March 31, 2018, which represent 0% and 1%, respectively, of Kodak’s consolidated sales for the quarter ended March 31, 2018 and consolidated assets as of March 31, 2018. The designation of these subsidiaries as Unrestricted Subsidiaries increased the amount by which the Company’s EBITDA, as calculated under the Term Credit Agreement and the Amended Credit Agreement, exceeds the amount of EBITDA needed to satisfy the Net Secured Leverage Ratio covenant of 2.75 to 1.0 by $22 and the Fixed Charge Coverage Ratio of 1.0 to 1.0 by $16.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the Secured Leverage Ratio covenant; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as the repatriation of cash into the U.S., the management of operating cash outflows, the designation of additional subsidiaries as Unrestricted Subsidiaries, a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreement to be immediately due and payable.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $3 million to its defined benefit pension and postretirement benefit plans in the first three months of 2018.  For the balance of 2018, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $19 million.

Cash flow from investing activities included $10 million of capital expenditures for the three months ended March 31, 2018.  Kodak expects approximately $30 million to $40 million of total capital expenditures for 2018.

Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates.  The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan and is designed to meet increasing demand. The new production line is expected to be in full production by mid-2019 and will initially focus on supplying FLEXCEL NX Plates to customers in the United States, Canada and Latin America.  Kodak invested approximately $7 million in 2017 and approximately $3 million in the first three months of 2018.  The investment for the full year 2018 is expected to be approximately $7 million and the total investment for the project is expected to be approximately $15 million.

[35]

Kodak believes that its liquidity position is adequate to fund its operating and investing needs for the next year and to provide the flexibility to respond as necessary to any changes in the business environment.  The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) an acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  Kodak intends to refinance the loans under the Term Credit Agreement before their maturity date.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at March 31, 2018 and December 31, 2017, the fair value of open forward contracts would have decreased by $12 million and $21 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement and Amended Credit Agreement are in variable-rate instruments, the Senior Secured First Lien Term Credit Agreement with an interest rate floor. At March 31, 2018 the three-month LIBOR rate was approximately 2.31%.  At December 31, 2017 the one-month LIBOR rate was approximately 1.56%.  When LIBOR rates rise above the 1% floor, interest expense increases approximately $4 million per annum for each 1% of LIBOR above the floor ($395 million face amount of debt times 1% at March 31, 2018).

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2018 was not significant to Kodak.

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

[36]

Part II. Other Information

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2018, Kodak maintained accruals of approximately $11 million for claims aggregating approximately $207 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2017 Form 10-K.  The Risk Factors remain applicable from the 2017 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2018

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2018

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
March 1 through 31	2,216	$5.30	n/a	n/a
Total	2,216

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

Items 3 and 4.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

[37]

Eastman Kodak Company

Index to Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by refer reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed November 16, 2016).

(3.3)	Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed on May 25, 2017).

*(10.1)	Eastman Kodak Company Administrative Guide for the 2018 Performance Period under the Executive Compensation for Excellence and Leadership Plan, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.
(31.2)	Certification signed by David E. Bullwinkle, filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.
(101.INS)	XBRL Instance Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.
(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*   Management compensatory plan or arrangement

[38]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date May 10, 2018	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[39]