Form 10-Q
period 2018-06-30
EASTMAN KODAK CO
filed 2018-08-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, the registrant had 42,671,808 shares of common stock, $0.01 par value per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2018

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Revenues
Sales	$300	$307	$585	$590
Services	72	74	144	148
Total revenues	372	381	729	738
Cost of revenues
Sales	262	257	514	498
Services	50	54	101	108
Total cost of revenues	312	311	615	606
Gross profit	60	70	114	132
Selling, general and administrative expenses	63	66	126	131
Research and development costs	14	18	29	38
Restructuring costs and other	2	11	4	18
Other operating (income) expense, net	(2)	2	(2)	12
Loss from continuing operations before interest expense, other charges (income), net and income taxes	(17)	(27)	(43)	(67)
Interest expense	9	8	17	16
Pension income excluding service cost component	(32)	(37)	(64)	(75)
Other charges (income), net	1	(9)	17	(29)
Earnings (loss) from continuing operations before income taxes	5	11	(13)	21
Provision for income taxes	1	4	8	7
Earnings (loss) from continuing operations	4	7	(21)	14
Loss from discontinued operations, net of income taxes	—	(3)	—	(3)
Net earnings (loss)	$4	$4	$(21)	$11

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.02)	$0.05	$(0.73)	$0.09
Discontinued operations	—	(0.07)	—	(0.07)
Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.02)	$(0.02)	$(0.73)	$0.02

Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.02)	$0.05	$(0.73)	$0.09
Discontinued operations	—	(0.07)	—	(0.07)
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.02)	$(0.02)	$(0.73)	$0.02
Number of common shares used in basic and diluted net (loss) earnings per share
Basic	42.7	42.5	42.6	42.5
Diluted	42.7	42.7	42.6	42.7

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
NET INCOME (LOSS)	$4	$4	$(21)	$11
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(20)	—	(7)	14
Pension and other postretirement benefit plan obligation activity, net of tax	—	(3)	—	(6)
Other comprehensive (loss) income, net of tax	(20)	(3)	(7)	8
COMPREHENSIVE (LOSS) INCOME, NET OF TAX	$(16)	$1	$(28)	$19

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2018	2017
ASSETS
Cash and cash equivalents	$275	$344
Trade receivables, net of allowances of $9 in each period	242	282
Inventories, net	301	276
Other current assets	56	56
Total current assets	874	958
Property, plant and equipment, net of accumulated depreciation of $418 and $394, respectively	290	314
Goodwill	32	32
Intangible assets, net	79	86
Restricted cash	11	17
Deferred income taxes	175	188
Other long-term assets	112	112
TOTAL ASSETS	$1,573	$1,707

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$181	$198
Short-term borrowings and current portion of long-term debt	3	4
Other current liabilities	208	217
Total current liabilities	392	419
Long-term debt, net of current portion	398	399
Pension and other postretirement liabilities	405	466
Other long-term liabilities	198	202
Total Liabilities	1,393	1,486

Commitments and Contingencies (Note 7)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	168	164

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	624	631
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(205)	(174)
Accumulated other comprehensive loss	(398)	(391)
Total shareholders’ equity	12	57
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,573	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ending
	June 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(21)	$11
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	39	41
Pension income	(54)	(59)
Change in fair value of embedded conversion features derivative liability	7	(36)
Prosper asset remeasurement	—	12
Non-cash restructuring costs and asset impairments	—	10
Net gain on sales of assets/businesses	(2)	(2)
Stock based compensation	3	5
Provision for deferred income taxes	5	1
Decrease in trade receivables	31	31
Increase in inventories	(34)	(40)
Decrease in trade payables	(11)	(29)
Decrease in liabilities excluding borrowings and trade payables	(22)	(21)
Other items, net	10	2
Total adjustments	(28)	(85)
Net cash used in operating activities	(49)	(74)
Cash flows from investing activities:
Additions to properties	(17)	(17)
Proceeds from sales of assets/businesses, net	1	2
Proceeds from sales of marketable securities	—	1
Net cash used in investing activities	(16)	(14)
Cash flows from financing activities:
Repayment of capital leases	(2)	(2)
Preferred stock dividend payments	(6)	(5)
Net cash used in financing activities	(8)	(7)
Effect of exchange rate changes on cash	(2)	6
Effect of exchange rate changes on restricted cash	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(76)	(89)
Cash, cash equivalents and restricted cash, beginning of period	369	478
Cash, cash equivalents and restricted cash, end of period	$293	$389

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

GOING CONCERN

The consolidated interim financial statements have been prepared on the going concern basis of accounting, which assumes Kodak will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has $395 million of outstanding indebtedness under the Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”).  The loans made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  The Company also has issued approximately $79 million and $96 million of letters of credit under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”) as of June 30, 2018 and December 31, 2017, respectively.  Should the Company not repay, refinance or extend the maturity of the loans under the existing First Lien Term Credit Agreement prior to June 5, 2019, the termination date will occur under the Amended Credit Agreement on such date unless the Amended Credit Agreement has been amended in the interim.  Upon the occurrence of the termination date under the Amended Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the Amended Credit Agreement.

As of June 30, 2018 and December 31, 2017, Kodak had approximately $275 million and $344 million, respectively, of cash and cash equivalents.  $133 million and $172 million was held in the U.S. as of June 30, 2018 and December 31, 2017, respectively, and $77 million and $108 million was held in China as of June 30, 2018 and December 31, 2017, respectively.  Outstanding inter-company loans to the U.S. as of June 30, 2018 and December 31, 2017 were $394 million and $358 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $95 million and $59 million as of June 30, 2018 and December 31, 2017, respectively.  Kodak had a net decrease in cash, cash equivalents, and restricted cash of $109 million, $122 million, and $158 million for the years ended December 31, 2017, 2016, and 2015, respectively, and a decrease in cash, cash equivalents, and restricted cash of $76 million for the six months ended June 30, 2018.

U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

As of the date of issuance of these financial statements, Kodak has debt coming due within thirteen months and does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms.  Kodak has entered into a non-binding letter of intent with a counterparty which holds a significant principal amount of the loans under the First Lien Term Credit Agreement which would provide for a complete refinancing of the loans under the First Lien Term Credit Agreement with a maturity date of 18 months from closing.  In addition, Kodak has retained an investment banker in connection with, and is actively pursuing, a sale of its Flexographic Packaging segment.   All net proceeds from any sale of its Flexographic Packaging segment will first be used to pay down outstanding debt.  However, the sale of the Flexographic Packaging segment and refinancing of the loans under the First Lien Term Credit Agreement are not solely within Kodak’s control.  Additionally, Kodak is facing liquidity challenges due to negative cash flow.  Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due.  Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales; further restructuring Kodak’s cost structure; and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs. Kodak also is exploring options regarding additional liquidity from other sources.  Kodak makes no assurances regarding the likelihood, certainty or timing of consummating a sale of the Flexographic Packaging segment or refinancing of the Company’s debt or regarding the sufficiency of any such actions to meet Kodak’s debt obligations, including compliance with debt covenants, or other commitments in the U.S. as they come due.

[7]

These conditions raise substantial doubt about Kodak’s ability to continue as a going concern.

For more information regarding the First Lien Term Credit Agreement, the Amended Credit Agreement and debt covenants see Note 6, “Debt and Capital Leases”.

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

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 defines in-substance nonfinancial assets, provides guidance with respect to accounting for partial sales of nonfinancial assets and conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (Topic 606 as described below). Kodak adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective adoption approach.  The application of this standard did not have a material impact on Kodak’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Kodak adopted the provisions of the new standard effective January 1, 2018 using the modified retrospective method which allows companies to record a one-time adjustment to opening retained earnings for the cumulative effect of the standard on open contracts at the time of adoption. Kodak derives revenue from various brand licensing arrangements, which may include upfront payments and/or sales-based royalties subject to minimum annual guaranteed amounts. Kodak recorded a cumulative effect adjustment of approximately $10 million as a decrease to the opening balance of retained earnings related to these arrangements. With the exception of brand license revenue, Kodak did not identify any changes in the timing of revenue recognition that resulted in a material transition adjustment.

The cumulative effect of the changes made to the Consolidated Statement of Financial Position for January 1, 2018 for the adoption of ASU 2014-09 were as follows.  The net reduction in opening retained earnings primarily reflected the impact related to brand licensing revenues.

[8]

(in millions)	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Liabilities
Other current liabilities	$217	$2	$219
Other long-term liabilities	202	8	210

Deficit
Accumulated Deficit	(174)	(10)	(184)

The impact of the adoption on the Consolidated Statement of Operations and Consolidated Statement of Financial Position were as follows:

	Three Months Ended June 30, 2018
(in millions)	As Reported	Amounts without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Revenues
Sales	$300	$299	$1
Services	72	72	—
Total revenues	372	371	1

Net income	$4	$3	$1

	Six Months Ended June 30, 2018
(in millions)	As Reported	Amounts without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Revenues
Sales	$585	$583	$2
Services	144	144	—
Total revenues	729	727	2

Net loss	$(21)	$(23)	$2

	June 30, 2018
(in millions)	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Liabilities
Other current liabilities	$208	$206	$2
Other long-term liabilities	198	192	6

Deficit
Accumulated Deficit	(205)	(197)	(8)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The ASU addresses certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). The ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act (or portion thereof) is recorded and requires additional disclosures. The ASU is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for Kodak) and interim periods within those fiscal years. Early adoption is permitted and may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized.  Kodak plans to adopt the new standard on the effective date.  Kodak is currently evaluating the impact of this ASU.

[9]

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Early adoption is permitted. Kodak plans to adopt the new standard on the effective date and is currently evaluating the impact of this ASU on its financial statements.  Kodak is currently evaluating its existing lease portfolio, including accumulating all the necessary information required to properly account for the leases under the new standard.  Additionally, a new lease accounting system is being implemented to support the accounting and disclosure requirements of the new standard.  Kodak anticipates that the adoption of the amended lease guidance will materially affect its Consolidated Statement of Financial Position and may require certain changes to its systems and processes.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2018	2017
Cash and cash equivalents	$275	$344
Restricted cash included in Other current assets	7	8
Long-term restricted cash	11	17
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$293	$369

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash includes $5 million and $6 million of security posted related to Brazilian legal contingencies as of June 30, 2018 and December 31, 2017, respectively.  Long-term restricted cash also includes $0 million and $6 million as of June 30, 2018 and December 31, 2017, respectively, supporting compliance with the Excess Availability threshold under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2018	2017
Finished goods	$168	$159
Work in process	65	57
Raw materials	68	60
Total	$301	$276

[10]

NOTE 4: OTHER CURRENT LIABILITIES

	June 30,	December 31,
(in millions)	2018	2017
Employee related liabilities	$46	$47
Deferred revenue	33	30
Deferred consideration on disposed businesses	24	10
Customer rebates	23	29
Workers compensation	10	10
Restructuring liabilities	4	10
Other	68	81
Total	$208	$217

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

NOTE 5: OTHER LONG-TERM LIABILITIES

	June 30,	December 31,
(in millions)	2018	2017
Workers compensation	$95	$96
Asset retirement obligations	47	43
Deferred taxes	14	16
Environmental liabilities	12	12
Embedded conversion features derivative liability (1)	3	—
Deferred consideration on disposed businesses	—	14
Other	27	21
Total	$198	$202

(1)	Refer to Note 21, “Financial Instruments”

[11]

NOTE 6:  DEBT AND CAPITAL LEASES

Debt and capital leases and related maturities and interest rates were as follows at June 30, 2018 and December 31, 2017 (in millions):

				June 30,	December 31,
(in millions)				2018	2017
	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Capital leases	Various	Various	$3	$3
	Other debt	Various	Various	—	1
				3	4
Non-current portion:
	Term note	2019	7.34%	393	393
	Capital leases	Various	Various	3	4
	Other debt	Various	Various	2	2
				398	399
				$401	$403

On September 3, 2013, the Company entered into (i) the First Lien Term Credit Agreement with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners.

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

[12]

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

Under the First Lien Term Credit Agreement, the Company is required to maintain a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the First Lien Term Credit Agreement is tested at the end of each quarter based on the prior four quarters.  The maximum Secured Leverage Ratio permitted under the First Lien Term Credit Agreement is  2.75:1.  As of June 30, 2018 and December 31, 2017, Kodak was in compliance with all covenants under the First Lien Term Credit Agreement.

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $3 million and $5 million for the quarter and six months ended June 30, 2018, respectively, which represents 1% of Kodak’s consolidated sales for both the quarter and six months ended June 30, 2018.  These subsidiaries had assets of $23 million as of June 30, 2018, which represents 1% of Kodak’s consolidated assets as of June 30, 2018. Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.  EBITDA of the Unrestricted Subsidiaries, as calculated under the Term Credit Agreement and the Amended Credit Agreement, is a loss and is excluded from the calculation of the Secured Leverage Ratio.  Therefore, designating these Subsidiaries as Unrestricted had the impact of improving the Secured Leverage Ratio.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the Credit Agreements; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as the repatriation of cash into the U.S., the management of operating cash outflows, the designation of additional subsidiaries as Unrestricted Subsidiaries, a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Credit Agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreement to be immediately due and payable.  There is no assurance Kodak will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Credit

Agreements or to refinance, or otherwise pay, the First Lien Loans on or before the maturity date of September 3, 2019 or the obligations under the ABL Credit Agreement on June 6, 2019 if the First Lien Loans are not refinanced or paid on or before their maturity date.

See also the Going Concern subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”.

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

[13]

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has reaffirmed its unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the Amended Credit Agreement.

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $79 million and $96 million of letters of credit under the Amended Credit Agreement as of June 30, 2018 and December 31, 2017, respectively.  The Company had approximately $29 million and $20 million of Excess Availability under the Amended Credit Agreement as of June 30, 2018 and December 31, 2017, respectively.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $13 million, as of June 30, 2018 (which $13 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.

Under the Amended Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of June 30, 2018 and December 31, 2017, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at June 30, 2018 and December 31, 2017, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.  As of June 30, 2018 and December 31, 2017, Kodak was in compliance with all the covenants under the Amended Credit Agreement.

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, the Company had outstanding letters of credit of $79 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $3 million, surety bonds in the amount of $42 million, and restricted cash and deposits of $24 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2018, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $20 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of June 30, 2018, Kodak has posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $61 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, tort and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation and are being vigorously defended.  Based on information currently available, Kodak does not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations.  Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

[14]

NOTE 8: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $6 million and the outstanding amount for those guarantees is $2 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2017 to June 30, 2018, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2017	$23
New extended warranty and maintenance arrangements in 2018	56
Recognition of extended warranty and maintenance arrangement revenue in 2018	(56)
Deferred revenue on extended warranties as of June 30, 2018	$23

NOTE 9:  REVENUE

Revenue Recognition

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment and film-based products); equipment; software; services; integrated solutions; and intellectual property and brand licensing. Revenue from services includes extended warranty, customer support and maintenance agreements, consulting, business process services, training and education.

Revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration Kodak expects to be entitled to in exchange for those goods or services.

For product sales (such as plates, film, inks and other consumables) revenue is recognized when control has transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Service revenue is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service.  Service revenue for time and materials-based agreements is recognized as services are performed.

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

[15]

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

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2018, there was approximately $75 million of unrecognized revenue from unsatisfied performance obligations. Approximately 20% of the revenue from unsatisfied performance obligations is expected to be recognized in 2018, 30% in 2019, 25% in 2020 and 25% thereafter.

[16]

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Three Months Ended
	June 30, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Technology Solutions	Eastman Business Park	Total
Plates, inks and other consumables	$176	$7	$34	$—	$4	$—	$—	$221
Ongoing service arrangements (1)	33	20	2	12	1	—	—	68
Total Annuities	209	27	36	12	5	—	—	289
Equipment & Software	18	6	2	4	—	—	—	30
Film and chemicals	—	—	—	—	41	—	—	41
Other (2)	—	—	—	4	2	1	5	12
Total	$227	$33	$38	$20	$48	$1	$5	$372

	Six Months Ended
	June 30, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Technology Solutions	Eastman Business Park	Total
Plates, inks and other consumables	$343	$15	$66	$—	$9	$—	$—	$433
Ongoing service arrangements (1)	67	40	4	24	1	—	—	136
Total Annuities	410	55	70	24	10	—	—	569
Equipment & Software	33	9	5	8	—	—	—	55
Film and chemicals	—	—	—	—	81	—	—	81
Other (2)	—	—	—	8	5	2	9	24
Total	$443	$64	$75	$40	$96	$2	$9	$729

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

[17]

Product Portfolio Summary:

	Three Months Ended
	June 30, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing	Eastman Business Park	Total
Growth engines (1)	$39	$19	$30	$20	$2	$1	$—	$111
Strategic other businesses (2)	180	—	8	—	42	—	5	235
Planned declining businesses (3)	8	14	—	—	4	—	—	26
	$227	$33	$38	$20	$48	$1	$5	$372

	Six Months Ended
	June 30, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing	Eastman Business Park	Total
Growth engines (1)	$74	$37	$59	$40	$5	$2	$—	$217
Strategic other businesses (2)	350	—	16	—	82	—	9	457
Planned declining businesses (3)	19	27	—	—	9	—	—	55
	$443	$64	$75	$40	$96	$2	$9	$729

(1)	Growth engines consist of Sonora, PROSPER, FLEXCEL NX, Software and Solutions, AM3D and brand licensing.

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

Geography:

	Three Months Ended
	June 30, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Technology Solutions	Eastman Business Park	Total
United States	$60	$11	$6	$7	$32	$1	$5	$122
Canada	3	—	1	1	1	—	—	6
North America	63	11	7	8	33	1	5	128
Europe, Middle East and Africa	93	13	16	5	5	—	—	132
Asia Pacific	57	8	8	6	10	—	—	89
Latin America	14	1	7	1	—	—	—	23
Total Sales	$227	$33	$38	$20	$48	$1	$5	$372

[18]

	Six Months Ended
	June 30, 2018
	Print Systems	Enterprise Inkjet Solutions	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Technology Solutions	Eastman Business Park	Total
United States	$117	$22	$12	$14	$64	$2	$9	$240
Canada	6	—	2	2	2	—	—	12
North America	123	22	14	16	66	2	9	252
Europe, Middle East and Africa	186	25	32	11	10	—	—	264
Asia Pacific	106	15	15	11	20	—	—	167
Latin America	28	2	14	2	—	—	—	46
Total Sales	$443	$64	$75	$40	$96	$2	$9	$729

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.   The amounts recorded for contract assets at June 30, 2018 and December 31, 2017 were both $3 million and are reported in Other current assets and Trade receivables, respectively, in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at June 30, 2018 and December 31, 2017 were $47 million and $37 million, respectively, of which $41 million and $37 million, respectively, are reported in Other current liabilities and $6 million and $0 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three and six months ended June 30, 2018 that was included in the contract liability balance at the beginning of the year was $4 million and $29 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of June 30, 2018 include $24 million and $30 million of cash payments received during the three and six months ended June 30, 2018, respectively.

NOTE 10:  OTHER OPERATING (INCOME) EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Expense (income):
Gain on sale of assets	$(1)	$—	$(2)	$(2)
Prosper asset remeasurement (1)	—	—	—	12
Asset impairments	—	2	—	2
Other	(1)	—	—	—
Total	$(2)	$2	$(2)	$12

(1)

In the first quarter of 2017, Kodak reduced the carrying value of Prosper fixed assets ($8 million) and intangible assets ($4 million) to the amount that would have been recorded if the Prosper assets, which were previously presented as held for sale, had been continuously classified as held and used.

[19]

NOTE 11: OTHER CHARGES (INCOME), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Change in fair value of embedded conversion features derivative liability (1)	$(7)	$(14)	$7	$(36)
Loss on foreign exchange transactions	7	3	9	4
Other	1	2	1	3
Total	$1	$(9)	$17	$(29)

(1)	Refer to Note 21, “Financial Instruments”.

NOTE 12: INCOME TAXES

On December 22, 2017, President Trump signed into law tax legislation known as the 2017 Tax Act. The 2017 Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, the implementation of a territorial tax system and the imposition of a tax on deemed repatriated earnings of foreign subsidiaries.

Effective January 1, 2018, the 2017 Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries and a foreign derived intangible income (“FDII”) deduction which would reduce U.S. taxable income.  Kodak provided the applicable provisional tax impacts in its consolidated financial statements for the six months ended June 30, 2018 which were fully offset by Kodak’s U.S. valuation allowance resulting in no net tax provision.

Given the complexity of the GILTI provisions, Kodak is still evaluating the effects and has not yet determined its accounting policy.  For the six months ended June 30, 2018, Kodak is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI. Therefore, Kodak has included GILTI related to current year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.  The impact was fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax provision.

Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, (“SAB 118”) addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Kodak has recognized the provisional tax impacts to the extent needed and included these amounts in its consolidated financial statements for the six months ended June 30, 2018. The ultimate impact may materially differ from these provisional amounts as a result of additional analysis, changes in interpretations and assumptions Kodak has made, additional regulatory guidance that may be issued, actions Kodak may take as a result of the 2017 Tax Act and other factors. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Earnings (loss) from continuing operations before income taxes	$5	$11	$(13)	$21
Effective tax rate	20.0%	36.4%	(61.5)%	33.3%
Provision for income taxes	1	4	8	7
Provision (benefit) for income taxes at U.S. statutory tax rate	1	4	(3)	7
Difference between tax at effective vs. statutory rate	$—	$—	$11	$—

For the three months ended June 30, 2018, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses and (2) the results from operations in jurisdictions outside the U.S.

For the six months ended June 30, 2018, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

[20]

For the three months ended June 30, 2017, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S, (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

For the six months ended June 30, 2017, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a provision associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S..

NOTE 13: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first six months of 2018 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, research and development, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the six months ended June 30, 2018 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2017	$6	$4	$—	$10
Q1 charges	2	—	—	2
Q1 utilization/cash payments	(4)	—	—	(4)
Balance as of March 31, 2018	$4	$4	$—	$8
Q2 charges	$2	$—	$—	$2
Q2 utilization/cash payments	(3)	(2)	—	(5)
Q2 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of June 30, 2018	$2	$2	$—	$4

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

(2)Represents severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

For the three months ended June 30, 2018 the $2 million of charges were reported as Restructuring costs and other.

The severance costs for the three months ended June 30, 2018 related to the elimination of approximately 40 positions including approximately 30 manufacturing/service positions, 5 research and development positions, and 5 administrative and sales positions. The geographic composition of these positions includes approximately 35 in the United States and Canada and 5 throughout the rest of the world.

For the six months ended June 30, 2018 the $4 million of charges were reported as Restructuring costs and other.

The severance costs for the six months ended June 30, 2018 related to the elimination of approximately 75 positions including approximately 40 manufacturing/service positions, 5 research and development positions, and 30 administrative and sales positions.  The geographic composition of these positions includes approximately 35 in the United States and Canada and 40 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2018.

[21]

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1	$6	$2	$6	$2
Interest cost	27	3	28	3	55	6	57	6
Expected return on plan assets	(56)	(6)	(61)	(6)	(112)	(13)	(122)	(13)
Amortization of:
Prior service credit	(2)	—	(1)	—	(4)	—	(3)	—
Actuarial loss	2	1	—	—	3	2	—	1
Net pension income before special termination benefits	(26)	(1)	(31)	(2)	(52)	(3)	(62)	(4)
Special termination benefits	1	—	5	—	1	—	6	—
Net pension income	(25)	(1)	(26)	(2)	(51)	(3)	(56)	(4)
Other plans	—	—	—	1	—	—	—	1
Total net pension income	$(25)	$(1)	$(26)	$(1)	$(51)	$(3)	$(56)	$(3)

For the three and six months ended June 30, 2017 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

NOTE 15: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share. The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the net carrying value of the Series A Preferred Stock (see Note 21, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.  The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  All dividends owed on the Series A Preferred Stock have been declared and paid when due.  As of June 30, 2018, the Series A Preferred Stock has not been converted and none of the antidilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

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

[22]

A reconciliation of the amounts used to calculate basic and diluted earnings per share for three and six months ended June 30, 2018 and 2017 follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Earnings (loss) from continuing operations	$4	$7	$(21)	$14
Less: Series A convertible preferred stock cash dividend	(3)	(3)	(6)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)	(4)	(4)
(Loss) earnings from continuing operations available to common shareholders - basic and diluted	$(1)	$2	$(31)	$4

Net earnings (loss)	$4	$4	$(21)	$11
Less: Series A convertible preferred stock cash dividend	(3)	(3)	(6)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)	(4)	(4)
Net (loss) earnings available to common shareholders - basic and diluted	$(1)	$(1)	$(31)	$1

(in millions of shares)
Weighted average shares - basic	42.7	42.5	42.6	42.5
Effect of dilutive securities
Unvested restricted stock units	0.3	0.2	0.3	0.2
Weighted average shares - diluted	43.0	42.7	42.9	42.7

As a result of the net loss from continuing operations available to common shareholders for the three and six months ended June 30, 2018, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak reported earnings from continuing operations available to common shareholders for both the three and six months ended June 30, 2018, the calculation of diluted earnings per share would have included the assumed conversion of 0.3 million of unvested restricted stock units.

The computation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93, (3) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 and (4) the assumed conversion of outstanding employee stock options of 4.9 million and 4.8 million for the three and six months ended June 30, 2018, respectively, and 2.6 million for both the three and six months ended June 30, 2017, because the effects would have been anti-dilutive.

NOTE 17: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of June 30, 2018 and December 31, 2017, there were 42.7 million and 42.6 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A preferred stock issued and outstanding. Treasury stock consisted of approximately 0.6 million shares at both June 30, 2018 and December 31, 2017.

[23]

NOTE 18: OTHER COMPREHENSIVE INCOME

The changes in Other comprehensive income (loss), by component, were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)		2018	2017	2018	2017
Currency translation adjustments		$(20)	$—	$(7)	$14
Pension and other postretirement benefit plan changes
Newly established net actuarial gain (loss)		1	(1)	1	(1)
Tax benefit		—	—	—	—
Newly established net actuarial gain (loss), net of tax		1	(1)	1	(1)
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(2)	(4)	(4)
Amortization of actuarial (gains) losses	(a)	1	—	2	(1)
Recognition of losses due to settlement		—	—	1	—
Total reclassification adjustments		(1)	(2)	(1)	(5)
Tax provision		—	—	—
Reclassification adjustments, net of tax		(1)	(2)	(1)	(5)
Pension and other postretirement benefit plan changes, net of tax		—	(3)	—	(6)
Other comprehensive income		$(20)	$(3)	$(7)	$8

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	June 30,	December 31,
(in millions)	2018	2017
Currency translation adjustments	$(92)	$(85)
Pension and other postretirement benefit plan changes	(306)	(306)
Ending balance	$(398)	$(391)

[24]

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Print Systems	$227	$236	$443	$449
Enterprise Inkjet Systems	33	35	64	72
Flexographic Packaging	38	37	75	70
Software and Solutions	20	22	40	43
Consumer and Film	48	47	96	96
Advanced Materials and 3D Printing Technology	1	—	2	—
Eastman Business Park	5	4	9	8
Consolidated total	$372	$381	$729	$738

[25]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Print Systems	$8	$15	$12	$27
Enterprise Inkjet Systems	1	1	1	1
Flexographic Packaging	9	8	16	14
Software and Solutions	(1)	(1)	(1)	(1)
Consumer and Film	(4)	(5)	(10)	(9)
Advanced Materials and 3D Printing Technology	(5)	(7)	(9)	(15)
Eastman Business Park	1	1	1	1
Total of reportable segments	9	12	10	18
Depreciation and amortization	(20)	(22)	(39)	(41)
Restructuring costs and other	(2)	(11)	(4)	(24)
Stock based compensation	(1)	(3)	(3)	(5)
Consulting and other costs (1)	(3)	—	(6)	(1)
Idle costs (2)	(1)	(1)	(2)	(2)
Manufacturing capacity expansion non-recurring costs (3)	(1)	—	(1)	—
Other operating income (expense), net (4)	2	(2)	2	(12)
Interest expense (4)	(9)	(8)	(17)	(16)
Pension income excluding service cost component (4)	32	37	64	75
Other (charges) income, net (4)	(1)	9	(17)	29
Consolidated earnings (loss) from continuing operations before income taxes	$5	$11	$(13)	$21

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(3)	Consists of noncapitalizable costs incurred as a result of the Flexographic Packaging segment’s expansion at the manufacturing facility in Weatherford, Oklahoma.
(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; manufacturing capacity expansion non-recurring costs; other operating income (expense), net (unless otherwise indicated); goodwill impairment losses; interest expense; and other (charges) income, net.

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

[26]

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

During the second quarter of 2018 the segment measure was changed to exclude manufacturing capacity expansion non-recurring costs for the expansion at the Flexographic Packaging segment’s Weatherford, Oklahoma manufacturing facility.  These costs in the prior periods were de minimis and therefore no prior period reclassification is necessary.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other charges (income), net in the Consolidated Statement of Operations).  The notional amount of such contracts open at June 30, 2018 and December 31, 2017 was approximately $657 million and $534 million, respectively.  The majority of the contracts of this type held by Kodak as of June 30, 2018 and December 31, 2017 are denominated in Swiss francs and euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net gain (loss) from derivatives not designated as hedging instruments	$6	$(4)	$6	$—

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2018 and 2017.

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

As discussed in Note 15, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in a liability position at June 30, 2018 and in an asset position at December 31, 2017, and is reported in Other long-term liabilities and Other long-term assets, respectively, in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges (income), net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of both June 30, 2018 and December 31, 2017 was $7 million.  The gross fair value of forward contracts in a liability position as of June 30, 2018 and December 31, 2017 was not material.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2018.

[27]

The fair value of the embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion and Mandatory Conversion is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of the fair value of the Optional Conversion and Mandatory Conversion at June 30, 2018 and December 31, 2017:

	Valuation Date
	June 30,	December 31,
	2018	2017
Total value of embedded derivative liability (asset) ($ millions)	$3	$(4)
Kodak's closing stock price	3.80	3.10
Expected stock price volatility	87.32%	58.22%
Risk free rate	2.65%	2.08%
Yield on the preferred stock	19.85%	22.31%

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

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $376 million and $348 million at June 30, 2018 and December 31, 2017, respectively.

The carrying values of cash and cash equivalents, restricted cash and short-term borrowings and current portion of long-term debt approximate their fair values.

[28]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018,  and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•

Kodak’s ability to repay, refinance or extend the maturity of the loans under the existing First Lien Term Credit Agreement prior to their maturity date of September 3, 2019 or prior to June 5, 2019, the date on which the Amended Credit Agreement will terminate unless such repayment, refinancing or extension has occurred, or the Amended Credit Agreement has been amended;

•	Kodak’s ability to discontinue, sell or spin-off certain businesses or operations, including its Flexographic Packaging segment, or otherwise monetize assets;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series A Preferred Stock;
•	Changes in foreign currency exchange rates, commodity prices and interest rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
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

[29]

Revenue decreased $9 million compared to the prior year quarter and first six months (2% and 1%, respectively), including the favorable impact of currency ($11 million) and ($31 million) in the current year quarter and first six months, respectively.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

The Company has $395 million of outstanding indebtedness under the First Lien Term Credit Agreement.  The loans made under the First Lien Term Credit Agreement become due on the earlier of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  Kodak does not have committed refinancing or the liquidity to meet the debt obligation as it becomes due.  Kodak is working to both reduce the overall debt balance by using proceeds from asset sales to pay down debt and to renew or replace the First Lien Term Credit Agreement.

•

Print Systems’ revenues accounted for approximately 61% of Kodak’s revenues for both the quarter and first six months ended June 30, 2018.  Print Systems’ revenues decreased $9 million (4%) and $6 million (1%) compared with the prior year quarter and first six months, respectively, including the favorable impact of currency ($8 million and $22 million, respectively).  Segment earnings declined $7 million (47%) and $15 million (56%) compared with the prior year quarter and first six months, respectively, driven by increased materials cost (aluminum).  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Enterprise Inkjet Systems’ revenues declined $2 million (6%) and $8 million (11%) compared with the prior year quarter and first six months, respectively, driven by declines in Versamark.  Segment earnings were flat compared with both the prior year quarter and first six months, as cost controls mitigated the impact of declining revenues.

•

Within the Flexographic Packaging segment, growth in the installed base of FLEXCEL NX System computer-to-plate (CtP) imaging and related equipment is expected to drive continued growth of FLEXCEL NX printing consumables.  The Other Packaging Business includes packaging printing products and services that are in mature stages in their product life cycles.  Compared with the prior year quarter and first six months, Flexographic Packaging revenues increased $1 million (3%) and $5 million (7%), respectively.  Segment earnings increased $1 million (13%) and $2 million (14%) compared to the prior year quarter and first six months, respectively.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes Kodak Services for Business and Kodakit.  The contributions these business initiatives make to earnings are expected to grow with a modest amount of additional investment.  Software and Solutions’ revenues declined $2 million (9%) and $3 million (7%) compared to the prior year quarter and first six months, respectively, primarily reflecting Unified Workflow Solutions volume declines.  Sales in Kodak Technology Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•

Consumer and Film’s revenues declined $1 million compared with the prior year quarter (2%) and were unchanged compared with the prior year first six months.  The segment loss decreased $1 million and increased $1 million compared with the prior year quarter and first six months, respectively.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

•	Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park, which helps cost absorption for both Kodak operations and tenants at EBP.
•	Kodak plans to capitalize on its intellectual property through new business or licensing opportunities in 3D printing materials, smart material applications, and printed electronics markets.

[30]

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

[31]

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

Software and Solutions

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions, which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes Kodak Services for Business (“KSB”) and Kodakit.

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

Kodak Technology Solutions:

•

KSB assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides business process outsourcing services, scan and capture solutions, records conversion services, workflow solutions, content management, print and managed media services that assist customers with solutions that meet their business requirements.   KSB has expertise in the capture, archiving, retrieval and delivery of documents including in depth knowledge of handling legacy media.  KSB serves enterprise customers primarily in the banking, insurance and government sectors.

•

Kodakit is a platform that connects businesses with professional photographers to cater to their photography needs. Customers include global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

[32]

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

Advanced Materials and 3D Printing Technology

The Advanced Materials and 3D Printing Technology segment contains the Kodak Research Laboratories and associated new business opportunities and intellectual property licensing not directly related to other business divisions.  Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories.  Additionally, Kodak continues to file new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Because product solutions in Advanced Materials and 3D Printing are in the process of being commercialized or are new business opportunities, a higher level of investment has been required. Advanced Materials and 3D Printing Technology significantly reduced the level of this investment in the fourth quarter of 2017, concentrating on opportunities that are commercialized or nearly commercialized with identified markets and customers.

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

[33]

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Print Systems	$227	$236	$443	$449
Enterprise Inkjet Systems	33	35	64	72
Flexographic Packaging	38	37	75	70
Software and Solutions	20	22	40	43
Consumer and Film	48	47	96	96
Advanced Materials and 3D Printing Technology	1	—	2	—
Eastman Business Park	5	4	9	8
Consolidated total	$372	$381	$729	$738

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Print Systems	$8	$15	$12	$27
Enterprise Inkjet Systems	1	1	1	1
Flexographic Packaging	9	8	16	14
Software and Solutions	(1)	(1)	(1)	(1)
Consumer and Film	(4)	(5)	(10)	(9)
Advanced Materials and 3D Printing Technology	(5)	(7)	(9)	(15)
Eastman Business Park	1	1	1	1
Depreciation and amortization	(20)	(22)	(39)	(41)
Restructuring costs and other	(2)	(11)	(4)	(24)
Stock based compensation	(1)	(3)	(3)	(5)
Consulting and other costs (1)	(3)	—	(6)	(1)
Idle costs (2)	(1)	(1)	(2)	(2)
Manufacturing capacity expansion non-recurring costs (3)	(1)	—	(1)	—
Other operating income (expense), net (4)	2	(2)	2	(12)
Interest expense (4)	(9)	(8)	(17)	(16)
Pension income excluding service cost component (4)	32	37	64	75
Other (charges) income, net (4)	(1)	9	(17)	29
Consolidated earnings (loss) from continuing operations before income taxes	$5	$11	$(13)	$21

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(3)	Consists of noncapitalizable costs incurred as a result of the Flexographic Packaging segment’s expansion at the manufacturing facility in Weatherford, Oklahoma.
(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the (loss) earnings from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; manufacturing capacity expansion non-recurring costs; other operating expense, net (unless otherwise indicated); goodwill impairment losses; interest expense; and other (charges) income, net.

[34]

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

During the second quarter of 2018 the segment measure was changed to exclude manufacturing capacity expansion non-recurring costs for the Flexographic Packaging segment’s expansion at the Weatherford, Oklahoma manufacturing facility.  These costs in the prior periods were de minimis and therefore no prior period reclassification is necessary.

2018 COMPARED WITH 2017

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2018	% of Sales	2017	% of Sales	$ Change	2018	% of Sales	2017	% of Sales	$ Change
Revenues	$372		$381		$(9)	$729		$738		$(9)
Cost of revenues	312		311		1	615		606		9
Gross profit	60	16%	70	18%	(10)	114	16%	132	18%	(18)
Selling, general and administrative expenses	63	17%	66	17%	(3)	126	17%	131	18%	(5)
Research and development costs	14	4%	18	5%	(4)	29	4%	38	5%	(9)
Restructuring costs and other	2	1%	11	3%	(9)	4	1%	18	2%	(14)
Other operating (income) expense, net	(2)	(1)%	2	1%	(4)	(2)	(0)%	12	2%	(14)
(Loss) earnings from continuing operations before interest expense, other (income) charges, net and income taxes	(17)	(5)%	(27)	(7)%	10	(43)	(6)%	(67)	(9)%	24
Interest expense	9	2%	8	2%	1	17	2%	16	2%	1
Pension income excluding service cost component	(32)	(9)%	(37)	(10)%	5	(64)	(9)%	(75)	(10)%	11
Other charges (income), net	1	0%	(9)	(2)%	10	17	2%	(29)	(4)%	46
Earnings (loss) from continuing operations before income taxes	5	1%	11	3%	(6)	(13)	(2)%	21	3%	(34)
Provision for income taxes	1	0%	4	1%	(3)	8	1%	7	1%	1
Earnings (loss) from continuing operations	4	1%	7	2%	(3)	(21)	(3)%	14	2%	(35)
Loss from discontinued operations, net of income taxes	—	—	(3)	1%	3	—	—	(3)	0%	3
Net income (loss)	$4	1%	$4	1%	$—	$(21)	(3)%	$11	1%	$(32)

[35]

Revenue

Current Quarter

For the three months ended June 30, 2018 revenues declined $9 million compared with the same period in 2017.  Volume and pricing declines within Print Systems ($16 million) were offset by favorable foreign currency ($11 million).  See segment discussions for additional details.

Year to Date

For the six months ended June 30, 2018 revenues declined $9 million compared with the same period in 2017.  Volume and pricing declines within Print Systems ($27 million) and Enterprise Inkjet Systems ($11 million) were offset by favorable foreign currency ($31 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

The decrease in gross profit for the three months ended June 30, 2018 of approximately $10 million compared with the same period in 2017 reflected volume and pricing declines within Print Systems ($6 million) and higher aluminum costs within Print Systems ($7 million), partially offset by other favorable costs in Print Systems ($4 million).  See segment discussions for additional details.

Year to Date

The decrease in gross profit for the six months ended June 30, 2018 of approximately $18 million compared with the same period in 2017 reflected volume and pricing declines within Print Systems ($10 million) and Enterprise Inkjet Systems ($6 million), higher aluminum costs within Print Systems ($15 million), partially offset by reduced inventory write-offs due to restructuring ($6 million), favorable costs in Print Systems ($6 million) and favorable foreign currency ($4 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $3 million and $5 million for the quarter and six months ended June 30, 2018 primarily due to lower investment in segment selling and marketing activities ($3 million and $6 million, respectively), driven by a lower investment in Print Systems during the quarter and Print Systems and Enterprise Inkjet Systems in the six month period, in addition to lower stock compensation expense ($1 million and $2 million, respectively), partially offset by higher costs associated with strategic initiatives such as asset sales and debt restructuring ($3 million and $4 million, respectively).

Research and Development Costs

Consolidated R&D expenses decreased $4 million and $9 million for the quarter and first six months ended June 30, 2018 primarily due to the reduced level of investment in Advanced Materials and 3D Printing ($3 million and $7 million, respectively).

PRINT SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$227	$236	$(9)	$443	$449	$(6)

Operational EBITDA	$8	$15	$(7)	$12	$27	$(15)
Operational EBITDA as a % of revenues	4%	6%		3%	6%

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended June 30, 2018 of approximately $9 million reflected lower pricing ($2 million) driven by competitive pressures in the industry combined with volume declines ($11 million) in Prepress Solutions, and volume declines ($2 million) in Electrophotographic Printing Solutions consumables and service.  Partially offsetting the declines was favorable foreign currency ($8 million).

Year to Date

The decrease in Print Systems revenues for the six months ended June 30, 2018 of approximately $6 million reflected lower pricing ($6 million) driven by competitive pressures in the industry combined with volume declines ($15 million) in Prepress Solutions, and volume declines ($5 million) in Electrophotographic Printing Solutions consumables and service.  Partially offsetting the declines was favorable foreign currency ($22 million).

[36]

Operational EBITDA

Current Quarter

The decrease in Print Systems Operational EBITDA for the three months ended June 30, 2018 of approximately $7 million reflected lower pricing ($2 million) in Prepress Solutions, volume declines in Electrophotographic Printing Solutions ($2 million) and higher aluminum costs ($7 million) partially offset by manufacturing cost improvements in Prepress consumables ($4 million) and lower SG&A costs ($2 million).

Year to Date

The decrease in Print Systems Operational EBITDA for the six months ended June 30, 2018 of approximately $15 million reflected lower pricing ($6 million) and volume declines ($2 million) in Prepress Solutions, higher aluminum costs ($15 million) and the unfavorable impact of currency ($3 million) partially offset by manufacturing cost improvements in Prepress consumables ($6 million) and lower SG&A costs ($5 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$33	$35	$(2)	$64	$72	$(8)

Operational EBITDA	$1	$1	$—	$1	$1	$—
Operational EBITDA as a % of revenues	3%	3%		2%	1%

Revenues

Current Quarter

The decrease in Enterprise Inkjet Systems revenues for the three months ended June 30, 2018 of approximately $2 million primarily reflected lower volume of VERSAMARK service and consumables ($3 million) due to declines in the installed base of VERSAMARK systems.

Year to Date

The decrease in Enterprise Inkjet Systems revenues for the six months ended June 30, 2018 of approximately $8 million primarily reflected lower volume of VERSAMARK service and consumables ($6 million) due to declines in the installed base of VERSAMARK systems, lower volume of VERSAMARK system placements ($4 million) primarily due to the placement of used equipment in the prior year and unfavorable product mix and pricing for Prosper components ($1 million).  The unfavorable impacts were partially offset by the favorable impact of currency ($3 million) and volume improvements in PROSPER annuities ($1 million).

Operational EBITDA

Current Quarter

Enterprise Inkjet Systems Operational EBITDA for the three months ended June 30, 2018 was flat compared to the prior year quarter primarily reflecting service and manufacturing cost improvements and a lower level of investment in marketing, advertising and sales activities (each $1 million) partially offset by the lower volume of VERSAMARK service and consumables and unfavorable product mix and pricing for Prosper components (each $1 million).

Year to Date

Enterprise Inkjet Systems Operational EBITDA for the six months ended June 30, 2018 was flat compared to the prior year first six months primarily due to service and manufacturing cost improvements ($1 million) and a lower level of investment in marketing, advertising and sales activities ($3 million) and R&D activities ($2 million) partially offset by the lower volume of VERSAMARK service, consumables and equipment ($4 million) and unfavorable product mix and pricing for Prosper components ($1 million).

FLEXOGRAPHIC PACKAGING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$38	$37	$1	$75	$70	$5

Operational EBITDA	$9	$8	$1	$16	$14	$2
Operational EBITDA as a % of revenues	24%	22%		21%	20%

[37]

Revenues

Current Quarter

The increase in Flexographic Packaging revenues for the three months ended June 30, 2018 of approximately $1 million primarily reflected volume improvements in FLEXCEL NX consumables ($2 million) due to a larger installed base of FLEXCEL NX systems and the favorable impact of currency ($1 million) partially offset by lower volumes of FLEXCEL NX equipment ($1 million) and declining revenues from other packaging products ($1 million).

Year to Date

The increase in Flexographic Packaging revenues for the six months ended June 30, 2018 of approximately $5 million primarily reflected volume improvements in FLEXCEL NX consumables ($5 million) due to a larger installed base of FLEXCEL NX systems and the favorable impact of currency ($3 million) partially offset by declining revenues from other packaging products ($2 million).

Operational EBITDA

Current Quarter

Flexographic Packaging Operational EBITDA improved $1 million for the quarter ended June 30, 2018 primarily reflecting volume improvements in FLEXCEL NX consumables ($1 million) offset by increased investment in product development, marketing and sales activities ($1 million).

Year to Date

The improvement in Flexographic Packaging Operational EBITDA of approximately $2 million in the six months ended June 30, 2018 was primarily driven by volume improvements in FLEXCEL NX consumables ($3 million) and the favorable impact of currency ($1 million) partially offset by increased investment in product development, marketing and sales activities ($2 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$20	$22	$(2)	$40	$43	$(3)

Operational EBITDA	$(1)	$(1)	$—	$(1)	$(1)	$—
Operational EBITDA as a % of revenues	(5)%	(5)%		(3)%	(2)%

Revenues

Current Quarter

The decline in Software and Solutions revenues for the three months ended June 30, 2018 of approximately $2 million was primarily due to lower volume in United Workflow Solutions ($2 million).

Year to Date

The decline in Software and Solutions revenues for the six months ended June 30, 2018 of approximately $3 million was primarily due to lower volume in United Workflow Solutions ($4 million) partially offset by the favorable impact of currency ($1 million).

Operational EBITDA

Software and Solutions Operational EBITDA was flat for the three and six months ended June 30, 2018 primarily reflecting lower costs ($2 million and $3 million, respectively) offsetting volume declines in United Workflow Solutions ($1 million and $3 million, respectively).

CONSUMER AND FILM SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$48	$47	$1	$96	$96	$—

Operational EBITDA	$(4)	$(5)	$1	$(10)	$(9)	$(1)
Operational EBITDA as a % of revenues	(8)%	(11)%		(10)%	(9)%

[38]

Revenues

Current Quarter

The increase in Consumer and Film revenues for the three months ended June 30, 2018 of approximately $1 million was primarily due to higher volume in Industrial Film and Chemicals ($3 million) primarily due to timing of customer orders, higher brand licensing revenue (due to the modified retrospective adoption approach of ASU 2014-09) and the favorable impact of currency (each $1 million) partially offset by volume declines in Consumer Inkjet Systems ($2 million) driven by lower sales of ink to the existing installed base of printers and lower volume in Motion Picture ($2 million).

Year to Date

Consumer and Film revenues for the six months ended June 30, 2018 were unchanged from the prior year, primarily reflecting higher volume in Industrial Film and Chemicals ($2 million) primarily due to timing of customer orders, higher brand licensing revenue (due to the modified retrospective adoption approach of ASU 2014-09) and the favorable impact of currency (each $2 million) offset by volume declines in Consumer Inkjet Systems ($6 million) driven by lower sales of ink to the existing installed base of printers.

Operational EBITDA

Current Quarter

The improvement in Consumer and Film Operational EBITDA for the three months ended June 30, 2018 of approximately $1 million primarily reflected higher brand licensing revenue (due to the modified retrospective adoption approach of ASU 2014-09), the favorable impact of currency and lower SG&A (each $1 million) partially offset by volume declines in Consumer Inkjet Systems driven by lower sales of ink to the existing installed base of printers ($1 million) and higher costs in Industrial Film and Chemicals ($2 million).

Year to Date

The decrease in Consumer and Film Operational EBITDA for the six months ended June 30, 2018 of approximately $1 million primarily reflected volume declines in Consumer Inkjet Systems ($4 million) driven by lower sales of ink to the existing installed base of printers and unfavorable cost in Industrial Film and Chemicals ($4 million) partially offset by higher brand licensing revenue, the favorable impact of currency and lower SG&A (each $2 million).

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$1	$—	$1	$2	$—	$2

Operational EBITDA	$(5)	$(7)	$2	$(9)	$(15)	$6
Operational EBITDA as a % of revenues	N/A	N/A		N/A	N/A

Operational EBITDA

Advanced Materials and 3D Printing Technology Operational EBITDA for the quarter and six months ended June 30, 2018 improved by approximately $2 million and $6 million, respectively, due to the reduced level of investment.

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA for the quarter and six months ended June 30, 2018 did not change significantly compared to the prior year periods.

A tenant that represented approximately thirty percent of segment revenues, for both the six months ended June 30, 2018 and the year ended December 31, 2017 notified Kodak that it does not plan to renew its lease upon expiration in the third quarter of 2018.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $2 million and $4 million of charges for the quarter and six months ended June 30, 2018, which were reported as Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $5 million and $9 million during the quarter and six months ended June 30, 2018.

[39]

The restructuring actions implemented in the first six months of 2018 are expected to generate future annual cash savings of approximately $6 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $2 million and $4 million, respectively.  Kodak began realizing a portion of these savings in the first six months and expects the majority of the annual savings to be in effect by the end of 2018 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(in millions)	2018	2017
Cash, cash equivalents and restricted cash	$293	$369

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2018	2017	Change
Cash flows from operating activities:
Net cash used in operating activities	$(49)	$(74)	$25
Cash flows from investing activities:
Net cash used in investing activities	(16)	(14)	(2)
Cash flows from financing activities:
Net cash used in financing activities	(8)	(7)	(1)
Effect of exchange rate changes on cash	(2)	6	(8)
Effect of exchange rate changes on restricted cash	(1)	—	(1)
Net decrease in cash, cash equivalents and restricted cash	$(75)	$(89)	$14

Operating Activities

Net cash used in operating activities improved $25 million for the six months ended June 30, 2018 as compared with the corresponding period in 2017 driven by less cash used in the current year period to satisfy accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities increased $2 million for the six months ended June 30, 2018 as compared with the corresponding period in 2017.

Financing Activities

Net cash used in financing activities increased $1 million in the six months ended June 30, 2018 as compared with the corresponding period in 2017 due to a lower dividend payment made to the holders of Series A Preferred Stock in the prior year as the dividend reflected the partial quarter the Series A Preferred Stock was outstanding.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $29 million of net availability (“Excess Availability”) as of June 30, 2018. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At June 30, 2018 and December 31, 2017 approximately $133 million and $172 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $142 million and $172 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.  As of June 30, 2018, outstanding inter-company loans to the U.S. were $394 million which includes short-term inter-company loans from Kodak’s international finance center of $95 million.  In China, where approximately $77 million of cash and cash equivalents was held as of June 30, 2018, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

As of June 30, 2018 and December 31, 2017, Kodak had funded $0 million and $6 million, respectively, to the Eligible Cash account held with the Amended and Restated Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

[40]

During the second quarter of 2017, the Company reduced the amount of outstanding letters of credit issued under the Amended Credit Agreement by $20 million, which increased the amount of Excess Availability by a corresponding amount, enabling the Company to release Eligible Cash. The reduction of outstanding letters of credit was primarily attributable to the substitution of partially collateralized surety bonds in place of outstanding letters of credit.  As a result of the Company’s current credit ratings, the Company could be required to provide up to $19 million of letters of credit to the issuers of the surety bonds to fully collateralize the bonds.

Under the Amended Credit Agreement, if Excess Availability ($29 million at June 30, 2018) falls below 12.5% of lender commitments ($18.75 million at June 30, 2018), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the Amended Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the Amended Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of June 30, 2018, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of June 30, 2018, Kodak is in compliance with all covenants under the Amended Credit Agreement.  As of June 30, 2018 Fixed Charges exceeded EBITDA (as defined in the Amended Credit agreement) by approximately $8 million.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio (the only financial covenant in the Term Credit Agreement) not to exceed 2.75 to 1.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement.  As of June 30, 2018, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratio by approximately $19 million.

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $3 million and $5 million for the quarter and six months ended June 30, 2018, respectively, which represents 1% of Kodak’s consolidated sales for both periods.  Collectively, these subsidiaries had assets of $23 million as of June 30, 2018, which represents 1% of Kodak’s consolidated assets as of June 30, 2018.  The designation of these subsidiaries as Unrestricted Subsidiaries increased the amount by which the Company’s EBITDA, as calculated under the Term Credit Agreement and the Amended Credit Agreement, exceeded the amount of EBITDA needed to satisfy the Net Secured Leverage Ratio covenant of 2.75 to 1.0 by $22 million and the Fixed Charge Coverage Ratio of 1.0 to 1.0 by $23 million in June 2018.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

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

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in the first six months of 2018.  For the balance of 2018, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $15 million.

Cash flow from investing activities included $17 million of capital expenditures for the six months ended June 30, 2018.  Kodak expects approximately $25 million to $35 million of total capital expenditures for 2018.

[41]

Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates.  The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan and is designed to meet increasing demand. The new production line is expected to be in full production by mid-2019 and will initially focus on supplying FLEXCEL NX Plates to customers in the United States, Canada and Latin America.  Kodak invested approximately $7 million in 2017 and approximately $5 million in the first six months of 2018.  The investment for the full year 2018 is expected to be approximately $7 million and the total investment for the project is expected to be approximately $14 million.

The loans made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) an acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  The Company also has issued approximately $79 million and $96 million of letters of credit under the Amended Credit Agreement as of June 30, 2018 and December 31, 2017, respectively.  Should the Company not repay, refinance or extend the maturity of the loans under the existing First Lien Term Credit Agreement prior to June 5, 2019, the termination date will occur under the Amended Credit Agreement on such date unless the Amended Credit Agreement has been amended in the interim.  Upon the occurrence of the termination date under the Amended Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the Amended Credit Agreement.  Kodak has entered into a non-binding letter of intent with a counterparty which holds a significant principal amount of the loans under the First Lien Term Credit Agreement, which would provide for a complete refinancing of the loans under the First Lien Term Credit Agreement with a maturity date of 18 months from closing.  In addition, Kodak has retained an investment banker in connection with, and is actively pursuing, a sale of its Flexographic Packaging segment.  All net proceeds from any sale of its Flexographic Packaging segment will first be used to pay down outstanding debt under the First Lien Term Credit Agreement.  However, the sale of the Flexographic Packaging segment and refinancing of the loans under the First Lien Term Credit Agreement are not solely within Kodak’s control.  Additionally, Kodak is facing liquidity challenges due to negative cash flow.  Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due.  Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales; further restructuring Kodak’s cost structure and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs.  Kodak is also exploring options regarding additional liquidity from other sources.  Kodak makes no assurances regarding the likelihood, certainty or timing of consummating a sale of the Flexographic Packaging segment or refinancing of the Company’s debt or regarding the sufficiency of any such actions to meet Kodak’s debt obligations, including compliance with debt covenants, or other commitments in the U.S. as they come due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks associated with such activities, Kodak may enter into derivative contracts. Kodak does not utilize financial instruments for trading or other speculative purposes. Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of Kodak’s International Treasury Center, as well as forecasted foreign currency denominated inter-company sales. Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2018 and December 31, 2017, the fair value of open forward contracts would have decreased by $13 million and $21 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement and Amended Credit Agreement are in variable-rate instruments, the Senior Secured First Lien Term Credit Agreement with an interest rate floor. At June 30, 2018 the three-month LIBOR rate was approximately 2.34%.  At December 31, 2017 the one-month LIBOR rate was approximately 1.56%.  When LIBOR rates rise above the 1% floor, interest expense increases approximately $4 million per annum for each 1% of LIBOR above the floor ($395 million face amount of debt times 1% at June 30, 2018).

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2018 was not significant to Kodak.

[42]

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

[43]

Part II. Other Information

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2018, Kodak maintained accruals of approximately $10 million for claims aggregating approximately $180 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, tort and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information currently available, Kodak does not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered, or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

Item 1A. Risk Factors

Kodak operates in rapidly changing economic and technological environments which present numerous risks, many of which are driven by factors it cannot control or predict. Certain factors may have a material adverse effect on its business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below in addition to other information contained in this Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes, and the information in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018. The following discussion of “risk factors” identifies Kodak’s assessment of the most significant factors which may adversely affect its business, operations, financial position or future financial performance.  Additional risks and uncertainties Kodak is unaware of, or currently believes are not material, may also become important factors which could adversely affect its business, operations, financial position or future financial performance.

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

Kodak has not generated positive operating cash flows over the past four years and, based on forecasted cash flows, there are uncertainties regarding its ability to meet commitments in the U.S. as they come due.  The Print Systems segment is its largest segment and has had declining revenues and segment earnings which are expected to continue to decline.  Kodak’s stable and growth businesses may not grow or continue to generate the same or enough cash flow to offset businesses with declining cash flows.  Kodak may be unable to generate positive cash flow from operations in the future, which would have a material adverse effect on its liquidity and financial position.  If Kodak is unable to generate positive cash flow from operations or to adequately supplement such cash flow from operations with proceeds from the sale of businesses or assets or other monetization transactions, its ability to continue as a going concern could be impaired.

[44]

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

As part of Kodak’s strategy, it may be engaged in discussions with third parties regarding possible divestitures, asset sales, spin-offs, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further its business objectives.  In order to successfully pursue its strategic transaction strategy, it must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously.  There are no assurances Kodak will be able to consummate any strategic transactions which it undertakes or, if consummated, Kodak will achieve the benefits sought to be achieved from such strategic transactions.  If Kodak fails to identify and successfully complete transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on its revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect its financial results.

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

[45]

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

As a result of Kodak’s global operating and financing activities, it is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.  Exchange rates and interest rates in markets in which it does business tend to be volatile and, at times, its sales and profitability can be negatively impacted across all its segments depending upon the value of the U.S. dollar and other major currencies such as the euro, the Japanese yen, the British pound and the Chinese yuan. In addition, Kodak’s products contain aluminum, silver, petroleum based or other commodity based raw materials, the prices of which have been, and may continue to be, volatile. In the case of aluminum, recently imposed tariffs may give rise to future cost increases.  If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on its revenue and earnings.

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

[46]

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

Kodak’s reputation, and the reputation of its brand, form the foundation of its relationships with key stakeholders and other constituencies, including customers, suppliers and consumers. The quality and safety of Kodak’s products are critical to its business.  Kodak’s products have worldwide recognition, and its financial success is directly dependent on the success of its product offering.  One aspect of Kodak’s business is licensing others to use Kodak’s brand in connection with the sale of such licensees’ products and services, and activities by such licensees may be perceived by the market as being activities of Kodak.  The success of Kodak’s brand can suffer if it’s or its licensees’ marketing plans, product initiatives or activities do not have the desired impact on the brand’s image or ability to attract customers.  Kodak’s results could also be negatively impacted if its brand suffers substantial harm to its reputation due to significant product reliability and quality issues, and product-related litigation.  Additionally, negative or inaccurate postings or comments on social media or networking websites about Kodak, its licensees or its brand could generate adverse publicity which could damage the reputation of the brand.  Kodak also devotes significant time and resources to programs consistent with its corporate values and commitments that are designed to protect and preserve its reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, Kodak’s reputation and financial results could be adversely impacted.

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

[47]

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

[48]

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

Kodak receives, processes, transmits and stores information relating to identifiable individuals (personal information), both in its role as a technology provider and as an employer. As a result, Kodak is subject to numerous U.S. federal and state and foreign laws and regulations relating to personal information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. In Europe, the General Data Protection Regulation (“GDPR”) will become effective on May 25, 2018 for all European Union (“EU”) member states. The GDPR will include operational requirements for companies receiving or processing personal data of EU residents that are partially different from those currently in place and will include significant penalties for non-compliance. This change, as well as any other change to existing laws, the introduction of new laws in this area, or the failure to comply with existing laws that are applicable, may subject Kodak to, among other things, additional costs or changes to its business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on its ability to obtain and process information and allegations by its customers and clients that it has not performed its contractual obligations. At the same time, the risk of cyber-attacks is relevant to the requirements regarding storage, transfer, sharing and handling of personal information.  This environment demands Kodak continuously improve its design and coordination of security controls and contractual arrangements across its businesses and

[49]

geographies.  Despite these efforts, it is possible its security controls over personal data, its training of employees and vendors on data privacy and data security, and other practices it follows may not prevent the improper disclosure of personal information.  Improper disclosure of this information could harm its reputation or subject it to liability under laws which protect personal data, resulting in increased costs or loss of revenue.

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

[50]

Kodak’s future pension and other postretirement benefit plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, market performance of plan assets and obligations imposed by legislation or pension authorities which could adversely affect its financial position, results of operations, and cash flow.

Kodak has significant defined benefit pension and other postretirement benefit obligations. The funded status of its U.S. and non-U.S. defined benefit pension plans (and other postretirement benefit plans), and the related cost reflected in its financial statements, are affected by various factors subject to an inherent degree of uncertainty. Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, healthcare cost trend rates, mortality trends, and other economic and demographic factors. Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation or pension authorities, could lead to a potential future need to contribute cash or assets to Kodak’s plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on Kodak’s consolidated results of operations, financial position or liquidity.

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

Because Kodak is seeking to expand its sales and number of customer relationships outside the United States, including in emerging markets in Asia, Latin America and Eastern Europe, Kodak’s business is subject to risks associated with doing business internationally, such as:

•	support of multiple languages;
•	recruitment of sales and technical support personnel with the skills to design, manufacture, sell and supply products;
•	compliance with governmental regulation of imports and exports, including obtaining required import or export approval for its products;
•	complexity of managing international operations;
•	exposure to foreign currency exchange rate fluctuations;

[51]

•	commercial laws and business practices which may favor local competition and the imposition of tariffs on its products or raw materials;
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

Kodak has various contingencies which are not reflected on its balance sheet, including those arising as a result of being involved from time to time in a variety of claims, lawsuits, investigations, remediations and proceedings concerning:  commercial, tax, tort, customs, employment, health and safety and intellectual property matters, licensee activities, and compliance with various domestic and international laws and regulations.  Should developments in any of these matters cause a change in its determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on its business, financial position, results of operations, and cash flows.

[52]

Regulations related to “conflict minerals” may require Kodak to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing Kodak’s products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has designed its overall conflict minerals policies and procedures to be consistent with the guidance issued by the Organization for Economic Co-operation and Development (“OECD”), and continues to perform due diligence on its supply chain.  Kodak filed its most recent Conflict Minerals Disclosure report for the reporting period from January 1, 2016 to December 31, 2016 on May 31, 2017.  As of the date of the report, Kodak determined certain of its products contain such specified minerals, but was unable to determine whether or not such minerals originate from the DRC or an adjoining country.  Kodak may incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require all of the components of its products be certified as conflict-free, which could place it at a competitive disadvantage if it is unable to do so. Because Kodak’s supply chain is complex, it may also not be able to sufficiently verify the origins of the relevant minerals used in its products through its due diligence procedures, which may harm its reputation.

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

Because of Kodak’s current non-investment grade credit ratings, and/or general conditions in the financial and credit markets, its access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost. The loans made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  The Company has issued approximately $79 million and $96 million of letters of credit under the Amended Credit Agreement as of June 30, 2018 and December 31, 2017, respectively.  Should the Company not repay, refinance or extend the maturity of the loans under the existing First Lien Term Credit Agreement prior to June 5, 2019, the termination date will occur under the Amended Credit Agreement on such date unless the Amended Credit Agreement has been previously amended.  Upon the occurrence of the termination date under the Amended Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the Amended Credit Agreement.

Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the Credit Agreements;
•	obtaining a consent from the holders of Series A Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series A Preferred Stock;

[53]

•	investor confidence in Kodak and the markets in which it operates;
•	its financial performance and the financial performance of its subsidiaries;
•	its levels of debt and redemption obligations, including the mandatory redemption of the Series A Preferred Stock on November 15, 2021;
•	its ability to enter into a definitive agreement for the sale of its Flexographic Packaging segment or other business units or assets or to consummate any such monetization transaction;
•	its ability to generate positive cash flow;
•	its requirements for posting collateral under various commercial agreements;
•	its credit ratings;
•	its cash flow;
•	its long-term business prospects; and
•	general economic and capital market conditions.

Kodak may not be successful in obtaining additional capital for these or other reasons. An inability to access capital may limit its ability to meet its operating needs and, as a result, may have a material adverse effect on its financial condition, results of operations and cash flows.  In particular, Kodak does not have committed refinancing or the liquidity to meet the debt obligations under the First Lien Credit Agreement and Amended Credit Agreement if they were to become due in accordance with their current terms and there are no assurances Kodak will be able to amend, extend, refinance or repay the First Lien Credit Agreement or, as necessary, the Amended Credit Agreement before they become due.  If Kodak is unable to amend, extend or refinance the First Lien Credit Agreement or Amended Credit Agreement before they become due, its ability to continue as a going concern could be impaired.

The current non-investment grade status and Kodak’s financial condition may adversely impact Kodak’s commercial operations, increase its liquidity requirements and increase the cost of refinancing opportunities. It may not have adequate liquidity to post required amounts of additional collateral.

The Company’s corporate family credit rating is currently below investment grade and there are no assurances its credit ratings will improve, or they will not decline, in the future. Its credit ratings and financial condition may affect the evaluation of its creditworthiness by trading counterparties and lenders, which could put it at a disadvantage to competitors with higher or investment grade ratings.

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

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment and Eligible Cash less specified reserves as described in Note 6, “Debt and Capital Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past four years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.  If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $96 million of outstanding letters of credit and the $19 million of Excess Availability required under the ABL Credit Agreement, the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.  Additional cash deposited in the Eligible Cash account would be classified as restricted cash, would not be available to support ongoing working capital and investment needs and could not be used in determining the Net Secured Leverage Ratio under the First Lien Term Credit Agreement.  If the administrative agent under the ABL Credit Agreement executed cash dominion, it would increase operational complexities for the Company.  An event of default would occur under these circumstances if neither of these alternatives were achieved.

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

[54]

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

[55]

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

The Company has registered the resale of securities representing approximately 60% of its outstanding shares of common stock assuming the issuance of all common stock issuable upon the conversion of the Series A Preferred Stock or the exercise of the warrants corresponding to shares of common stock registered for resale.  Although the holders of the subject securities consist of several unaffiliated groups, these holders collectively have a controlling influence over all matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of subject securities collectively would be able to cause a change of control of the Company by selling a sufficient portion of the Company’s securities held by them. If such a transaction, in combination with other transactions including the issuance of the Series A Preferred Stock, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially.  For more information on the Company’s tax attributes refer to Note 12, “Income Taxes”.  The interests of the holders of the securities registered for resale may not always coincide with the interests of the other holders of our common stock.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2018

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2018

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
June 1 through 30	9,840	$4.74	n/a	n/a
Total	9,840

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

[56]

Items 3 and 4.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

[57]

Eastman Kodak Company

Index to Exhibits

(3.1)

Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit (4.1) of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit (3.1) of the Company’s Current Report on Form 8-K as filed November 16, 2016).

(3.3)	Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit (3.1) of the Company’s Current Report on Form 8-K as filed on May 25, 2017).

*(10.1)

Eastman Kodak Company Administrative Guide for Supplemental Awards for the 2018 Performance Period under the Executive Compensation for Excellence and Leadership Plan and Form of Individual Plan Overview, filed herewith.

*(10.2)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Award Agreement for 2018 Performance Incentive Program, filed herewith.

*(10.3)	Employment Agreement between Eastman Kodak Company and Eric Mahe, dated April 23, 2014, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*   Management compensatory plan or arrangement

[58]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date August 9, 2018	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[59]