Form 10-Q
period 2018-09-30
EASTMAN KODAK CO
filed 2018-11-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

See definition of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

As of November 1, 2018, the registrant had 42,726,652 shares of common stock, $0.01 par value per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2018

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Revenues
Sales	$293	$303	$878	$893
Services	73	76	217	224
Total revenues	366	379	1,095	1,117
Cost of revenues
Sales	251	261	765	759
Services	50	54	151	162
Total cost of revenues	301	315	916	921
Gross profit	65	64	179	196
Selling, general and administrative expenses	59	61	185	192
Research and development costs	13	16	42	54
Restructuring costs and other	9	4	13	22
Other operating (income) expense, net	(10)	20	(12)	32
Goodwill impairment	—	56	—	56
Loss from continuing operations before interest expense, other (income) charges, net and income taxes	(6)	(93)	(49)	(160)
Interest expense	9	8	26	24
Pension income excluding service cost component	(35)	(39)	(99)	(114)
Other (income) charges, net	(4)	(4)	13	(33)
Earnings (loss) from continuing operations before income taxes	24	(58)	11	(37)
Provision (benefit) for income taxes	5	(13)	13	(6)
Equity in loss of equity method investment, net of income taxes	—	1	—	1
Earnings (loss) from continuing operations	19	(46)	(2)	(32)
Loss from discontinued operations, net of income taxes	—	—	—	(3)
Net earnings (loss)	$19	$(46)	$(2)	$(35)

Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.33	$(1.20)	$(0.40)	$(1.08)
Discontinued operations	—	—	—	(0.07)
Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders	$0.33	$(1.20)	$(0.40)	$(1.15)

Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.33	$(1.20)	$(0.40)	$(1.08)
Discontinued operations	—	—	—	(0.07)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders	$0.33	$(1.20)	$(0.40)	$(1.15)
Number of common shares used in basic and diluted net earnings (loss) per share
Basic	42.7	42.5	42.7	42.5
Diluted	43.0	42.5	42.7	42.5

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
NET INCOME (LOSS)	$19	$(46)	$(2)	$(35)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(12)	(5)	(19)	9
Pension and other postretirement benefit plan obligation activity, net of tax	3	(3)	3	(9)
Other comprehensive loss, net of tax	(9)	(8)	(16)	—
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$10	$(54)	$(18)	$(35)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2018	2017
ASSETS
Cash and cash equivalents	$238	$344
Trade receivables, net of allowances of $9 in each period	244	282
Inventories, net	306	276
Other current assets	56	56
Total current assets	844	958
Property, plant and equipment, net of accumulated depreciation of $426 and $394, respectively	276	314
Goodwill	32	32
Intangible assets, net	76	86
Restricted cash	10	17
Deferred income taxes	175	188
Other long-term assets	127	112
TOTAL ASSETS	$1,540	$1,707

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$167	$198
Short-term borrowings and current portion of long-term debt	396	4
Other current liabilities	216	217
Total current liabilities	779	419
Long-term debt, net of current portion	5	399
Pension and other postretirement liabilities	384	466
Other long-term liabilities	183	202
Total Liabilities	1,351	1,486

Commitments and Contingencies (Note 7)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	171	164

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	621	631
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(187)	(174)
Accumulated other comprehensive loss	(407)	(391)
Total shareholders’ equity	18	57
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,540	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(2)	$(35)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	58	62
Pension income	(81)	(91)
Change in fair value of embedded conversion features derivative liability	2	(42)
Non-cash restructuring costs and asset impairments	—	87
Prosper asset remeasurement	—	12
Net gain on sales of assets/businesses	(7)	(2)
Stock based compensation	5	7
Non-cash changes in workers' compensation and legal reserves	(10)	—
Provision (benefit) for deferred income taxes	6	(18)
Decrease in trade receivables	28	28
Increase in inventories	(42)	(42)
Decrease in trade payables	(25)	(17)
Decrease in liabilities excluding borrowings and trade payables	(20)	(20)
Other items, net	9	(6)
Total adjustments	(77)	(42)
Net cash used in operating activities	(79)	(77)
Cash flows from investing activities:
Additions to properties	(24)	(28)
Proceeds from sales of assets/businesses, net	8	2
Proceeds from sales of marketable securities	—	1
Net cash used in investing activities	(16)	(25)
Cash flows from financing activities:
Repayment of emergence credit facilities	—	(1)
Repayment of capital leases	(2)	(3)
Preferred stock dividend payments	(8)	(7)
Payment of contingent consideration related to the sale of a business	—	(7)
Treasury stock purchases	—	(1)
Net cash used in financing activities	(10)	(19)
Effect of exchange rate changes on cash	(7)	9
Effect of exchange rate changes on restricted cash	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(113)	(112)
Cash, cash equivalents and restricted cash, beginning of period	369	478
Cash, cash equivalents and restricted cash, end of period	$256	$366

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

The Company has $395 million of outstanding indebtedness under the Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”).  The loans made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  The Company also has issued approximately $85 million and $96 million of letters of credit under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”) as of September 30, 2018 and December 31, 2017, respectively.  Should the Company not repay, refinance or extend the maturity of the loans under the existing First Lien Term Credit Agreement prior to June 5, 2019, the termination date will occur under the Amended Credit Agreement on such date unless the Amended Credit Agreement has been amended in the interim.  Upon the occurrence of the termination date under the Amended Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the Amended Credit Agreement.

As of September 30, 2018 and December 31, 2017, Kodak had approximately $238 million and $344 million, respectively, of cash and cash equivalents.  $122 million and $172 million was held in the U.S. as of September 30, 2018 and December 31, 2017, respectively, and $116 million and $172 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of September 30, 2018 and December 31, 2017 were $379 million and $358 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $81 million and $59 million as of September 30, 2018 and December 31, 2017, respectively. In China, where approximately $60 million and $108 million of cash and cash equivalents was held as of September 30, 2018 and December 31, 2017, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Kodak had a net decrease in cash, cash equivalents, and restricted cash of $109 million, $122 million, and $158 million for the years ended December 31, 2017, 2016, and 2015, respectively, and a decrease in cash, cash equivalents, and restricted cash of $113 million for the nine months ended September 30, 2018.

U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or prior to the conditions or events that create the going concern risk.

As of the date of issuance of these financial statements, Kodak has debt coming due within twelve months and does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms.  In October 2018, Kodak entered into a non-binding work letter with an existing lender under the First Lien Term Credit Agreement and another potential financing source, which outlines the terms and conditions of a proposed new term loan facility. The proceeds from the proposed new facility, if consummated, would be used to refinance the loans under the First Lien Term Credit Agreement in full. The non-binding work letter replaces the non-binding letter of intent entered into during the third quarter of 2018. Under the non-binding work letter, Kodak has agreed to work exclusively with the potential financing sources to reach a binding commitment letter setting out the key terms of the proposed new facility. Kodak is currently in negotiations with the potential financing sources regarding the terms of the proposed new facility, however, there can be no assurance that Kodak and the potential financing

[7]

sources will reach a binding commitment letter on such terms. Exclusive negotiations between Kodak and the potential financing sources expire on November 12, 2018 in accordance with the terms of the non-binding work letter.

Kodak has retained an investment banker in connection with a sale of its Flexographic Packaging segment and is in negotiations on an exclusive basis to sell this segment. Net proceeds from any sale of Kodak’s Flexographic Packaging segment will be used to reduce outstanding term loan debt.  Under the terms of the First Lien Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio. The Secured Leverage Ratio is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the First Lien Term Credit Agreement. The consolidated EBITDA, as calculated under the First Lien Term Credit Agreement, could be adversely affected by the sale process or the sale of the Flexographic Packaging segment, which could result in non-compliance with a debt covenant.

Additionally, Kodak is facing liquidity challenges due to negative cash flow.  Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due.  Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales, including the sale of the Flexographic Packaging segment; further restructuring Kodak’s cost structure; and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs.

The sale of the Flexographic Packaging segment and/or refinancing of the loans under the First Lien Term Credit Agreement are not solely within Kodak’s control.  Executing agreements for the sale or a refinancing of the First Lien Term Credit Agreement and the timing for a closing of the sale or a refinancing of the First Lien Term Credit Agreement are dependent upon several external factors outside Kodak’s control, including but not limited to, the ability of the Company to reach acceptable agreements with different counterparties and the time required to meet conditions to closing under a sale agreement or credit facility.

Kodak makes no assurances regarding the likelihood, certainty or timing of consummating any asset sales, including of the Flexographic Packaging segment, refinancing of the Company’s existing debt, or regarding the sufficiency of any such actions to meet Kodak’s debt obligations, including compliance with debt covenants, or other commitments in the U.S. as they come due.

These conditions raise substantial doubt about Kodak’s ability to continue as a going concern.

For more information regarding the First Lien Term Credit Agreement, the Amended Credit Agreement and debt covenants see Note 6, “Debt and Capital Leases”.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-07, Compensation—Retirements Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires entities to report the service cost component of net periodic pension and postretirement benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period and to report all other components of net benefit costs outside a subtotal of income from operations. In addition, the ASU allows only the service cost component to be eligible for capitalization when applicable. Kodak adopted ASU 2017-07 effective January 1, 2018, retrospectively for the presentation of the service cost and other cost components and prospectively for the application of the capitalization eligibility. The components of net benefit cost are shown in Note 14, “Retirement Plans and Other Postretirement Benefits”. The guidance impacted presentation in Kodak’s consolidated financial statements and the capitalization of costs to inventory. The presentation of the service cost component was consistent with the requirements of the new standard. The other components (which were presented within Cost of revenues, Selling and general administrative expenses and Research and development costs) are being presented separately on the face of the Consolidated Statement of Operations. The segment measure of profit and loss previously included only the service cost and amortization of prior service credits components of net periodic pension and postretirement benefit costs (refer to Note 20, “Segment Information”). Effective January 1, 2018, the segment measure of profit and loss only includes the service cost component of net periodic pension and postretirement benefit costs and prior periods have been reclassified to conform to this presentation.

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

(in millions)	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Liabilities
Other current liabilities	$217	$2	$219
Other long-term liabilities	202	8	210

Deficit
Accumulated Deficit	(174)	(10)	(184)

The impact of the adoption on the Consolidated Statement of Operations and Consolidated Statement of Financial Position were as follows:

	Three Months Ended September 30, 2018
(in millions)	As Reported	Amounts without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Revenues
Sales	$293	$292	$1
Services	73	73	—
Total revenues	366	365	1

Net income	$19	$18	$1

	Nine Months Ended September 30, 2018
(in millions)	As Reported	Amounts without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Revenues
Sales	$878	$875	$3
Services	217	217	—
Total revenues	1,095	1,092	3

Net loss	$(2)	$(5)	$3

[9]

	September 30, 2018
(in millions)	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Liabilities
Other current liabilities	$216	$214	$2
Other long-term liabilities	183	178	5

Deficit
Accumulated Deficit	(187)	(180)	(7)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements in ASC 715-20 by adding, clarifying, or removing certain disclosures. ASU 2018-14 requires all entities to disclose (1) the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU also clarifies certain disclosure requirements for entities with two or more defined benefit pension plans when aggregate disclosures are presented. The ASU removes other disclosures from the existing guidance, such as the requirement to disclose the effects of a one-percentage-point change in the assumed health care cost trend rates. The ASU is effective retrospectively for fiscal years ending after December 15, 2020 (January 1, 2021 for Kodak). Early adoption is permitted. The standard addresses disclosures only and will not have an impact on Kodak’s consolidated financial statements.  Kodak is currently assessing its expected adoption date.

In September 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to disclosures about recurring or nonrecurring fair value measurements.  The additional and/or modified disclosures relate primarily to Level 3 fair value measurements while removing certain disclosures related to transfers between Level 1 and Level 2 of the fair value hierarchy.  The ASU is effective retrospectively, for fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) and interim periods within those fiscal years.  Entities are permitted to early adopt any removed or modified disclosures but can delay adoption of the new disclosures until their effective date. The standard addresses disclosures only and will not have an impact on Kodak’s consolidated financial statements.  Kodak is currently assessing its expected adoption date.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which addresses how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”). Under ASU 2018-15, entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as implementation costs associated with a software license; implementation costs incurred in the application development stage, such as costs for the cloud computing arrangement’s integration with on-premise software, coding, and configuration or customization, should be capitalized and amortized over the term of the cloud computing arrangement, including periods covered by certain renewal options. The ASU is effective in fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) including interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Kodak is currently evaluating the impact and adoption date of this standard.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The ASU addresses certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). The ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act (or portion thereof) is recorded and requires additional disclosures. The ASU is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for Kodak) and interim periods within those fiscal years. Early adoption is permitted and may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized.  Kodak plans to adopt the new standard on the effective date.  The adoption of this ASU will not have an impact on the Consolidated Financial Statements as a result of Kodak’s U.S. valuation allowance.

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

[10]

Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Kodak plans to adopt the new standard on the effective date.  Kodak is currently evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Early adoption is permitted. The original guidance required application on a modified retrospective basis to the earliest period presented.  In July 2018, the FASB issued ASU 2018-11, Targeted improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, as the date of initial application of transition.  Kodak plans to adopt the new standard on the effective date applying the new transition method allowed under ASU 2018-11 and is currently evaluating the impact of adoption on its financial statements.  Kodak is currently evaluating its existing lease portfolio, including accumulating all the necessary information required to properly account for the leases under the new standard.  Additionally, a new lease accounting system is being implemented to support the accounting and disclosure requirements of the new standard.  Kodak anticipates that the adoption of the amended lease guidance will materially increase the assets and liabilities recorded in its Consolidated Statement of Financial Position and may require certain changes to its systems and processes.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2018	2017
Cash and cash equivalents	$238	$344
Restricted cash included in Other current assets	8	8
Long-term restricted cash	10	17
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$256	$369

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash includes $5 million and $6 million of security posted related to Brazilian legal contingencies as of September 30, 2018 and December 31, 2017, respectively.  Long-term restricted cash also includes $0 million and $6 million as of September 30, 2018 and December 31, 2017, respectively, supporting compliance with the Excess Availability threshold under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2018	2017
Finished goods	$174	$159
Work in process	65	57
Raw materials	67	60
Total	$306	$276

[11]

NOTE 4: OTHER CURRENT LIABILITIES

	September 30,	December 31,
(in millions)	2018	2017
Employee related liabilities	$51	$47
Deferred revenue	31	30
Deferred consideration on disposed businesses	24	10
Customer rebates	24	29
Workers compensation	10	10
Restructuring liabilities	8	10
Other	68	81
Total	$216	$217

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

NOTE 5: OTHER LONG-TERM LIABILITIES

	September 30,	December 31,
(in millions)	2018	2017
Workers compensation	$87	$96
Asset retirement obligations	49	43
Deferred taxes	13	16
Environmental liabilities	11	12
Deferred consideration on disposed businesses	—	14
Other	23	21
Total	$183	$202

[12]

NOTE 6:  DEBT AND CAPITAL LEASES

Debt and capital leases and related maturities and interest rates were as follows at September 30, 2018 and December 31, 2017 (in millions):

				September 30,	December 31,
(in millions)				2018	2017
	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note	2019	7.35%	$393	$—
	Capital leases	Various	Various	3	3
	Other debt	Various	Various	—	1
				396	4
Non-current portion:
	Term note	2019	7.35%	—	393
	Capital leases	Various	Various	3	4
	Other debt	Various	Various	2	2
				5	399
				$401	$403

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

[13]

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

Under the First Lien Term Credit Agreement, the Company is required to maintain a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the First Lien Term Credit Agreement is tested at the end of each quarter based on the prior four quarters.  The maximum Secured Leverage Ratio permitted under the First Lien Term Credit Agreement is  2.75:1.  As of September 30, 2018 and December 31, 2017, Kodak was in compliance with all covenants under the First Lien Term Credit Agreement.

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $3 million and $8 million for the three and nine months ended September 30, 2018, respectively, which represents 1% of Kodak’s consolidated sales for both the three and nine months ended September 30, 2018.  These subsidiaries had assets of $25 million as of September 30, 2018, which represents 2% of Kodak’s consolidated assets as of September 30, 2018. Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.  EBITDA of the Unrestricted Subsidiaries, as calculated under the First Lien Term Credit Agreement and the Amended Credit Agreement, is a loss and is excluded from the calculation of the Secured Leverage Ratio.  Therefore, designating these Subsidiaries as Unrestricted had the impact of improving the Secured Leverage Ratio.

Kodak intends to conduct its operations in a manner that will result in continued compliance with the Credit Agreements; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as the repatriation of cash into the U.S., the management of operating cash outflows, the designation of additional subsidiaries as Unrestricted Subsidiaries, a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Credit Agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the First Lien Term Credit Agreement to be immediately due and payable.  There is no assurance Kodak will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Credit Agreements or to refinance, or otherwise pay, the First Lien Loans on or before the maturity date of September 3, 2019 or the obligations under the ABL Credit Agreement on June 6, 2019 if the First Lien Loans are not refinanced or paid on or before their maturity date.

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

[14]

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has reaffirmed its unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the Amended Credit Agreement.

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $85 million and $96 million of letters of credit under the Amended Credit Agreement as of September 30, 2018 and December 31, 2017, respectively.  The Company had approximately $24 million and $20 million of Excess Availability under the Amended Credit Agreement as of September 30, 2018 and December 31, 2017, respectively.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $12 million, as of September 30, 2018 (which $12 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.

Under the Amended Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of September 30, 2018 and December 31, 2017, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at September 30, 2018 and December 31, 2017, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.  As of September 30, 2018 and December 31, 2017, Kodak was in compliance with all the covenants under the Amended Credit Agreement.

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, the Company had outstanding letters of credit of $85 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $3 million, surety bonds in the amount of $42 million, and restricted cash and deposits of $24 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2018, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $10 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of September 30, 2018, Kodak has posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $58 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

[15]

NOTE 8: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $5 million and the outstanding amount for those guarantees is $2 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2017 to September 30, 2018, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2017	$23
New extended warranty and maintenance arrangements in 2018	82
Recognition of extended warranty and maintenance arrangement revenue in 2018	(83)
Deferred revenue on extended warranties as of September 30, 2018	$22

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

For product sales (such as plates, film, inks, chemicals and other consumables) revenue is recognized when control has transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Service revenue is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service.  Service revenue for time and materials-based agreements is recognized as services are performed.

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

[16]

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

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2018, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in 2018, 35% in 2019, 30% in 2020 and 25% thereafter.

[17]

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Three Months Ended
	September 30, 2018
	Print Systems	Enterprise Inkjet Systems	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$166	$9	$33	$—	$4	$—	$—	$212
Ongoing service arrangements (1)	33	19	2	12	1	—	—	67
Total Annuities	199	28	35	12	5	—	—	279
Equipment & Software	18	11	1	3	—	—	—	33
Film and chemicals	—	—	—	—	40	—	—	40
Other (2)	—	—	—	6	3	1	4	14
Total	$217	$39	$36	$21	$48	$1	$4	$366

	Nine Months Ended
	September 30, 2018
	Print Systems	Enterprise Inkjet Systems	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$509	$24	$99	$—	$13	$—	$—	$645
Ongoing service arrangements (1)	100	59	6	36	2	—	—	203
Total Annuities	609	83	105	36	15	—	—	848
Equipment & Software	51	20	6	11	—	—	—	88
Film and chemicals	—	—	—	—	121	—	—	121
Other (2)	—	—	—	14	8	3	13	38
Total	$660	$103	$111	$61	$144	$3	$13	$1,095

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

[18]

Product Portfolio Summary:

	Three Months Ended
	September 30, 2018
	Print Systems	Enterprise Inkjet Systems	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$39	$26	$28	$21	$3	$—	$—	$117
Strategic other businesses (2)	170	—	8	—	41	1	4	224
Planned declining businesses (3)	8	13	—	—	4	—	—	25
	$217	$39	$36	$21	$48	$1	$4	$366

	Nine Months Ended
	September 30, 2018
	Print Systems	Enterprise Inkjet Systems	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$113	$63	$87	$61	$8	$2	$—	$334
Strategic other businesses (2)	520	—	24	—	123	1	13	681
Planned declining businesses (3)	27	40	—	—	13	—	—	80
	$660	$103	$111	$61	$144	$3	$13	$1,095

[19]

(1)	Growth engines consist of Sonora, PROSPER, FLEXCEL NX, Software and Solutions, AM3D, excluding intellectual property (IP) licensing, and brand licensing.

(2)

Strategic Other Businesses include plates, Computer to Plate (“CTP”) and related service, and Nexpress and related toner business in the Print Systems segment, non-FLEXCEL NX in the Flexographic Packaging segment, Motion Picture and Industrial Film and Chemicals in the Consumer and Film segment, Eastman Business Park and IP licensing.

(3)

Planned Declining Businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base. These product families consist of Consumer Inkjet in the Consumer and Film segment, Versamark in the Enterprise Inkjet Systems segment and Digimaster in the Print Systems segment.

Geography:

	Three Months Ended
	September 30, 2018
	Print Systems	Enterprise Inkjet Systems	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$57	$13	$7	$7	$32	$1	$4	$121
Canada	3	1	1	—	1	—	—	6
North America	60	14	8	7	33	1	4	127
Europe, Middle East and Africa	87	18	14	6	6	—	—	131
Asia Pacific	56	6	6	7	9	—	—	84
Latin America	14	1	8	1	—	—	—	24
Total Sales	$217	$39	$36	$21	$48	$1	$4	$366

	Nine Months Ended
	September 30, 2018
	Print Systems	Enterprise Inkjet Systems	Flexographic Packaging Printing	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$174	$35	$19	$21	$97	$3	$13	$362
Canada	9	1	3	2	2	—	—	17
North America	183	36	22	23	99	3	13	379
Europe, Middle East and Africa	273	43	46	17	16	—	—	395
Asia Pacific	162	22	21	18	29	—	—	252
Latin America	42	2	22	3	—	—	—	69
Total Sales	$660	$103	$111	$61	$144	$3	$13	$1,095

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.   The amounts recorded for contract assets at September 30, 2018 and December 31, 2017 were $4 million and $3 million, respectively, and are reported in Other current assets and Trade receivables, respectively, in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at September 30, 2018 and December 31, 2017 were $45 million and $37 million, respectively, of which $40 million and $37 million, respectively, are reported in Other current liabilities and $5 million and $0 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

[20]

Revenue recognized for the three and nine months ended September 30, 2018 that was included in the contract liability balance at the beginning of the year was $2 million and $31 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of September 30, 2018 include $24 million and $32 million of cash payments received during the three and nine months ended September 30, 2018, respectively.

NOTE 10:  OTHER OPERATING (INCOME) EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Expense (income):
Gain on sale of assets	$(5)	$—	$(7)	$(2)
Legal reserve changes	(4)	—	(4)	—
Prosper asset remeasurement (1)	—	—	—	12
Asset impairments (2)	—	20	—	22
Other	(1)	—	(1)	—
Total	$(10)	$20	$(12)	$32

(1)

In the first quarter of 2017, Kodak reduced the carrying value of Prosper fixed assets ($8 million) and intangible assets ($4 million) to the amount that would have been recorded if the Prosper assets, which were previously presented as held for sale, had been continuously classified as held and used.

(2)

In the third quarter of 2017, due to canceling its copper mesh touch screen program, Kodak concluded that the carrying value of property, plant and equipment (PP&E) and intangible assets associated with those operations exceeded their fair value. Kodak recorded pre-tax impairment charges in the three months ended September 30, 2017 of $8 million related to the PP&E and $12 million for the intangible assets.

NOTE 11: OTHER (INCOME) CHARGES, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Change in fair value of embedded conversion features derivative liability (1)	$(5)	$(6)	$2	$(42)
Loss on foreign exchange transactions	2	2	11	7
Other	(1)	—	—	2
Total	$(4)	$(4)	$13	$(33)

(1)	Refer to Note 21, “Financial Instruments”.

NOTE 12: INCOME TAXES

2017 Tax Act

On December 22, 2017, President Trump signed into law tax legislation known as the 2017 Tax Act. The 2017 Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, the implementation of a territorial tax system and the imposition of a tax on deemed repatriated earnings of foreign subsidiaries.

Effective January 1, 2018, the 2017 Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries and a foreign derived intangible income (“FDII”) deduction which would reduce U.S. taxable income.  Kodak provided the applicable provisional tax impacts in its consolidated financial statements for the nine months ended September 30, 2018 which were fully offset by Kodak’s U.S. valuation allowance resulting in no net tax provision.

Given the complexity of the GILTI provisions, Kodak is still evaluating the effects and has not yet determined its accounting policy.  For the nine months ended September 30, 2018, Kodak is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI. Therefore, Kodak has included GILTI related to current year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.  The impact was fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax provision.

[21]

Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, (“SAB 118”) addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Kodak has recognized the provisional tax impacts to the extent needed and included these amounts in its consolidated financial statements for the nine months ended September 30, 2018. The ultimate impact may materially differ from these provisional amounts as a result of additional analysis, changes in interpretations and assumptions Kodak has made, additional regulatory guidance that may be issued, actions Kodak may take as a result of the 2017 Tax Act and other factors. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

IRS and Korean National Tax Service Agreement

In June 2012, Kodak filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (IRS). The request related to a potential double taxation issue with respect to patent licensing royalty payments received by Kodak in 2010. In October 2018, an agreement was reached by the IRS and Korean National Tax Service, resulting in a partial refund of Korean withholding taxes in the amount of $32 million. Kodak had previously agreed with the licensee that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between Kodak and the licensee.  Kodak received the $16 million net payment in the fourth quarter of 2018.  The full $32 million refund will be reflected as an income tax benefit in the fourth quarter of 2018.  The $16 million payment to the licensee will reduce net income, resulting in a net benefit to net income of $16 million.

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Earnings (loss) from continuing operations before income taxes	$24	$(58)	$11	$(37)
Effective tax rate	20.8%	22.4%	118.2%	16.2%
Provision (benefit) for income taxes	5	(13)	13	(6)
Provision (benefit) for income taxes at U.S. statutory tax rate	5	(20)	2	(13)
Difference between tax at effective vs. statutory rate	$—	$7	$11	$7

For the three months ended September 30, 2018, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0%, is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

For the nine months ended September 30, 2018, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

For the three and nine months ended September 30, 2017, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with the tax impact of a goodwill impairment, and (4) changes in audit reserves, including settlements with taxing authorities in locations outside the U.S.

NOTE 13: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first nine months of 2018 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, research and development, and other administrative functions.

[22]

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the nine months ended September 30, 2018 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2017	$6	$4	$—	$10
Q1 charges	2	—	—	2
Q1 utilization/cash payments	(4)	—	—	(4)
Balance as of March 31, 2018	$4	$4	$—	$8
Q2 charges	$2	$—	$—	$2
Q2 utilization/cash payments	(3)	(2)	—	(5)
Q2 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of June 30, 2018	$2	$2	$—	$4
Q3 charges	$9	$—	$—	$9
Q3 utilization/cash payments	(2)	—	—	(2)
Q3 other adjustments and reclasses (2)	(3)	—	—	(3)
Balance as of September 30, 2018	$6	$2	$—	$8

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

(2)Represents severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

For the three months ended September 30, 2018 the $9 million of charges were reported as Restructuring costs and other.

The severance costs for the three months ended September 30, 2018 related to the elimination of approximately 100 positions including approximately 15 manufacturing/service positions, 20 research and development positions, and 65 administrative and sales positions. The geographic composition of these positions includes approximately 75 in the United States and Canada and 25 throughout the rest of the world.

For the nine months ended September 30, 2018 the $13 million of charges were reported as Restructuring costs and other.

The severance costs for the nine months ended September 30, 2018 related to the elimination of approximately 175 positions including approximately 55 manufacturing/service positions, 25 research and development positions, and 95 administrative and sales positions.  The geographic composition of these positions includes approximately 110 in the United States and Canada and 65 throughout the rest of the world.

As a result of these initiatives, approximately $2 million of the severance will be paid during periods through the end of 2019. The rest of the severance will be paid during periods through the end of the first quarter of 2019.

[23]

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$1	$3	$—	$10	$3	$9	$2
Interest cost	27	3	29	3	82	9	86	9
Expected return on plan assets	(55)	(7)	(61)	(7)	(167)	(20)	(183)	(20)
Amortization of:
Prior service credit	(2)	—	(2)	—	(6)	—	(5)	—
Actuarial loss	1	1	—	1	4	3	—	2
Net pension income before special termination benefits	(25)	(2)	(31)	(3)	(77)	(5)	(93)	(7)
Special termination benefits	3	—	3	—	4	—	9	—
Net pension income	(22)	(2)	(28)	(3)	(73)	(5)	(84)	(7)
Other plans	—	(3)	—	(1)	—	(3)	—	—
Total net pension income	$(22)	$(5)	$(28)	$(4)	$(73)	$(8)	$(84)	$(7)

For both the three and nine months ended September 30, 2018 and 2017 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

NOTE 15: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share. The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the net carrying value of the Series A Preferred Stock (see Note 21, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.  The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third quarter of 2018.  If dividends on any Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of Series A Preferred Stock, voting with holders of all other preferred stock of the Company whose voting rights are then exercisable, will be entitled to vote for the election of two additional directors in the next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside.  The nomination right of Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern  (such investment funds, collectively, the “Purchasers”), will be reduced by two nominees at any time the holders of Series A Preferred Stock have the right to elect, or participate in the election of, two additional directors.  Two of the directors on the Company’s current board of directors were nominated by the Purchasers.  As of September 30, 2018, the Series A Preferred Stock has not been converted and none of the antidilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

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

[24]

A reconciliation of the amounts used to calculate basic and diluted earnings per share for three and nine months ended September 30, 2018 and 2017 follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Earnings (loss) from continuing operations	$19	$(46)	$(2)	$(32)
Less: Series A convertible preferred stock cash dividend	(2)	(3)	(8)	(8)
Less: Series A convertible preferred stock deemed dividend	(3)	(2)	(7)	(6)
Earnings (loss) from continuing operations available to common shareholders - basic and diluted	$14	$(51)	$(17)	$(46)

Net earnings (loss)	$19	$(46)	$(2)	$(35)
Less: Series A convertible preferred stock cash dividend	(2)	(3)	(8)	(8)
Less: Series A convertible preferred stock deemed dividend	(3)	(2)	(7)	(6)
Net earnings (loss) available to common shareholders - basic and diluted	$14	$(51)	$(17)	$(49)

(in millions of shares)
Weighted average shares - basic	42.7	42.5	42.7	42.5
Effect of dilutive securities
Unvested restricted stock units	0.3	—	—	—
Weighted average shares - diluted EPS calculation	43.0	42.5	42.7	42.5

As a result of the net loss from continuing operations available to common shareholders for the nine months ended September 30, 2018 and three and nine months ended September 30, 2017, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak reported earnings from continuing operations available to common shareholders for the nine months ended September 30, 2018 and for both the three and nine months ended September 30, 2017, the calculation of diluted earnings per share would have included the assumed conversion of 0.3 million and 0.2 million of unvested restricted stock units, respectively.

The computation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares and (2) the assumed conversion of outstanding employee stock options of 5.2 million and 5.0 million for the three and nine months ended September 30, 2018, respectively, and 4.6 million for both the three and nine months ended September 30, 2017, because the effects would have been anti-dilutive. In addition, the computation of diluted earnings per share for both the three and nine months ended September 30, 2017 excluded the impact of (1) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93 and (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 because the effects would have been anti-dilutive.  The net share settled warrants terminated at the close of business on September 3, 2018.

NOTE 17: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of September 30, 2018 and December 31, 2017, there were 42.7 million and 42.6 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A preferred stock issued and outstanding. Treasury stock consisted of approximately 0.6 million shares at both September 30, 2018 and December 31, 2017.

[25]

NOTE 18: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss, by component, were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in millions)		2018	2017	2018	2017
Currency translation adjustments		$(12)	$(5)	$(19)	$9
Pension and other postretirement benefit plan changes
Newly established net actuarial gain (loss)		7	(1)	8	(2)
Tax benefit		(2)	—	(2)	—
Newly established net actuarial gain (loss), net of tax		5	(1)	6	(2)
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(2)	(6)	(6)
Amortization of actuarial (gains) losses	(a)	1	(1)	3	(2)
Recognition of losses due to settlement		(2)	—	(1)	—
Total reclassification adjustments		(3)	(3)	(4)	(8)
Tax provision		1	1	1	1
Reclassification adjustments, net of tax		(2)	(2)	(3)	(7)
Pension and other postretirement benefit plan changes, net of tax		3	(3)	3	(9)
Other comprehensive income		$(9)	$(8)	$(16)	$—

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	September 30,	December 31,
(in millions)	2018	2017
Currency translation adjustments	$(104)	$(85)
Pension and other postretirement benefit plan changes	(303)	(306)
Ending balance	$(407)	$(391)

[26]

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Print Systems	$217	$232	$660	$681
Enterprise Inkjet Systems	39	33	103	105
Flexographic Packaging	36	34	111	104
Software and Solutions	21	21	61	64
Consumer and Film	48	55	144	151
Advanced Materials and 3D Printing Technology	1	—	3	—
Eastman Business Park	4	4	13	12
Consolidated total	$366	$379	$1,095	$1,117

[27]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Print Systems	$12	$12	$24	$39
Enterprise Inkjet Systems	2	—	3	1
Flexographic Packaging	8	7	24	21
Software and Solutions	—	—	(1)	(1)
Consumer and Film	(2)	(2)	(12)	(11)
Advanced Materials and 3D Printing Technology	(2)	(6)	(11)	(21)
Eastman Business Park	2	2	3	3
Total of reportable segments	20	13	30	31
Depreciation and amortization	(19)	(21)	(58)	(62)
Restructuring costs and other	(9)	(5)	(13)	(29)
Stock based compensation	(2)	(2)	(5)	(7)
Consulting and other costs (1)	(5)	(2)	(11)	(3)
Idle costs (2)	(1)	—	(3)	(2)
Manufacturing capacity non-recurring costs (3)	—	—	(1)	—
Other operating income (expense), net (4)	10	(20)	12	(32)
Goodwill impairment loss (4)	—	(56)	—	(56)
Interest expense (4)	(9)	(8)	(26)	(24)
Pension income excluding service cost component (4)	35	39	99	114
Other (charges) income, net (4)	4	4	(13)	33
Consolidated earnings (loss) from continuing operations before income taxes	$24	$(58)	$11	$(37)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(3)	Consists of noncapitalizable costs incurred as a result of the Flexographic Packaging segment’s expansion at the manufacturing facility in Weatherford, Oklahoma.
(4)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $6 million in the third quarter of 2018 due to changes in discount rates and reduction in estimated ultimate losses. The reduction in reserves impacted gross profit by approximately $3 million, SG&A by approximately $2 million and R&D by approximately $1 million.

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

[28]

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at September 30, 2018 and December 31, 2017 was approximately $622 million and $534 million, respectively.  The majority of the contracts of this type held by Kodak as of September 30, 2018 and December 31, 2017 are denominated in Swiss francs and euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net loss from derivatives not designated as hedging instruments	$2	$8	$8	$8

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017.

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

As discussed in Note 15, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in an asset position at both September 30, 2018 and December 31, 2017, and is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of September 31, 2018 and in a liability position as of September 30, 2018 and December 31, 2017 was not material.  The gross fair value of forward contracts in an asset position as of December 31, 2017 was $7 million.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2018.

[29]

The fair value of the embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion and Mandatory Conversion is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of the fair value of the Optional Conversion and Mandatory Conversion at September 30, 2018 and December 31, 2017:

	Valuation Date
	September 30,	December 31,
	2018	2017
Total value of embedded derivative asset ($ millions)	$2	$4
Kodak's closing stock price	3.10	3.10
Expected stock price volatility	99.42%	58.22%
Risk free rate	2.88%	2.08%
Yield on the preferred stock	19.02%	22.31%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability.  Other than events which alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value exceeded the value of the Optional Conversion and Mandatory Conversion values at both September 30, 2018 and December 31, 2017 resulting in the derivative being reported as an asset.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $5 million and $348 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the fair value of current portion of long-term debt was also determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair value of current portion of long-term debt was $384 million at September 30, 2018.

The carrying values of cash and cash equivalents, restricted cash and short-term borrowings approximate their fair values.  In addition, the carrying value of current portion of long-term debt approximated its fair value at December 31, 2017.

[30]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, and in other filings the Company makes with the SEC from time to time, as well as the following:

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

There may be other factors that may cause Kodak’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to Kodak or persons acting on its behalf apply only as of the date of this report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included or referenced in this document. Kodak undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

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

[31]

Revenue decreased $13 million and $22 million compared to the prior year quarter and first nine months (3% and 2%, respectively), including the unfavorable impact of currency ($5 million) in the current year quarter and the favorable impact of currency ($26 million) in the first nine months.

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

•

Print Systems’ revenues accounted for approximately 60% of Kodak’s revenues for both the quarter and first nine months ended September 30, 2018.  Print Systems’ revenues decreased $15 million (6%) and $21 million (3%) compared with the prior year quarter and first nine months, respectively, including the unfavorable impact of currency ($2 million) in the current year quarter and the favorable impact of currency ($19 million) in the first nine months.  Segment earnings were flat compared with the prior year quarter and declined $15 million (38%) compared to the prior year first nine months, driven by declining revenues and increased materials cost (aluminum).  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines. Prices for aluminum have risen over the past year, in part due to strong global demand and more recently due to the imposition of U.S. tariffs.  Kodak seeks to mitigate the impact of historically high aluminum prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Enterprise Inkjet Systems’ revenues improved $6 million (18%) compared with the prior year quarter and declined $2 million (2%) compared with the prior year first nine months.  Segment earnings improved $2 million compared with both the prior year quarter and first nine months, driven by cost controls.

•

Within the Flexographic Packaging segment, growth in the installed base of FLEXCEL NX System computer-to-plate (CtP) imaging and related equipment is expected to drive continued growth of FLEXCEL NX printing consumables.  The Other Packaging Business includes packaging printing products and services that are in mature stages in their product life cycles.  Compared with the prior year quarter and first nine months, Flexographic Packaging revenues increased $2 million (6%) and $7 million (7%), respectively.  Segment earnings increased $1 million (14%) and $3 million (14%) compared to the prior year quarter and first nine months, respectively.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes Kodak Services for Business and Kodakit.  The contributions these business initiatives make to earnings are expected to grow with a modest amount of additional investment.  Software and Solutions’ revenues were flat compared to the prior year quarter and declined $3 million (5%) compared to the prior year first nine months, primarily reflecting Unified Workflow Solutions volume declines.  Sales in Kodak Technology Solutions are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•

Consumer and Film’s revenues declined $7 million compared with the prior year quarter and first nine months (13% and 5%, respectively), driven by a brand licensing arrangement in the prior year period.  The segment loss was flat compared with the prior year quarter and decreased $1 million (9%) compared with the prior year first nine months.  Chinese tariffs on U.S. made film are increasing material costs in China for printed circuit board film.  Prolonged trade disputes with increasing tariffs could have incremental negative impacts on material costs.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

[32]

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

[33]

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

[34]

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

•	Consumer Inkjet Solutions, which involves the sale of ink to an existing installed base of consumer inkjet printers.
•	3rd party sales of Specialty Inks and Dispersions.
•	Kodak developed consumer products, including the Super 8 camera.

Industrial Film and Chemicals:

•	Offers industrial film, including films used by the electronics industry to produce printed circuit boards, as well as professional and consumer still photographic film.
•	Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals.

Motion Picture:

•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.
•	Kodak motion picture film processing laboratories offering onsite processing services at strategic locations in the U.S. and Europe.

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

[35]

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

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Print Systems	$217	$232	$660	$681
Enterprise Inkjet Systems	39	33	103	105
Flexographic Packaging	36	34	111	104
Software and Solutions	21	21	61	64
Consumer and Film	48	55	144	151
Advanced Materials and 3D Printing Technology	1	—	3	—
Eastman Business Park	4	4	13	12
Consolidated total	$366	$379	$1,095	$1,117

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Print Systems	$12	$12	$24	$39
Enterprise Inkjet Systems	2	—	3	1
Flexographic Packaging	8	7	24	21
Software and Solutions	—	—	(1)	(1)
Consumer and Film	(2)	(2)	(12)	(11)
Advanced Materials and 3D Printing Technology	(2)	(6)	(11)	(21)
Eastman Business Park	2	2	3	3
Depreciation and amortization	(19)	(21)	(58)	(62)
Restructuring costs and other	(9)	(5)	(13)	(29)
Stock based compensation	(2)	(2)	(5)	(7)
Consulting and other costs (1)	(5)	(2)	(11)	(3)
Idle costs (2)	(1)	—	(3)	(2)
Manufacturing capacity non-recurring costs (3)	—	—	(1)	—
Other operating income (expense), net (4)	10	(20)	12	(32)
Goodwill impairment (4)	—	(56)	—	(56)
Interest expense (4)	(9)	(8)	(26)	(24)
Pension income excluding service cost component (4)	35	39	99	114
Other (charges) income, net (4)	4	4	(13)	33
Consolidated earnings (loss) from continuing operations before income taxes	$24	$(58)	$11	$(37)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)	Consists of third party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

[36]

(3)	Consists of noncapitalizable costs incurred as a result of the Flexographic Packaging segment’s expansion at the manufacturing facility in Weatherford, Oklahoma.
(4)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $6 million in the third quarter of 2018 due to changes in discount rates and reduction in estimated ultimate losses. The reduction in reserves impacted gross profit by approximately $3 million, SG&A by approximately $2 million and R&D by approximately $1 million.

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

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate selling, general and administrative expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and 3D Printing Technology segment.

[37]

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

2018 COMPARED WITH 2017

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2018	% of Sales	2017	% of Sales	$ Change	2018	% of Sales	2017	% of Sales	$ Change
Revenues	$366		$379		$(13)	$1,095		$1,117		$(22)
Cost of revenues	301		315		(14)	916		921		(5)
Gross profit	65	18%	64	17%	1	179	16%	196	18%	(17)
Selling, general and administrative expenses	59	16%	61	16%	(2)	185	17%	192	17%	(7)
Research and development costs	13	4%	16	4%	(3)	42	4%	54	5%	(12)
Restructuring costs and other	9	2%	4	1%	5	13	1%	22	2%	(9)
Other operating (income) expense, net	(10)	(3)%	20	5%	(30)	(12)	(1)%	32	3%	(44)
Goodwill impairment	—	0%	56	15%	(56)	—	0%	56	5%	(56)
(Loss) earnings from continuing operations before interest expense, other (income) charges, net and income taxes	(6)	(2)%	(93)	(25)%	87	(49)	(4)%	(160)	(14)%	111
Interest expense	9	2%	8	2%	1	26	2%	24	2%	2
Pension income excluding service cost component	(35)	(10)%	(39)	(10)%	4	(99)	(9)%	(114)	(10)%	15
Other (income) charges, net	(4)	(1)%	(4)	(1)%	0	13	1%	(33)	(3)%	46
Earnings (loss) from continuing operations before income taxes	24	7%	(58)	(15)%	82	11	1%	(37)	(3)%	48
Provision (benefit) for income taxes	5	1%	(13)	(3)%	18	13	1%	(6)	(1)%	19
Equity in loss of equity method investment, net of tax	—	0%	1	0%	(1)	—	0%	1	0%	(1)
Earnings (loss) from continuing operations	19	5%	(46)	(12)%	65	(2)	(0)%	(32)	(3)%	30
Loss from discontinued operations, net of income taxes	—	—	0	—	0	—	—	(3)	0%	3
Net income (loss)	$19	5%	$(46)	(12)%	$65	$(2)	(0)%	$(35)	(3)%	$33

[38]

Revenue

Current Quarter

For the three months ended September 30, 2018 revenues declined $13 million compared with the same period in 2017.  Volume declines within Print Systems ($13 million), a royalty payment from the modification of a brand licensing agreement in the prior year quarter ($6 million) and unfavorable foreign currency ($5 million) were offset by improved volume in Enterprise Inkjet Systems ($7 million) and Flexographic Packaging ($2 million).  See segment discussions for additional details.

Year to Date

For the nine months ended September 30, 2018 revenues declined $22 million compared with the same period in 2017.  Volume and pricing declines within Print Systems ($39 million) and Consumer and Film ($9 million) and volume declines in Software and Solutions ($4 million) were offset by volume improvements in Flexographic Packaging ($5 million) and favorable foreign currency ($26 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

The increase in gross profit for the three months ended September 30, 2018 of approximately $1 million compared with the same period in 2017 reflected favorable costs in Consumer and Film ($8 million) partially offset by a royalty payment from the modification of a brand licensing agreement in the prior year quarter ($6 million) and unfavorable foreign currency ($2 million).  See segment discussions for additional details.

Year to Date

The decrease in gross profit for the nine months ended September 30, 2018 of approximately $17 million compared with the same period in 2017 reflected volume and pricing declines within Print Systems ($10 million) and Enterprise Inkjet Systems ($7 million), volume declines within Consumer and Film ($8 million) and higher aluminum costs within Print Systems ($22 million), partially offset by reduced inventory write-offs due to restructuring ($7 million), favorable costs in Consumer and Film ($6 million) and, excluding aluminum costs, Print Systems ($9 million) and favorable foreign currency ($2 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $2 million and $7 million for the quarter and nine months ended September 30, 2018 primarily due to lower investment in segment selling and marketing activities ($4 million and $10 million, respectively), driven by a lower investment in Print Systems during the quarter and Print Systems and Enterprise Inkjet Systems in the nine month period, lower stock compensation expense in the nine-month period ($2 million) and a reduction in workers’ compensation reserves (both periods $2 million) partially offset by higher costs associated with strategic initiatives such as asset sales and debt restructuring ($3 million and $8 million, respectively).

Research and Development Costs

Consolidated R&D expenses decreased $3 million and $12 million for the quarter and first nine months ended September 30, 2018 primarily due to the reduced level of investment in Advanced Materials and 3D Printing ($3 million and $10 million, respectively).

PRINT SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$217	$232	$(15)	$660	$681	$(21)

Operational EBITDA	$12	$12	$—	$24	$39	$(15)
Operational EBITDA as a % of revenues	6%	5%		4%	6%

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended September 30, 2018 of approximately $15 million primarily reflected volume declines ($9 million) in Prepress Solutions and ($2 million) in Electrophotographic Printing Solutions consumables and service as well as unfavorable foreign currency ($2 million).

Year to Date

The decrease in Print Systems revenues for the nine months ended September 30, 2018 of approximately $21 million reflected lower pricing ($7 million) driven by competitive pressures in the industry combined with volume declines ($24 million) in Prepress Solutions and ($7 million) in Electrophotographic Printing Solutions consumables and service.  Partially offsetting the declines was favorable foreign currency ($19 million).

[39]

Operational EBITDA

Current Quarter

Print Systems Operational EBITDA for the three months ended September 30, 2018 was flat compared to the prior year reflecting volume declines ($1 million) in Prepress Solutions, higher aluminum costs ($6 million) and unfavorable manufacturing costs in Electrophotographic Printing Solutions ($1 million) offset by manufacturing cost improvements in Prepress consumables ($5 million), lower level of investment in sales activities ($2 million) and a reduction in workers’ compensation reserves ($2 million).

Year to Date

The decrease in Print Systems Operational EBITDA for the nine months ended September 30, 2018 of approximately $15 million reflected lower pricing ($7 million) and volume declines ($3 million) in Prepress Solutions, higher aluminum costs ($22 million), unfavorable costs in Electrophotographic Printing Solutions ($3 million) and the unfavorable impact of currency ($4 million) partially offset by manufacturing cost improvements in Prepress consumables ($13 million), a lower level of investment in product development, advertising and sales activities ($11 million) and a reduction in workers’ compensation reserves ($2 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$39	$33	$6	$103	$105	$(2)

Operational EBITDA	$2	$—	$2	$3	$1	$2
Operational EBITDA as a % of revenues	5%	0%		3%	1%

Revenues

Current Quarter

The increase in Enterprise Inkjet Systems revenues for the three months ended September 30, 2018 of approximately $6 million primarily reflected higher volume of PROSPER systems ($7 million) and components ($1 million) and PROSPER service and consumables ($1 million) partially offset by lower volume of VERSAMARK service and consumables ($3 million) due to declines in the installed base of VERSAMARK systems.

Year to Date

The decrease in Enterprise Inkjet Systems revenues for the nine months ended September 30, 2018 of approximately $2 million primarily reflected lower volume of VERSAMARK service and consumables ($9 million) due to declines in the installed base of VERSAMARK systems, lower volume of VERSAMARK system placements ($4 million) primarily due to the placement of used equipment in the prior year and unfavorable product mix and pricing for Prosper components ($2 million).  The unfavorable impacts were partially offset by volume improvements in PROSPER systems ($7 million) and components ($1 million) and PROSPER services and consumables ($2 million) as well as the favorable impact of currency ($3 million).

Operational EBITDA

Current Quarter

The improvement in Enterprise Inkjet Systems Operational EBITDA for the three months ended September 30, 2018 of approximately $2 million primarily reflected a lower level of investment in marketing, advertising and sales activities ($1 million).

Year to Date

The improvement in Enterprise Inkjet Systems Operational EBITDA for the nine months ended September 30, 2018 of approximately $2 million was primarily due to a lower level of investment in marketing, advertising and sales activities ($4 million) and R&D activities ($2 million) as well as service and manufacturing cost improvements ($2 million) partially offset by the lower volume of VERSAMARK service, consumables and equipment ($5 million) and unfavorable product mix and pricing for Prosper components ($2 million).

[40]

FLEXOGRAPHIC PACKAGING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$36	$34	$2	$111	$104	$7

Operational EBITDA	$8	$7	$1	$24	$21	$3
Operational EBITDA as a % of revenues	22%	21%		22%	20%

Revenues

Current Quarter

The increase in Flexographic Packaging revenues for the three months ended September 30, 2018 of approximately $2 million primarily reflected volume improvements in FLEXCEL NX consumables ($4 million) due to a larger installed base of FLEXCEL NX systems partially offset by the unfavorable impact of currency ($2 million).

Year to Date

The increase in Flexographic Packaging revenues for the nine months ended September 30, 2018 of approximately $7 million primarily reflected volume improvements in FLEXCEL NX consumables ($9 million) due to a larger installed base of FLEXCEL NX systems and the favorable impact of currency ($1 million) partially offset by declining revenues from other packaging products ($4 million).

Operational EBITDA

Current Quarter

Flexographic Packaging Operational EBITDA improved $1 million for the quarter ended September 30, 2018 primarily reflecting volume improvements in FLEXCEL NX consumables ($3 million) partially offset by increased investment in marketing and sales activities ($1 million) and the unfavorable impact of currency ($2 million).

Year to Date

The improvement in Flexographic Packaging Operational EBITDA of approximately $3 million in the nine months ended September 30, 2018 was primarily driven by volume improvements in FLEXCEL NX consumables ($6 million) partially offset by increased investment in product development, marketing and sales activities ($3 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$21	$21	$—	$61	$64	$(3)

Operational EBITDA	$—	$—	$—	$(1)	$(1)	$—
Operational EBITDA as a % of revenues	0%	0%		(2)%	(2)%

Revenues

Current Quarter

Software and Solutions revenues for the three months ended September 30, 2018 was flat primarily due to increased volume for Kodakit ($1 million) offsetting lower volume in United Workflow Solutions ($2 million).

Year to Date

The decline in Software and Solutions revenues for the nine months ended September 30, 2018 of approximately $3 million was primarily due to lower volume in United Workflow Solutions ($6 million) partially offset by increased volume for Kodakit ($2 million) and the favorable impact of currency ($1 million).

Operational EBITDA

Current Quarter

Software and Solutions Operational EBITDA for the three months ended September 30, 2018 was flat compared to the prior year quarter.

[41]

Year to Date

Software and Solutions Operational EBITDA for the nine months ended September 30, 2018 was flat compared to the prior year primarily reflecting volume declines in United Workflow Solutions ($4 million) offset by improved cost of sales ($2 million), volume improvements in Kodakit ($1 million) and a lower level of investment in marketing, advertising and sales activities ($1 million).

CONSUMER AND FILM SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$48	$55	$(7)	$144	$151	$(7)

Operational EBITDA	$(2)	$(2)	$—	$(12)	$(11)	$(1)
Operational EBITDA as a % of revenues	(4)%	(4)%		(8)%	(7)%

Revenues

Current Quarter

The decrease in Consumer and Film revenues for the three months ended September 30, 2018 of approximately $7 million was primarily due to lower brand licensing revenue ($5 million) driven by a royalty payment from the modification of a brand licensing agreement in the prior year quarter ($6 million) and volume declines in Consumer Inkjet Systems ($2 million) driven by lower sales of ink to the existing installed base of printers.

Year to Date

Consumer and Film revenues for the nine months ended September 30, 2018 declined approximately $7 million primarily reflecting volume declines in Consumer Inkjet Systems ($8 million) driven by lower sales of ink to the existing installed base of printers and lower brand licensing revenue driven by the prior year impact described above ($3 million) offset by higher volume in Industrial Film and Chemicals ($2 million) primarily due to timing of customer orders and the favorable impact of currency ($2 million).

Operational EBITDA

Current Quarter

Consumer and Film Operational EBITDA for the three months ended September 30, 2018 was flat compared with the prior year quarter primarily reflecting lower brand licensing revenue as described above ($5 million) and volume declines in Consumer Inkjet Systems ($1 million) driven by lower sales of ink to the existing installed base of printers.  The unfavorable drivers were partially offset by cost improvements in both Motion Picture ($3 million) (the prior year period had higher costs associated with a vendor transition) and in Industrial Film and Chemicals ($3 million) as well as a reduction in workers’ compensation reserves ($1 million).

Year to Date

The decrease in Consumer and Film Operational EBITDA for the nine months ended September 30, 2018 of approximately $1 million primarily reflected volume declines in Consumer Inkjet Systems ($5 million) driven by lower sales of ink to the existing installed base of printers and lower brand licensing revenue as described above ($3 million) partially offset by costs improvements in Motion Picture ($2 million) (the prior year period had higher costs associated with a vendor transition), a reduction in workers’ compensation reserves ($1 million) and the favorable impact of currency ($2 million).

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$1	$—	$1	$3	$—	$3

Operational EBITDA	$(2)	$(6)	$4	$(11)	$(21)	$10
Operational EBITDA as a % of revenues	(200)%	N/A		(367)%	N/A

Operational EBITDA

Advanced Materials and 3D Printing Technology Operational EBITDA for the quarter and nine months ended September 30, 2018 improved by approximately $4 million and $10 million, respectively, primarily due to the reduced level of investment as well as improved revenues primarily reflecting increased IP licensing and 3D Printing revenues.

[42]

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA for the three and nine months ended September 30, 2018 did not change significantly compared to the prior year periods.

A tenant that represented approximately twenty-five percent and thirty percent of segment revenues for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, did not renew its lease upon expiration in the third quarter of 2018.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $9 million and $13 million of charges for the quarter and nine months ended September 30, 2018, which were reported as Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million and $11 million during the quarter and nine months ended September 30, 2018.

The restructuring actions implemented in the first nine months of 2018 are expected to generate future annual cash savings of approximately $17 million. These savings are expected to reduce future annual Cost of revenues, SG&A, and R&D expenses by $6 million, $8 million, and $3 million, respectively.  Kodak began realizing a portion of these savings in the first nine months and expects the majority of the annual savings to be in effect by the end of the first quarter of 2019 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(in millions)	2018	2017
Cash, cash equivalents and restricted cash	$256	$369

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2018	2017	Change
Cash flows from operating activities:
Net cash used in operating activities	$(79)	$(77)	$(2)
Cash flows from investing activities:
Net cash used in investing activities	(16)	(25)	9
Cash flows from financing activities:
Net cash used in financing activities	(10)	(19)	9
Effect of exchange rate changes on cash	(7)	9	(16)
Effect of exchange rate changes on restricted cash	(1)	—	(1)
Net decrease in cash, cash equivalents and restricted cash	$(113)	$(112)	$(1)

Operating Activities

Net cash used in operating activities increased $2 million for the nine months ended September 30, 2018 as compared with the corresponding period in 2017.

Investing Activities

Net cash used in investing activities decreased $9 million for the nine months ended September 30, 2018 as compared with the corresponding period in 2017 due to an increase in proceeds received from sales of assets and a lower level of capital improvements.

Financing Activities

Net cash used in financing activities decreased $9 million in the nine months ended September 30, 2018 as compared with the corresponding period in 2017 primarily due to the payment of contingent consideration related to the sale of a business in the third quarter of 2017 with no such payment yet in 2018.

[43]

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended Credit Agreement. The Amended Credit Agreement had $24 million of net availability (“Excess Availability”) as of September 30, 2018. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At September 30, 2018 and December 31, 2017 approximately $122 million and $172 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $116 million and $172 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.  As of September 30, 2018, outstanding inter-company loans to the U.S. were $379 million which includes short-term inter-company loans from Kodak’s international finance center of $81 million.  In China, where approximately $60 million of cash and cash equivalents was held as of September 30, 2018, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) and the Amended Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

As of September 30, 2018 and December 31, 2017, Kodak had funded $0 million and $6 million, respectively, to the Eligible Cash account held with the Amended and Restated Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

During the second quarter of 2017, the Company reduced the amount of outstanding letters of credit issued under the Amended Credit Agreement by $20 million, which increased the amount of Excess Availability by a corresponding amount, enabling the Company to release Eligible Cash. The reduction of outstanding letters of credit was primarily attributable to the substitution of partially collateralized surety bonds in place of outstanding letters of credit.  As a result of the Company’s current credit ratings, the Company was required to provide $6 million in letters of credit to the issuers of the surety bonds during the third quarter of 2018.  The Company could be required to provide up to an additional $13 million of letters of credit to the issuers of the surety bonds in the future to fully collateralize the bonds.

Under the Amended Credit Agreement, if Excess Availability ($24 million at September 30, 2018) falls below 12.5% of lender commitments ($18.75 million at September 30, 2018), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the Amended Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the Amended Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of September 30, 2018, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of September 30, 2018, Kodak is in compliance with all covenants under the Amended Credit Agreement.  As of September 30, 2018 Fixed Charges exceeded EBITDA (as defined in the Amended Credit agreement) by approximately $17 million.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio (the only financial covenant in the Term Credit Agreement) not to exceed 2.75 to 1.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement.  As of September 30, 2018, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratio by approximately $31 million.

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $3 million and $8 million for the quarter and nine months ended September 30, 2018, respectively, which represents 1% of Kodak’s consolidated sales for both periods.  Collectively, these subsidiaries had assets of $25 million as of September 30, 2018, which represents 2% of Kodak’s consolidated assets as of September 30, 2018.

The designation of these subsidiaries as Unrestricted Subsidiaries increased the amount by which the Company’s EBITDA, as calculated under the Term Credit Agreement and the Amended Credit Agreement, exceeded the amount of EBITDA needed to satisfy the Net Secured Leverage Ratio

[44]

covenant of 2.75 to 1.0 by $20 million and the Fixed Charge Coverage Ratio of 1.0 to 1.0 by $22 million in September 2018.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

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

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $11 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2018.  For the balance of 2018, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $6 million.

Cash flow from investing activities included $24 million of capital expenditures for the nine months ended September 30, 2018.  Kodak expects approximately $27 million to $35 million of total capital expenditures for 2018.

Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates.  The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan and is designed to meet increasing demand. The new production line is expected to be in full production by mid-2019 and will initially focus on supplying FLEXCEL NX Plates to customers in the United States, Canada and Latin America.  Kodak invested approximately $7 million in 2017 and approximately $6 million in the first nine months of 2018.  The investment for the full year 2018 is expected to be approximately $8 million and the total investment for the project is expected to be approximately $15 million.

In June 2012, Kodak filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (IRS). The request related to a potential double taxation issue with respect to patent licensing royalty payments received by Kodak in 2010. In October 2018, an agreement was reached by the IRS and Korean National Tax Service, resulting in a partial refund of Korean withholding taxes in the amount of $32 million. Kodak had previously agreed with the licensee that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between Kodak and the licensee.  Kodak received the $16 million net payment in the fourth quarter of 2018.

The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) an acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  The Company also has issued approximately $85 million and $96 million of letters of credit under the Amended Credit Agreement as of September 30, 2018 and December 31, 2017, respectively.  Should the Company not repay, refinance or extend the maturity of the loans under the existing First Lien Term Credit Agreement prior to June 5, 2019, the termination date will occur under the Amended Credit Agreement on such date unless the Amended Credit Agreement has been amended in the interim.  Upon the occurrence of the termination date under the Amended Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the Amended Credit Agreement. In October 2018, Kodak entered into a non-binding work letter with an existing lender under the Term Credit Agreement and another potential financing source, which outlines the terms and conditions of a proposed new term loan facility. The proceeds from the proposed new facility, if consummated, would be used to refinance the loans under the Term Credit Agreement in full. The non-binding work letter replaces the non-binding letter of intent entered into during the third quarter of 2018. Under the non-binding work letter, Kodak has agreed to work exclusively with the potential financing sources to reach a binding commitment letter setting out the key terms of the proposed new facility. Kodak is currently in negotiations with the potential financing sources regarding the terms of the proposed new facility, however, there can be no assurance that Kodak and the potential financing sources will reach a binding commitment letter on such terms. Exclusive negotiations between Kodak and the potential financing sources expire on November 12, 2018 in accordance with the terms of the non-binding work letter.

Kodak has retained an investment banker in connection with a sale of its Flexographic Packaging segment and is in negotiations on an exclusive basis to sell this segment.  Net proceeds from any sale of Kodak’s Flexographic Packaging segment will be used to reduce outstanding term loan debt.  The Secured Leverage Ratio is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement. The consolidated EBITDA, as calculated under the Term Credit Agreement, could be adversely affected by the sale process or the sale of the Flexographic Packaging segment, which could result in non-compliance with a debt covenant.

Additionally, Kodak is facing liquidity challenges due to negative cash flow.  Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due.  Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales, including the sale of the Flexographic Packaging segment; further restructuring Kodak’s cost structure; and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs. Kodak is also exploring options regarding additional liquidity from other sources.

[45]

The sale of the Flexographic Packaging segment and/or refinancing of the loans under the Term Credit Agreement are not solely within Kodak’s control.  Executing agreements for the sale or a refinancing of the Term Credit Agreement and the timing for a closing of the sale or a refinancing of the Term Credit Agreement are dependent upon several external factors outside Kodak’s control, including but not limited to, the ability of the Company to reach acceptable agreements with different counterparties and the time required to meet conditions to closing under a sale agreement or credit facility.

Kodak makes no assurances regarding the likelihood, certainty or timing of consummating any asset sales, including of the Flexographic Packaging segment, or refinancing of the Company’s existing debt, or regarding the sufficiency of any such actions to meet Kodak’s debt obligations, including compliance with debt covenants, or other commitments in the U.S. as they come due.

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

[46]

Part II. Other Information

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2018, Kodak maintained accruals of approximately $4 million for claims aggregating approximately $151 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Kodak operates in rapidly changing economic and technological environments which present numerous risks, many of which are driven by factors it cannot control or predict. Certain factors may have a material adverse effect on its business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below in addition to other information contained in this Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes, and the information in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017 and the Company’s quarterly report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. The following discussion of “risk factors” identifies Kodak’s assessment of the most significant factors which may adversely affect its business, operations, financial position or future financial performance.  Additional risks and uncertainties Kodak is unaware of, or currently believes are not material, may also become important factors which could adversely affect its business, operations, financial position or future financial performance.

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

[47]

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

[48]

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

[49]

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

[50]

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

[51]

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

Kodak receives, processes, transmits and stores information relating to identifiable individuals (personal information), both in its role as a technology provider and as an employer. As a result, Kodak is subject to numerous U.S. federal and state and foreign laws and regulations relating to personal information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. In Europe, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018 for all European Union (“EU”) member states. The GDPR includes operational requirements for companies receiving or processing personal data of EU residents that are partially different from those previously in place and includes significant penalties for non-compliance. This change, as well as any other change to existing laws, the introduction of new laws in this area, or the failure to comply with existing laws that are applicable, may subject Kodak to, among other things, additional costs or changes to its business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on its ability to obtain and process information and allegations by its customers and clients that it has not performed its contractual obligations. At the same time, the risk of cyber-attacks is relevant to the requirements regarding storage, transfer, sharing and handling of personal information.

[52]

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

[53]

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

[54]

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

[55]

Regulations related to “conflict minerals” may require Kodak to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing Kodak’s products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has designed its overall conflict minerals policies and procedures to be consistent with the guidance issued by the Organization for Economic Co-operation and Development (“OECD”), and continues to perform due diligence on its supply chain.  Kodak filed its most recent Conflict Minerals Disclosure report for the reporting period from January 1, 2017 to December 31, 2017 on May 31, 2018.  As of the date of the report, Kodak determined certain of its products contain such specified minerals, but was unable to determine whether or not such minerals originate from the DRC or an adjoining country.  Kodak may incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require all of the components of its products be certified as conflict-free, which could place it at a competitive disadvantage if it is unable to do so. Because Kodak’s supply chain is complex, it may also not be able to sufficiently verify the origins of the relevant minerals used in its products through its due diligence procedures, which may harm its reputation.

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

Because of Kodak’s current non-investment grade credit ratings, and/or general conditions in the financial and credit markets, its access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost. The loans made under the First Lien Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the First Lien Term Credit Agreement).  The Company has issued approximately $85 million and $96 million of letters of credit under the Amended Credit Agreement as of September 30, 2018 and December 31, 2017, respectively.  Should the Company not repay, refinance or extend the maturity of the loans under the existing First Lien Term Credit Agreement prior to June 5, 2019, the termination date will occur under the Amended Credit Agreement on such date unless the Amended Credit Agreement has been previously amended.  Upon the occurrence of the termination date under the Amended Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the Amended Credit Agreement.

Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the Credit Agreements;
•	obtaining a consent from the holders of Series A Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series A Preferred Stock;

[56]

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

In carrying out its commercial business strategy, the current non-investment grade credit ratings have resulted and will likely continue to result in requirements that Kodak either prepay obligations or post significant amounts of collateral to support its business. Additionally, the current non-investment grade credit ratings may limit its ability to obtain additional sources of liquidity, refinance its debt obligations, including any mandatory redemption of its Series A Preferred Stock, or access the capital markets at the lower borrowing costs which would presumably be available to competitors with higher or investment grade ratings. Should its ratings continue at their current levels, or should its ratings be further downgraded, it would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.  In particular, if the Company’s credit ratings were to decline it would be required to provide up to $13 million of letters of credit to the issuers of certain surety bonds to fully collateralize such bonds.

The availability of borrowings and letters of credit under the ABL Credit Agreement is limited by the amount of various types of assets and, under certain circumstances, the administrative agent under the ABL Credit Agreement will have greater control over Kodak’s cash.

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment and Eligible Cash less specified reserves as described in Note 6, “Debt and Capital Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past four years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.  If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $85 million of outstanding letters of credit and the $18.75 million of Excess Availability required under the ABL Credit Agreement, the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.  Additional cash deposited in the Eligible Cash account would be classified as restricted cash, would not be available to support ongoing working capital and investment needs and could not be used in determining the Net Secured Leverage Ratio under the First Lien Term Credit Agreement.  If the administrative agent under the ABL Credit Agreement executed cash dominion, it would increase operational complexities for the Company.  An event of default would occur under these circumstances if neither of these alternatives were achieved.

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

[57]

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

[58]

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2018

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2018

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
August 1 through 31	19,905	$3.24	n/a	n/a
Total	19,905

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

[59]

Items 3 and 4.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

[60]

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

[61]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date November 9, 2018	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[62]