Form 10-K
period 2018-12-31
EASTMAN KODAK CO
filed 2019-04-01
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2018 was approximately $67 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of March 1, 2019 was 42,974,257 shares of common stock.

Eastman Kodak Company

Form 10-K

December 31, 2018

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

Kodak provides directly, and through partnerships with other innovative companies, hardware, software, consumables and services to customers in graphic arts, commercial print, publishing, electronic displays, entertainment and commercial films, and consumer products markets.  With its world-class R&D capabilities, innovative solutions portfolio and highly trusted brand, Kodak is helping customers around the globe to sustainably grow their own businesses and enjoy their lives.

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

Kodak’s consolidated financial statements have been prepared on the going concern basis of accounting, which assumes Kodak will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Refer to Note 1, “Summary of Significant Accounting Principles” in the Notes to Financial Statements for additional information.

The Company was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey.  Kodak is headquartered in Rochester, New York.

REPORTABLE SEGMENTS

Kodak has six reportable segments:  Print Systems, Enterprise Inkjet Systems, Software and Solutions, Consumer and Film, Advanced Materials and 3D Printing Technology and Eastman Business Park.

Print Systems

The Print Systems segment is comprised of Prepress Solutions, which includes Kodak’s digital offset plate offerings and computer-to-plate imaging solutions, and Electrophotographic Printing Solutions, which offers high-quality digital printing solutions using electrically charged toner-based technology.  The Print Systems segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging.  While the businesses in this segment are experiencing pricing pressure, innovations in Kodak product lines that can command premium prices offset some of the long-term market price erosion.

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

Prices for aluminum have risen over the past year, in part due to strong global demand and more recently due to the imposition of U.S. tariffs. Kodak seeks to mitigate the impact of high aluminum prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.  In January 2019, Kodak received exemptions on U.S. tariffs for aluminum.

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

•	Net sales for Prepress Solutions accounted for 58% of Kodak’s total net revenue for each of the years ended December 31, 2018 and 2017.
•	Electrophotographic Printing Solutions:
•	NEXPRESS printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.
•	DIGIMASTER printers use monochrome electrophotographic printing technology for transactional printing, short-run books, corporate documentation, manuals and direct mail.
•	Net sales for Electrophotographic Printing Solutions accounted for 10% of Kodak’s total net revenue for each of the years ended December 31, 2018 and 2017.

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

•

The focus of the Prosper business is on developing the next generation platform, Ultrastream, with solutions that place writing systems in original equipment manufacturers (OEM) as well as direct sale press products that widens its reach into applications for packaging and décor and expands the substrate range to include plastics.  The Prosper business secured its first agreement in the fourth quarter of 2018 with an industry OEM, who will integrate Ultrastream in a packaging press solution.

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

Net sales for Enterprise Inkjet Systems accounted for 10% of Kodak’s total net revenue for each of the years ended December 31, 2018 and 2017.

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

•	Unified Workflow Solutions:

•

Unified Workflow Solutions offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak systems and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process.  Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with systems sold to many of the largest printing and packaging establishments around the world.  The Unified Workflow Solutions business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency. Products and services are sold directly by Kodak and indirectly through dealers.  The markets that Unified Workflow Solutions serves are highly competitive.  Key customer segments each face competitive market pressure in pricing and new product introduction.  Primary competitors include Heidelberg, Agfa, Fuji, and Esko.

•	Kodak Technology Solutions:

•

KSB assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides business process outsourcing services, scan and capture solutions, records conversion services, workflow solutions, content management and print and managed media services that assist customers with solutions that meet their business requirements.   KSB has expertise in the capture, archiving, retrieval and delivery of documents including in-depth knowledge of handling legacy media.  KSB serves enterprise customers primarily in the banking, insurance and government sectors.  Digitization and document management services are provided by a variety of players, both global and local, in a market that varies significantly in terms of quality and pricing of services provided.

•

Kodakit is a platform that connects businesses with professional photographers to cater to their photography needs.  Customers include global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

Consumer and Film

The Consumer and Film segment is comprised of three lines of business: Consumer Products, Industrial Film and Chemicals, and Motion Picture.  Kodak’s Consumer and Film products are distributed directly by Kodak and indirectly through dealers.  Brand licensees use the Kodak brand on their products and use their own distribution channels.  Two Industrial Film and Chemicals customers represented approximately 30 percent of total Consumer and Film segment revenues.  China tariffs on U.S. made film are increasing material costs in China for printed circuit board film. Prolonged trade disputes with increasing tariffs could have incremental negative impacts on material costs.

•	Consumer Products:
•

Includes licensing of the Kodak brand to third parties.  Kodak currently licenses its brand for use with a range of products including batteries, digital and instant print cameras and camera accessories, printers, and LED lighting.  Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments.

•	Consumer Inkjet Solutions, which involves the sale of ink to an existing installed base of consumer inkjet printers.
•	3rd party sales of specialty inks and dispersions.
•	Kodak developed consumer products.

•	Industrial Film and Chemicals:
•	Offers industrial film, including films used by the electronics industry to produce printed circuit boards, as well as professional and consumer still photographic film
•	Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals.

•	Motion Picture:
•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.
•	Kodak motion picture film processing laboratories offering onsite processing services at strategic locations in the U.S. and Europe.

Net sales for Motion Picture and Industrial Film and Chemicals accounted for 12% and 11% of Kodak’s total net revenue for the years ended December 31, 2018 and 2017, respectively.

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

The Advanced Materials and 3D Printing Technology segment will also pursue partnership opportunities to commercialize materials and printed electronics technologies.  These partnerships may include non-recurring engineering payments for Kodak efforts to further develop such technologies into products.  Further, the Advanced Materials and 3D Printing Technology segment provides a wide range of analytical services and non-recurring engineering services to external clients at market rates for such services.

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

Eastman Business Park

The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex in Rochester, New York and the leasing activities related to that space. A large portion of this facility is used in Kodak’s own manufacturing and other operations, while the remaining portion is occupied by external tenants or available for rent to external tenants.  Three tenants represented approximately 50% of total Eastman Business Park segment revenues in 2018.  A tenant that represented approximately 20% of segment revenues for the year ending December 31, 2018 did not renew its lease upon expiration in the third quarter of 2018.

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Flexographic Packaging business.  Refer to Note 27, “Discontinued Operations” in the Notes to Financial Statements for additional information.

RAW MATERIALS

The raw materials used by Kodak are many and varied and are generally readily available.  Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  Kodak procures lithographic aluminum coils from several suppliers with pricing based, in part, on either prevailing market prices for aluminum or on fixed prices for aluminum agreed to up to one year prior.   Electronic components are used in the manufacturing of commercial printers and other electronic devices.  The film and chemicals business uses many raw materials from a broad range of suppliers.  Most electronic components, raw materials and other components are generally available from multiple sources.  However, certain key electronic components, raw materials and other components included in the finished goods manufactured by Kodak and manufactured by and purchased from Kodak’s third-party suppliers are obtained from single or limited sources, which subjects Kodak to supply risks.

SEASONALITY OF BUSINESS

Equipment and plate unit sales generally are higher in the fourth quarter, resulting from customer or industry budgeting practices and buying patterns.

RESEARCH AND DEVELOPMENT

Kodak's general practice is to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to Kodak's ability to provide industry-leading products.  Kodak holds portfolios of patents in several areas important to its business, including specific technologies such as flexographic and lithographic printing plates and related equipment systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems including key press components and toners; commercial inkjet writing systems and components, presses and inks; consumer inkjet inks and media; functional printing materials, formulations, and deposition modalities; engineered microparticles for specific functions; security materials; embedded information; and color negative films, processing and print films.  Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak's overall business performance.

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

EMPLOYMENT

At the end of 2018, Kodak employed the full time equivalent of approximately 5,400 people globally, of whom approximately 2,300 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

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

If Kodak cannot successfully manage and complete the divestiture of the Flexographic Packaging Division, the Company’s strategic objectives and financial condition could be adversely impacted, as well as Kodak’s ability to meet debt obligations including compliance with debt covenants and other commitments as they become due.

On November 11, 2018, Kodak entered into a definitive agreement to sell its Flexographic Packaging Division to Montagu Private Equity LLP.  The transaction is expected to close as early as April 8, 2019, subject to the satisfaction of closing conditions.  The net proceeds from the transaction will be used by Kodak to reduce outstanding term debt. The Company expects that the remaining outstanding term debt will be refinanced and/or repaid using cash proceeds from capital-raising activities.

Successfully executing and completing the divestiture transaction may be costly, difficult, and time consuming, and may require varying levels of management resources, which may divert our attention from other business obligations. The divestiture transaction may not close within the expected timeframe, which could impact Kodak’s ability to meet debt obligations and compliance with debt covenants. We could also experience greater dis-synergies than expected and the impact of the divestiture on our results of operations could be greater than anticipated.

Kodak makes no assurances regarding the likelihood, certainty or timing of consummating any asset sales, including the Flexographic Packaging Division, refinancing of the Company’s existing debt, or regarding the sufficiency of any such actions to meet Kodak’s debt obligations, including compliance with debt covenants, and to eliminate substantial doubt about Kodak’s ability to continue as a going concern.

The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate its business.

Kodak has not generated positive operating cash flows over the past five years and, based on forecasted cash flows, there are uncertainties regarding its ability to meet commitments in the U.S. as they come due.  The Print Systems segment is its largest segment and has had declining revenues and segment earnings which are expected to continue to decline.  Kodak expects to close the sale of its Flexographic Packaging Division which has been growing.  Kodak’s stable and remaining growth businesses may not grow or continue to generate the same or enough cash flow to offset businesses with declining cash flows and investments needed for certain growth businesses.  It may take Kodak longer to generate positive cash flow from operations than planned, which would have a material adverse effect on its liquidity and financial position.  If Kodak is unable to generate positive cash flow from operations in the future or to adequately supplement such cash flow from operations with proceeds from the sale of businesses or assets or other monetization transactions, its ability to continue as a going concern could be impaired or limited.

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

If Kodak cannot fund its liquidity needs, it will have to take actions, such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in its ability to provide products and services, reduce its ability to raise additional capital and delay sustained profitability. There are no assurances any of these actions could, if necessary, be taken on commercially reasonable terms, or at all, or they would satisfy Kodak’s liquidity needs.  In addition, if it were able to incur additional debt, the risks associated with the Company’s substantial leverage, including the risk it will be unable to service its debt, generate cash flow sufficient to fund its liquidity needs, or maintain compliance with the covenants in the Credit Agreements, could significantly increase.

Kodak’s inability to effectively complete and manage strategic transactions could adversely impact its business performance, including its financial results.

As part of Kodak’s strategy, it may be engaged in discussions with third parties regarding possible divestitures, asset sales, spin-offs, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further its business objectives.  In order to successfully pursue its strategic transaction strategy, it must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses, particularly following the sale of the Flexographic Packaging Division. Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously.  There are no assurances Kodak will be able to consummate any strategic transactions which it undertakes or, if consummated, Kodak will achieve the benefits sought to be achieved from such strategic transactions.  If Kodak fails to identify and successfully complete transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on its revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect its financial results.

If Kodak is unable to successfully develop, fund and commercialize products in certain businesses upon which it is focused or do so within an acceptable timeframe, its financial performance could be adversely affected.

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

Kodak may seek to enter into transactions which may include acquiring or combining with other businesses. It may not be able to identify suitable acquisition or combination opportunities or finance and complete any particular acquisition or combination successfully. Furthermore, acquisitions and combinations involve a number of risks and challenges, including:

•	the ability to obtain required regulatory and other approvals;
•	the need to integrate acquired or combined operations with its business;
•	potential loss of key employees;

•	difficulty in evaluating operating costs, infrastructure requirements, environmental and other liabilities and other factors beyond its control;
•	wrong, inaccurate or changing business assumptions on which such acquisitions or combinations are predicated;
•	potential lack of operating experience in new business or geographic areas;
•	an increase in its expenses and working capital requirements;
•	management’s attention may be temporarily diverted; and
•	the possibility it may be required to issue a substantial amount of additional equity or debt securities or assume additional debt in connection with any such transactions.

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

Due to the nature of the products it sells and Kodak’s worldwide distribution, Kodak is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity costs which may adversely impact its results of operations and financial position.

As a result of Kodak’s global operating and financing activities, it is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.  Exchange rates and interest rates in markets in which it does business tend to be volatile and, at times, its sales and profitability can be negatively impacted across all its segments depending upon the value of the U.S. dollar and other major currencies such as the euro, the Japanese yen, the British pound and the Chinese yuan. In addition, Kodak’s products contain aluminum, silver, petroleum-based or other commodity based raw materials, the prices of which have been, and may continue to be, volatile. In the case of aluminum, recently imposed tariffs may give rise to future cost increases.  If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on its revenue and earnings.

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

In June 2016, the United Kingdom (the “UK”) held a referendum in which voters opted for the country’s exit from the EU, commonly referred to as Brexit and, accordingly, the UK is scheduled to leave the EU on April 12, 2019 (unless delayed). The UK government has been negotiating with the EU on terms for such exit but no agreement has yet been reached. Leaving without any agreement on terms would lead to disruption to UK/EU trade. However, we have put appropriate plans in place for continuity of supply and purchase of products, although there is likely to be some limited cost impact associated with these plans.

The prospect of Brexit has also caused global stock market volatility and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. There may also be broader uncertainty over the position the United States will take with respect to certain treaty and trade relationships with other countries. This uncertainty may impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with our company, (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets and (iv) general global economic conditions. All of these factors are outside of our control but may cause us to adjust our strategy in order to compete effectively in global markets and could adversely affect our business, financial condition, operating results and cash flows.

If Kodak is unable to successfully develop or commercialize new products or do so in a timely manner, its business, financial position and operating results may suffer.

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

The loss of one or more of Kodak’s key personnel, or its failure to attract and retain other highly qualified personnel in the future, could harm its business.

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

Suppliers may choose to unilaterally withhold products, components or services. In addition, Kodak may experience shortages in supply and disruptions in service as a result of unexpected demand, transportation and logistical limitations, and/or disruptions or production difficulties at its suppliers, such as disruptions due to fires, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of its suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from its suppliers, Kodak may be unable to meet its customer commitments, its costs could be higher than planned, and its cash flows and the reliability of its products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee it will be successful in preventing or mitigating the effects of unilateral actions by its suppliers. Other supplier problems that Kodak could encounter include electronic component shortages, excess supply, risks related to the duration and termination of its contracts with suppliers for components and materials and risks related to the ability to obtain products, components or services from single source suppliers on favorable terms or at all. The realization of any of these risks, should alternative third-party relationships not be established, could cause interruptions in supply or increases in costs which might result in Kodak’s inability to meet customer demand for its products, damage to its relationships with its customers, and reduced market share, all of which could adversely affect its results of operations and financial condition.

Any significant negative change in the payment terms that Kodak has with its suppliers could adversely affect its liquidity.  There is a risk that Kodak’s key suppliers could respond to any actual or apparent decrease in or any concern with its financial results or liquidity by requiring or conditioning their sale of goods or services to Kodak on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery, or shorter payment terms. Kodak’s need for additional liquidity could significantly increase and its supply could be materially disrupted if a significant portion of its key suppliers and vendors took one or more of the actions described above, which could have a material adverse effect on its sales, customer satisfaction, cash flows, liquidity and financial position.

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

Kodak could be adversely impacted by a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of its IT networks and related systems or of those it operates for certain of its customers.

To effectively manage Kodak’s global business, it depends on secure and reliable information technology systems with accurate data. These systems and their underlying infrastructure are provided by a combination of Kodak and third-parties, and if unavailable or unreliable, could disrupt Kodak’s operations, causing delays or cancellation of customer orders, impeding the manufacturing or delivery of products, delaying the reporting of financial results, or impacting other business processes critical to running its business.

Kodak’s IT systems contain critical information about its business, including intellectual property and confidential information of its customers, business partners, and employees.  Cyber-attacks or defects in its systems could result in this proprietary information being disclosed or modified, which could cause significant damage to its business or its reputation.  Kodak has system controls and security measures in place that are designed to protect its IT systems against intentional or unintentional disruptions of its operations or disclosure of confidential information, but it may not be able to implement solutions that result in stopping or detecting all of these threats to its internal information systems or those of its third-party providers.  A breach of Kodak’s security measures could result in unauthorized access to and misuse of its information, corruption of data, or disruption of operations, any of which could have a material adverse impact on its business.

Kodak also provides IT-based products and services to its customers, and operates services used by its customers and hosted by Kodak, both businesses and consumers, and a breach of its security or reliability measures, or those of its third-party service providers, could negatively impact its customers’ operations or data privacy.

Attacks on information technology systems continue to grow in frequency, complexity and sophistication, and Kodak is regularly targeted by unauthorized parties using malicious tactics, code and viruses. It has programs in place to prevent, detect and respond to data or cyber security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, Kodak may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures.

Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, economic and trade sanctions, and similar laws could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition, or have other adverse consequences.

Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which could adversely impact Kodak’s business.  Kodak has a global operating presence, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business.  Kodak is also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others.  In addition, Kodak is subject to anti-money laundering laws and regulations.

Kodak has implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and it is continuously in the process of reviewing, upgrading and enhancing certain of its policies and procedures. However, there can be no assurance that its employees, consultants or agents will not take actions in violation of its policies for which it may be ultimately responsible, or that its policies and procedures will be adequate or will be determined to be adequate by regulators.  Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of Kodak’s business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage its reputation and have a materially adverse effect on its results of operation or financial condition.

Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition.

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

Upon emergence from bankruptcy, Kodak applied fresh start accounting pursuant to which the reorganization value was allocated to the individual assets and liabilities based on their estimated fair values. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill. In connection with fresh start, Kodak also determined the fair value of its other long-lived assets, including intangible assets. The determination of reorganization value, equity value of the Company’s common stock and fair value of assets and liabilities is dependent on various estimates and assumptions, including financial projections and the realization of certain events. Kodak tests goodwill and indefinite lived intangible assets for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Kodak evaluates other long-lived assets for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairments could occur in the future if Kodak’s expected future cash flows decline, market or interest rate environments deteriorate, or if carrying values change materially compared with changes in their respective fair values.

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

Because Kodak is seeking to expand its sales and number of customer relationships outside the United States, including in emerging markets in Asia, Latin America and Eastern Europe, Kodak’s business is subject to risks associated with doing business internationally, such as:

•	support of multiple languages;
•	recruitment of sales and technical support personnel with the skills to design, manufacture, sell and supply products;
•	compliance with governmental regulation of imports and exports, including obtaining required import or export approval for its products;
•	complexity of managing international operations;
•	exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices which may favor local competition and the imposition of tariffs on products or raw materials imported into or exported from the U.S.;
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

Kodak is subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining Kodak’s worldwide provision for income taxes.  In the course of its business, there are transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the Tax Cuts and Jobs Act (“2017 Tax Act”) may continue to require the exercise of significant judgment in accounting for its provisions. Many aspects of the 2017 Tax Act are unclear and may not be clarified for some time.  As regulations and guidance evolve with respect to the 2017 Tax Act, and as Kodak gathers more information and performs more analysis, Kodak’s results may differ from previous estimates and may materially affect our financial position.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has designed its overall conflict minerals policies and procedures to be consistent with the guidance issued by the Organization for Economic Co-operation and Development (“OECD”) and continues to perform due diligence on its supply chain.  Kodak filed its most recent Conflict Minerals Disclosure report for the reporting period from January 1, 2017 to December 31, 2017 on May 31, 2018.  As of the date of the report, Kodak determined certain of its products contain such specified minerals but was unable to determine whether or not such minerals originate from the DRC or an adjoining country.  Kodak may incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require all of the components of its products be certified as conflict-free, which could place it at a competitive disadvantage if it is unable to do so. Because Kodak’s supply chain is complex, it may also not be able to sufficiently verify the origins of the relevant minerals used in its products through its due diligence procedures, which may harm its reputation.

Risks Related to the Company’s Indebtedness and Access to Capital Markets

There can be no assurance the Company will be able to comply with the terms of its various credit facilities.

A breach of any of the financial or other covenants contained in the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) or the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”) could result in an event of default under these facilities. If any default or event of default occurs and the Company is not able to either cure it or obtain a waiver from the requisite lenders under each of these facilities, the administrative agent of each credit facility may, and at the request of the requisite lenders for that facility must, declare all of the Company’s outstanding obligations under the applicable credit facility, together with accrued interest and fees, to be immediately due and payable.  In addition, the agent under the ABL Credit Agreement may, and at the request of the requisite lenders must, terminate the lenders’ commitments under that facility and cease making further loans. If applicable, each respective agent could institute foreclosure proceedings against the pledged assets. Any of these outcomes would likely have an adverse effect on the Company’s operations and its ability to satisfy its obligations as they come due.

The lenders under the Term Credit Agreement may take the position that the going concern explanatory paragraph contained in the audit report on Kodak’s financial statements as of and for the year ended December 31, 2018 does not satisfy the reporting covenant under the Term Credit Agreement.  Under the Term Credit Agreement, if notice of a failure to comply with the reporting covenant is given to Kodak by the lenders, an event of default would occur thereunder if such failure is not cured within thirty days after such notice is given, unless such event of default is waived by the requisite lenders. On March 31, 2019 Kodak obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant in the ABL Credit Agreement that may be deemed to occur in relation to the going concern explanatory paragraph in the audit report. Such waiver does not waive any cross-default that may occur in the event of the occurrence of an event of default under the Term Credit Agreement, as described above.  For more information on the reporting covenants under the Credit Agreements and the potential impact of the explanatory paragraph in the audit report refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

The combination of covenant requirements in the Term Credit Agreement and Kodak’s on-going investment in growth businesses, a decline in Strategic Other Business or an accelerated decline in its Planned Declining Business or continuing softness and volatility of global economic conditions and foreign currency exchange rates, could make it difficult for the Company to satisfy the leverage covenants under the Term Credit Agreement on an on-going basis.

The Company is obligated to comply with a number of financial and other covenants contained in the Credit Agreements.  Kodak intends to conduct its operations in a manner which will result in continued compliance with the secured leverage ratio covenants under the Term Credit Agreement; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction. If the Company is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Credit Agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Credit Agreements to be immediately due and payable.

We may require additional capital funding and such capital may not be available to us and/or may be limited.

Because of Kodak’s current non-investment grade credit rating and financial condition, and/or general conditions in the financial and credit markets, its access to the capital markets is limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost. The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  The Company has issued approximately $85 million and $96 million of letters of credit under the ABL Credit Agreement as of December 31, 2018 and 2017, respectively.

Should the Company not repay, refinance or extend the maturity of the loans under the existing Term Credit Agreement prior to June 5, 2019, the termination date will occur under the ABL Credit Agreement on such date unless the ABL Credit Agreement has been previously amended.  Upon the occurrence of the termination date under the ABL Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the ABL Credit Agreement.

Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the Credit Agreements;
•	obtaining a consent from the holders of Series A Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series A Preferred Stock;
•	investor confidence in Kodak and the markets in which it operates;
•	its financial performance and the financial performance of its subsidiaries;
•	its levels of debt and redemption obligations, including the mandatory redemption of the Series A Preferred Stock on November 15, 2021;
•	its ability to complete the sale of its Flexographic Packaging Division;
•	its ability to consummate other asset sales or monetization transactions;
•	its ability to generate positive cash flow;
•	its requirements for posting collateral under various commercial agreements;
•	its credit ratings;
•	its cash flow;
•	its long-term business prospects; and
•	general economic and capital market conditions.

Kodak may not be successful in obtaining additional capital for these or other reasons. An inability to access capital is likely to limit its ability to meet its operating needs and, as a result, may have a material adverse effect on its financial condition, results of operations and cash flows.  In particular, Kodak does not have committed refinancing or the liquidity to meet the debt obligations under the Term Credit Agreement and ABL Credit Agreement if they were to become due in accordance with their current terms, and there are no assurances Kodak will be able to amend, extend, refinance or repay the loans under the Term Credit Agreement or, as necessary, its obligations under the ABL Credit Agreement before they become due.  If Kodak is unable to amend, extend or refinance the Term Credit Agreement or ABL Credit Agreement before they become due, its ability to continue as a going concern would likely be impaired.

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

In carrying out its commercial business strategy, the current non-investment grade credit ratings have resulted and will likely continue to result in requirements that Kodak either prepay obligations or post significant amounts of collateral to support its business. Additionally, Kodak’s current non-investment grade credit rating and financial condition may limit its ability to obtain additional sources of liquidity, refinance its debt obligations, including any mandatory redemption of its Series A Preferred Stock, or access the capital markets at the lower borrowing costs which would presumably be available to competitors with a higher or investment grade rating or stronger financial condition. Should its ratings continue at their current levels, or should its ratings be further downgraded, it would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.  In particular, given the Company’s current credit ratings it would be required, if requested, to provide up to $13 million of additional letters of credit to the issuers of certain surety bonds to fully collateralize such bonds.

The availability of borrowings and letters of credit under the ABL Credit Agreement is limited by the amount of various types of assets and, under certain circumstances, the administrative agent under the ABL Credit Agreement will have greater control over Kodak’s cash.

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment and Eligible Cash less specified reserves as described in Note 9, “Debt and Capital Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past four years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.  If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $85 million of outstanding letters of credit and the $18.75 million of Excess Availability required under the ABL Credit Agreement, the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.  Additional cash deposited in the Eligible Cash account would be classified as restricted cash, would not be available to support ongoing working capital and investment needs and could not be used in determining the Net Secured Leverage Ratio under the Term Credit Agreement.

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

Also, whenever dividends on the Series A Preferred Stock are in arrears for six or more dividend periods, the holders of Series A Preferred Stock (voting with holders of all other classes of preferred stock of the Company whose voting rights are then exercisable) are entitled to vote for the election of two additional directors at the Company’s next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside (during which time the number of directors the current holders of Series A Preferred Stock are entitled to nominate under the Purchase Agreement will be reduced by two). As a result, the presence of directors on the Board nominated by the current holders of Series A Preferred Stock or elected by the holders of Series A Preferred Stock would enable such current holders or the holders of Series A Preferred Stock to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board. As of April 1, 2019, the Company is in arrears for two dividend payments.

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

The Company has registered the resale of securities representing approximately 60% of its outstanding shares of common stock assuming the issuance of all common stock issuable upon the conversion of the Series A Preferred Stock or the exercise of the warrants corresponding to shares of common stock registered for resale.  Although the holders of the subject securities consist of several unaffiliated groups, these holders collectively have a controlling influence over all matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of subject securities collectively would be able to cause a change of control of the Company by selling a sufficient portion of the Company’s securities held by them. If such a transaction, in combination with other transactions including the issuance of the Series A Preferred Stock or future issuances of securities by the Company, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially.  For more information on the Company’s tax attributes refer to Note 17, “Income Taxes”.  The interests of the holders of the securities registered for resale may not always coincide with the interests of the other holders of our common stock.

The Company’s stock price has been and may continue to be volatile.

The market price of the Company’s common stock has fluctuated substantially and may continue to fluctuate significantly. Future announcements or disclosures concerning the Company, its strategic initiatives, its sales and profitability, and quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of its common stock, among other factors, could cause the market price of its common stock to fluctuate substantially.

The market price of the Company’s common stock may be affected by the volatility of blockchain and cryptocurrency markets.

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

Kodak owns 12 million square feet and leased, as lessee, approximately 1 million square feet of space that includes administrative, research and development, manufacturing and marketing facilities in several worldwide locations.  Out of the owned space, Kodak leases out approximately 1 million square feet to third party tenants.  The leases are for various periods and are generally renewable.

The location of Kodak’s manufacturing facilities, by segment, are listed below.  Properties in a location may be shared by all segments operating in that location.

Enterprise Inkjet Systems	Print Systems	Software and Solutions
Rochester, New York, USA	Rochester, New York, USA	Vancouver, Canada
Dayton, Ohio, USA	Columbus, Georgia, USA	(software development)
Shanghai, China	Osterode, Germany	Shanghai, China
Gunma, Japan
Consumer and Film	Shanghai, China	Advanced Materials and
Rochester, New York, USA	Xiamen, China	3D Printing Technology
Xiamen, China	Vancouver, Canada	Rochester, New York, USA

Regional distribution centers are located in various places within and outside of the United States.

Research and development is headquartered at the Kodak Research Laboratories which is part of the Eastman Business Park in Rochester, New York, where Kodak conducts research and files patent applications with fundamental inventions.  Other U.S. research and development groups are located in Dayton, Ohio and Columbus, Georgia.  Outside the U.S., research and development groups are located in Canada, Israel, Germany, Japan and China.  The research and development groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

Kodak has excess capacity in some locations.  Kodak is pursuing monetizing its excess capacity by selling or leasing the associated properties.

ITEM 3.	LEGAL PROCEEDINGS

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2018, Kodak maintained accruals of approximately $4 million for claims aggregating approximately $158 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

			Year First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office
James V. Continenza	56	Executive Chairman	2019	2019
Todd R. Bigger	46	Vice President	2019	2019
David E. Bullwinkle	44	Chief Financial Officer and Senior Vice President	2016	2016
Roger W. Byrd	53	General Counsel, Secretary, and Senior Vice President	2019	2019
Eric-Yves Mahe	56	Senior Vice President	2015	2015
John O'Grady	55	Senior Vice President	2016	2016
Christopher J. Payne	54	Vice President	2017	2017
Eric H. Samuels	51	Chief Accounting Officer and Corporate Controller	2009	2009
Terry R. Taber	64	Senior Vice President	2009	2010
Randy D. Vandagriff	56	Vice President	2017	2017

The executive officers' biographies follow:

James V. Continenza

Jim Continenza is the Executive Chairman of Kodak, appointed to that position by the Board of Directors on February 20, 2019.  Continenza joined the Board of Directors of Kodak in April 2013 and became Chairman of the Board in September 2013.

Continenza brings robust experience and a track record guiding several leading, innovative technology companies through transformations. Since September 2012, Continenza has served as the Chairman and Chief Executive Officer of Vivial, Inc., a privately held marketing technology and communications company. He served as the President of STi Prepaid, LLC, a telecommunications company, from June 2010 to February 2011. Continenza served as Interim Chief Executive Officer of Anchor Glass Container Corp., a leading manufacturer of glass containers, from September 2006 to December 2006. He served as President and Chief Executive Officer of Teligent, Inc., which provides communications services including voice, data, and internet access, from September 2002 to June 2004, served as its Chief Operating Officer from May 2001 to September 2002, and served as its Senior Vice President of Strategic Operations from September 2000 to May 2001. From April 1999 to September 2000, he was the President and Chief Executive Officer of Lucent Technologies Product Finance, a global leader in telecom equipment, and served as its Senior Vice President of Worldwide Sales and Marketing from September 1997 to April 1999. Continenza served at AT&T from 1991 until September 1997.

In addition to his management experience, Continenza currently serves on the board of NII Holdings, Inc. (since August 2015), a provider of wireless communication services under the Nextel brandTM in Brazil.  Continenza served on the board of Tembec, Inc., a manufacturer of specialty products, acetates and ethers, from February 2008 to November 2017 and on the board of Neff Corporation, a regional equipment rental company in the United States, or its predecessor from October 2010 to October 2017. He also serves or has served on the boards of a number of private companies.

Continenza received a B.S. degree in Liberal Arts from the University of Wisconsin.

Todd R. Bigger

Effective January 8, 2019, Todd Bigger is President of Kodak Software Division (formerly Unified Workflow Solutions Division), which provides print production software, automation tools and professional services that enhance workflow efficiencies for graphic arts, packaging and commercial print customers. He reports to Executive Chairman Jim Continenza.

Bigger joined Kodak in 1996 and has held various roles in the company.  Most recently, from December 2015 to January 2019, Bigger was the United States and Canada Regional Business Director & Vice President Print Systems Division. From April 2011 to December 2015, he was Worldwide Director of Product Management, Print Systems Division, and from December 2009 to April 2011 he was Worldwide Plate Operations Director, Print Systems Division. The Board of Directors elected Bigger a corporate vice president in January 2019.

Bigger received a B.S. degree in Printing Management from Rochester Institute of Technology.

David E. Bullwinkle

Dave Bullwinkle is the Chief Financial Officer and Senior Vice President of Kodak.  The Board of Directors elected Bullwinkle to this position effective July 2016.  Effective November 6, 2018, Bullwinkle is President of the Eastman Business Park Division.  Bullwinkle is responsible for advancing the growth strategy for Eastman Business Park and leading Kodak’s worldwide finance, corporate development, internal audit and purchasing teams.  Bullwinkle reports to Executive Chairman Jim Continenza.

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

Roger W. Byrd

Roger Byrd was appointed General Counsel, Secretary and Senior Vice President of Kodak in January 2019. He is responsible for leading the company's global legal function and for providing legal guidance to senior leadership and the Board of Directors. Byrd reports to Executive Chairman Jim Continenza.

Byrd joined Kodak in 2014 as Assistant General Counsel and Vice President, Legal Department and while at Kodak has focused on M&A and financing transactions, joint ventures, and other strategic initiatives.  Byrd has also been active in providing credit agreement compliance, securities reporting and corporate governance support to the Company. The Board of Directors elected him to Senior Vice President and Secretary in January 2019.

Prior to joining Kodak, Byrd was a Partner at Nixon Peabody LLP.  During his 23-year career at Nixon Peabody, he represented a broad range of clients in connection a variety of M&A, financing and other corporate transactions. Byrd also served as General Counsel at Choice One Communications, Inc. from 2005 – 2006, a competitive local exchange carrier.

Byrd received a B.S. degree in accounting from Bob Jones University and a J.D. from Duke University School of Law.

Eric-Yves Mahe

Effective January 8, 2019, Mahe is President of Brand, Film & Imaging Division, a newly formed division combining the former Software and Solutions Division’s Kodak Technology Solutions, Kodak Services for Business and KODAKIT with the Consumer Products, Brand Licensing, and Motion Picture and Industry Film and Chemicals businesses.  He reports to Executive Chairman Jim Continenza.

From June 11, 2018 to January 8, 2019 Mahe was President of the Consumer and Film Division, leading Kodak’s most consumer-facing division, with responsibility for motion picture and commercial films, synthetic chemicals, and consumer products, including products from Kodak brand licensees.  This division was responsible for the exploration of other potential initiatives in the consumer space.

From January 1, 2015 to January 8, 2019, Mahe was President of Software and Solutions, which served existing and future workflow software customers with software to manage digital and conventional print content from creation to output, as well as serving enterprise customers primarily in the government and financial services sectors with managed media services to assist with printing requirements and document management services, including the capture, archiving, retrieval and delivery of documents.  The division also contained Kodakit, which is a platform that connects businesses with professional photographers to cater to their photography needs.

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

Mahe earned his MBA in Marketing and International Trade from Ecole Superieure de Commerce et d’Administration des Enterprises in Bretagne, France.

John O’Grady

Effective April 24, 2018, John O’Grady is President, Print Systems Division, which serves graphic arts and commercial print customers with printing plates, computer to plate imaging solutions, electrophotographic printing solutions, OEM toner, and equipment services.  He reports to Executive Chairman Jim Continenza.

From December 1, 2017 to April 24, 2018, O’Grady was President of Consumer Imaging Division.  In this role, he was responsible for motion picture and commercial films, synthetic chemicals, and consumer products, including products from Kodak brand licensees. From January 2016 to December 2017, O’Grady was General Manager, Worldwide Sales, Print Systems Division, responsible for managing the sales, service and regional marketing for the Print Systems Division on a worldwide basis in addition to the go-to-market back office operations for Kodak.  From January 2015 to December 2015, O’Grady was Managing Director of the Europe, United States and Canada, Australia and New Zealand (EUCAN) Region.  From December 2010 to December 2014, he was Managing Director, U.S. & Canada Region.  From December 2008 to December 2010, O’Grady was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl, and from May 2007 to December 2008, he was Managing Director, EAMER, Consumer Businesses.  The Board of Directors elected him a corporate vice president in March 2007, and a senior vice president in August 2016.

O’Grady joined Kodak in 1997 and has held key business development and regional management positions in Kodak’s digital imaging businesses.

Prior to joining Kodak, O’Grady had a 12-year career at Verbatim.

O’Grady graduated from the University of Limerick in Ireland with a B.S. degree in Electronics.

Christopher J. Payne

Effective May 1, 2017, Christopher Payne is President of the Flexographic Packaging Division, which provides solutions and services for the Flexo Packaging industry that drive differentiation across the value chain from brand owners to printers.  He reports to Executive Chairman Jim Continenza.

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

Payne has been a full member of the Chartered Institute of Marketing (UK) since 1995 and is a past chair of The Association for Print Technologies (formerly known as NPES), a trade association supporting the commercial printing value chain.

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

Terry R. Taber, PhD

Terry Taber has served as Kodak’s Chief Technical Officer since January 2009.  Effective May 1, 2017, he was named President of the Advanced Materials and 3D Printing Technology Division which contains the research laboratories and includes licensing as well as new business development activities related to Kodak’s patents and proprietary technology, and focuses on opportunities in smart material applications, printed electronics markets and 3D printing materials.  Taber reports to Executive Chairman Jim Continenza.

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

Taber received a B.S. degree in Chemistry from Purdue University and a Ph.D. in Organic Chemistry from the California Institute of Technology.  He also received an M.S. in General Management from MIT as a Kodak Sloan Fellow.  In past board service, he was a founding Board Member of the Innovation & Material Sciences Institute and served on the Executive Advisory Board of FIRST Rochester (For Inspiration and Recognition of Science and Technology).  Taber currently serves on the George Eastman Museum Board, effective June 2018.  He also serves on the Executive Committee of the Greater Rochester Chamber of Commerce and on the Board of Trustees for Roberts Wesleyan College and Northeastern Seminary.

Randy D. Vandagriff

Effective May 1, 2017, Randy D. Vandagriff is President, Enterprise Inkjet Systems Division, responsible for delivering commercial inkjet technology, printers and solutions to the market. He reports to Executive Chairman Jim Continenza.

Vandagriff has spent his 37-year career innovating inkjet technology for the printing market. From January 2004 to August 2012, Vandagriff was Vice President, Research and Development for Kodak Versamark, responsible for leading a worldwide R&D organization responsible for developing four generations of inkjet technologies and delivering industry-leading performance, including Kodak Stream and ULTRASTREAM inkjet technologies. From January 2015 to May 2017, Vandagriff led the Kodak Creo Server business located in Tel Aviv, Israel.  The Board of Directors elected him a vice president effective May 1, 2017.

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

There were 2,630 shareholders of record of common stock on December 31, 2018.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2018 or 2017.

Dividends for common shareholders may be restricted under Kodak’s Credit Agreements and the Series A Preferred Stock Agreement.  Refer to Note 9, “Debt and Capital Leases,” and Note 10, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2018 (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum That May Be Purchased under the Plans or Programs
October 1 through 31, 2018	7,332	2.85	n/a	n/a
November 1 through 30, 2018	1,031	3.95	n/a	n/a
December 1 through 31, 2018	15,629	2.86	n/a	n/a
Total	23,992	2.90

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)	Kodak does not currently have a publicly announced repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA

Kodak is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the years ended December 31, 2018 and 2017.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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
•

Kodak’s ability to repay, refinance or extend the maturity of the loans under the existing Term Credit Agreement prior to their maturity date of September 3, 2019 or prior to June 5, 2019, the date on which the ABL Credit Agreement will terminate unless such repayment, refinancing or extension has occurred, or the ABL Credit Agreement has been amended;

•

Kodak’s ability to consummate the sale of its Flexographic Packaging segment when expected and to discontinue, sell or spin-off certain other businesses or operations or otherwise monetize other assets;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

Kodak's revenue transactions include sales of products (such as components and consumables for use in Kodak, and other manufacturers’ equipment, and film-based products), equipment, software, services, integrated solutions, and intellectual property and brand licensing.   Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the allocation of transaction price to the various performance obligations and determination of the stand-alone selling price of each performance obligation.  For equipment sales, revenue recognition may depend on completion of installation based on the type of equipment, level of customer specific customization and other contractual terms.  In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive.

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

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions.  The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has two goodwill reporting units, Motion Picture, Industrial Chemicals and Films and Consumer Products.  The Enterprise Inkjet Systems segment, Advanced Materials and 3D Printing segment and Eastman Business Park segment all have one goodwill reporting unit.  As of December 31, 2018, goodwill is recorded in the Unified Workflow Solutions and Consumer Products reporting units.  Goodwill is also recorded in the Flexographic Packaging business and is reported in Current assets held for sale in the Consolidated Statement of Financial Position.

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

Kodak performed a quantitative test of impairment for all reporting units for its annual goodwill impairment test as of December 31, 2018.  Kodak utilized the discounted cash flow method and guideline public company method to estimate the fair value of reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from January 1, 2019 to December 31, 2023 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 13% to 55% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

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

Based upon the results of Kodak’s December 31, 2018 analysis, Kodak concluded that the fair value of the reporting units substantially exceeded their carrying values, therefore no impairment of goodwill was indicated.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Kodak performed its annual test of impairment for the Kodak trade name as of December 31, 2018.  The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from January 1, 2019 to December 31, 2023, including a terminal year with growth rates ranging from -2% to 2.5%; (b) after-tax royalty rates ranging from .4% to .8% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 17% to 32%, which were based on the after-tax weighted-average cost of capital

Based on the results of Kodak’s December 31, 2018 assessment, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $13 million.  Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount rates or royalty rates.

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

Series A Preferred Stock Embedded Conversion Features Derivative

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”).  The Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price is increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis at fair value as a single derivative.  The Company allocated $43 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the derivative as of both December 31, 2018 and 2017 was an asset of $4 million and is included within Other long-term assets in the accompanying Consolidated Statement of Financial Position.

The fair value of the Series A Preferred Stock embedded conversion features derivative is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of fair value at December 31, 2018 and 2017:

	Valuation Date
(in millions)	For the Year Ended December 31,
	2018	2017
Total value of embedded derivative asset	$4	$4
Kodak's closing stock price	2.55	3.10
Expected stock price volatility	95.55%	58.22%
Risk free rate	2.46%	2.08%
Yield on the preferred stock	23.77%	22.31%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives. The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability. The Fundamental Change and Reorganization Conversion value exceeded the value of the embedded conversion features derivative liability at December 31, 2018 and 2017 resulting in the derivative being reported as an asset.

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2018, Kodak has net deferred tax assets before valuation allowances of approximately $999 million and a valuation allowance related to those net deferred tax assets of approximately $853 million, resulting in net deferred tax assets of approximately $146 million.  The net deferred tax assets can be used to offset taxable income in future periods and reduce Kodak’s income tax payable in those future periods.  At this time, it is considered more likely than not that taxable income in the future will be sufficient to allow realization of these net deferred tax assets.  However, if Kodak is unable to generate sufficient taxable income, then a valuation allowance to reduce net deferred tax assets may be required, which could materially increase expenses in the period the valuation allowance is recognized.  Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  Kodak considers both positive and negative evidence, in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three-year cumulative income positions. During 2018 and 2017, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would be realized as a result of increased profits in locations outside the U.S. and accordingly recorded a benefit of $4 million and $101 million, respectively, associated with the release of a valuation allowance on those deferred tax assets. Additionally, during 2018, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced sales volumes in a location outside the U.S. and accordingly recorded a provision of $15 million associated with the establishment of a valuation allowance on those deferred tax assets.  During 2017, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded a provision of $7 million associated with the establishment of a valuation allowance on those deferred tax assets.

Kodak may be able to make the determination that the realization of deferred tax assets in certain foreign jurisdictions are more likely than not in the future.  Kodak will continue to evaluate whether valuation allowances are needed, at a jurisdictional level, in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods with respect to one or more jurisdictions to reach a conclusion that all or part of the valuation allowance with respect to such jurisdictions could be reversed.

Utilization of post-emergence net operating losses (“NOL”) and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of five percent stockholders in Kodak’s stock by more than 50 percentage points over a three-year testing period.  The Company has a relatively high concentration of five percent stockholders.  There have been reported transactions within the testing period that, combined with future transactions, could aggregate an ownership change during the testing period in excess of 50 percentage points.  A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S.  As of December 31, 2018, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $804 million and unused foreign tax credits of $357 million.  Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

On December 22, 2017, the 2017 Tax Act was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Additionally, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  Kodak recognized provisional tax impacts related to the one-time transition tax on mandatory deemed repatriation of cumulative foreign earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017.  December 22, 2018 marked the end of the measurement period for purposes of SAB 118.  Kodak completed its analysis based on legislative updates relating to the 2017 Tax Act available by the end of 2018 resulting in adjustments which were fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax provision or benefit.

Kodak has deferred tax liabilities of $22 million and $20 million for potential taxes on undistributed earnings, including foreign withholding taxes, as of December 31, 2018 and 2017, respectively.

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

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense.  Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets.   At December 31, 2018, both the calculated value and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans were approximately $4.1 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies.  The weighted average EROA used to determine the 2018 net pension expense for major U.S. and non-U.S. defined benefit pension plans were 6.40% and 3.98%, respectively.

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

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2019 and the projected benefit obligation (“PBO”) at December 31, 2018 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2019 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2018 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$(5)	$—	$72	$23
25 basis point increase in discount rate	5	—	(70)	(22)
25 basis point decrease in EROA	8	2	N/A	N/A
25 basis point increase in EROA	(8)	(2)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit pension plan in the U.S. was $103 million for 2018 and is expected to be approximately $88 million in 2019.  Pension income from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $6 million for 2018 and is projected to be approximately $2 million in 2019.  The reductions in income are driven primarily by higher expected 2019 interest expense for the U.S. plan and lower expected 2019 asset gains due to reduced asset balances for both the U.S. and non-U.S. plans.

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

OVERVIEW

Revenue declined $61 million (4.4%) from 2017 to 2018.  Currency impacted revenue favorably in 2018 compared to 2017 ($19 million).

Kodak’s strategy is to:

•	Focus product investment in growth engines - Sonora, Ultrastream, Advanced Materials and 3D Printing and Software and Services;
•	Maintain market leadership position and cash flows associated with Prepress Solutions;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

The Company has $395 million of outstanding indebtedness under the Term Credit Agreement. The loans made under the Term Credit Agreement become due on the earlier of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement). Kodak does not have committed refinancing or the liquidity to meet the debt obligation as it becomes due. Kodak is working to both reduce the overall debt balance by using proceeds from asset sales, including the sale of its Flexographic Packaging segment, to pay down debt and to renew or replace the Term Credit Agreement.

•

Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.  Print Systems’ revenues, which accounted for 68% of Kodak’s total revenues in 2018, declined $47 million (5%) in 2018 including the favorable impact of currency ($14 million).  Segment earnings declined $22 million from 2017 to 2018 including the unfavorable impact of currency ($5 million), driven by competitive pricing pressures, lower volumes and higher aluminum costs partially offset by manufacturing efficiencies and cost reductions.  Prices for aluminum have risen over the past year, in part due to strong global demand and more recently due to the imposition of U.S. tariffs.  Kodak seeks to mitigate the impact of high aluminum prices and competitive selling environment through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.  In January 2019, Kodak received exemptions on U.S. tariffs for aluminum.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Enterprise Inkjet Systems’ revenue declined $8 million in 2018.  Segment earnings improved $1 million from 2017 to 2018 driven by cost controls.

•

The Software and Solutions segment is comprised of Unified Workflow Solutions and Kodak Technology Solutions which includes enterprise services and solutions.  Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes Kodak Services for Business and Kodakit. The contributions these business initiatives make to earnings are expected to grow with a modest amount of additional investment. Software and Solutions’ revenue declined $1 million (1%) in 2018, primarily reflecting volume declines in Unified Workflow Solutions. Sales in Kodak Technology Solutions are project based and can vary from year to year depending on the nature and number of projects in existence in a given year.

•

Consumer and Film’s revenue declined $9 million (5%) from 2017 to 2018.  Earnings of the Consumer and Film segment declined $1 million (6%) from 2017 to 2018.  China tariffs on U.S. made film are increasing material costs in China for printed circuit board film.  Prolonged trade disputes with increasing tariffs could have incremental negative impacts on material costs.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

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

•	Kodak plans to continue to pursue monetization of its asset base, selling and licensing intellectual property and selling and leasing excess capacity in its properties.

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2018	2017
(in millions)
Print Systems	$895	$942
Enterprise Inkjet Systems	136	144
Software and Solutions	84	85
Consumer and Film	189	198
Advanced Materials and 3D Printing Technology	4	1
Eastman Business Park	17	16
Consolidated total	$1,325	$1,386

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2018	2017
Print Systems	$27	$49
Enterprise Inkjet Systems	4	3
Software and Solutions	—	(1)
Consumer and Film	(19)	(18)
Advanced Materials and 3D Printing Technology	(14)	(27)
Eastman Business Park	3	4
Depreciation and amortization	(70)	(77)
Restructuring costs and other	(17)	(38)
Stock-based compensation	(6)	(9)
Consulting and other costs (1)	(14)	(5)
Idle costs (2)	(3)	(4)
Other operating (expense) income, net (3)	(9)	(28)
Goodwill impairment loss (3)	—	(56)
Interest expense (3)	(9)	(8)
Pension income excluding service cost component (3)	131	152
Other income (charges), net (3)	(17)	37
Consolidated loss from continuing operations before income taxes	$(13)	$(26)

(1)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives.

(2)	Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

(3)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $5 million in 2018 due to changes in discount rates and reduction in estimated ultimate losses. The reduction in reserves impacted gross profit by approximately $3 million and SG&A by approximately $2 million.

2019 Segments

Change in Segments

Effective in January 2019 Kodak changed its organizational structure.  Kodak Technology Solutions, formerly part of the Software and Solutions segment, was moved into the Consumer and Film segment.  The Consumer and Film segment was renamed the Brand, Film & Imaging segment.  The Unified Workflow Solutions business, formerly part of the Software and Solutions segment, will operate as a dedicated segment named Kodak Software segment.

Change in Segment Measure of Profitability

During the first quarter of 2019 the segment measure was changed to exclude the costs, net of any rental income received, of underutilized portions of certain properties.  Additionally, the allocation of costs from EBP to the Consumer and Film segment and Advanced Materials and 3D Printing Technology segment as tenants of EBP and to each of the segments as users of shared corporate space at the global headquarters is changing.

RESULTS OF OPERATIONS

	Year Ended December 31,	% of	Year Ended December 31,	% of	$ Change vs.
	2018	Sales	2017	Sales	2017
Revenues	$1,325		$1,386		(61)
Cost of revenues	1,144		1,175		(31)
Gross profit	181	14%	211	15%	(30)
Selling, general and administrative expenses	225	17%	239	17%	(14)
Research and development costs	48	4%	64	5%	(16)
Restructuring costs and other	17	1%	31	2%	(14)
Other operating expense (income), net	9	1%	28	2%	(19)
Goodwill impairment loss	—	0%	56	4%	(56)
Loss from continuing operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	(118)	(9%)	(207)	(15%)	89
Interest expense	9	1%	8	1%	1
Pension income excluding service cost component	(131)	(10%)	(152)	(11%)	21
Other charges (income), net	17	1%	(37)	(3%)	54
Loss from continuing operations before income taxes	(13)	(1%)	(26)	(2%)	13
Benefit from income taxes	(4)	(0%)	(120)	(9%)	116
Equity in loss of equity method investment, net of income taxes	—	0%	1	0%	(1)
(Loss) earnings from continuing operations	(9)	(1%)	93	7%	(102)
(Loss) earnings from discontinued operations, net of income taxes	(7)	(1%)	1	0%	(8)
NET (LOSS) EARNINGS	$(16)	(1%)	$94	7%	(110)

Revenues

For the year ended December 31, 2018, revenues decreased by approximately $61 million compared with the same period in 2017.  Volume and pricing declines within Print Systems ($60 million) and Enterprise and Inkjet Systems ($10 million) and volume declines in Consumer and Film ($11 million) were offset by favorable foreign currency ($19 million).  See segment discussions for additional details.

Gross Profit

Gross profit for 2018 decreased by approximately $30 million. The decrease reflected volume and pricing declines within Print Systems ($14 million) and Enterprise Inkjet Systems ($10 million), and higher aluminum costs within Print Systems ($23 million), partially offset by reduced inventory write-offs due to restructuring ($7 million), favorable costs (excluding the impact of aluminum costs) in Print Systems ($8 million) and higher volumes and lower costs in Advanced Materials and 3D Printing Technology ($7 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A for 2018 decreased $14 million primarily due to lower investment in selling and marketing activities ($15 million), driven by a lower investment in Print Systems, Enterprise Inkjet Systems and Consumer and Film ($16 million), a reduction in workers’ compensation reserves ($2 million), lower stock compensation expense and foreign currency (each $3 million) partially offset by higher costs associated with strategic initiatives such as asset sales and debt restructuring ($9 million).

Research and Development Costs

Consolidated R&D expenses decreased $16 million in 2018 primarily due to lower investment in Advanced Materials and 3D Printing Technology ($10 million) as well as lower investment in segment R&D activities driven by a lower investment in Print Systems and Enterprise Inkjet Systems ($5 million).

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of revenues, are discussed under the "RESTRUCTURING COSTS AND OTHER" section in this MD&A.

Other Operating Expense (Income), Net

For details, refer to Note 15, “Other Operating Expense (Income), Net.”

Pension Income

For details, refer to Note 19, “Retirement Plans.”

Other (Income) Charges, Net

For details, refer to Note 16, “Other (Income) Charges, Net.”

Benefit from Income Taxes

For details, refer to Note 17, “Income Taxes.”

Discontinued Operations

Discontinued operations of Kodak include the Flexographic Packaging segment.  Refer to Note 27, “Discontinued Operations” in the Notes to Financial Statements for additional information.

PRINT SYSTEMS SEGMENT

	Year Ended December 31,
	2018	2017	$ Change
Revenues	$895	$942	$(47)

Operational EBITDA	27	49	(22)
Operational EBITDA as a % of revenues	3%	5%

Revenues

The decrease in Print Systems revenues of approximately $47 million reflected lower pricing ($8 million) driven by competitive pressures in the industry combined with volume declines in Prepress Solutions ($41 million) and Electrophotographic Printing Solutions consumables and service ($9 million). Partially offsetting the declines was favorable foreign currency ($14 million).

Operational EBITDA

The decrease in Print Systems Operational EBITDA of approximately $22 million reflected lower pricing ($8 million) and volume declines ($5 million) in Prepress Solutions, higher aluminum costs ($23 million), unfavorable costs in Electrophotographic Printing Solutions ($5 million) and the unfavorable impact of currency ($5 million) partially offset by manufacturing cost improvements in Prepress consumables ($12 million), a lower level of investment in product development, advertising and sales activities ($13 million) and a reduction in workers’ compensation reserves ($2 million).

ENTERPRISE INKJET SYSTEMS SEGMENT

	Year Ended December 31,
	2018	2017	$ Change
Revenues	$136	$144	$(8)

Operational EBITDA	4	3	1
Operational EBITDA as a % of revenues	3%	2%

Revenues

The decrease in Enterprise Inkjet Systems revenues of approximately $8 million primarily reflected lower volume of VERSAMARK service and consumables ($12 million) due to declines in the installed base of VERSAMARK systems, lower volume of VERSAMARK system placements ($5 million) primarily due to the placement of used equipment in the prior year and unfavorable volume, product mix and pricing for Prosper components ($4 million). The unfavorable impacts were partially offset by volume improvements in PROSPER systems ($8 million), including the conversion of two rental units to customer owned units ($5 million), volume improvements in PROSPER services and consumables ($4 million) due to increases in the installed base as well as the favorable impact of currency ($2 million).

Operational EBITDA

The increase in Enterprise Inkjet Systems Operational EBITDA of $1 million was primarily due to a lower level of investment in marketing, advertising and sales activities ($5 million) and R&D activities ($3 million), service and manufacturing cost improvements ($2 million) and volume improvements in PROSPER services and consumables ($1 million) partially offset by the lower volume of VERSAMARK service, consumables and equipment ($6 million) and unfavorable volume, product mix and pricing for Prosper components ($4 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Year Ended December 31,
	2018	2017	$ Change
Revenues	$84	$85	$(1)

Operational EBITDA	—	(1)	1
Operational EBITDA as a % of revenues	0%	-1%

Revenues

The decrease in Software and Solutions revenues of approximately $1 million primarily reflected lower volume in Unified Workflow Solutions ($5 million) and lower volume in Kodak Services for Business ($2 million) partially offset by volume improvements for Kodakit ($3 million) and the favorable impact of currency ($1 million).

Operational EBITDA

The increase in Software and Solutions Operational EBITDA of $1 was primarily due to improved cost of sales ($2 million), volume improvements in Kodakit and a lower level of investment in marketing, advertising and sales activities (each $1 million) partially offset by volume declines in Unified Workflow Solutions ($3 million).

CONSUMER AND FILM SEGMENT

	Year Ended December 31,
	2018	2017	$ Change
Revenues	$189	$198	$(9)

Operational EBITDA	(19)	(18)	(1)
Operational EBITDA as a % of revenues	-10%	-9%

Revenues

The decrease in Consumer and Film revenues of approximately $9 million reflected volume declines in Consumer Inkjet Systems ($9 million) driven by lower sales of ink to the existing installed base of printers, lower brand licensing revenue ($3 million) driven by the modification of a brand licensing agreement in the prior year offset by higher volume in Industrial Film and Chemicals ($2 million) primarily due to timing of customer orders and the favorable impact of currency ($2 million).

Operational EBITDA

The decrease in Consumer and Film Operational EBITDA of approximately $1 million reflected declines in Consumer Inkjet Systems ($6 million) primarily driven by lower volumes due to declining sales of ink to the existing installed base of printers, lower brand licensing revenue as described above ($3 million), unfavorable volume and product mix ($2 million) and the impact of China tariffs ($1 million) in Industrial Film and Chemicals.  Offsetting the unfavorable impacts were costs improvements in Motion Picture ($4 million) (the prior year period had higher costs associated with a vendor transition), reduced SG&A costs ($5 million) and the favorable impact of currency ($2 million).

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Year Ended December 31,
	2018	2017	$ Change
Revenues	$4	$1	$3

Operational EBITDA	(14)	(27)	13
Operational EBITDA as a % of revenues	N/M	N/M

Advanced Materials and 3D Printing Technology Operational EBITDA improved by approximately $13 million primarily due to the reduced level of investment as well as improved revenues primarily reflecting increased IP licensing, analytical services and 3D Printing revenues (each $1 million).

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA did not change significantly in the reporting periods.

RESTRUCTURING COSTS AND OTHER

2018

Restructuring actions taken in 2018 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included cost rationalization in France, consolidation of R&D sites in Israel, EPS manufacturing cost reductions in Germany, and various targeted reductions in manufacturing, service, sales, research and development, and other administrative functions.

As a result of these actions, for the year ended December 31, 2018 Kodak recorded $17 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $14 million for the year ended December 31, 2018.

The restructuring actions implemented in 2018 are expected to generate future annual cash savings of approximately $26 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $8 million, $11 million and $7 million, respectively. Kodak expects the majority of the annual savings to be in effect by the end of the second quarter of 2019 as actions are completed.

2017

For the year ended December 31, 2017 Kodak recorded $38 million of charges, including $7 million of charges for inventory write-downs which were reported in Cost of revenues and $31 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Kodak has debt due in 2019 and is facing liquidity challenges due to negative cash flow. Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due. Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales, including the sale of the Flexographic Packaging segment; further restructuring Kodak’s cost structure; and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs. The divestiture of the Flexographic Packaging segment will negatively impact segment earnings and cash flow.  Kodak is also exploring options regarding additional liquidity from other sources.

The sale of the Flexographic Packaging segment and/or refinancing of the loans under the Term Credit Agreement (as defined below) are not solely within Kodak’s control. Executing agreements for the sale or a refinancing of the loans under the Term Credit Agreement and the timing for a closing of the sale or a refinancing of the loans under the Term Credit Agreement are dependent upon several external factors outside Kodak’s control, including but not limited to, the ability of the Company to reach acceptable agreements with different counterparties and the time required to meet conditions to closing under a sale agreement or credit facility.

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

Refer to the Going Concern section of Note 1, “Summary of Significant Accounting Policies”,; Note 9, "Debt and Capital Leases," and Note 10, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion of long-term debt and convertible preferred shares.

	As of December 31,
(in millions)	2018	2017
Cash, cash equivalents and restricted cash	$267	$369

Cash Flow Activity

	Year Ended December 31,
(in millions)	2018	2017	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(62)	$(67)	$5
Cash flows from investing activities:
Net cash used in investing activities	(22)	(24)	2
Cash flows from financing activities:
Net cash used in financing activities	(11)	(29)	18
Effect of exchange rate changes on cash	(7)	11	(18)
Net decrease in cash, cash equivalents and restricted cash	$(102)	$(109)	$7

Operating Activities

Net cash used in operating activities improved $5 million for the year ended December 31, 2018 as compared with the prior year primarily due to improved cash earnings partially offset by less favorable accounts payable terms.

Investing Activities

Net cash used in investing activities improved $2 million for the year ended December 31, 2018 as compared to the prior year due to a lower level of capital improvements.

Financing Activities

Net cash used in financing activities improved $18 million in the year ended December 31, 2018 as compared to the prior year primarily due to a lower level of debt repayment and the timing of the payment for contingent consideration related to the sale of a business.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement.  The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At December 31, 2018 and 2017, approximately $117 million and $172 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $131 million and $172 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.  As of December 31, 2018 and 2017 outstanding intercompany loans to the U.S. were $390 million and $358 million, respectively, which includes short-term intercompany loans of $92 million and $59 million. In China, where approximately $72 million and $108 million, respectively, of cash and cash equivalents were held as of December 31, 2018 and 2017, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Credit Agreements, the Company is permitted to invest up to $100 million at any time in subsidiaries and joint ventures that are not party to the loan agreement.

Under the ABL Credit Agreement, if Excess Availability ($19 million as of December 31, 2018) falls below 12.5% of lender commitments ($18.75 million as of December 31, 2018), Kodak may, in addition to the requirement to be in compliance with a minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to continue to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, additional funding of Eligible Cash may be required.  Since Excess Availability was greater than 12.5% of lender commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of December 31, 2018 EBITDA exceeded fixed charges (as defined in the ABL Credit Agreement) by approximately $5 million.

Kodak funded $3 million and $6 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of December 31, 2018 and 2017, which is classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

During the second quarter of 2017, the Company reduced the amount of outstanding letters of credit issued under the ABL Credit Agreement by $20 million, which increased the amount of Excess Availability by a corresponding amount, enabling the Company to release Eligible Cash. The reduction of outstanding letters of credit was primarily attributable to the substitution of partially collateralized surety bonds in place of outstanding letters of credit.  As a result of the Company’s current credit ratings, the Company was required to provide $6 million in letters of credit to the issuers of the surety bonds during the third quarter of 2018. The Company could be required to provide up to an additional $13 million of letters of credit to the issuers of the surety bonds in the future to fully collateralize the bonds.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio not to exceed specified levels.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement.  The maximum Secured Leverage Ratio permitted under the Term Credit Agreement is 2.75 to 1.  As of December 31, 2018, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratio by approximately $20 million.

Under the terms of the Credit Agreements, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets. Further, under the ABL Credit Agreement, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million, and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0. Upon designation of Unrestricted Subsidiaries, the Company will be required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd. This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries had sales of approximately $12 million for the year ended December 31, 2018, which represents 1% of Kodak’s consolidated sales. Collectively, these subsidiaries had assets of $21 million as of December 31, 2018, which represents 1% of Kodak’s consolidated assets as of December 31, 2018.

The designation of these subsidiaries as Unrestricted Subsidiaries increased the amount by which the Company’s EBITDA, as calculated under the Term Credit Agreement and the ABL Credit Agreement, exceeded the amount of EBITDA needed to satisfy the Net Secured Leverage Ratio covenant of 2.75 to 1.0 by $21 million and the Fixed Charge Coverage Ratio of 1.0 to 1.0 by $22 million as of December 31, 2018. Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

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

Reporting requirements under the Term Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit or other material qualification or exception, except for any such qualification or exception with respect to any indebtedness maturing within 364 days after the date of such financial statements.  Lenders may take the position that the going concern explanatory paragraph contained in the audit report on the Company’s financial statements as of and for the year ended December 31, 2018 does not satisfy the requirements under the Term Credit Agreement.  Under the Term Credit Agreement, if notice of a failure to comply with the reporting covenant is given to the Company by the lenders, an event of default would occur thereunder if such failure is not cured within thirty days after such notice is given, unless such event of default is waived by the requisite lenders.  In the event of default, the debt could become immediately due.

The Company’s ABL Credit Agreement contains an opinion delivery requirement that corresponds to the requirement under the Term Credit Agreement, although under the ABL Credit Agreement there is an additional requirement that the opinion be reasonably acceptable to the agent under the ABL Credit Agreement.  On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to occur in relation to the going concern explanatory paragraph in the audit report. Such waiver does not waive any cross-default that may occur in the event of the occurrence of an event of default under the Term Credit Agreement, as described above.

The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) an acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement). The Company also has issued approximately $85 million and $96 million of letters of credit under the ABL Credit Agreement as of December 31, 2018 and 2017, respectively. Should the Company not repay, refinance or extend the maturity of the loans under the existing Term Credit Agreement prior to June 5, 2019, the termination date will occur under the ABL Credit Agreement on such date unless the ABL Credit Agreement has been amended in the interim. Upon the occurrence of the termination date under the ABL Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the ABL Credit Agreement.  Kodak entered into an agreement to sell its Flexographic Packaging Division (“FPD”) on November 11, 2018.  The Company expects to close the sale of FPD as early as April 8, 2019 and intends to use the proceeds of such sale to reduce the loans outstanding under the Term Credit Agreement.  The Company has also been engaged in negotiations to refinance the portion of the Term Credit Agreement that will not be paid from proceeds from the sale of FPD.  The Company intends to amend and restate or refinance the Term Credit Agreement prior to the maturity of the Term Credit Agreement or ABL Credit Agreement and prior to the date on which any event of default would occur under the Term Credit Agreement.

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $15 million relating to its defined benefit pension and postretirement benefit plans in 2018.  For 2019, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its defined benefit pension and postretirement plans are approximately $20 million.

Capital Expenditures

Cash flows from investing activities included $33 million for capital expenditures for the year ended December 31, 2018.  Kodak expects approximately $15 million to $25 million of cash flows for investing activities from capital expenditures for the year ended December 31, 2019.

Kodak is expanding its manufacturing facility in Weatherford, Oklahoma to provide additional production capacity for FLEXCEL NX Plates. The additional capacity will supplement Kodak’s existing plate manufacturing facility in Yamanashi, Japan and is designed to meet increasing demand. The new production line is expected to be in full production by mid-2019 and will initially focus on supplying FLEXCEL NX Plates to customers in the United States, Canada and Latin America. Kodak invested approximately $7 million in both 2018 and 2017. The total investment for the project is expected to be approximately $15 million.

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

Transaction with RED-Rochester, LLC

In January 2019 Kodak entered into a series of agreements with RED-Rochester, LLC (“RED”), which provides utilities to the Eastman Business Park.  Under the agreements, future utility costs at Eastman Business Park may increase.  In exchange for the increase in utility costs, Kodak received a payment of $14 million from RED.  Kodak is required to pay a minimum annual overhead payment to RED of approximately $2 million regardless of utility usage.  Kodak is accounting for the $14 million payment from RED as debt.  The minimum payments required under the agreement from Kodak to RED will be reported as a reduction of the debt and interest expense using the effective interest method.

Off-Balance Sheet Arrangements

EKC guarantees obligations to third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $4 million and the outstanding amount for those guarantees is $1 million.

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

Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2018 was not material to Kodak’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kodak is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Eastman Kodak Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, including the related notes, and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has debt maturing in 2019, operating losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for retirement benefits in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

April 1, 2019

We have served as the Company’s auditor since at least 1924. We have not been able to determine the specific year we began serving as auditor of the Company.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2018	2017
Revenues
Sales	$1,044	$1,096
Services	281	290
Total net revenues	1,325	1,386
Cost of revenues
Sales	950	968
Services	194	207
Total cost of revenues	1,144	1,175
Gross profit	181	211
Selling, general and administrative expenses	225	239
Research and development costs	48	64
Restructuring costs and other	17	31
Other operating expense (income), net	9	28
Goodwill impairment loss	—	56
Loss from continuing operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	(118)	(207)
Interest expense	9	8
Pension income excluding service cost component	(131)	(152)
Other charges (income), net	17	(37)
Loss from continuing operations before income taxes	(13)	(26)
Benefit from income taxes	(4)	(120)
Equity in loss of equity method investment, net of income taxes	—	1
(Loss) earnings from continuing operations	(9)	93
(Loss) earnings from discontinued operations, net of income taxes	(7)	1
NET (LOSS) EARNINGS	$(16)	$94

Basic (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.68)	$1.74
Discontinued operations	(0.16)	0.02
Total	$(0.84)	$1.76

Diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.68)	$1.74
Discontinued operations	(0.16)	0.02
Total	$(0.84)	$1.76

Number of common shares used in basic and diluted (loss) earnings per share
Basic	42.7	42.5
Diluted	42.7	42.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2018	2017
NET (LOSS) EARNINGS	$(16)	$94

Other comprehensive loss, net:
Currency translation adjustments	(11)	11
Pension and other postretirement benefit plan obligation activity, net of tax	(9)	36
Other comprehensive (loss) income, net attributable to Eastman Kodak Company	(20)	47
COMPREHENSIVE (LOSS) INCOME, NET	$(36)	$141

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$246	$343
Trade receivables, net of allowances of $9 and $9	232	253
Inventories, net	236	246
Other current assets	51	54
Current assets held for sale	113	62
Total current assets	878	958
Property, plant and equipment, net of accumulated depreciation of $422 and $384, respectively	246	294
Goodwill	12	12
Intangible assets, net	60	84
Restricted cash	11	17
Deferred income taxes	160	187
Other long-term assets	144	113
Long-term assets held for sale	—	42
TOTAL ASSETS	$1,511	$1,707

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$149	$183
Short-term borrowings and current portion of long-term debt	396	4
Other current liabilities	213	211
Current liabilities held for sale	20	21
Total current liabilities	778	419
Long-term debt, net of current portion	5	399
Pension and other postretirement liabilities	379	462
Other long-term liabilities	179	202
Long-term liabilities held for sale	—	4
Total liabilities	1,341	1,486

Commitments and contingencies (Note 11)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	173	164

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	617	631
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(200)	(174)
Accumulated other comprehensive loss	(411)	(391)
Total equity (deficit)	(3)	57
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,511	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2016	$—	$641	$(268)	$(438)	$(8)	(73)	$156
Net (loss) earnings	—	—	94	—	—	94	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	11	—	11	—
Pension and other postretirement liability adjustments	—	—	—	36	—	36	—
Series A preferred stock cash dividends	—	(11)	—	—	—	(11)	—
Series A preferred stock deemed dividends	—	(8)	—	—	—	(8)	8
Stock-based compensation	—	9	—	—	—	9	—
Purchases of treasury stock, (98,056 shares) (2)	—	—	—	—	(1)	(1)	—
Equity (deficit) as of December 31, 2017	$—	$631	$(174)	$(391)	$(9)	$57	$164
Net earnings	—	—	(16)	—	—	(16)	—
Adjustments due to ASU 2014-09	—	—	(10)	—	—	(10)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(11)	—	(11)	—
Pension and other postretirement liability adjustments	—	—	—	(9)	—	(9)	—
Series A preferred stock cash and accrued dividends	—	(11)	—	—	—	(11)	—
Series A preferred stock deemed dividends	—	(9)	—	—	—	(9)	9
Stock-based compensation	—	6	—	—	—	6	—
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173

(1)	There are 60 million shares of no par value preferred stock authorized, 2 million of which have been issued.
(2)	Represents purchases of common stock and/ or warrants to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(16)	$94
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	73	80
Pension and other postretirement income	(106)	(119)
Change in fair value of embedded conversion features derivative liability	—	(47)
Non-cash restructuring costs, asset impairments and other charges	13	89
Prosper asset remeasurement	—	12
Stock based compensation	6	9
Non-cash changes in workers' compensation and legal reserves	(11)	—
Net gains on sales of businesses/assets	(13)	(8)
Provision (benefit) from deferred income taxes	18	(129)
Decrease in trade receivables	12	11
Increase in inventories	(9)	(4)
Decrease in trade accounts payable	(31)	(14)
Decrease in liabilities excluding borrowings	(31)	(37)
Other items, net	33	(4)
Total adjustments	(46)	(161)
Net cash used in operating activities	(62)	(67)

Cash flows from investing activities:
Additions to properties	(33)	(38)
Net proceeds from sales of businesses/assets, net	11	13
Proceeds from sales of marketable securities	—	1
Net cash used in investing activities	(22)	(24)

Cash flows from financing activities:
Repayment of emergence credit facilities	—	(7)
Preferred stock dividend payments	(8)	(10)
Payment of contingent consideration related to the sale of a business	—	(7)
Capital lease payments	(3)	(4)
Treasury stock purchases	—	(1)
Net cash used in financing activities	(11)	(29)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	11
Net decrease in cash and cash equivalents and restricted cash	(102)	(109)
Cash and cash equivalents and restricted cash, beginning of period	369	478
Cash and cash equivalents and restricted cash, end of period	$267	$369
The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2018	2017
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $1 as of both December 31, 2018 and 2017.	$28	$31
Income taxes (net of refunds)	$(9)	$18

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

GOING CONCERN

The consolidated financial statements have been prepared on the going concern basis of accounting, which assumes Kodak will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has $395 million of outstanding indebtedness under the Term Credit Agreement.  The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  The Company also has issued approximately $85 million and $96 million of letters of credit under the ABL Credit Agreement as of December 31, 2018 and 2017, respectively.  Should the Company not repay, refinance or extend the maturity of the loans under the existing Term Credit Agreement prior to June 5, 2019, the termination date will occur under the ABL Credit Agreement on such date unless the ABL Credit Agreement has been amended in the interim.  Upon the occurrence of the termination date under the ABL Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the ABL Credit Agreement.

As of December 31, 2018 and 2017, Kodak had approximately $246 million and $343 million, respectively, of cash and cash equivalents.  $117 million and $172 million was held in the U.S. as of December 31, 2018 and 2017, respectively, and $129 million and $171 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of December 31, 2018 and 2017 were $390 million and $358 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $92 million and $59 million as of December 31, 2018 and 2017, respectively. In China, where approximately $72 million and $108 million of cash and cash equivalents was held as of December 31, 2018 and 2017, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Kodak had a net decrease in cash, cash equivalents, and restricted cash of $102 million and $109 million for the years ended December 31, 2018, and 2017, respectively.

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

Reporting requirements under the Term Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit or other material qualification or exception, except for any such qualification or exception with respect to any indebtedness maturing within 364 days after the date of such financial statements.  Lenders may take the position that the going concern explanatory paragraph contained in the audit report on the Company’s financial statements as of and for the year ended December 31, 2018 does not satisfy the requirements under the Term Credit Agreement.  Under the Term Credit Agreement, if notice of a failure to comply with the reporting covenant is given to the Company by the lenders, an event of default would occur thereunder if such failure is not cured within thirty days after such notice is given, unless such event of default is waived by the requisite lenders.  In the event of default, the debt could become immediately due.

The Company’s ABL Credit Agreement contains an opinion delivery requirement that corresponds to the requirement under the Term Credit Agreement, although under the ABL Credit Agreement there is an additional requirement that the opinion be reasonably acceptable to the agent under the ABL Credit Agreement.  On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to occur in relation to the going concern explanatory paragraph in the audit report.   Such waiver does not waive any cross-default that may occur in the event of the occurrence of an event of default under the Term Credit Agreement as described above.

Kodak entered into an agreement to sell its Flexographic Packaging Division (“FPD”) on November 11, 2018.  The Company expects to close the sale of FPD as early as April 8, 2019 and intends to use the proceeds of such sale to reduce the loans outstanding under the Term Credit Agreement.  The Company has also been engaged in negotiations to refinance the portion of the Term Credit Agreement that will not be paid from proceeds from the sale of FPD.  The Company intends to amend and restate or refinance the Term Credit Agreement prior to the maturity of the Term Credit Agreement or ABL Credit Agreement and prior to the date on which any event of default would occur under the Term Credit Agreement.

Additionally, Kodak is facing liquidity challenges due to operating losses and negative cash flow.  Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due.  Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales, including the sale of the Flexographic Packaging segment; further restructuring Kodak’s cost structure; and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs.

The sale of the Flexographic Packaging segment and/or refinancing of the loans under the Term Credit Agreement are not solely within Kodak’s control.  Executing agreements for the sale or a refinancing of the loans under the Term Credit Agreement and the timing for a closing of the sale or a refinancing of the loans under the Term Credit Agreement are dependent upon several external factors outside Kodak’s control, including but not limited to, the ability of the Company to reach acceptable agreements with different counterparties and the time required to meet conditions to closing under a sale agreement or credit facility.

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

For more information regarding the Term Credit Agreement, the ABL Credit Agreement and debt covenants see Note 9, “Debt and Capital Leases”.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to adoption of Accounting Standards Update (“ASU”) ASU 2017-07, Compensation – Retirements Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and New Periodic Postretirement Benefit Cost and a change in segment measure to exclude amortization of prior service costs and credits. Refer to Note 1, Summary of Significant Accounting Policies – Recently Adopted Accounting Standards and Note 26, “Segment Information” for additional information.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Kodak to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, restricted cash and derivative instruments.  Kodak places its cash, cash equivalents and restricted cash with high-quality financial institutions and limits the amount of credit exposure to any one institution.  With respect to receivables, such receivables arise from sales to numerous customers in a variety of industries, markets, and geographies around the world.  Receivables arising from these sales are generally not collateralized.  Kodak performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.  Counterparties to the derivative instrument contracts are major financial institutions.  Kodak has not experienced non-performance by any of its derivative instrument counterparties.

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

GOODWILL

Goodwill is not amortized but is required to be assessed for impairment at least annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or elects to bypass the qualitative assessment for some or all of its reporting units, then a quantitative goodwill impairment test is performed to test for a potential impairment of goodwill.  The amount of goodwill impairment, if any, is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Refer to Note 5, “Goodwill and Other Intangible Assets”.

WORKERS’ COMPENSATION

Kodak self-insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported.   Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.  Refer to Note 7, “Other Current Liabilities” and Note 8, “Other Long-Term Liabilities” for the estimated liabilities.  Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries.  Estimated recoveries are not offset against the related accrual.  The amount recorded for the estimated recoveries at December 31, 2018 and 2017 was $20 million and $25 million, respectively, of which $17 million and $22 million, respectively, is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $3 million at each year end is reported in Other current assets in the Consolidated Statement of Financial Position.

REVENUE

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment and film-based products): equipment, software, services, integrated solutions, intellectual property and brand licensing; and real estate management activities.  Revenue from services includes extended warranty, customer support and maintenance agreements, consulting, business process services, training and education.

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration Kodak expects to be entitled to in exchange for those goods or services.

For product sales (such as plates, film, inks, chemicals and other consumables) revenue is recognized when control has transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Service revenue is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service.  Service revenue for time and materials-based agreements is recognized as services is performed.

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

For non-complex equipment installations and software sales (Prepress and Prosper Components and Unified Workflow Solutions businesses) revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the buyer, which is generally met when the equipment or software is delivered and installed at the customer site as delivery and installation generally occur within the same period.  For complex equipment installations or integrated software solutions (Prosper Presses, Electrophotographic Printing Solutions Printers, Unified Workflow Solutions) revenue is deferred until receipt of customer acceptance and control has transferred to the buyer.

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

Real estate management revenue consists primarily of tenant lease income, common area maintenance charges and utilities.  Usage based revenue is recognized as earned while tenant lease income is recognized on a straight-line basis over the lease term.

Deferred revenue is recorded when cash payments are received in advance of satisfying performance obligations such as deposits required in advance on equipment orders, prepaid service contracts, prepaid tenant lease income or prepaid royalties on intellectual property arrangements. Interest expense is imputed for payments received greater than one year in advance of performance.

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

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of December 31, 2018, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 35% of the revenue from unsatisfied performance obligations is expected to be recognized in 2019, 30% in 2020, 15% in 2021 and 20% thereafter.

RESEARCH AND DEVELOPMENT COSTS

R&D costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $4 million and $6 million for the years ended December 31, 2018 and 2017, respectively.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2018 and 2017, refer to Note 17, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which updates the income tax accounting in U.S. generally accepted accounting principles (GAAP) to reflect the SEC interpretive guidance released on December 22, 2017, when the 2017 Act was signed into law.  Additional information regarding the adoption of this standard is contained in Note 17, Income Taxes.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirements Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires entities to report the service cost component of net periodic pension and postretirement benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period and to report all other components of net benefit costs outside a subtotal of income from operations. In addition, the ASU allows only the service cost component to be eligible for capitalization when applicable. Kodak adopted ASU 2017-07 effective January 1, 2018, retrospectively for the presentation of the service cost and other cost components and prospectively for the application of the capitalization eligibility. The components of net benefit cost are shown in Note 19, “Retirement Plans” and Note 20, “Other Postretirement Benefits”.  The guidance impacted presentation in Kodak’s consolidated financial statements and the capitalization of costs to inventory. The presentation of the service cost component was consistent with the requirements of the new standard. The other components (which were presented within Cost of revenues, Selling and general administrative expenses and Research and development costs) are being presented separately on the face of the Consolidated Statement of Operations. The segment measure of profit and loss previously included only the service cost and amortization of prior service credits components of net periodic pension and postretirement benefit costs (refer to Note 26, “Segment Information”). Effective January 1, 2018, the segment measure of profit and loss only includes the service cost component of net periodic pension and postretirement benefit costs and prior periods have been reclassified to conform to this presentation.

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

(in millions)	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Liabilities
Other current liabilities	$211	$2	$213
Other long-term liabilities	202	8	210

Deficit
Accumulated Deficit	(174)	(10)	(184)

The impact of the adoption on the Consolidated Statement of Operations and Consolidated Statement of Financial Position are presented in the tables below.  For the year ended December 31, 2018, Kodak recognized $3 million of the $10 million cumulative effect adjustment recorded under ASC 606, however, this revenue was offset by $3 million of revenue under new brand licensing arrangements that was deferred under ASC 606 but would have been recognized in 2018 under ASC 605.

	Year Ended December 31, 2018
(in millions)	As Reported	Amounts without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Revenues
Sales	$1,044	$1,044	$—
Services	$281	281	—
Total revenues	1,325	1,325	—

Net loss	$(16)	$(16)	$—

	December 31, 2018
(in millions)	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher (Lower)
Liabilities
Other current liabilities	$213	$209	$4
Other long-term liabilities	179	173	6

Deficit
Accumulated Deficit	(200)	(190)	(10)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements in ASC 715-20 by adding, clarifying, or removing certain disclosures. ASU 2018-14 requires all entities to disclose (1) the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU also clarifies certain disclosure requirements for entities with two or more defined benefit pension plans when aggregate disclosures are presented. The ASU removes other disclosures from the existing guidance, such as the requirement to disclose the effects of a one-percentage-point change in the assumed health care cost trend rates. The ASU is effective retrospectively for fiscal years ending after December 15, 2020 (December 31, 2020 for Kodak).  Early adoption is permitted. The standard addresses disclosures only and will not have an impact on Kodak’s consolidated financial statements.  Kodak will retrospectively adopt the ASU December 31, 2020.

In September 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to disclosures about recurring or nonrecurring fair value measurements.  The additional and/or modified disclosures relate primarily to Level 3 fair value measurements while removing certain disclosures related to transfers between Level 1 and Level 2 of the fair value hierarchy.  The ASU is effective retrospectively, for fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) and interim periods within those fiscal years.  Entities are permitted to early adopt any removed or modified disclosures but can delay adoption of the new disclosures until their effective date.  Kodak retrospectively early adopted the provisions of the ASU that removed or modified disclosures in the fourth quarter of 2018 and expects to prospectively adopt the provisions related to new disclosures January 1, 2020.  The standard addresses disclosures only and will not have an impact on Kodak’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which addresses how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”). Under ASU 2018-15, entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as implementation costs associated with a software license; implementation costs incurred in the application development stage, such as costs for the cloud computing arrangement’s integration with on-premise software, coding, and configuration or customization, should be capitalized and amortized over the term of the cloud computing arrangement, including periods covered by certain renewal options. The ASU is effective in fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) including interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Kodak is currently evaluating the impact and will adopt the ASU prospectively January 1, 2020.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 (including amendments in ASU 2018-19) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  Early adoption is permitted.  Kodak plans to adopt the new standard on the effective date and is currently evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20) requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  Early adoption is permitted. The original guidance required application on a modified retrospective basis to the earliest period presented.  ASU 2018-11, Targeted improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition.  Kodak adopted the new standard on the effective date applying the new transition method allowed under ASU 2018-11 and continues to evaluate the impact of adoption on its financial statements.  Kodak is continuing to accumulate all the necessary information required to properly account for the leases under the new standard.  Kodak anticipates that the adoption of the amended lease guidance will materially increase the assets and liabilities recorded in its Consolidated Statement of Financial Position due to the recognition of right-of-use assets and liabilities.  Kodak will also recognize a cumulative-effect adjustment to increase retained earnings of approximately $5 million due to the derecognition of assets and deferred gain on previous sale-leaseback transactions.  In addition, certain changes to Kodak’s systems and processes may be made related to the new lease accounting requirements.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2018	2017
Cash and cash equivalents	$246	$343
Restricted cash included in Other current assets	8	8
Long-term restricted cash	11	17
Cash included in assets held for sale	2	1
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$267	$369

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash as of December 31, 2018 and 2017 includes $5 million and $6 million, respectively, of security posted related to Brazilian legal contingencies.  Long-term restricted cash as of December 31, 2018 and 2017 also included $3 million and $6 million, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement.

NOTE 3:  INVENTORIES, NET

	As of December 31,
(in millions)	2018	2017
Finished goods	$119	$132
Work in process	55	55
Raw materials	62	59
Total	$236	$246

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET AND EQUIPMENT SUBJECT TO OPERATING LEASES, NET

	As of December 31,
(in millions)	2018	2017
Land	$70	$79
Buildings and building improvements	171	168
Machinery and equipment	417	414
Construction in progress	10	17
	668	678
Accumulated depreciation	(422)	(384)
Property, plant and equipment, net	$246	$294

Depreciation expense was $59 million and $60 million for the years ended December 31, 2018 and 2017, respectively.

During the first quarter of 2017, Kodak recorded a pre-tax charge of $8 million to adjust the Prosper fixed asset carrying value to the amount that would have been recorded had the Prosper fixed assets been continuously classified as held and used. Refer to Note 15, “Other Operating Expense (Income), net”.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2018	2017
Equipment subject to operating leases	$34	$40
Accumulated depreciation	(19)	(18)
Equipment subject to operating leases, net	$15	$22

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

(in millions)	Print Systems	Software and Solutions	Consumer and Film	Consolidated Total
Balance as of December 31, 2016	$56	$6	$6	$68
Impairment	(56)	—	—	(56)
Balance as of December 31, 2017	—	6	6	12
Impairment	—	—	—	—
Balance as of December 31, 2018	$—	$6	$6	$12

Gross goodwill and accumulated impairment losses were $76 million and $64 million as of December 31, 2018 and 2017, respectively.

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has two goodwill reporting units: Consumer Products and Motion Picture, Industrial Chemicals and Films.  The Enterprise Inkjet Systems segment, Advanced Materials and 3D Printing segment and the Eastman Business Park segment each have one goodwill reporting unit.

Based upon the results of Kodak’s December 31, 2018 annual impairment test, no impairment of goodwill is indicated.

Given the decline in Kodak’s financial projections in 2017 and in its market capitalization from the 2016 goodwill impairment test, Kodak performed an interim goodwill impairment test as of September 30, 2017.  Kodak utilized the discounted cash flow method and guideline public company method for the reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

Based upon the results of Kodak’s September 30, 2017 analysis, Kodak concluded that the Prepress Solutions reporting unit’s carrying value exceeded its fair value and recorded a pre-tax goodwill impairment loss of $56 million in the Consolidated Statement of Operations.  No impairment of goodwill was indicated for the other reporting units.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2018 and 2017 were as follows:

	As of December 31, 2018
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$70	$29	6 years
Kodak trade name	25	—	25	Indefinite life
Customer-related	11	7	4	5 years
Other	3	1	2	20 years
Total	$138	$78	$60

	As of December 31, 2017
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$60	$39	6 years
Kodak trade name	38	—	38	Indefinite life
Customer-related	11	6	5	6 years
Other	3	1	2	21 years
Total	$151	$67	$84

In the fourth quarter of 2018 and 2017, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $13 million and $2 million, respectively, are included in Other operating expense (income), net in the Consolidated Statement of Operations.

In the third quarter of 2017, due to canceling its copper mesh touch screen program, Kodak wrote off related intangible assets with a gross carrying amount of $33 million and accumulated amortization of $21 million and recorded an impairment charge of $12 million.

During the first quarter of 2017, Kodak recorded a pre-tax charge of $4 million to adjust the Prosper intangible asset carrying value to the amount that would have been recorded had the Prosper intangible assets been continuously classified as held and used. Refer to Note 15, “Other Operating Expense (Income), net” and Note 27, “Discontinued Operations”.

Amortization expense related to intangible assets was $11 million and $17 million for the years ended December 31, 2018 and 2017, respectively.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2018 was as follows:

(in millions)
2019	$7
2020	6
2021	5
2022	5
2023	4
2024 and thereafter	8
Total	$35

NOTE 6:  OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2018	2017
Pension assets	$82	$43
Estimated workers' compensation recoveries	17	22
Long-term receivables, net of allowance of $4 million and $4 million	13	15
Other	32	33
Total	$144	$113

NOTE 7:  OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2018	2017
Employment-related liabilities	$42	$45
Deferred revenue	34	29
Customer rebates	26	27
Deferred consideration on disposed businesses (1)	24	10
Workers' compensation	9	10
Restructuring liabilities	8	10
Other	70	80
Total	$213	$211

(1)

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the Personalized Imaging and Document Imaging Businesses (“PI/DI Businesses”) to the trustee of the U. K. pension plan (and/or its subsidiaries, collectively the “KPP Purchasing Parties”) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for 2017, 2016 or 2015.  The amounts owed for 2015 and 2016 were paid in 2016 and 2017, respectively.  The amount owed for 2017 of $10 million was paid in January 2019.  The maximum potential payment related to the year ending December 31, 2018 of $14 million was accrued at the time of the divestiture of the business.

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

NOTE 8:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2018	2017
Workers' compensation	$83	$96
Asset retirement obligations	48	43
Deferred taxes	14	16
Environmental liabilities	10	12
Deferred consideration on disposed businesses	—	14
Other	24	21
Total	$179	$202

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 9:  DEBT AND CAPITAL LEASES

Debt and capital leases and related maturities and interest rates were as follows at December 31, 2018 and 2017 (in millions):

				As of December 31,
				2018	2017
(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note		8.84%	$394	$—
	Capital leases		Various	2	3
	Other debt		Various	—	1
				396	4

Non-current portion:
	Term note	2019	8.84%	—	393
	Capital leases	Various	Various	3	4
	Other debt	Various	Various	2	2
				5	399
				$401	$403

Annual maturities of debt and capital leases outstanding at December 31, 2018, were as follows (in millions):

(in millions)	Carrying Value	Maturity Value
2019	$396	$397
2020	1	1
2021	1	1
2022	1	1
2023	—	—
2024 and thereafter	2	2
Total	$401	$402

On September 3, 2013, the Company entered into (i) a Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners.  Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and together with the Term Credit Agreements, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A. as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners.  Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”).  Net proceeds from the Term Credit Agreements were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs). The loans  made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  The Second Lien Term Credit Agreement was prepaid and terminated on November 15, 2016  using the proceeds from the sale of Series A Preferred Stock together with cash on hand.

The Credit Agreements limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments.  In addition to other customary affirmative covenants, the Credit Agreements provide for a periodic delivery by the Company of its various financial statements as set forth in the Credit Agreements.  Events of default under the Credit Agreements include, among others, failure to pay any loan, interest or other amount due under the applicable credit agreement, breach of specific covenants and a change of control of the Company.  Upon an event of default, the applicable lenders may declare the outstanding obligations under the applicable credit agreement to be immediately due and payable and exercise other rights and remedies provided for in such Credit Agreements.

The First Lien Loans bear interest at the rate of LIBOR plus 6.25% per annum, with a LIBOR floor of 1% or Alternate Base Rate (as defined in the Term Credit Agreement) plus 5.25%.  Under the ABL Credit Agreement, the ABL Loans bore interest at the rate of LIBOR plus 2.75%-3.25% per annum or Base Rate (as defined in the ABL Credit Agreement) plus 1.75%-2.25% per annum, based on Excess Availability (as defined in the ABL Credit Agreement) until the ABL Credit Agreement was amended as discussed below.  Each existing and future direct or indirect U.S. subsidiary of the Company (other than immaterial subsidiaries, unrestricted subsidiaries and certain other subsidiaries) have agreed to provide unconditional guarantees of the obligations of the Company under the Credit Agreements. Subject to certain exceptions, obligations under the Term Credit Agreement are secured by: (i) a first lien on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral (as defined below), including a first lien on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (collectively the “Term Collateral”) and (ii) a second lien on the ABL Collateral. Obligations under the Asset Based Revolving Credit Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and (ii) a second lien on the Term Collateral.  The aggregate carrying value of the Term Collateral and ABL Collateral as of December 31, 2018 and 2017 was $1,310 million and $1,385 million, respectively.

The Company may voluntarily prepay the First Lien Loans.

As defined in the Term Credit Agreement, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits.  On October 2, 2017, Kodak prepaid $6 million of principal under the Term Credit Agreement from proceeds from a royalty payment.  On July 7, 2016, Kodak prepaid $5 million of principal under the Term Credit Agreement from proceeds received from the sale of a business.  Under the terms of the Term Credit Agreement, the prepayments were applied first to the installment principal payments of $4 million due over the next twelve months, then ratably to the remaining scheduled payments.  With the prepayments, Kodak does not owe any future scheduled principal payments until the maturity date of the loan.

On an annual basis, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in the Term Credit Agreement, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in the Term Credit Agreement) to be less than $100 million or the Secured Leverage ratio is less than 2.25 to 1.00.  For the years ended December 31, 2018 and 2017, ECF was a negative amount.  For 2016, the Secured Leverage Ratio was below 2.25 to 1.00.  Therefore, no prepayments of First Lien term debt have been required.  Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loans.

Under the Term Credit Agreement, the Company is required to maintain a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the Term Credit Agreement is tested at the end of each quarter based on the prior four quarters.  The maximum Secured Leverage Ratio permitted under the Term Credit Agreement declined on June 30, 2015 from 3.75:1 to 3.25:1 and further declined on December 31, 2015 from 3.25:1 to 2.75:1, with no further adjustments for the remainder of the agreement.

Under the terms of the Credit Agreements, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets. Further, under the ABL Credit Agreement, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0. Upon designation of Unrestricted Subsidiaries, the Company is required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries, Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd. This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries have sales of approximately $12 million for the year ended December 31, 2018 and assets of $21 million as of December 31, 2018, which represent 1% and 1%, respectively, of Kodak’s consolidated sales for the year ended December 31, 2018 and consolidated assets as of December 31, 2018.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements. EBITDA of the Unrestricted Subsidiaries, as calculated under the Term Credit Agreement and the ABL Credit Agreement, is a loss and is excluded from the calculation of the Secured Leverage Ratio. Therefore, designating these Subsidiaries as Unrestricted had the impact of improving the Secured Leverage Ratio.

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

See also the Going Concern subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”.

ABL Credit Agreement

On May 26, 2016, the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”) entered into an Amended and Restated Credit Agreement (the “ABL Credit Agreement”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, which amended and restated the existing Asset Based Revolving Credit Agreement, dated as of September 3, 2013 (the “Prior Credit Agreement”). Each of the capitalized but undefined terms used in the context of describing the ABL Credit Agreement has the meaning ascribed to such term in the ABL Credit Agreement.

The ABL Credit Agreement decreased the aggregate amount of commitments from $200 million to $150 million and extended the maturity date to the earlier of May 26, 2021 or the date that is 90 days prior to the earliest scheduled maturity date of any of the Company’s outstanding term loans or refinancings thereof, of which the earliest maturity date is currently September 3, 2019.   The ABL Credit Agreement, among other things, lowered reserve requirements by eliminating the Availability Block and removed the ability to use Qualified Cash to support Excess Availability.

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has reaffirmed its unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the ABL Credit Agreement.

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $85 million and $96 million of letters of credit under the ABL Credit Agreement as of December 31, 2018 and 2017.  The Company had approximately $19 million and $20 million of Excess Availability under the ABL Credit Agreement as of December 31, 2018 and 2017.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $11 million, as of December 31, 2018 (which $11 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of December 31, 2018 and 2017 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2017, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.

As of December 31, 2018 and 2017, Kodak had funded $3 million and $6 million, respectively, to the Eligible Cash account, held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted cash in the Consolidated Statement of Financial Position.

Reporting requirements under the Term Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit or other material qualification or exception, except for any such qualification or exception with respect to any indebtedness maturing within 364 days after the date of such financial statements.  Lenders may take the position that the going concern explanatory paragraph contained in the audit report on the Company’s financial statements as of and for the year ended December 31, 2018 does not satisfy the requirements under the Term Credit Agreement.  Under the Term Credit Agreement, if notice of a failure to comply with the reporting covenant is given to the Company by the lenders, an event of default would occur thereunder if such failure is not cured within thirty days after such notice is given, unless such event of default is waived by the requisite lenders.  In the event of default, the debt could become immediately due.

The Company’s ABL Credit Agreement contains an opinion delivery requirement that corresponds to the requirement under the Term Credit Agreement, although under the ABL Credit Agreement there is an additional requirement that the opinion be reasonably acceptable to the agent under the ABL Credit Agreement.  On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to occur in relation to the going concern explanatory paragraph in the audit report.   Such waiver does not waive any cross-default that may occur in the event of the occurrence of an event of default under the Term Credit Agreement as described above.

The Company intends to repay the Term Credit Agreement using proceeds from the sale of the Flexographic Packaging segment and to amend and restate or refinance the Term Credit Agreement prior to the maturity of the Term Credit Agreement or ABL Credit Agreement and prior to the date on which any event of default would occur under the Term Credit Agreement.

NOTE 10: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

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

The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividend and Other Rights

On November 14, 2016, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series A Preferred Stock which became effective upon filing.  The Series A Preferred Stock ranks senior to the Company’s common stock (“Common Stock”) with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series A Preferred Stock has a liquidation preference of $100 per share, and the holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018.

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

The initial conversion rate and the corresponding conversion price are subject to customary anti-dilution adjustments as well as an adjustment if the Company is obligated to make a cash payment under the settlement agreement relating to the remediation of historical environmental liabilities at EBP, as discussed in Note 12, “Guarantees”.

The Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price is increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis at fair value as a single derivative.  The Company allocated $43 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the derivative as of December 31, 2018 and 2017 was an asset of $4 million and is included within Other long-term assets in the accompanying Consolidated Statement of Financial Position. Refer to Note 13, “Financial Instruments” for information on the valuation of the derivative.

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

NOTE 11:  COMMITMENTS AND CONTINGENCIES

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

The following table provides asset retirement obligation activity (in millions):

	For the Year Ended December 31,
	2018	2017
Asset Retirement Obligations at start of period	$43	$38
Liabilities incurred in the current period	3	2
Liabilities settled in the current period	(3)	(1)
Accretion expense	2	1
Revision in estimated cash flows	3	3
Asset Retirement Obligations at end of period	$48	$43

Other Commitments and Contingencies

The Company and its subsidiaries have entered into operating leases for various real estate and equipment needs.  Rental expense in the years ended December 31, 2018 and 2017 amounted to $21 million and $22 million, respectively, net of sublease income of $7 million in each year.

As of December 31, 2018, the Company had outstanding letters of credit of $85 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $3 million, surety bonds in the amount of $40 million, and restricted cash and deposits of $25 million, primarily to support compliance with the Excess Availability threshold under the ABL Credit Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities.  The restricted cash and deposits are recorded in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2018, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $10 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2018, Kodak has posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $60 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 12:  GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $4 million and the outstanding amount for those guarantees is $1 million.

In accordance with the terms of a settlement agreement concerning certain of the Company’s historical environmental liabilities at EBP, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments.  There is no liability recorded related to this guarantee.

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Further, the fair value of any right to indemnification granted during the year ended December 31, 2018 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2016	$23
New extended warranty and maintenance arrangements	123
Recognition of extended warranty and maintenance arrangement revenue	(124)
Deferred revenue on extended warranties as of December 31, 2017	22
New extended warranty and maintenance arrangements	105
Recognition of extended warranty and maintenance arrangement revenue	(105)
Deferred revenue on extended warranties as of December 31, 2018	$22

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2018 and 2017 amounted to $113 million and $114 million, respectively.

NOTE 13:  FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at December 31, 2018 and 2017 was approximately $415 million and $534 million, respectively.  The majority of the contracts of this type held by Kodak at December 31, 2018 were denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.  The majority of the contracts of this type held by Kodak at December 31, 2017 were denominated in Swiss francs and euros.  The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2018	2017
Net loss from derivatives not designated as hedging instruments	$10	$10

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2018 and 2017.

Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2018 was not significant to Kodak.

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

As discussed in Note 10, “Redeemable, Convertible, Series A Preferred Stock”, Kodak concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder; the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization. Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability which is reported in Other long-term assets in the Consolidated Statement of Financial Position as of December 31, 2018 and 2017.  The derivative is being accounted for at fair value with changes in fair value being reported in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities.  The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2018 and 2017 was $3 million and $7 million, respectively. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2018 and 2017 were $1 million in each year.

The fair value of the Series A Preferred Stock embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The value is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of fair value at December 31, 2018 and 2017:

	Valuation Date
(in millions)	For the Year Ended December 31,
	2018	2017
Total value of embedded derivative asset	$4	$4
Kodak's closing stock price	2.55	3.10
Expected stock price volatility	95.55%	58.22%
Risk free rate	2.46%	2.08%
Yield on the preferred stock	23.77%	22.31%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives. The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability.  The Fundamental Change and Reorganization Conversion value exceeded the value of the embedded conversion features derivative liability at December 31, 2018 and 2017 resulting in the derivative being reported as an asset.

The fair values of long-term borrowings were $5 million and $348 million at December 31, 2018 and 2017, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  At December 31, 2018, the fair value of current portion of long-term borrowings was also determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair value of the current portion of long-term borrowings was $378 million at December 31, 2018.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2018.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values.  In addition, the fair value of the current portion of long-term borrowings approximated its fair value at December 31, 2017.

NOTE 14:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Year Ended
	December 31, 2018
	Print Systems	Enterprise Inkjet Systems	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$685	$32	$—	$16	$—	$—	$733
Ongoing service arrangements (1)	132	79	48	3	—	—	262
Total Annuities	817	111	48	19	—	—	995
Equipment & Software	78	25	17	—	—	—	120
Film and chemicals	—	—	—	159	—	—	159
Other (2)	—	—	19	11	4	17	51
Total	$895	$136	$84	$189	$4	$17	$1,325

(1)

Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as revenue from project-based document management and managed print services businesses, which is included in Other above.

(2)	Other includes revenue from professional services, non-recurring engineering services, print and managed media services, tenant rent and related property management services and licensing.

Product Portfolio Summary:

	Year Ended
	December 31, 2018
	Print Systems	Enterprise Inkjet Systems	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$159	$84	$84	$11	$3	$—	$341
Strategic other businesses (2)	700	—	—	162	1	17	880
Planned declining businesses (3)	36	52	—	16	—	—	104
	$895	$136	$84	$189	$4	$17	$1,325

(1)	Growth engines consist of Sonora, PROSPER, Software and Solutions, AM3D, excluding intellectual property (IP) licensing, and brand licensing.

(2)

Strategic Other Businesses include plates, Computer to Plate (“CTP”) and related service, and Nexpress and related toner business in the Print Systems segment, Motion Picture and Industrial Film and Chemicals in the Consumer and Film segment, Eastman Business Park and IP licensing.

(3)

Planned Declining Businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base. These product families consist of Consumer Inkjet in the Consumer and Film segment, Versamark in the Enterprise Inkjet Systems segment and Digimaster in the Print Systems segment.

Geography (1):

	Year Ended
	December 31, 2018
	Print Systems	Enterprise Inkjet Systems	Software & Solutions	Consumer & Film	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$234	$45	$29	$125	$4	$17	$454
Canada	13	1	4	3	—	—	21
North America	247	46	33	128	4	17	475
Europe, Middle East and Africa	367	56	22	20	—	—	465
Asia Pacific	226	31	25	41	—	—	323
Latin America	55	3	4	—	—	—	62
Total Sales	$895	$136	$84	$189	$4	$17	$1,325

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the year ended December 31, 2018.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.   The amounts recorded for contract assets at December 31, 2018 and 2017 were $3 million and $2 million, respectively, and are reported in Other current assets and Trade receivables, respectively, in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at December 31, 2018 and 2017 were $48 million and $35 million, respectively, of which $42 million and $35 million, respectively, are reported in Other current liabilities and $6 million and $0 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the twelve months ended December 31, 2018 that was included in the contract liability balance at the beginning of the year was $34 million and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of December 31, 2018 include $36 million of cash payments received during the twelve months ended December 31, 2018.

NOTE 15:  OTHER OPERATING EXPENSE (INCOME), NET

	Year Ended December 31,
(in millions)	2018	2017
Expense (income):
Korea withholding tax refund (1)	$16	$—
Gains related to the sales of assets	(13)	(8)
Legal reserve changes	(6)	—
Asset impairments (2) (3) (4)	13	24
Prosper asset remeasurement (5)	—	12
Other	(1)	—
Total	$9	$28

(1)	Refer to Note 17, “Income Taxes”, section, “IRS and Korean National Tax Service Agreement”.

(2)	In the fourth quarter of 2018, Kodak recorded an impairment charge of $13 million related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets.”
(3)	In the fourth quarter of 2017, Kodak recorded an impairment charge of $2 million related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets.”
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

(5)

In the first quarter of 2017, Kodak reduced the carrying value of Prosper fixed assets ($8 million) and intangible assets ($4 million) to the amount that would have been recorded if the Prosper assets, which were previously presented as held for sale, had been continuously classified as held and used.

NOTE 16:  OTHER (INCOME) CHARGES, NET

	Year Ended December 31,
(in millions)	2018	2017
Loss on foreign exchange transactions	$16	$9
Change in fair value of embedded conversion features derivative (1)	—	(47)
Interest income	—	(4)
Other	1	5
Total	$17	$(37)

(1)	Refer to Note 13, “Financial Instruments”.

NOTE 17:  INCOME TAXES

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act reduced the U.S. federal corporate income tax rate to 21 percent from 35 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017 and through December 22, 2018, Kodak recorded provisional amounts for certain enactment-date effects of the 2017 Tax Act because it had not yet completed the enactment-date accounting for these effects. Kodak recorded the following impacts:

Reduction of the U.S. Corporate Income Tax Rate

Kodak’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $202 million decrease in the Kodak’s net deferred tax assets for the year ended December 31, 2017.  This reduction in deferred tax assets was mainly offset by Kodak’s U.S. valuation allowance except for the impact on deferred tax liabilities related to the goodwill and the Kodak tradename, which resulted in a benefit of approximately $7 million.  An adjustment made to the provisional amount allowed under SAB 118 was identified and recorded as a discrete adjustment during the year ended December 31, 2018 and was immaterial.

Transition Tax on Foreign Earnings

Kodak recognized a provisional income tax expense of $14 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings which will be offset by the utilization of foreign tax credits. Upon further analysis of the 2017 Tax Act, Notices and Regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, Kodak finalized its calculations of the transition tax liability in the year ended December 31, 2018 resulting in no net tax provision.

The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under the 2017 Tax Act, an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.  Kodak was still evaluating the GILTI provisions as of December 31, 2017, therefore no GILTI-related deferred amount was recorded as of the year ended December 31, 2017. As of the year ended December 31, 2018, Kodak has elected to account for GILTI as a period cost in the year the tax is incurred.

The SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  Kodak recognized the provisional tax impacts related to deemed repatriated earnings and the re-measurement of deferred tax assets and liabilities to the extent needed and included these amounts in its consolidated financial statements through December 22, 2018, the end of the measurement period for purposes of SAB 118.  Kodak completed its analysis based on legislative updates relating to the 2017 Tax Act available by the end of 2018 resulting in adjustments which were fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax provision or (benefit).

The components of Loss from continuing operations before income taxes and the related benefit for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
	2018	2017
(Loss) earnings from continuing operations before income taxes:
U.S.	$(46)	$(59)
Outside the U.S.	33	33
Total	$(13)	$(26)
U.S. income taxes:
Current (benefit) provision	$(30)	$1
Deferred provision (benefit)	1	(31)
Income taxes outside the U.S.:
Current provision	4	6
Deferred provision benefit	21	(95)
State and other income taxes:
Current benefit	—	(1)
Total provision	$(4)	$(120)

The differences between income taxes computed using the U.S. federal income tax rate and the benefit for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
	2018	2017
Amount computed using the statutory rate	$(3)	$(9)
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	2	2
Impact of goodwill and intangible impairments	—	(21)
Operations outside the U.S.	28	14
Legislative tax law and rate changes	7	150
Valuation allowance	(18)	(266)
Tax settlements and adjustments, including interest	(33)	(11)
Discharge of debt and other reorganization related items	13	39
Embedded derivative liability conversion	—	(17)
Other, net	—	(1)
Benefit from income taxes	$(4)	$(120)

IRS and Korean National Tax Service Agreement

In June 2012, Kodak filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (IRS). The request related to a potential double taxation issue with respect to patent licensing royalty payments received by Kodak in 2010. In October 2018, an agreement was reached by the IRS and Korean National Tax Service, resulting in a partial refund of Korean withholding taxes in the amount of $32 million. Kodak had previously agreed with the licensee that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between Kodak and the licensee.  Kodak received the $16 million net payment in the fourth quarter of 2018.  The full $32 million refund was reflected as an income tax benefit in the fourth quarter of 2018.  The $16 million payment to the licensee was reported in other operating expenses, resulting in a net benefit to net income of $16 million.

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2018	2017
Deferred tax assets
Pension and postretirement obligations	$62	$96
Restructuring programs	1	1
Foreign tax credit	357	343
Inventories	9	10
Investment tax credit	48	58
Employee deferred compensation	23	25
Depreciation	64	68
Research and development costs	67	80
Tax loss carryforwards	338	307
Other deferred revenue	1	4
Other	69	73
Total deferred tax assets	$1,039	$1,065

Deferred tax liabilities
Leasing	$2	$2
Goodwill/intangibles	16	16
Unremitted foreign earnings	22	20
Total deferred tax liabilities	40	38
Net deferred tax assets before valuation allowance	999	1,027
Valuation allowance	853	856
Net deferred tax assets	$146	$171

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
	2018	2017
Deferred income taxes	$160	$187
Other long-term liabilities	(14)	(16)
Net deferred tax assets	$146	$171

As of December 31, 2018, Kodak had available domestic and foreign NOL carry-forwards for income tax purposes of approximately $1,503 million, of which approximately $746 million have an indefinite carry-forward period.  The remaining $757 million expire between the years 2019 and 2037.  As of December 31, 2018, Kodak had unused foreign tax credits and investment tax credits of $357 million and $48 million, respectively, with various expiration dates through 2033.

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

The 2017 Tax Act includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  The one-time transition tax as of December 31, 2017 resulted in the recognition of a previously recorded deferred tax liability on the undistributed foreign earnings of $56 million (net of related foreign tax credits) and was fully offset by Kodak’s U.S. valuation allowance, resulting in no net tax benefit.  Kodak had deferred tax liabilities of $22 million and $20 million for potential taxes on the undistributed earnings, including foreign withholding taxes, as of December 31, 2018 and 2017, respectively.

Kodak’s valuation allowance as of December 31, 2018 was $853 million.  Of this amount, $155 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $323 million, and $698 million related to Kodak’s net deferred tax assets in the U.S. of $676 million, for which Kodak believes it is not more likely than not that the assets will be realized.

During 2018, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would be realized as a result of increased profits in locations outside the U.S. and accordingly recorded a benefit of $4 million associated with the release of a valuation allowance on those deferred tax assets.  Additionally, during 2018, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced sales volumes in a location outside the U.S. and accordingly recorded a provision of $15 million associated with the establishment of a valuation allowance on those deferred tax assets.

Kodak’s valuation allowance as of December 31, 2017 was $856 million.  Of this amount, $159 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $352 million, and $697 million related to Kodak’s net deferred tax assets in the U.S. of $675 million, for which Kodak believes it is not more likely than not that the assets will be realized.

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

The net deferred tax assets in excess of the valuation allowance of approximately $146 million and $171 million as of December 31, 2018 and December 31, 2017, respectively, relate primarily to NOL carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows

(in millions):

	Year Ended December 31,
	2018	2017
Balance as of January 1	$61	$84
Tax positions related to the current year:
Additions	—	7
Tax positions related to prior years:
Additions	1	6
Reductions	(5)	(28)
Settlements with taxing jurisdictions	—	(4)
Lapses in statute of limitations	—	(4)
Balance as of December 31	$57	$61

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  Kodak had approximately $16 million and $17 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2018 and 2017, respectively.

Kodak had uncertain tax benefits of approximately $26 and $29 million as of December 31, 2018 and 2017, respectively, that, if recognized, would affect the effective income tax rate.  Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position.  Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

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

During 2018, Kodak agreed to terms with a tax authority outside of the U.S. and settled audit issues related to calendar years 2006-2007. Kodak originally recorded liabilities for uncertain tax positions (“UTPs”) totaling $1 million (plus interest of approximately $1 million). The settlement resulted in a reduction in Other current liabilities in the Consolidated Statement of Financial Position and other taxes and the recognition of a $2 million tax benefit.

The 2017 Tax Act corporate tax rate decrease from 35% to 21% resulted in the re-measurement of UTPs, reducing a reserve held in the U.S. by approximately $22 million.  UTPs are presented in the financial statements as a reduction to deferred tax assets for a NOL carryforward, a similar tax loss or a tax credit carryforward.  As a result, the reduction of this UTP has been recorded as a reduction in Kodak’s deferred tax asset and is fully offset by valuation allowance, therefore there is no net tax provision associated with this change.

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

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  Kodak has substantially concluded all U.S. federal and state income tax matters for years through 2012 with respective tax authorities.  Kodak is currently under examination by the Internal Revenue Service for years 2013 and 2014.  With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2011 with respective foreign tax jurisdiction authorities.

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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the three years ended December 31, 2018 were as follows (in millions):

	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2016	5	3	—	8
Charges	26	3	9	38
Utilization/cash payments	(13)	(2)	(9)	(24)
Other adjustments & reclasses (2)	(12)	—	—	(12)
Balance as of December 31, 2017	6	4	—	10
Charges	17	—	—	17
Utilization/cash payments	(12)	(2)	—	(14)
Other adjustments & reclasses (3)	(5)	—	—	(5)
Balance as of December 31, 2018	$6	$2	$—	$8

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.
(2)

The $(12) million includes $(13) million of severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities, and $1 million of foreign currency translation adjustments.

(3)	The $(5) million represents severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

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

2018 Activity

Restructuring actions taken in 2018 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included cost rationalization in France, consolidation of R&D sites in Israel, EPS manufacturing cost reductions in Germany, and various targeted reductions in manufacturing, service, sales, research and development, and other administrative functions.

As a result of these actions, for the year ended December 31, 2018 Kodak recorded $17 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2018 severance costs related to the elimination of approximately 285 positions, including approximately 115 administrative, 100 manufacturing/service, and 70 research and development positions.  The geographic composition of these positions included approximately 130 in the U.S. and Canada, and 155 throughout the rest of the world.

As a result of these initiatives, approximately $2 million of the severance charges will be paid during periods through the end of 2019. The remainder of the severance payments will be completed by the end of the first half of 2019.  The exit cost reserves primarily relate to long-term lease payments, will be paid throughout 2019 and beyond.

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

For U.S. employees hired prior to March 1999, KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings.  KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted in to the cash balance formula during a special election period.  Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”).  The Cash Balance Plan credits employees' hypothetical accounts with an amount equal to either 7% or 8% of their pay, plus interest based on the 30-year Treasury bond rate.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended December 31, 2018		Year Ended December 31, 2017
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$3,866	$885	$3,908	$816
Service cost	13	3	12	3
Interest cost	109	12	115	12
Benefit payments	(414)	(50)	(352)	(48)
Actuarial (gain) loss	(174)	—	170	37
Special termination benefits	5	—	13	—
Currency adjustments	—	(16)	—	65
Projected benefit obligation at end of period	$3,405	$834	$3,866	$885

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,804	$722	$3,653	$693
Gain on plan assets	55	5	503	27
Employer contributions	—	4	—	5
Benefit payments	(414)	(50)	(352)	(48)
Currency adjustments	—	(10)	—	45
Fair value of plan assets at end of period	$3,445	$671	$3,804	$722

Over (under) funded status at end of period	$40	$(163)	$(62)	$(163)

Accumulated benefit obligation at end of period	$3,403	$824	$3,864	$874

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$40	$32	$—	$35
Pension and other postretirement liabilities	—	(195)	(62)	(198)
Net amount recognized	$40	$(163)	$(62)	$(163)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	As of December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$578	$3,866	$617
Accumulated benefit obligation	—	568	3,864	606
Fair value of plan assets	—	382	3,804	419

Amounts recognized in accumulated other comprehensive (loss) income for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$27	$3	$36	$3
Net actuarial loss	(258)	(126)	(271)	(110)
Total	$(231)	$(123)	$(235)	$(107)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows (in millions):

	Year Ended December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established gain (loss)	$6	$(21)	$90	$(37)
Amortization of:
Prior service credit	(7)	—	(7)	—
Net actuarial loss	5	5	—	3
Total (loss) income recognized in Other comprehensive income	$4	$(16)	$83	$(34)

The Company expects to recognize $7 million of prior service credits and $5 million of net actuarial losses as components of net periodic benefit cost over the next year.

Pension income for all defined benefit plans included (in millions):

	Year Ended December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$3	$12	$3
Interest cost	109	12	115	12
Expected return on plan assets	(223)	(26)	(243)	(27)
Amortization of:
Prior service credit	(7)	—	(7)	—
Actuarial loss	5	5	—	3
Pension income before special termination benefits	(103)	(6)	(123)	(9)
Special termination benefits	5	—	13	—
Net pension income for major defined benefit plans	(98)	(6)	(110)	(9)
Other plans including unfunded plans	—	(4)	—	—
Net pension income	$(98)	$(10)	$(110)	$(9)

The pension income before special termination benefits reported above for the years ended December 31, 2018 and 2017 each include $1 million which is reported as Loss from discontinued operations.

The special termination benefits of $5 million and $13 million for the years ended December 31, 2018 and 2017, respectively, were incurred as a result of Kodak's restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.04%	2.05%	3.34%	1.90%
Salary increase rate	3.50%	2.06%	3.50%	2.17%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	3.33%	2.32%	3.68%	2.66%
Effective rate for interest cost	2.96%	1.70%	3.06%	1.56%
Salary increase rate	3.50%	2.17%	3.43%	2.09%
Expected long-term rate of return on plan assets	6.40%	3.98%	7.00%	4.21%

Plan Asset Investment Strategy

The investment strategy underlying the asset allocation for the pension assets is to achieve an optimal return on assets with an acceptable level of risk while providing for the long-term liabilities and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plans.  This is primarily achieved by investing in a broad portfolio constructed of various asset classes including equity and equity-like investments, debt and debt-like investments, real estate, private equity and other assets and instruments.  Long duration bonds and Treasury bond futures are used to partially match the long-term nature of plan liabilities. Other investment objectives include maintaining broad diversification between and within asset classes and fund managers and managing asset volatility relative to plan liabilities.

Every three years, or when market conditions have changed materially, each of Kodak’s major pension plans will undertake an asset allocation or asset and liability modeling study.  The asset allocation and expected return on the plans’ assets are individually set to provide for benefits and other cash obligations within each country’s legal investment constraints.

Actual allocations may vary from the target asset allocations due to market value fluctuations, the length of time it takes to implement changes in strategy, and the timing of cash contributions and cash requirements of the plans.  The asset allocations are monitored and are rebalanced in accordance with the policy set forth for each plan.

The total plan assets attributable to the major U.S. defined benefit plans at as of December 31, 2018 relate to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  A review of the EROA as of December 31, 2018, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 6.50%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2018.  The weighted average annual expected return on plan assets for the major non-U.S. pension plans was 3.86% based on the plans’ respective asset allocations as of December 31, 2018.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  Foreign currency contracts and swaps are used to partially hedge foreign currency risk.  Additionally, Kodak’s major defined benefit pension plans invest in government bond futures and long duration investment grade bonds to partially hedge the liability risk of the plans.  As of December 31, 2018 and 2017, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2018	2017	2018 Target
Asset Category
Equity securities	11%	10%	7-13%
Debt securities	40%	42%	35-45%
Real estate	2%	2%	0-6%
Cash and cash equivalents	1%	1%	0-6%
Global balanced asset allocation funds	13%	16%	12-18%
Other	33%	29%	27-39%
Total	100%	100%

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2018	2017	2018 Target
Asset Category
Equity securities	3%	3%	0-6%
Debt securities	33%	32%	30-40%
Real estate	1%	1%	0-6%
Cash and cash equivalents	2%	2%	0-6%
Global balanced asset allocation funds	4%	5%	2-8%
Other	57%	57%	55-65%
Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2018 and 2017 are presented in the tables below for Kodak’s major defined benefit plans.  Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.  Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

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

Major U.S. Plans

December 31, 2018

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$50	$50

Equity Securities	4	—	—	364	368

Debt Securities:
Government Bonds	—	—	—	1,005	1,005
Investment Grade Bonds	—	391	—	—	391

Real Estate	—	—	—	57	57

Global Balanced Asset Allocation Funds	—	—	—	438	438

Other:
Absolute Return	—	—	—	431	431
Private Equity	—	—	6	659	665
Derivatives with unrealized gains	46	—	—	—	46
Derivatives with unrealized losses	(6)	—	—	—	(6)
	$44	$391	$6	$3,004	$3,445

Major U.S. Plans

December 31, 2017

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$30	$30

Equity Securities	60	—	—	322	382

Debt Securities:
Government Bonds	—	—	—	1,179	1,179
Investment Grade Bonds	—	421	—	—	421

Real Estate	—	—	26	68	94

Global Balanced Asset Allocation Funds	—	—	—	597	597

Other:
Absolute Return	—	—	—	489	489
Private Equity	—	—	14	601	615
Derivatives with unrealized losses	(3)	—	—	—	(3)
	$57	$421	$40	$3,286	$3,804

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

Major Non-U.S. Plans

December 31, 2018

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$8	$—	$—	$5	$13

Equity Securities	—	—	—	21	21

Debt Securities:
Government Bonds	—	—	—	53	53
Inflation-Linked Bonds	—	—	—	4	4
Investment Grade Bonds	—	66	—	68	134
Global High Yield & Emerging Market Debt	—	—	—	28	28

Real Estate	—	—	—	9	9

Global Balanced Asset Allocation Funds	—	—	—	27	27

Other:
Absolute Return	—	—	—	7	7
Private Equity	—	—	—	42	42
Insurance Contracts	—	333	—	—	333
Derivatives with unrealized gains	1	—	—	—	1
Derivatives with unrealized losses	(1)	—	—	—	(1)
	$8	$399	$—	$264	$671

Major Non-U.S. Plans

December 31, 2017

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$6	$—	$—	$5	$11

Equity Securities	—	—	—	24	24

Debt Securities:
Government Bonds	—	—	—	79	79
Inflation-Linked Bonds	—	—	—	5	5
Investment Grade Bonds	—	62	—	76	138
Global High Yield & Emerging Market Debt	—	—	—	11	11

Real Estate	—	—	—	10	10

Global Balanced Asset Allocation Funds	—	—	—	33	33

Other:
Absolute Return	—	—	—	8	8
Private Equity	—	—	—	43	43
Insurance Contracts	—	358	—	—	358
Derivatives with unrealized gains	1	—	—	—	1
	$7	$420	$—	$294	$721

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

For Kodak’s major defined benefit pension plans, certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts.  Investments in derivatives are used to obtain desired exposure to a particular asset, index or bond duration and require only a portion of the total exposure to be invested as cash collateral.  In instances where exposures are obtained via derivatives, the majority of the exposure value is available to be invested, and is typically invested, in a diversified portfolio of hedge fund strategies that generate returns in addition to the return generated by the derivatives.  Of the December 31, 2018 investments shown in the major U.S. plans table above, 5% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 30% of the total pension assets represented U.S. government bond exposure with 12 years duration, obtained via derivatives and are reported in government bonds.  Of the December 31, 2017 investments shown in the major U.S. plans table above, 2% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 31% of the total pension assets represented U.S. government bond exposure with 13 years duration, obtained via derivatives and are reported in government bonds.

Of the December 31, 2018 investments shown in the major Non-U.S. plans table above, 0% and 7% of the total pension assets represented derivative exposures to equity securities and government bonds with  5 years duration and are reported in those respective classes.  Of the December 31, 2017 investments shown in the major Non-U.S. plans table above, 0% and 7% of the total pension assets represented derivative exposures to equity securities and government bonds with 7 years duration and are reported in those respective classes.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans:

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2018	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2018
Real Estate	$26	$—	$14	$(40)	$—
Private Equity	14	1	—	(9)	6
Total	$40	$1	$14	$(49)	$6

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2017	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2017
Real Estate	$32	$5	$—	$(11)	$26
Private Equity	14	3	—	(3)	14
Total	$46	$8	$—	$(14)	$40

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

	U.S.	Non-U.S.
2019	$317	$48
2020	306	48
2021	295	48
2022	284	47
2023	274	46
2024 - 2028	1,214	215

NOTE 20:  OTHER POSTRETIREMENT BENEFITS

In Canada, Kodak provides medical, dental, life insurance, and survivor income benefits to eligible retirees.  In the U.K., Kodak provides medical benefits to eligible retirees.  The other postretirement benefit plans in Canada and the U.K. are closed to new participants. Information on the Canada and U.K. other postretirement benefit plans is presented below.

The measurement date used to determine the net benefit obligation for Kodak's other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
	2018	2017
Net benefit obligation at beginning of period	$71	$72
Interest cost	2	2
Plan participants’ contributions	1	1
Actuarial gain	(6)	(1)
Benefit payments	(4)	(4)
Currency adjustments	—	1
Net benefit obligation at end of period	$64	$71

Underfunded status at end of period	$(64)	$(71)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
	2018	2017
Other current liabilities	$(3)	$(4)
Pension and other postretirement liabilities	(61)	(67)
	$(64)	$(71)

Amounts recognized in Accumulated other comprehensive loss consist of (in millions):

	As of December 31,
	2018	2017
Net actuarial gain	$(6)	$—

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
	2018	2017
Newly established loss (gain)	$(6)	$—
Total gain recognized in Other comprehensive (loss) income	$(6)	$—

Other postretirement benefit cost included:

	Year Ended December 31,
	2018	2017
Components of net postretirement benefit cost:
Service cost	$—	$—
Interest cost	2	2
Other postretirement benefit cost from continuing operations	$2	$2

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	Year Ended December 31,
	2018	2017
Discount rate	3.59%	3.21%
Salary increase rate	2.35%	2.35%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2018	2017
Effective rate for interest cost	2.88%	2.89%
Salary increase rate	2.35%	2.35%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2018	2017
Healthcare cost trend	5.70%	5.36%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.38%	4.36%
Year that the rate reaches the ultimate trend rate	2038	2022

Assumed healthcare cost trend rates effect the amounts reported for the healthcare plans.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	3	(3)

The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2019	$4
2020	3
2021	3
2022	3
2023	3
2024-2028	17

NOTE 21:  EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2018 and 2017 follows (in millions):

	Year Ended December 31,
	2018	2017
(Loss) earnings from continuing operations attributable to Eastman Kodak Company	$(9)	$93
Less: Series A convertible preferred stock cash and accrued dividends	(11)	(11)
Less: Series A convertible preferred stock deemed dividends	(9)	(8)
(Loss) earnings from continuing operations available to common shareholders - basic and diluted	$(29)	$74

Net (loss) income attributable to Eastman Kodak Company	$(16)	$94
Less: Series A convertible preferred stock cash and accrued dividends	(11)	(11)
Less: Series A convertible preferred stock deemed dividends	(9)	(8)
Net (loss) income available to common shareholders - basic and diluted	$(36)	$75

Weighted-average common shares outstanding - basic	42.7	42.5
Effect of dilutive securities:
Unvested restricted stock units	—	0.2
Weighted-average common shares outstanding - diluted	42.7	42.7

As a result of the net loss from continuing operations available to common shareholders for the year ended December 31, 2018, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported earnings from continuing operations available to common shareholders for the year ended December 31, 2018, the calculation of diluted earnings per share would have included the assumed conversion of 0.3 million unvested restricted stock units.

The computation of diluted earnings per share for the years ended December 31, 2018 and 2017 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares, and (2) the assumed conversion of 5.2 million and 4.8 million outstanding employee stock options, respectively, because they would have been anti-dilutive.  In addition, the computation of diluted earnings per share for the year ended December 31, 2017 excluded the impact of (1) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93 and (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 because they would have been anti-dilutive. The warrants terminated at the close of business on September 3, 2018.

NOTE 22:  STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (the “2013 Plan”).  The 2013 Plan is administered by the Executive Compensation Committee of the Board of Directors.

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards.  Stock options are generally non-qualified, are at exercise prices equal to or greater than the closing price of Kodak’s stock on the date of grant and expire seven years after the grant date.  Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Executive Compensation Committee.  Awards are subject to settlement in newly-issued shares of common stock.  Unless sooner terminated by the Executive Compensation Committee, no awards may be granted under the 2013 Plan after May 22, 2028.

The maximum number of shares of common stock that may be issued under the 2013 Plan is approximately 5.8 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.0 million shares. The maximum number of performance-based compensation awards that may be granted to any one employee under the 2013 Plan in any calendar year is 1.0 million shares or, in the event such award is paid in cash, $2.5 million. The maximum number of awards that may be granted to any non-employee director under the 2013 Plan in any calendar year may not exceed a number of awards with a grant date fair value of $900,000, computed as of the grant date.

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

Restricted Stock Units

Restricted stock units are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost related to restricted stock units was $2 million and $4 million for the years ended December 31, 2018 and 2017, respectively.

The weighted average grant date fair value of restricted stock unit awards granted for the years ended December 31, 2018 and 2017 was $3.66 and $9.20, respectively.  The total fair value of restricted stock units that vested was $3 million and $7 million for the years ended December 31, 2018 and 2017, respectively.  As of December 31, 2018, there was $1 million of unrecognized compensation cost related to restricted stock units.  The cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2018:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2017	468,681	$12.21
Granted	785,545	$3.66
Vested	270,952	$12.39
Forfeited	279,526	$6.88
Outstanding on December 31, 2018	703,748	$4.72

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2018:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding on December 31, 2017	4,807,855	$14.30
Granted	1,115,791	$8.45
Forfeited	727,709	$8.58
Outstanding on December 31, 2018	5,195,937	$13.85	4.98	—
Exercisable on December 31, 2018	2,748,006	$15.65	4.23	—
Expected to vest December 31, 2018	2,447,931	$11.81	5.82	—

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year.  The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options.

There was no intrinsic value of options outstanding, exercisable or expected to vest due to the fact that the market price of the Company’s common stock as of December 31, 2018 and 2017 was below the weighted average exercise price of options. There were no options exercised in 2018 or 2017.

The weighted average grant date fair value of options granted for the years ended December 31, 2018 and 2017 was $2.47 and $2.26,  respectively.  The total fair value of options that vested during the years ended December 31, 2018 and 2017 was $5 million and $4 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2018 and 2017 was $4 million and $5 million, respectively.

As of December 31, 2018, there was $2.4 million of unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 1.4 years.

Kodak utilizes the Black-Scholes option valuation model to estimate the fair value of stock options.  Public trading of the Company’s common stock began on September 23, 2013, providing limited historical data upon which to base assumptions.  The expected term of options granted is the period of time the options are expected to be outstanding and is calculated using a simplified method based on the option’s vesting period and original contractual term.  The Company uses only the historical volatility of the Company’s stock to estimate expected volatility. The risk-free rate was based on the yield on U.S. Treasury notes with a term equal to the option’s expected term.

The following inputs were used for the valuation of option grants issued in each year:

	Year Ended December 31,
	2018	2017
Weighted-average fair value of options granted	$2.45	$2.26
Weighted-average risk-free interest rate	2.70%	1.77%
Range of risk-free interest rates	2.59% - 2.95%	1.64% - 2.11%
Weighted-average expected option lives	4.5 years	4.5 years
Expected option lives	4.4 - 4.5 years	4.5 years
Weighted-average volatility	81%	46%
Range of expected volatilities	80% - 83%	46% - 49%
Weighted-average expected dividend yield	0.00%	0.00%

NOTE 23: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2018 there were 42.8 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.  As of December 31, 2017 there were 42.6 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.

Net Share Settled Warrants

Upon emergence from bankruptcy in September 2013, the Company issued to the holders of general unsecured claims and the retiree settlement unsecured claim net-share settled warrants to purchase: (i) 2.1 million shares of common stock at an exercise price of $14.93 and (ii) 2.1 million shares of common stock at an exercise price of $16.12. The warrants were classified as equity instruments and reported within Additional paid in capital in the Consolidated Statement of Financial Position at their fair value at emergence ($24 million).  The warrants terminated at the close of business on September 3, 2018.

Treasury Stock

During the years ended December 31, 2018 and 2017, the Company repurchased shares of common stock for $0 million and $1 million, respectively, to satisfy tax withholding obligations in connection with the issuance of stock to employees under the 2013 Plan. Treasury stock consisted of approximately 0.6 million shares at both December 31, 2018 and 2017.

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

NOTE 24:  OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

		Year Ended December 31,
(in millions)		2018	2017
Currency translation adjustments		$(11)	$11

Pension and other postretirement benefit plan changes
Newly established net actuarial (loss) gain		(5)	35
Tax benefit		1	11
Newly established net actuarial (loss) gain, net of tax		(4)	46
Reclassification adjustments:
Amortization of prior service credit	(a)	(8)	(8)
Amortization of actuarial losses (gains)	(a)	4	(3)
Recognition of gains due to settlements and curtailments	(a)	(1)	—
Total reclassification adjustments		(5)	(11)
Tax provision		—	1
Reclassification adjustments, net of tax		(5)	(10)
Pension and other postretirement benefit plan changes, net of tax		(9)	36
Other comprehensive (loss) income		$(20)	$47

(a)	Reclassified to Pension (income) expense - refer to Note 19, "Retirement Plans" and Note 20, "Other Postretirement Benefits" for additional information.

NOTE 25:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of December 31,
(in millions)	2018	2017
Currency translation adjustments	$(96)	$(85)
Pension and other postretirement benefit plan changes	(315)	(306)
Ending balance	$(411)	$(391)

NOTE 26:  SEGMENT INFORMATION

Financial information is reported for six reportable segments: Print Systems, Enterprise Inkjet Systems, Software and Solutions, Consumer and Film, Advanced Materials and 3D Printing Technology and Eastman Business Park. A description of the reportable segments follows.

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

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2018	2017
(in millions)
Print Systems	$895	$942
Enterprise Inkjet Systems	136	144
Software and Solutions	84	85
Consumer and Film	189	198
Advanced Materials and 3D Printing Technology	4	1
Eastman Business Park	17	16
Consolidated total	$1,325	$1,386

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the table below, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision (benefit) for income taxes; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; other operating expense (income), net (unless otherwise indicated); goodwill impairment loss; interest expense; pension income excluding service cost component and other charges, net.

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

2019 Segments

Change in Segments

Effective in January 2019 Kodak changed its organizational structure.  Kodak Technology Solutions, formerly part of the Software and Solutions segment, was moved into the Consumer and Film segment.  The Consumer and Film segment was renamed the Brand, Film & Imaging segment.  The Unified Workflow Solutions business, formerly part of the Software and Solutions segment, will operate as a dedicated segment named Kodak Software segment.

Change in Segment Measure of Profitability

During the first quarter of 2019 the segment measure was changed to exclude the costs, net of any rental income received, of underutilized portions of certain properties.  Additionally, the allocation of costs from Eastman Business Park (“EBP”) to the Consumer and Film segment and Advanced Materials and 3D Printing Technology segment as tenants of EBP and to each of the segments as users of shared corporate space at the global headquarters is changing.

Segment Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2018	2017
Print Systems	$27	$49
Enterprise Inkjet Systems	4	3
Software and Solutions	—	(1)
Consumer and Film	(19)	(18)
Advanced Materials and 3D Printing Technology	(14)	(27)
Eastman Business Park	3	4
Total of reportable segments	1	10
Depreciation and amortization	(70)	(77)
Restructuring costs and other	(17)	(38)
Stock-based compensation	(6)	(9)
Consulting and other costs (1)	(14)	(5)
Idle costs (2)	(3)	(4)
Other operating (expense) income, net (3)	(9)	(28)
Goodwill impairment loss (3)	—	(56)
Interest expense (3)	(9)	(8)
Pension income excluding service cost component (3)	131	152
Other income (charges), net (3)	(17)	37
Consolidated loss from continuing operations before income taxes	$(13)	$(26)

(1)

Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives, including the divestiture of the Flexographic Packaging segment and debt refinancing.

(2)	Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.
(3)	As reported in the Consolidated Statement of Operations.

Kodak reduced workers’ compensation reserves by approximately $5 million in 2018 due to changes in discount rates and reduction in estimated losses.  The reduction in reserves impacted gross profit by approximately $3 million and SG&A by approximately $2 million.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the Chief Operating Decision Maker.

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2018	2017
Print Systems	$6	$8
Enterprise Inkjet Systems	4	3
Software & Solutions	—	1
Consumer & Film	1	1
Advanced Materials and 3D Printing	—	4
Consolidated total	$11	$17

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2018	2017
Print Systems	$38	$37
Enterprise Inkjet Systems	8	8
Software & Solutions	2	1
Consumer & Film	3	7
Advanced Materials and 3D Printing	3	4
Eastman Business Park	5	3
Consolidated total	$59	$60

(in millions)	Year Ended December 31,
Long-lived assets (1) located in:	2018	2017
The United States	$104	$114
Europe, Middle East and Africa	35	50
Asia Pacific	40	48
Canada and Latin America	67	82
Non-U.S. countries total (2)	142	180
Consolidated total	$246	$294

(1)	Long-lived assets are comprised of property, plant and equipment, net.
(2)

Of the total non-U.S. property, plant and equipment in 2018, $60 million are located in Brazil and $31 million are located in China.  Of the total non-U.S. property, plant and equipment in 2017, $71 million are located in Brazil and $38 million are located in China.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

NOTE 27:  DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Flexographic Packaging segment.

Flexographic Packaging segment

In November 2018 Kodak announced it had entered into a Stock and Asset Purchase Agreement (“SAPA”) with MIR Bidco, SA for the sale of its Flexographic Packaging segment.  The purchase price is $340 million, which is subject to purchase price adjustments as described in the SAPA.  The results of operations of the Flexographic Packaging Business (the ”Business”) are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Additionally, the assets and liabilities associated with the Business are classified as held for sale in the Consolidated Statement of Financial Position as of December 31, 2018 and 2017.  Kodak anticipates the sale of the Business will close during the second quarter of 2019.

The results of operations of the Business are presented below:

	Year Ended December 31,
(in millions)	2018	2017
Revenues	$148	$145

Cost of sales	90	87
Selling, general and administrative expenses	21	15
Research and development expenses	8	6
Interest expense	27	24
Earnings from continuing operations before income taxes	2	13
Provision for income taxes	9	10
(Loss) earnings from discontinued operations	$(7)	$3

In addition to the earnings from the Business, earnings from discontinued operations in the Consolidated Statement of Operations for December 31, 2017 includes losses of $2 million associated with businesses disposed of in previous years.

Interest was allocated to discontinued operations based on an estimated debt paydown of the Term Credit Agreement.

The following table presents the aggregate carrying amount of major assets and liabilities of the Business:

(in millions)	2018	2017
ASSETS
Cash and cash equivalents	$2	$1
Trade receivables, net	28	29
Inventories, net	33	30
Property, plant and equipment, net	28	20
Goodwill	20	20
Intangible assets	1	2
Other assets	1	—
Assets of business held for sale	$113	$102

LIABILITIES
Accounts payable, trade	$9	$14
Other current liabilities	7	7
Pension and other postretirement liabilities	4	4
Liabilities of business held for sale	$20	$25

A dedicated entity of the Business had intercompany receivables with Kodak of approximately $5 million as of December 31, 2018 and 2017 that are part of the proposed transaction but are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.

Current assets held for sale as of December 31, 2017 in the Consolidated Statement of Financial Position included $2 million of assets under contract for sale not associated with the Business.

The following table presents cash flow information associated with the Business:

	Year Ended December 31,
(in millions)	2018	2017
Depreciation	$2	$2
Amortization	1	1
Capital expenditures	7	12

Depreciation and amortization of long-lived assets of the Business included in discontinued operations ceased on December 1, 2018.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013).  Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2018.  The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, Kodak’s independent registered public accounting firm, as stated in their report, refer to Item 8. Financial Statement and Supplementary Data.

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

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2019 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2018.  The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant".  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

We have adopted a Business Conduct Guide that applies to all of our officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, as well as a Directors’ Code of Conduct that applies to our directors and Board observers.  Our Business Conduct Guide and Directors’ Code of Conduct are posted on our website located at http://investor.kodak.com/corporate-governance/supporting-documents.  We intend to disclose future amendments to certain provisions of the Business Conduct Guide and waivers of the Business Conduct Guide granted to executive officers, on the website within four business days following the date of the amendment or waiver.

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement: "Executive Compensation”, “Director Compensation” and “Board of Directors and Corporate Governance – Executive Compensation Committee Interlocks and Insider Participation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.  "Securities Authorized for Issuance Under Equity Compensation Plans" is shown below:

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2018, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	5,899,685	$13.85	—

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

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS

1.	II – Valuation and qualifying accounts

All other schedules have been omitted because they are not applicable, or the information required is shown in the financial statements or notes thereto.

Eastman Kodak Company

Index to Exhibits

Exhibit Number

(2.1)

Stock and Asset Purchase Agreement, dated as of November 11, 2018, by and between Eastman Kodak Company and MIR Bidco SA. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed November 13, 2018).

(2.2)

Earn-Out Agreement, dated as of November 11, 2018, by and between Eastman Kodak Company and MIR Bidco SA. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K as filed November 13, 2018).

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

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

*(10.2)	First Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K as filed May 24, 2018).

*(10.3)	Second Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan, filed herewith.

*(10.34

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.5)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.6)

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

*(10.8)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Continued Vesting). (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed on March 7, 2017).

*(10.9)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit and Nonqualified Stock Option Award Agreement (with Forfeiture upon Termination). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed on August 9, 2017).

*(10.10)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Award Agreement for 2018 Performance Incentive Program.  (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 as filed on August 9, 2018).

*(10.11)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Stock Unit Award Agreement (One Year Vesting). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed on August 9, 2017).

*(10.12)

Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.13)

Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on March 15, 2016).

*(10.14)

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

*(10.16)

Eastman Kodak Company Administrative Guide for the 2018 Performance Period under the Executive Compensation for Excellence and Leadership Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 as filed on May 10, 2018).

*(10.17)

Eastman Kodak Company Administrative Guide for Supplemental Awards for the 2018 Performance Period under the Executive Compensation for Excellence and Leadership Plan.   (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 as filed on August 9, 2018).

*(10.18)

Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 10, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.19)

Amendment to Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 14, 2016. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed on May 5, 2016).

*(10.20)

Amended and Restated Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, effective as of March 12, 2017. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as filed on May 9, 2017).

*(10.21)

Eastman Kodak Company 2013 Omnibus Incentive Plan Award Agreement for Jeffrey J. Clarke, dated March 12, 2014. (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed on March 7, 2017).

*(10.22)	Separation Agreement and Release between Eastman Kodak Company and Jefferey J. Clarke, dated February 20, 2019, filed herewith.

*(10.23)	Executive Chairman Agreement between Eastman Kodak Company and James V. Continenza, dated February 20, 2019, filed herewith.

*(10.24)	James V. Continenza Consolidated Award Agreements, Tranches 1-4, dated February 20, 2019, filed herewith.

*(10.25)

Employment Agreement with Brad Kruchten, dated July 30, 2013. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.26)

Employment Agreement between Eastman Kodak Company and Eric Mahe, dated April 23, 2014. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 as filed on August 9, 2018).

*(10.27)	Description of Eric Mahe Travel Stipend. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on October 3, 2018).

*(10.28)

Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.29)	Description of David E. Bullwinkle Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on November 30, 2018).

*(10.30)	Description of John O’Grady Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on April 9, 2018).

*(10.31)

Employment Agreement between Eastman Kodak Company and Sharon Underberg, dated December 17, 2014. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed on March 15, 2018).

(10.32)

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

# (10.33)

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

# (10.36)

Amended and Restated Security Agreement, dated May 26, 2016, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

(10.37)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

(10.38)

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

(10.39)

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

(10.40)

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

(21)	Subsidiaries of Eastman Kodak Company, filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm, filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Scheme Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.

*  Management contract or compensatory plan or arrangement.

# Eastman Kodak Company was granted confidential treatment for certain information contained in this exhibit.  Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2

ITEM 16. FORM 10-K SUMMARY

None.

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2018
Reserve for doubtful accounts	$9	4	4	$9
Deferred tax valuation allowance	$856	74	77	$853

Year ended December 31, 2017
Reserve for doubtful accounts	$8	5	4	$9
Deferred tax valuation allowance	$1,209	140	493	$856

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/ James V. Continenza
James V. Continenza
Executive Chairman
April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ James V. Continenza	Executive Chairman
	James V. Continenza	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Eric H. Samuels	Chief Accounting Officer and Corporate Controller
	Eric H. Samuels	(Principal Accounting Officer)

By:	/s/ Richard Todd Bradley	Director
Richard Todd Bradley

By:	/s/ Mark S. Burgess	Director
Mark S. Burgess

By:	/s/ Matthew A. Doheny	Director
Matthew A. Doheny

By:	/s/ Jeffrey D. Engelberg	Director
Jeffrey D. Engelberg

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Phillippe D. Katz	Director
Phillippe D. Katz

By:	/s/ Jason New	Director
Jason New

By:	/s/ William G. Parrett	Director
William G. Parrett

Date: April 1, 2019