Form 10-Q
period 2019-03-31
EASTMAN KODAK CO
filed 2019-05-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

As of May 1, 2019, the registrant had 43,000,688 shares of common stock, $0.01 par value per share, outstanding.

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class Common	Trading Symbol (s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KODK	New York Stock Exchange

[1]

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2019

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Sales	$224	$248
Services	67	70
Total revenues	291	318
Cost of revenues
Sales	205	231
Services	46	49
Total cost of revenues	251	280
Gross profit	40	38
Selling, general and administrative expenses	59	58
Research and development costs	11	13
Restructuring costs and other	2	2
Other operating (income) expense, net	—	—
Loss from continuing operations before interest expense, other charges, net and income taxes	(32)	(35)
Interest expense	3	2
Pension income excluding service cost component	(27)	(32)
Other charges, net	1	16
Loss from continuing operations before income taxes	(9)	(21)
Provision for income taxes	3	4
Loss from continuing operations	(12)	(25)
Loss from discontinued operations, net of income taxes	(6)	—
Net loss	$(18)	$(25)

Basic and diluted loss per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.40)	$(0.70)
Discontinued operations	(0.14)	—
Total	$(0.54)	$(0.70)

Number of common shares used in basic and diluted net loss per share
Basic	42.9	42.6
Diluted	42.9	42.6

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2019	2018
NET LOSS	$(18)	$(25)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	3	13
Pension and other postretirement benefit plan obligation activity, net of tax	(1)	—
Other comprehensive income, net of tax	2	13
COMPREHENSIVE LOSS, NET OF TAX	$(16)	$(12)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$240	$246
Trade receivables, net of allowances of $8 and $9, respectively	201	232
Inventories, net	249	236
Other current assets	53	51
Current assets held for sale	116	113
Total current assets	859	878
Property, plant and equipment, net of accumulated depreciation of $431 and $422, respectively	233	246
Goodwill	12	12
Intangible assets, net	58	60
Operating lease right-of-use assets	49	—
Restricted cash	8	11
Deferred income taxes	155	160
Other long-term assets	164	144
TOTAL ASSETS	$1,538	$1,511

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$160	$149
Short-term borrowings and current portion of long-term debt	396	396
Current portion of operating leases	23	—
Other current liabilities	191	213
Current liabilities held for sale	25	20
Total current liabilities	795	778
Long-term debt, net of current portion	18	5
Pension and other postretirement liabilities	368	379
Operating leases, net of current portion	35	—
Other long-term liabilities	163	179
Total Liabilities	1,379	1,341

Commitments and Contingencies (Note 10)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	175	173

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	615	617
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(213)	(200)
Accumulated other comprehensive loss	(409)	(411)
Total shareholders’ deficit	(16)	(3)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,538	$1,511

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net loss	$(18)	$(25)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	15	19
Pension income	(23)	(28)
Change in fair value of embedded conversion features derivative liability	1	14
Net gain on sales of assets/businesses	—	(1)
Stock based compensation	3	2
Provision for deferred income taxes	1	2
Decrease in trade receivables	25	30
Increase in inventories	(11)	(27)
Increase (decrease) in trade payables	14	(6)
Decrease in liabilities excluding borrowings and trade payables	(27)	(9)
Other items, net	8	2
Total adjustments	6	(2)
Net cash used in operating activities	(12)	(27)
Cash flows from investing activities:
Additions to properties	(3)	(10)
Net cash used in investing activities	(3)	(10)
Cash flows from financing activities:
Proceeds from borrowings	14	—
Repayment of capital leases	(1)	(1)
Preferred stock dividend payments	—	(3)
Payment of contingent consideration related to the sale of a business	(10)	—
Net cash provided by (used in) financing activities	3	(4)
Effect of exchange rate changes on cash	2	5
Net decrease in cash, cash equivalents and restricted cash	(10)	(36)
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	267	369
Cash, cash equivalents, restricted cash and cash in assets held for sale, end of period	$257	$333

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Three-Month Period Ending March 31, 2019
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173
Net loss	—	—	(18)	—	—	(18)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	3	—	—	—	3	—
Prior period adjustment due to adoption of ASU 2016-02	—	—	5	—	—	5	—
Equity (deficit) as of March 31, 2019	$—	$615	$(213)	$(409)	$(9)	$(16)	$175

	Three-Month Period Ending March 31, 2018
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2017	$—	$631	$(174)	$(391)	$(9)	$57	$164
Net loss	—	—	(25)	—	—	(25)
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	13	—	13	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	2	—	—	—	2	—
Prior period adjustment due to adoption of ASU 2014-09	—	—	(10)	—	—	(10)	—
Equity (deficit) as of March 31, 2018	$—	$628	$(209)	$(378)	$(9)	$32	$166

The accompanying notes are an integral part of these consolidated financial statements.

[7]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

GOING CONCERN

The consolidated interim financial statements have been prepared on the going concern basis of accounting, which assumes Kodak will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of March 31, 2019, the Company had $395 million of outstanding indebtedness under the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”).  On April 12, 2019, the Company prepaid approximately $312 million of the loans made under the Term Credit Agreement using proceeds from the sale of Kodak’s Flexographic Packaging business (“FPD”) (Refer to Note 22, “Discontinued Operations”).  The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  The Company also has issued approximately $85 million of letters of credit under the Amended and Restated Credit Agreement (the “ABL Credit Agreement”) as of both March 31, 2019 and December 31, 2018.  Should the Company not repay, refinance or extend the maturity of the loans under the Term Credit Agreement prior to June 5, 2019, the termination date will occur under the ABL Credit Agreement on such date unless the ABL Credit Agreement has been amended in the interim.  Upon the occurrence of the termination date under the ABL Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the ABL Credit Agreement.

As of March 31, 2019 and December 31, 2018, Kodak had approximately $240 million and $246 million, respectively, of cash and cash equivalents.  $94 million and $117 million was held in the U.S. as of March 31, 2019 and December 31, 2018, respectively, and $146 million and $129 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of March 31, 2019 and December 31, 2018 were $386 million and $390 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $87 million and $92 million as of March 31, 2019 and December 31, 2018, respectively. In China, where approximately $88 million and $72 million of cash and cash equivalents was held as of March 31, 2019 and December 31, 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Kodak had a net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale of $10 million and $102 million for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

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

[8]

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

The ABL Credit Agreement contains an opinion delivery requirement that corresponds to the requirement under the Term Credit Agreement, although under the ABL Credit Agreement there is an additional requirement that the opinion be reasonably acceptable to the agent under the ABL Credit Agreement. On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to have occurred in relation to the going concern explanatory paragraph in the audit report. Such waiver does not waive any cross-default that may occur in the event of the occurrence of an event of default under the Term Credit Agreement as described above.

The Company has been engaged in negotiations to refinance the remaining $83 million of the loans under the Term Credit Agreement not repaid from proceeds from the sale of FPD. The Company intends to complete the refinancing prior to the maturity of the Term Credit Agreement or ABL Credit Agreement and prior to the date on which any event of default would occur under the Term Credit Agreement.

Additionally, Kodak is facing liquidity challenges due to operating losses and negative cash flow.  Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due.  Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales, including the sale of the FPD; further restructuring Kodak’s cost structure; and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs.

The refinancing of the loans under the Term Credit Agreement is not solely within Kodak’s control.  Executing agreements for a refinancing of the loans under the Term Credit Agreement and the timing for a closing of a refinancing of the loans under the Term Credit Agreement are dependent upon several external factors outside Kodak’s control, including but not limited to, the ability of the Company to reach acceptable agreements with different counterparties and the time required to meet conditions to closing under the terms of any refinancing.

Kodak makes no assurances regarding the likelihood, certainty or timing of consummating a refinancing of the Company’s existing debt, or regarding the sufficiency of any such refinancing to meet Kodak’s debt obligations, including compliance with debt covenants, or other commitments in the U.S. as they come due.

These conditions raise substantial doubt about Kodak’s ability to continue as a going concern.

For more information regarding the Term Credit Agreement, the ABL Credit Agreement and debt covenants see Note 7, “Debt and Finance Leases”.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 2019. In addition to the changes in segment reporting under the new organization structure there is a change in the segment measure of profitability.  The segment measure of profitability was changed to exclude the costs, net of any rental income received, of underutilized portions of certain properties. Additionally, the allocation of costs from Eastman Business Park (“EBP”) to the Brand, Film and Imaging segment and Advanced Materials and 3D Printing Technology segment as tenants of EBP and to each of the segments as users of shared corporate space at the global headquarters changed.  Refer to Note 21, “Segment Information” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The ASU addresses certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). The ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act (or portion thereof) is recorded and requires additional disclosures. The ASU is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for Kodak) and interim periods within those fiscal years. Kodak adopted the new standard on January 1, 2019.  The adoption of this ASU did not have an impact on the Consolidated Financial Statements as a result of Kodak’s U.S. valuation allowance.

[9]

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20) requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases.  The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  The original guidance required application on a modified retrospective basis to the earliest period presented. ASU 2018-11, Targeted improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. Kodak adopted the new standard on the effective date applying the new transition method allowed under ASU 2018-11.  Kodak elected the package of practical expedients which permitted Kodak to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any existing leases, and (3) any initial direct costs for any existing leases as of the effective date.  Kodak did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment.  The adoption of the amended lease guidance increased the assets and liabilities recorded in the Consolidated Statement of Financial Position due to the recognition of right-of-use assets and liabilities. Kodak recognized a cumulative-effect adjustment to increase retained earnings of approximately $5 million due to the derecognition of assets and deferred gain on previous sale-leaseback transactions.  As a lessor, recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized.  The impact of adoption on the Consolidated Statement of Financial Position is presented below:

(in millions)	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Operating lease right-of-use assets	$—	$53	$53
Operating lease liabilities	—	62	62
Deferred rent payable (1)	9	(9)	—
Deferred gain on previous sale leaseback transaction (1)	6	(6)	—
Net fixed assets from previous sale leaseback transaction	1	(1)	—
Accumulated deficit	200	(5)	195

(1)	Deferred amounts were previously reported in Other current liabilities ($1 million) and Other long-term liabilities ($14 million) in the Consolidated Statements of Financial Position.

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

[10]

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$240	$246
Restricted cash included in Other current assets	8	8
Long-term restricted cash	8	11
Cash included in assets held for sale	1	2
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$257	$267

Restricted cash included in Other current assets on the Statement of Financial Position primarily represents amounts which support hedging activities.

Long-term restricted cash includes $4 million and $5 million of security posted related to Brazilian legal contingencies as of March 31, 2019 and December 31, 2018, respectively.  Long-term restricted cash also includes $0 million and $3 million as of March 31, 2019 and December 31, 2018, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2019	2018
Finished goods	$130	$119
Work in process	57	55
Raw materials	62	62
Total	$249	$236

NOTE 4: OTHER LONG-TERM ASSETS

	March 31,	December 31,
(in millions)	2019	2018
Pension assets	$104	$82
Estimated workers' compensation recoveries	17	17
Long-term receivables, net of reserve of $4 and $4, respectively	13	13
Other	30	32
Total	$164	$144

[11]

NOTE 5: OTHER CURRENT LIABILITIES

	March 31,	December 31,
(in millions)	2019	2018
Employee related liabilities	$45	$42
Deferred revenue	31	34
Customer rebates	20	26
Deferred consideration on disposed businesses	14	24
Workers compensation	9	9
Series A Preferred Stock dividends payable	8	6
Restructuring liabilities	7	8
Other	57	64
Total	$191	$213

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

NOTE 6: OTHER LONG-TERM LIABILITIES

	March 31,	December 31,
(in millions)	2019	2018
Workers compensation	$82	$83
Asset retirement obligations	48	48
Deferred taxes	13	14
Environmental liabilities	10	10
Other (1)	10	24
Total	$163	$179

(1)

Other decreased $14 million due to the adoption of ASU 2016-02.  Also see the Recently Adopted Accounting Pronouncements subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”.

[12]

NOTE 7:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at March 31, 2019 and December 31, 2018 (in millions):

				March 31,	December 31,
(in millions)				2019	2018
	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note	2019	9.00%	$394	$394
	Finance leases	Various	Various	2	2
	Other debt	Various	Various	—	—
				396	396
Non-current portion:
	Finance leases	Various	Various	2	3
	RED-Rochester, LLC	2033	11.40%	14	—
	Other debt	Various	Various	2	2
				18	5
				$414	$401

On September 3, 2013, the Company entered into (i) the First Lien Term Credit Agreement (the “Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners.

Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “Original ABL Credit Agreement” and together with the Term Credit Agreement and the Second Lien Term Credit Agreement, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A. as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners.  Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”).  Net proceeds from the Term Credit Agreement and the Second Lien Term Credit Agreement were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs). The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  The Second Lien Term Credit Agreement was prepaid and terminated on November 15, 2016 using proceeds from the sale of Series A Convertible Preferred Stock together with cash on hand.

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

The First Lien Loans bear interest at the rate of LIBOR plus 6.25% per annum, with a LIBOR floor of 1% or Alternate Base Rate (as defined in the Term Credit Agreement) plus 5.25%.   Each existing and future direct or indirect U.S. subsidiary of the Company (other than immaterial subsidiaries, unrestricted subsidiaries and certain other subsidiaries) have agreed to provide unconditional guarantees of the obligations of the Company under the Credit Agreements. Subject to certain exceptions, obligations under the Term Credit Agreement are secured by: (i) a first lien on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral (as defined below), including a first lien on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (collectively the “Term Collateral”) and (ii) a second lien on the ABL Collateral. Obligations under the Original ABL Credit Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and (ii) a second lien on the Term Collateral.  The Company may voluntarily prepay the First Lien Loans.

[13]

As defined in the Term Credit Agreement, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits.  During 2016 and 2017, Kodak prepaid $11 million of principal under the Term Credit Agreement.  Under the terms of the Term Credit Agreement, the prepayments were applied first to the installment principal payments of $4 million due over the next twelve months, then ratably to the remaining scheduled payments.  With the prepayments, Kodak does not owe any future scheduled principal payments until the maturity date of the loan.

On an annual basis, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in the Term Credit Agreement, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in the Term Credit Agreement) to be less than $100 million or the Secured Leverage ratio is less than 2.25 to 1.00.  For the year ended December 31, 2018 ECF was a negative amount.   Therefore, no prepayment of loans under the Term Credit Agreement will be required.  Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loans.

On April 12, 2019, the Company prepaid approximately $312 million of the loans made under the Term Credit Agreement using proceeds from the sale of FPD.

Amended and Restated Credit Agreement

On May 26, 2016, the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”) entered into an Amended and Restated Credit Agreement (the “ABL Credit Agreement”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, which amended and restated the Original ABL Credit Agreement. Each of the capitalized but undefined terms used in the context of describing the ABL Credit Agreement has the meaning ascribed to such term in the ABL Credit Agreement.

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

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $85 million of letters of credit under the ABL Credit Agreement as of both March 31, 2019 and December 31, 2018.  The Company had approximately $21 million and $19 million of Excess Availability under the ABL Credit Agreement as of March 31, 2019 and December 31, 2018, respectively.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $10 million, as of March 31, 2019 (which $10 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of March 31, 2019 and December 31, 2018, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at March 31, 2019 and December 31, 2018, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.

As of March 31, 2019, and December 31, 2018, Kodak had funded $0 million and $3 million respectively, to the Eligible Cash account, held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

Credit Agreements Covenant Compliance

Under the Term Credit Agreement, the Company is required to maintain a Secured Leverage Ratio (as defined therein) not to exceed specified levels. The Secured Leverage Ratio under the Term Credit Agreement is tested at the end of each quarter based on the prior four quarters.  The maximum Secured Leverage Ratio permitted under the Term Credit Agreement is 2.75:1.

[14]

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $4 million and $2 million for the three months ended March 31, 2019 and 2018, respectively, which represents 1% and 0% of Kodak’s consolidated sales, respectively.  These subsidiaries had assets of $23 million and $21 million as of March 31, 2019 and December 31, 2018, respectively, which represents 1% of Kodak’s consolidated assets as of both periods. EBITDA of the Unrestricted Subsidiaries, as calculated under the Credit Agreements, is a loss and is excluded from the calculation of the Secured Leverage Ratio.  Therefore, designating these Subsidiaries as Unrestricted had the impact of improving the Secured Leverage Ratio.

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

The ABL Credit Agreement contains an opinion delivery requirement that corresponds to the requirement under the Term Credit Agreement, although under the ABL Credit Agreement there is an additional requirement that the opinion be reasonably acceptable to the agent under the ABL Credit Agreement.  On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to have occurred in relation to the going concern explanatory paragraph in the audit report.  Such waiver does not waive any cross-default that may occur in the event of the occurrence of an event of default under the Term Credit Agreement as described above.

The Company intends to amend and restate or refinance the Term Credit Agreement prior to the maturity of the Term Credit Agreement or ABL Credit Agreement and prior to the date on which any event of default would occur under the Term Credit Agreement.

Kodak intends to conduct its operations in a manner that will result in compliance with the Credit Agreements; however, compliance for future quarters may depend on Kodak undertaking one or more non-operational transactions, such as the repatriation of cash into the U.S., the management of operating cash outflows, the designation of additional subsidiaries as Unrestricted Subsidiaries, a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under the Credit Agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the Term Credit Agreement to be immediately due and payable.  There is no assurance Kodak will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Credit Agreements or to refinance, or otherwise pay, the First Lien Loans on or before the maturity date of September 3, 2019 or the obligations under the ABL Credit Agreement on June 5, 2019 if the First Lien Loans are not refinanced or paid on or before such date.

See also the Going Concern subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”.

RED-Rochester, LLC

In January 2019 Kodak entered into a series of agreements with RED-Rochester, LLC (“RED”), which provides utilities to the Eastman Business Park.  Kodak received a payment of $14 million from RED. Kodak is required to pay a minimum annual payment to RED of approximately $2 million regardless of utility usage. Kodak is accounting for the $14 million payment from RED as debt. The minimum payments required under the agreement from Kodak to RED will be reported as a reduction of the debt and interest expense using the effective interest method.

[15]

NOTE 8: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million, or $100 per share pursuant to a Series A Preferred Stock Purchase Agreement with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), dated November 7, 2016.  The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the net carrying value of the Series A Preferred Stock (see Note 23, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first quarter of 2019.

The Purchasers have the right to nominate members to the Company’s board of directors proportional to their ownership on an as converted basis, which initially allowed the Purchasers to nominate two members to the board. If dividends on any Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of Series A Preferred Stock, voting with holders of all other preferred stock of the Company whose voting rights are then exercisable, will be entitled to vote for the election of two additional directors in the next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside. The nomination right of the Purchasers will be reduced by two nominees at any time the holders of Series A Preferred Stock have the right to elect, or participate in the election of, two additional directors. Two of the directors on the Company’s current board of directors were nominated by the Purchasers.

As of March 31, 2019, the Series A Preferred Stock has not been converted and none of the antidilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

NOTE 9: LEASES

Kodak as lessee

Kodak determines if an arrangement is a lease at inception. Kodak’s operating lease agreements are primarily for real estate space and vehicles and are included within operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Statement of Financial Position.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.  Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.  Many of the leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments if reasonably assured to be exercised.  Kodak does not separate lease and non-lease components of contracts for real estate leases.  When available, the rate implicit in the lease is used to discount lease payments to present value; however, many leases do not provide a readily determinable implicit rate. Therefore, Kodak must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

[16]

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	March 31,
(in millions)	Consolidated Statement of Financial Position	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$49
Finance lease assets	Property, plant and equipment, net	5
Total lease assets		$54

Liabilities
Current
Operating	Current portion of operating leases	$23
Finance	Short-term borrowings and current portion of long-term debt	2
Noncurrent
Operating	Operating leases, net of current portion	35
Finance	Long-term debt, net of current portion	2
Total lease liabilities		$62

Weighted-average remaining lease term
Operating		5 years
Finance (1)		360 years
Weighted-average discount rate
Operating (2)		16.50%
Finance		6.68%

(1)	One finance lease has a remaining term of 968 years. The weighted-average lease term excluding the lease with a remaining term of 968 years is 3 years.

(2)	Upon adoption of ASC 842, the discount rate used for existing operating leases was established at January 1, 2019.

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.  Lease costs are presented gross of sublease income.  See Kodak as Lessor section below for income from subleases.

Three Months Ended
March 31,
(in millions)	2019
Finance lease cost
Amortization of leased assets	$1
Interest of lease liabilities	—
Operating lease cost	7
Variable lease cost	1
Total lease cost	$9

Other Information

The table below presents supplemental cash flow information related to leases.

Three Months Ended
March 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7
Operating cash flow for finance leases	—
Financing cash flow for finance leases	1
$8

[17]

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
Q2 - Q4 2019	$19	$1
2020	25	1
2021	9	1
2022	6	—
2023	6	—
Thereafter	24	116
Total minimum lease payments	89	119
Less: amount of lease payments representing interest	(31)	(115)
Present value of future minimum lease payments	58	4
Less: current obligations under leases	(23)	(2)
Long-term lease obligations	$35	$2

Future minimum contractual lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(in millions)	At December 31, 2018
2019	$20
2020	21
2021	13
2022	3
2023	3
Thereafter	7
$67

Kodak as lessor

Kodak places its own equipment at customer sites under sales-type and operating lease arrangements.  Arrangements classified as sales-type leases generally transfer title to the equipment by the end of the lease term or have a lease term that is for a major part of the remaining economic life of the equipment; and collectability is considered probable.  If the arrangement meets the criteria for a sales-type lease but collectability is not considered probable, Kodak will not derecognize the asset and will record all payments received as a liability until the earlier of collectability becoming probable or the lease is terminated.  Contracts with customers may include multiple performance obligations including equipment, optional software licenses and service agreements.  For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price.  Kodak has no direct financing leases.

The Eastman Business Park segment’s core operations are to lease real estate. Kodak also leases underutilized portions of real estate properties to third parties under both operating lease and sublease agreements. Payments received under operating lease agreements as part of the Eastman Business Park segment are reported in Revenues in the Consolidated Statement of Operations. Payments received under lease agreements for underutilized space are reported as cost reductions in Cost of revenues, SG&A expenses, R&D costs and Other charges, net.  The lease arrangements are for various periods and are generally renewable.  Renewal options and/or termination options are factored into the determination of lease payments if considered probable.  Kodak does not separate lease and non-lease components of contracts for real estate leases.

[18]

Kodak’s net investment in sales-type leases as of March 31, 2019 and December 31, 2018 were $4 million and $3 million, respectively.  The current portion of the net investment in sales-type leases is included in Trade receivables in the Consolidated Statement of Financial Position.  The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded on the balance sheet:

(in millions)
Q2 - Q4 2019	$1
2020	1
2021	1
2022	1
Total minimum lease payments	4
Less: unearned interest	—
Less: allowance for doubtful accounts	—
Net investment in sales-type leases	$4

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
Q2 - Q4 2019	$13
2020	7
2021	5
2022	4
2023	3
Thereafter	17
Total minimum lease payments	49

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	March 31,	December 31,
(in millions)	2019	2018
Equipment subject to operating leases	$36	$34
Accumulated depreciation	(21)	(19)
Equipment subject to operating leases, net	$15	$15

Equipment subject to operating leases, net is included in Property, plant and equipment, net in the Consolidated Statement of Financial Position.

Income recognized on operating lease arrangements for the three months ended March 31, 2019 is presented below (income recognized for sales-type lease arrangements is $0 million):

March 31,
(in millions)	2019
Lease income - operating leases:
Lease income	2
Sublease income	2
Variable lease income	1
Total lease income	$5

[19]

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, the Company had outstanding letters of credit of $85 million issued under the ABL Credit Agreement, as well as bank guarantees and letters of credit of $3 million, surety bonds in the amount of $40 million, and restricted cash and deposits of $21 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2019, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $10 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of March 31, 2019, Kodak has posted security composed of $4 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $58 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 11: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $2 million and the outstanding amount for those guarantees is $1 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2018 to March 31, 2019, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2018	$22
New extended warranty and maintenance arrangements in 2019	25
Recognition of extended warranty and maintenance arrangement revenue in 2019	(26)
Deferred revenue on extended warranties as of March 31, 2019	$21

[20]

NOTE 12:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Three Months Ended
	March 31, 2019
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$149	$8	$—	$3	$—	$—	$160
Ongoing service arrangements (1)	31	19	11	1	—	—	62
Total Annuities	180	27	11	4	—	—	222
Equipment & Software	12	5	3	—	—	—	20
Film and chemicals	—	—	—	37	—	—	37
Other (2)	—	—	-	8	2	2	12
Total	$192	$32	$14	$49	$2	$2	$291

	Three Months Ended
	March 31, 2018
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$167	$8	$—	$5	$—	$—	$180
Ongoing service arrangements (1)	34	20	12	—	—	—	66
Total Annuities	201	28	12	5	—	—	246
Equipment & Software	15	3	4	—	—	—	22
Film and chemicals	—	—	—	40	—	—	40
Other (2)	—	—	—	7	1	2	10
Total	$216	$31	$16	$52	$1	$2	$318

(1)

Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as revenue from project-based document management and managed print services businesses, which is included in Other above.

(2)	Other includes revenue from professional services, non-recurring engineering services, print and managed media services, tenant rent and related property management services and licensing.

Product Portfolio Summary:

	Three Months Ended
	March 31, 2019
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$39	$21	$14	$8	$2	$—	$84
Strategic other businesses (2)	144	—	—	38	—	2	184
Planned declining businesses (3)	9	11	—	3	—	—	23

[21]

	$192	$32	$14	$49	$2	$2	$291

	Three Months Ended
	March 31, 2018
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$35	$18	$16	$6	$1	$—	$76
Strategic other businesses (2)	170	—	—	41	—	2	213
Planned declining businesses (3)	11	13	—	5	—	—	29
	$216	$31	$16	$52	$1	$2	$318

(1)	Growth engines consist of Sonora, PROSPER, Kodak Software, AM3D, excluding intellectual property (IP) licensing, and brand licensing.

(2)

Strategic Other Businesses include plates, Computer to Plate (“CTP”) and related service, and Nexpress and related toner business in the Print Systems segment, Motion Picture and Industrial Film and Chemicals in the Brand, Film and Imaging segment, Eastman Business Park and IP licensing.

(3)

Planned Declining Businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base. These product families consist of Consumer Inkjet in the Brand, Film and Imaging segment, Versamark in the Enterprise Inkjet Systems segment and Digimaster in the Print Systems segment.

Geography:

	Three Months Ended
	March 31, 2019
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$54	$15	$6	$31	$2	$2	$110
Canada	3	—	1	—	—	—	4
North America	57	15	7	31	2	2	114
Europe, Middle East and Africa	77	10	5	4	—	—	96
Asia Pacific	47	6	2	13	—	—	68
Latin America	11	1	—	1	—	—	13
Total Sales	$192	$32	$14	$49	$2	$2	$291

	Three Months Ended
	March 31, 2018
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$57	$11	$7	$32	$1	$2	$110
Canada	3	—	1	1	—	—	5
North America	60	11	8	33	1	2	115
Europe, Middle East and Africa	93	12	6	5	—	—	116
Asia Pacific	49	7	2	13	—	—	71
Latin America	14	1	—	1	—	—	16
Total Sales	$216	$31	$16	$52	$1	$2	$318

[22]

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at both March 31, 2019 and December 31, 2018 were $3 million and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at March 31, 2019 and December 31, 2018 were $45 million and $48 million, respectively, of which $37 million and $42 million, respectively, are reported in Other current liabilities and $8 million and $6 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three months ended March 31, 2019 and 2018 that was included in the contract liability balance at the beginning of the year was $24 million and $25 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of March 31, 2019 and 2018 include $20 million and $23 million of cash payments received during the three months ended March 31, 2019 and 2018, respectively.

Unsatisfied Performance Obligations

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2019, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 30% of the revenue from unsatisfied performance obligations is expected to be recognized in both the rest of 2019 and in 2020, 20% in 2021 and 20% thereafter.

NOTE 13: OTHER (INCOME) CHARGES, NET

	Three Months Ended
	March 31,
(in millions)	2019	2018
Change in fair value of embedded conversion features derivative liability (1)	$1	$14
Loss on foreign exchange transactions	—	2
Total	$1	$16

(1)	Refer to Note 23, “Financial Instruments”.

NOTE 14: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Loss from continuing operations before income taxes	$(9)	$(21)
Effective tax rate	(33.3)%	(19.0)%
Provision for income taxes	3	4
Benefit for income taxes at U.S. statutory tax rate	(2)	(4)
Difference between tax at effective vs. statutory rate	$5	$8

For the three months ended March 31, 2019, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 21.0%, is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses and (2) the results from operations in jurisdictions outside the U.S.

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

[23]

NOTE 15: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first three months of 2019 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2019 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2018	$6	$2	$—	$8
Q1 charges	2	—	—	2
Q1 utilization/cash payments	(2)	—	—	(2)
Q1 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of March 31, 2019	$5	$2	$—	$7

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

(2)Represents severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

For the three months ended March 31, 2019 the $2 million of charges were reported as Restructuring costs and other.

The severance costs for the three months ended March 31, 2019 related to the elimination of approximately 40 positions including approximately 15 manufacturing/service positions, and 25 administrative and sales positions. The geographic composition of these positions includes approximately 20 in the United States and Canada and 20 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2019.

NOTE 16: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2019		2018
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	30	3	28	3
Expected return on plan assets	(53)	(6)	(56)	(7)
Amortization of:
Prior service credit	(2)	—	(2)	—
Actuarial loss	—	1	1	1
Net pension income before special termination benefits	(22)	(1)	(26)	(2)
Special termination benefits	1	—	—	—
Net pension income	(21)	(1)	(26)	(2)
Other plans	—	(1)	—	—
Total net pension income	$(21)	$(2)	$(26)	$(2)

For the three months ended March 31, 2019 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

[24]

NOTE 17: EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for three months ended March 31, 2019 follows (in millions):

	Three Months Ended
	March 31,
(in millions)	2019	2018
Loss from continuing operations	$(12)	$(25)
Less: Series A convertible preferred stock cash dividend	(3)	(3)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)
Loss from continuing operations available to common shareholders - basic and diluted	$(17)	$(30)

Net Loss	$(18)	$(25)
Less: Series A convertible preferred stock cash dividend	(3)	(3)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)
Loss available to common shareholders - basic and diluted	$(23)	$(30)

(in millions of shares)
Weighted average shares - basic and diluted	42.9	42.6

As a result of the net loss from continuing operations available to common shareholders for the three months ended March 31, 2019 and 2018, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak reported earnings from continuing operations available to common shareholders for the three months ended March 31, 2019 and 2018, the calculation of diluted earnings per share would have included the assumed conversion of 0.4 million and 0.3 million of unvested restricted stock units, respectively.

The computation of diluted earnings per share for the three months ended March 31, 2019 and 2018 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares and (2) the assumed conversion of outstanding employee stock options of 7.0 million and 5.0 million, respectively, because the effects would have been anti-dilutive.  In addition, the computation of diluted earnings per share for the three months ended March 31, 2018 excluded the impact of (1) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93 and (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 because the effects would have been anti-dilutive.  The net share settled warrants terminated at the close of business on September 3, 2018.

NOTE 18: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of March 31, 2019 and December 31, 2018, there were 43.0 million and 42.8 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A preferred stock issued and outstanding. Treasury stock consisted of approximately 0.6 million shares at both March 31, 2019 and December 31, 2018.

[25]

NOTE 19: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss, by component, were as follows:

		Three Months Ended
		March 31,
(in millions)		2019	2018
Currency translation adjustments		$3	$13
Pension and other postretirement benefit plan changes
Reclassification adjustments:
Amortization of prior service credit	(a)	(1)	(2)
Amortization of actuarial (gains) losses	(a)	—	1
Recognition of losses due to settlement		—	1
Total reclassification adjustments		(1)	—
Tax provision		—	—
Reclassification adjustments, net of tax		(1)	—
Pension and other postretirement benefit plan changes, net of tax		(1)	—
Other comprehensive income		$2	$13

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16, "Retirement Plans and Other Postretirement Benefits".

NOTE 20: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	March 31,	December 31,
(in millions)	2019	2018
Currency translation adjustments	$(93)	$(96)
Pension and other postretirement benefit plan changes	(316)	(315)
Ending balance	$(409)	$(411)

[26]

NOTE 21: SEGMENT INFORMATION

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

Financial information is reported for six reportable segments:  Print Systems, Enterprise Inkjet Systems, Kodak Software, Brand, Film and Imaging, Advanced Materials and 3D Printing Technology and Eastman Business Park.  A description of the reportable segments follows.

Print Systems: The Print Systems segment is comprised of two lines of business:  Prepress Solutions and Electrophotographic Printing Solutions.

Enterprise Inkjet Systems: The Enterprise Inkjet Systems segment is comprised of two lines of business: the Prosper business and the Versamark business.

Kodak Software: The Kodak Software segment is comprised of the Software business.

Brand, Film and Imaging: The Brand, Film and Imaging segment is comprised of five lines of business: Consumer Products, Industrial Film and Chemicals, Motion Picture, Kodak Services for Business (“KSB”) and Kodakit.

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2019	2018
Print Systems	$192	$216
Enterprise Inkjet Systems	32	31
Kodak Software	14	16
Brand, Film and Imaging	49	52
Advanced Materials and 3D Printing Technology	2	1
Eastman Business Park	2	2
Consolidated total	$291	$318

[27]

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2019	2018
Print Systems	$5	$3
Enterprise Inkjet Systems	—	—
Kodak Software	(1)	1
Brand, Film and Imaging	(7)	(7)
Advanced Materials and 3D Printing Technology	(2)	(4)
Eastman Business Park	(1)	(2)
Total of reportable segments	(6)	(9)
Depreciation and amortization	(15)	(18)
Restructuring costs and other	(2)	(2)
Stock based compensation	(3)	(2)
Consulting and other costs (1)	(3)	(3)
Idle costs (2)	(1)	(1)
Former CEO separation agreement compensation	(2)	—
Interest expense (3)	(3)	(2)
Pension income excluding service cost component (3)	27	32
Other charges, net (3)	(1)	(16)
Consolidated loss from continuing operations before income taxes	$(9)	$(21)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; separation agreement compensation paid to former CEO; other operating income (expense), net (unless otherwise indicated); goodwill impairment losses; interest expense; and other charges, net.

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

Change in Segment Measure of Profitability

During the first quarter of 2019 the segment measure was changed to exclude the costs, net of any rental income received, of underutilized portions of certain properties. Additionally, the allocation of costs from EBP to the Brand, Film and Imaging segment and Advanced Materials and 3D Printing Technology segment as tenants of EBP and to each of the segments as users of shared corporate space at the global headquarters changed.  Prior year results have been revised to reflect these changes.

NOTE 22: DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the former Flexographic Packaging segment comprised of Kodak’s Flexographic Packaging Business (the “Business”).

Kodak consummated the sale of certain assets of the Business to MIR Bidco, SA (the “Purchaser”) on April 8, 2019 for net cash consideration at closing, in addition to the assumption by Purchaser of certain liabilities of the Business, of $320 million, pursuant to the Stock and Asset Purchase Agreement (“SAPA”) signed in November 2018 and amended in March 2019.  Assets and liabilities of the Business in China were not transferred at the initial closing but will be transferred at a deferred closing in accordance with the SAPA.  The portion of the purchase price to be paid at the deferred closing is $7.5 million.

[28]

Kodak will operate the Business in China, subject to certain covenants, until the deferred closing occurs and will deliver to (or receive from) the Purchaser a true-up payment reflecting the actual economic benefit (or detriment) attributable to the operation of the Business in China from the time of the initial closing through the time of the deferred closing.

Simultaneously with entering into the SAPA, the Company and the Purchaser entered into an Earn-out Agreement, pursuant to which the Company will be entitled to an aggregate of up to $35 million in additional cash consideration if the Business achieves agreed EBITDA targets for 2018 ($10 million earn-out), 2019 ($10 million earn-out) and 2020 ($15 million earn-out).  The EBITDA target for 2018 was not achieved.

On April 16, 2019 the Purchaser paid Kodak $15 million as a prepayment for services and products to be provided by Kodak to the Purchaser.

The results of operations of the Business are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Direct operating expenses of the discontinued operations are included in the results of discontinued operations.  Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations.  Prior period results have been reclassified to conform to the current period presentation.  Additionally, the assets and liabilities associated with the Business are classified as held for sale in the Consolidated Statement of Financial Position as of March 31, 2019 and December 31, 2018.

The results of operations of the Business are presented below:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Revenues	$39	$37
Cost of revenues	26	22
Selling, general and administrative expenses	8	4
Research and development costs	2	2
Interest expense	7	7
Income (loss) from continuing operations before taxes	(4)	2
Provision for income taxes	2	2
Income (loss) from continuing operations	$(6)	$—

After the initial closing, Kodak was required to use a portion of the proceeds from the sale of the Business to repay $312 million of the loans under the Term Credit Agreement.  Interest expense on debt that was required to be repaid as a result of the sale was allocated to discontinued operations.

Approximately $4 million of transaction costs are included in Selling, general and administrative expenses in the current year period.

The following table presents the aggregate carrying amount of major assets and liabilities of the Business:

	March 31,	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$1	$2
Trade receivables, net	31	28
Inventories, net	29	33
Property, plant and equipment, net	29	28
Goodwill	20	20
Intangible assets	1	1
Operating lease right of use assets	2	—
Other assets	3	1
Assets of business held for sale	$116	$113

LIABILITIES
Accounts payable, trade	$12	$9
Pension and other postretirement liabilities	5	4
Operating leases	2	—
Other current liabilities	6	7
Liabilities of business held for sale	$25	$20

[29]

A dedicated entity of the Business had intercompany receivables with Kodak of approximately $5 million as of March 31, 2019 and December 31, 2018 that are part of the proposed transaction but are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.

The following table presents cash flow information associated with the Business:

	March 31,
(in millions)	2019	2018
Depreciation	$—	$1
Amortization	—	—
Capital expenditures	—	2

Depreciation and amortization of long-lived assets of the Business included in discontinued operations ceased as of December 1, 2018.

NOTE 23: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at March 31, 2019 and December 31, 2018 was approximately $411 million and $415 million, respectively.  The majority of the contracts of this type held by Kodak as of March 31, 2019 and December 31, 2018 are denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net gain from derivatives not designated as hedging instruments	$4	$—

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2019.

In the event of a default under the Term Credit Agreement, the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.

As discussed in Note 8, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in an asset position at both March 31, 2019 and December 31, 2018, and is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Receivables, net and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of both March 31, 2019 and December 31, 2018 was $3 million.  The gross fair value of foreign currency forward contracts in a liability position as of March 31, 2019 and December 31, 2018 was $0 million and $1 million, respectively.

[30]

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019.

The fair value of the embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion and Mandatory Conversion is calculated using a binomial lattice model.  The following table presents the key inputs in the determination of the fair value of the Optional Conversion and Mandatory Conversion at March 31, 2019 and December 31, 2018:

	Valuation Date
	March 31,	December 31,
	2019	2018
Total value of embedded derivative asset ($ millions)	$3	$4
Kodak's closing stock price	2.96	2.55
Expected stock price volatility	93.84%	95.55%
Risk free rate	2.23%	2.46%
Yield on the preferred stock	24.14%	23.77%

The Fundamental Change and Reorganization Conversion value at issuance was calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features derivative liability.  Other than events which alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value exceeded the value of the Optional Conversion and Mandatory Conversion values at both March 31, 2019 and December 31, 2018 resulting in the derivative being reported as an asset.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $18 million and $5 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the fair value of current portion of long-term debt was also determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair value of current portion of long-term debt was $391 million and $378 million at March 31, 2019 and December 31, 2018, respectively.

The carrying values of cash and cash equivalents, restricted cash and short-term borrowings approximate their fair values.

[31]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•

Kodak’s ability to repay, refinance or extend the maturity of the loans under the Term Credit Agreement prior to their maturity date of September 3, 2019 or prior to June 5, 2019, the date on which the ABL Credit Agreement will terminate unless such repayment, refinancing or extension has occurred, or the ABL Credit Agreement has been amended;

•

Kodak’s ability to discontinue, sell or spin-off certain businesses or operations or otherwise monetize assets, including the completion of the deferred sale of the FPD China assets, and the ability of the FPD business to perform during 2019 and 2020 at levels that will entitle Kodak to earn-out payments;

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

OVERVIEW

Kodak is a global commercial printing and imaging company with proprietary technologies in materials science, digital imaging science and software, and deposition processes (methods whereby one or more layers of various materials in gaseous, liquid or small particle form are deposited on a substrate in precise quantities and positions).  Kodak leverages its core technology products and services to develop solutions for the graphic communications market and is developing products for the functional printing markets.  Kodak also offers brand licensing and intellectual property opportunities and provides products and services for motion pictures and other commercial films.

[32]

Revenue decreased $27 million compared to the prior year quarter (8%), including the unfavorable impact of currency ($11 million) in the current year.

Kodak’s strategy is to:

•	Focus product investment in the following growth engines - Sonora, Ultrastream, Advanced Materials and 3D Printing and Software
•	Maintain market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses;
•	Continue to streamline processes to drive cost reductions and improve operating leverage; and
•	Continue to explore opportunities to monetize the asset base.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Following the $312 million prepayment of loans made under the Term Credit Agreement made in April 2019 with proceeds from the sale of FPD, the Company has $83 million of outstanding indebtedness under the Term Credit Agreement.  The loans made under the Term Credit Agreement become due on the earlier of (i) the maturity date of September 3, 2019 or (ii) the acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  Kodak does not have committed refinancing or the liquidity to meet the debt obligation as it becomes due.  Kodak is working to refinance the Term Credit Agreement.

•

Print Systems’ revenues accounted for approximately 66% of Kodak’s revenues for the three months ended March 31, 2019.  Print Systems’ revenues decreased $24 million (11%) compared with the prior year quarter including the unfavorable impact of currency ($9 million) in the current year quarter.  Segment earnings improved $2 million (67%) compared to the prior quarter, as refunds of aluminum tariffs which were paid by Kodak over the prior two quarters and cost improvements exceeded the impact of declining revenues.  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

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

•	The Kodak Software segment’s revenues declined $2 million (13%) compared to the prior year first three months, primarily reflecting volume declines.

•

Brand, Film and Imaging revenues declined $3 million compared with the prior year quarter (6%).  The segment loss was unchanged compared with the prior year quarter.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

•	Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park, which helps cost absorption for both Kodak operations and tenants at EBP.
•	Kodak plans to capitalize on its intellectual property through new business or licensing opportunities in 3D printing materials, smart material applications, and printed electronics markets.
•	Kodak plans to continue to pursue monetization of its asset base, selling and licensing intellectual property, and selling and leasing excess capacity in its properties.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Kodak has six reportable segments: Print Systems; Enterprise Inkjet Systems; Kodak Software; Brand, Film and Imaging; Advanced Materials and 3D Printing Technology and Eastman Business Park.

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

[33]

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

Prosper:

•

The Prosper business product offerings, including the PROSPER Press systems and PROSPER Components, feature ultrafast inkjet droplet generation. This includes the PROSPER 6000 Press, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications of the PROSPER Press include publishing, commercial print, direct mail and packaging.  PROSPER System Components are integrated into original equipment manufacturer (“OEM”) partner products and systems. Sales of equipment that incorporate the PROSPER Writing Systems result in recurring revenue from sales of ink and other consumables and equipment service. The level of recurring revenue depends on the application for which the equipment is used, which drives the total number of pages printed and, therefore, the amount of ink usage. The business model is further supplemented by consumption of other consumables including refurbished jetting modules and service.

•

The focus of the Prosper business is on developing the next generation platform, Ultrastream, with solutions that place writing systems in OEMs as well as direct sale press products that widens its reach into applications for packaging and décor and expands the substrate range to include plastics.  The Prosper business secured its first agreement in the fourth quarter of 2018 with an industry OEM, who will integrate Ultrastream in a packaging press solution.

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

[34]

Kodak Software

The Kodak Software segment is comprised of the Software business.  The Software business offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak products and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world.  The Software business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency.

Brand, Film and Imaging

The Brand, Film and Imaging segment is comprised of five lines of business: Consumer Products, Industrial Film and Chemicals, Motion Picture, Kodak Services for Business (“KSB”) and Kodakit. Sales in KSB are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

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

Kodak Services for Business:

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

Kodakit:

•

Kodakit is a platform that connects businesses with professional photographers to cater to their photography needs. Customers include global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

Advanced Materials and 3D Printing Technology

The Advanced Materials and 3D Printing Technology segment contains the Kodak Research Laboratories and associated new business opportunities and intellectual property licensing not directly related to other business divisions.  Kodak conducts research and files patent applications with fundamental inventions from the Kodak Research Laboratories.  Additionally, Kodak continues to file new patent applications in areas aligned with its core businesses.  Via these core business patent applications along with the research inventions, Kodak maintains a large worldwide portfolio of pending applications and issued patents.  Product solutions in Advanced Materials and 3D Printing are in the process of being commercialized, and there are new business opportunities with identified markets and customers.

Advanced Materials and 3D Printing Technology segment will also pursue partnership opportunities to commercialize functional materials and printed electronics technologies. These partnerships may include non-recurring engineering payments for Kodak efforts to further develop such technologies into products. Advanced Materials and 3D Printing Technology segment also provides a wide range of analytical services to external clients at market rates.

[35]

Advanced Materials:

•

Advanced Materials is developing solutions for component smart materials based on the materials science inventions and innovations from the research laboratories.  There are multiple applications that Kodak contemplates addressing in this category, but the singular focus now is light blocking particles for the textile market.

3D Printing:

•

3D Printing concentrates on partnerships and/or licensing opportunities in micro 3D printing solutions such as printed electronics.  In addition, for macro 3D printing, AM3D manufactures and sells a specialty material to a 3D printing customer.

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

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2019	2018
Print Systems	$192	$216
Enterprise Inkjet Systems	32	31
Kodak Software	14	16
Brand, Film and Imaging	49	52
Advanced Materials and 3D Printing Technology	2	1
Eastman Business Park	2	2
Consolidated total	$291	$318

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2019	2018
Print Systems	$5	$3
Enterprise Inkjet Systems	—	—
Kodak Software	(1)	1
Brand, Film and Imaging	(7)	(7)
Advanced Materials and 3D Printing Technology	(2)	(4)
Eastman Business Park	(1)	(2)
Depreciation and amortization	(15)	(18)
Restructuring costs and other	(2)	(2)
Stock based compensation	(3)	(2)
Consulting and other costs (1)	(3)	(3)
Idle costs (2)	(1)	(1)
Former CEO separation agreement compensation	(2)	—
Interest expense (3)	(3)	(2)
Pension income excluding service cost component (3)	27	32
Other charges, net (3)	(1)	(16)
Consolidated loss from continuing operations before income taxes	$(9)	$(21)

[36]

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

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

Change in Segment Measure of Profitability

During the first quarter of 2019 the segment measure was changed to exclude the costs, net of any rental income received, of underutilized portions of certain properties. Additionally, the allocation of costs from EBP to the Brand, Film and Imaging segment and Advanced Materials and 3D Printing Technology segment as tenants of EBP and to each of the segments as users of shared corporate space at the global headquarters changed.  Prior year results have been revised to reflect these changes.

2019 COMPARED WITH 2018

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2019	% of Sales	2018	% of Sales	$ Change
Revenues	$291		$318		$(27)
Cost of revenues	251		280		(29)
Gross profit	40	14%	38	12%	2
Selling, general and administrative expenses	59	20%	58	18%	1
Research and development costs	11	4%	13	4%	(2)
Restructuring costs and other	2	1%	2	1%	—
Other operating (income) expense, net	—	—	—	—	—
Loss from continuing operations before interest expense, other charges, net and income taxes	(32)	(11)%	(35)	(11)%	3
Interest expense	3	1%	2	1%	1
Pension income excluding service cost component	(27)	(9)%	(32)	(10)%	5
Other charges, net	1	0%	16	5%	(15)
Loss from continuing operations before income taxes	(9)	(3)%	(21)	(7)%	12
Provision for income taxes	3	1%	4	1%	(1)
Loss from continuing operations	(12)	(4)%	(25)	(8)%	13
Loss from discontinued operations, net of income taxes	(6)	(2)%	—	—	(6)
Net loss	$(18)	(6)%	$(25)	(8)%	$7

[37]

Revenue

For the three months ended March 31, 2019 revenues declined $27 million compared with the same period in 2018, driven by volume and pricing declines within Print Systems ($10 million and $6 million, respectively) and unfavorable foreign currency ($11 million).  See segment discussions for additional details.

Gross Profit

The increase in gross profit for the three months ended March 31, 2019 of approximately $2 million compared with the same period in 2018 reflected aluminum tariff refunds and cost improvements in Print Systems ($4 million) partially offset by unfavorable foreign currency ($2 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A increased $1 million for the quarter ended March 31, 2019 primarily due to $2 million of compensation included in the former CEO separation agreement offset by lower investment in segment selling and marketing activities ($1 million).

Research and Development Costs

Consolidated R&D expenses decreased $2 million for the quarter ended March 31, 2019 primarily due to the reduced level of investment across the segments.

PRINT SYSTEMS SEGMENT

	Three Months Ended March 31,
(in millions)	2019	2018	$ Change
Revenues	$192	$216	$(24)

Operational EBITDA	$5	$3	$2
Operational EBITDA as a % of revenues	3%	1%

Revenues

The decrease in Print Systems revenues for the three months ended March 31, 2019 of approximately $24 million primarily reflected volume and pricing declines ($7 million and $3 million, respectively) in Prepress Solutions consumables, volume declines and unfavorable product mix in Electrophotographic Printing Solutions consumables and service ($1 million and $2 million, respectively) and unfavorable product mix in Electrophotographic Printing Solutions equipment ($1 million) as well as unfavorable foreign currency ($9 million).

Operational EBITDA

Print Systems Operational EBITDA for the three months ended March 31, 2019 improved $2 million compared to the prior year reflecting refunds of aluminum tariffs which were paid by Kodak over the prior two quarters and manufacturing cost improvements (each $2 million) in Prepress Solutions consumables and lower investment in sales and marketing activities ($2 million) partially offset by volume and pricing declines ($1 million and $2 million, respectively) in Prepress Solutions consumables and service.

During 2018 U.S. tariffs imposed on aluminum purchases were included as part of the cost of printing plates sold.  In January 2019, Kodak received retroactive exemptions on U.S. tariffs for aluminum.  Due to the exemptions, all aluminum tariffs paid by Kodak in prior periods have been recognized as a cost reduction in the current period.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended March 31,
(in millions)	2019	2018	$ Change
Revenues	$32	$31	$1

Operational EBITDA	$—	$—	$—
Operational EBITDA as a % of revenues	0%	0%

Revenues

The improvement in Enterprise Inkjet Systems revenues for the three months ended March 31, 2019 of approximately $1 million primarily reflected higher volume of PROSPER systems ($3 million) and service and consumables ($2 million) partially offset by lower volume of VERSAMARK service and consumables ($2 million) due to declines in the installed base of VERSAMARK systems, lower volume of PROSPER components ($1 million) and the unfavorable impact of currency ($1 million).

[38]

Operational EBITDA

Enterprise Inkjet Systems Operational EBITDA for the three months ended March 31, 2019 was unchanged.

KODAK SOFTWARE SEGMENT

	Three Months Ended March 31,
(in millions)	2019	2018	$ Change
Revenues	$14	$16	$(2)

Operational EBITDA	$(1)	$1	$(2)
Operational EBITDA as a % of revenues	(7)%	6%

Revenues

Kodak Software revenues for the three months ended March 31, 2019 declined $2 million primarily due lower volume ($2 million).

Operational EBITDA

Kodak Software Operational EBITDA declined $2 million for the three months ended March 31, 2019 compared to the prior year quarter primarily due to lower volume ($1 million) combined with a larger investment in selling and marketing activities ($1 million).

BRAND, FILM AND IMAGING SEGMENT

	Three Months Ended March 31,
(in millions)	2019	2018	$ Change
Revenues	$49	$52	$(3)

Operational EBITDA	$(7)	$(7)	$—
Operational EBITDA as a % of revenues	(14)%	(13)%

Revenues

The decrease in Brand, Film and Imaging revenues for the three months ended March 31, 2019 of approximately $3 million was primarily due to volume declines in Consumer Inkjet Systems ($2 million) driven by lower sales of ink to the existing installed base of printers, lower volume in Industrial Film and Chemicals and the unfavorable impact of currency (each $1 million) partially offset by favorable volume in Kodakit ($1 million).

Operational EBITDA

Brand, Film and Imaging Operational EBITDA for the three months ended March 31, 2019 was unchanged compared with the prior year quarter primarily reflecting cost improvements in Motion Picture offset by volume declines in Consumer Inkjet Systems driven by lower sales of ink to the existing installed base of printers and volume declines in Industrial Film and Chemicals (each $1 million).

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended March 31,
(in millions)	2019	2018	$ Change
Revenues	$2	$1	$1

Operational EBITDA	$(2)	$(4)	$2
Operational EBITDA as a % of revenues	(100)%	N/M

Operational EBITDA

Advanced Materials and 3D Printing Technology Operational EBITDA for the three months ended March 31, 2019 improved by approximately $2 million primarily due to a lower level of investment in selling, marketing and R&D activities ($1 million).

EASTMAN BUSINESS PARK SEGMENT

Eastman Business Park revenue and Operational EBITDA for the three months ended March 31, 2019 did not change significantly compared to the prior year periods.

[39]

RESTRUCTURING COSTS AND OTHER

Kodak recorded $2 million of charges for the three months ended March 31, 2019, which were reported as Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million during the three months ended March 31, 2019.

The restructuring actions implemented in the first three months of 2019 are expected to generate future annual cash savings of approximately $3 million. These savings are expected to reduce future annual Cost of revenues, and SG&A, expenses by $1 million, and $2 million, respectively.  Kodak began realizing a portion of these savings in the first three months and expects the majority of the annual savings to be in effect by the end of the third quarter of 2019 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Kodak has debt due in 2019 and is facing liquidity challenges due to negative cash flow. Based on forecasted cash flows, there are uncertainties regarding Kodak’s ability to meet commitments in the U.S. as they come due. Kodak’s plans to improve cash flow include reducing interest expense by decreasing the debt balance using proceeds from asset sales, including the completed sale of FPD; further restructuring Kodak’s cost structure; and paring investment in new technology by eliminating, slowing, and partnering with investors in product development programs. The divestiture of FPD will negatively impact segment earnings and cash flow. The Company has been engaged in negotiations to refinance the remaining $83 million of the loans under the Term Credit Agreement not repaid with proceeds from the sale of FPD.  The Company intends to complete the refinancing prior to the maturity of the Term Credit Agreement or the ABL Credit Agreement and prior to the date on which any event of default would occur under the Term Credit Agreement.

The loans made under the Term Credit Agreement become due on the earlier to occur of (i) the maturity date of September 3, 2019 or (ii) an acceleration of such loans following the occurrence of an event of default (as defined in the Term Credit Agreement).  The Company also has issued approximately $85 million of letters of credit under the ABL Credit Agreement as of both March 31, 2019 and December 31, 2018.  Should the Company not repay, refinance or extend the maturity of the loans under the Term Credit Agreement prior to June 5, 2019, the Termination Date will occur under the ABL Credit Agreement on such date unless the ABL Credit Agreement has been amended in the interim.  Upon the occurrence of the Termination Date under the ABL Credit Agreement, the obligations thereunder will become due and the Company will need to either cash collateralize the letters of credit or provide alternate collateral in place of the letters of credit issued under the ABL Credit Agreement.

Kodak does not have committed financing or sufficient available liquidity to pay the $83 million of remaining loans under the Term Credit Agreement on or before June 5, 2019.  The Company has been engaged in negotiations to refinance such loans and expects to refinance the Term Credit Agreement prior to June 5, 2019.  If a refinancing is not completed by such date, the Company would seek an extension of the Termination Date under the ABL Credit Agreement to allow the completion of such refinancing without resulting in a termination under the ABL Credit Agreement.

The refinancing of the loans under the Term Credit Agreement is not solely within Kodak’s control. Executing agreements for a refinancing of the loans under the Term Credit Agreement and the timing for a closing of a refinancing of the loans under the Term Credit Agreement are dependent upon several external factors outside Kodak’s control, including but not limited to, the ability of the Company to reach acceptable agreements with different counterparties and the time required to meet conditions to closing under the terms of any refinancing.

Kodak makes no assurances regarding the likelihood, certainty or timing of consummating a refinancing of the Company’s existing debt, regarding the sufficiency of any such refinancing to meet Kodak’s debt obligations, including compliance with debt covenants, or other commitments in the U.S. as they come due, or obtaining an extension of the termination date under the ABL Credit Agreement.

These conditions raise substantial doubt about Kodak’s ability to continue as a going concern.

Refer to the Going Concern section of Note 1, “Summary of Significant Accounting Policies”; Note 7, "Debt and Finance Leases," and Note 8, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion of long-term debt and convertible preferred shares.

	March 31,	December 31,
(in millions)	2019	2018
Cash, cash equivalents, restricted cash and cash in assets held for sale	$257	$267

[40]

Cash Flow Activity

	March 31,
(in millions)	2019	2018	Change
Cash flows from operating activities:
Net cash used in operating activities	$(12)	$(27)	$15
Cash flows from investing activities:
Net cash used in investing activities	(3)	(10)	7
Cash flows from financing activities:
Net cash provided by (used in) financing activities	3	(4)	7
Effect of exchange rate changes on cash	2	5	(3)
Net decrease in cash, cash equivalents and restricted cash	$(10)	$(36)	$26

Operating Activities

Net cash used in operating activities improved $15 million for the three months ended March 31, 2019 as compared with the corresponding period in 2018 primarily due to lower cash spend on inventory and accounts payable, partially offset by higher levels of cash used to settle other current liabilities.

Investing Activities

Net cash used in investing activities improved $7 million for the three months ended March 31, 2019 as compared with the corresponding period in 2018 due to a lower level of capital improvements.

Financing Activities

Net cash used in financing activities improved $7 million in the three months ended March 31, 2019 as compared with the corresponding period in 2018 due to proceeds from the RED borrowing and no Series A Preferred Stock dividend payment in the current year partially offset by the payment in the current year of contingent consideration related to the 2013 sale of a business.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The ABL Credit Agreement had $21 million of net availability (“Excess Availability”) as of March 31, 2019. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At March 31, 2019 and December 31, 2018 approximately $94 million and $117 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $147 million and $131 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.  As of March 31, 2019 and December 31, 2018, outstanding inter-company loans to the U.S. were $386 million and $390 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $87 million and $92 million.  In China, where approximately $88 million and $72 million of cash and cash equivalents was held as of March 31, 2019 and December 31, 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Term Credit Agreement and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Under the ABL Credit Agreement, if Excess Availability ($21 million at March 31, 2019) falls below 12.5% of lender commitments ($18.75 million at March 31, 2019), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the ABL Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the Amended Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of March 31, 2019, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of March 31, 2019 Fixed Charges exceeded EBITDA (as defined in the ABL Credit Agreement) by approximately $9 million.

During the second quarter of 2017, the Company reduced the amount of outstanding letters of credit issued under the ABL Credit Agreement by $20 million, which increased the amount of Excess Availability by a corresponding amount, enabling the Company to release Eligible Cash. The reduction of outstanding letters of credit was primarily attributable to the substitution of partially collateralized surety bonds in place of outstanding letters of credit.  As a result of the Company’s credit ratings, the Company was required to provide $6 million in letters of credit to the issuers of the surety bonds during the third quarter of 2018.  The Company could be required to provide up to an additional $13 million of letters of credit to the issuers of the surety bonds in the future to fully collateralize the bonds.

[41]

As of March 31, 2019 and December 31, 2018, Kodak had funded $0 million and $3 million, respectively, to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.  Kodak added $12 million to the Eligible Cash account in April 2019 primarily to offset the reduction in assets supporting the borrowing base caused by the divestiture of FPD.

Under the terms of the Term Credit Agreement, Kodak is required to maintain a Secured Leverage Ratio (the only financial covenant in the Term Credit Agreement) not to exceed 2.75 to 1.  The Secured Leverage Ratio is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the Term Credit Agreement.  As of March 31, 2019, Kodak’s EBITDA, as calculated under the Term Credit Agreement, exceeded the EBITDA necessary to satisfy the covenant ratio by approximately $65 million.

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties.  Collectively, these subsidiaries had sales of approximately $4 million and $2 million for the three months ended March 31, 2019 and 2018 , respectively, which represents 1% and 0% of Kodak’s consolidated sales, respectively.  These subsidiaries had assets of $23 million and $21 million as of  March 31, 2019 and December 31, 2018, respectively, which represents 1% of Kodak’s consolidated assets as of both periods.  EBITDA of the Unrestricted Subsidiaries, as calculated under the Term Credit Agreement and the ABL Credit Agreement, is a loss and is excluded from the calculation of the Secured Leverage Ratio.  Therefore, designating these Subsidiaries as Unrestricted had the impact of improving the Secured Leverage Ratio.

The designation of these subsidiaries as Unrestricted Subsidiaries increased the amount by which the Company’s EBITDA, as calculated under the Credit Agreements, exceeded the amount of EBITDA needed to satisfy the Net Secured Leverage Ratio covenant of 2.75 to 1.0 by $20 million and the Fixed Charge Coverage Ratio of 1.0 to 1.0 by $21 million in March 2019.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

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

The ABL Credit Agreement contains an opinion delivery requirement that corresponds to the requirement under the Term Credit Agreement, although under the ABL Credit Agreement there is an additional requirement that the opinion be reasonably acceptable to the agent under the ABL Credit Agreement. On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to have occurred in relation to the going concern explanatory paragraph in the audit report. Such waiver does not waive any cross-default that may occur in the event of the occurrence of an event of default under the Term Credit Agreement as described above.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $7 million to its defined benefit pension and postretirement benefit plans in the first three months of 2019.  For the balance of 2019, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $14 million.

[42]

Capital Expenditures

Cash flow from investing activities included $3 million of capital expenditures for the three months ended March 31, 2019.  Kodak expects approximately $15 million to $25 million of total capital expenditures for 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Kodak’s management, with participation of Kodak’s Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Kodak’s Executive Chairman and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, Kodak implemented certain internal controls in connection with the adoption of ASC 842.  There have been no other changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

[43]

Part II. Other Information

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2019, Kodak maintained accruals of approximately $4 million for claims aggregating approximately $152 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2018 Form 10-K.  The Risk Factors remain applicable from the 2018 Form 10-K; however, Kodak notes that the sale of FPD was completed on April 8, 2019 and risks related to the closing of the sale of FPD either not occurring or being delayed have been addressed.  Kodak continues to face post-closing risks associated with the sale of FPD, including risks associated with the deferred sale of the China assets and the risk that the FPD business will not perform during 2019 and 2020 at levels that will entitle Kodak to earn-out payments.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2019

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2019

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
February 1 through 28	9,921	$2.74	n/a	n/a
March 1 through 31	3,730	$4.00	n/a	n/a
Total	13,651	$3.08

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

Items 3 and 4.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

[44]

Eastman Kodak Company

Index to Exhibits

(2.1)

First Amendment to Stock and Asset Purchase Agreement, dated as of March 29, 2019, by and between Eastman Kodak Company and MIR Bidco SA (Incorporated by reference to Exhibit (2.3) of the Company’s Current Report on Form 8-K as filed April 9, 2019).

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

(10.1)*

Separation Agreement and Release between Eastman Kodak Company and Jeffrey J. Clarke dated February 20, 2019 (Incorporated by reference to Exhibit (10.22) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on April 1, 2019).

(10.2)*

Executive Chairman Agreement between Eastman Kodak Company and James V. Continenza, dated February 20, 2019 (Incorporated by reference to Exhibit (10.23) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on April 1, 2019).

(10.3)*

James V. Continenza Consolidated Award Agreements, Tranches 1-4, dated February 20, 2019 (Incorporated by reference to Exhibit (10.24) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on April 1, 2019).

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

[45]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date May 9, 2019	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[46]