Form 10-Q
period 2019-06-30
EASTMAN KODAK CO
filed 2019-08-08
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, the registrant had 43,015,101 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2019

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Sales	$240	$261	$464	$509
Services	67	71	134	141
Total revenues	307	332	598	650
Cost of revenues
Sales	218	237	423	468
Services	47	50	93	99
Total cost of revenues	265	287	516	567
Gross profit	42	45	82	83
Selling, general and administrative expenses	54	59	113	117
Research and development costs	11	12	22	25
Restructuring costs and other	2	2	4	4
Other operating income, net	—	(2)	—	(2)
Loss from continuing operations before interest expense, pension income excluding service cost component, other (income) charges, net and income taxes	(25)	(26)	(57)	(61)
Interest expense	5	2	8	4
Pension income excluding service cost component	(26)	(32)	(53)	(64)
Other (income) charges, net	—	1	1	17
(Loss) earnings from continuing operations before income taxes	(4)	3	(13)	(18)
Provision for income taxes	2	—	5	4
(Loss) earnings from continuing operations	(6)	3	(18)	(22)
Income from discontinued operations, net of income taxes	207	1	201	1
Net income (loss)	$201	$4	$183	$(21)

Basic and diluted (loss) income per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.25)	$(0.04)	$(0.65)	$(0.75)
Discontinued operations	4.81	0.02	4.67	0.02
Total	$4.56	$(0.02)	$4.02	$(0.73)

Number of common shares used in basic and diluted net loss per share
Basic	43.0	42.7	43.0	42.6
Diluted	43.0	42.7	43.0	42.6

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$201	$4	$183	$(21)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1	(20)	4	(7)
Pension and other postretirement benefit plan obligation activity, net of tax	—	—	(1)	—
Other comprehensive income (loss), net of tax	1	(20)	3	(7)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$202	$(16)	$186	$(28)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$216	$246
Trade receivables, net of allowances of $8 and $9, respectively	204	232
Inventories, net	251	236
Other current assets	57	51
Current assets held for sale	1	113
Total current assets	729	878
Property, plant and equipment, net of accumulated depreciation of $443 and $422, respectively	229	246
Goodwill	12	12
Intangible assets, net	56	60
Operating lease right-of-use assets	44	—
Restricted cash	19	11
Deferred income taxes	154	160
Other long-term assets	188	144
TOTAL ASSETS	$1,431	$1,511

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$156	$149
Short-term borrowings and current portion of long-term debt	2	396
Current portion of operating leases	26	—
Other current liabilities	198	213
Current liabilities held for sale	—	20
Total current liabilities	382	778
Long-term debt, net of current portion	104	5
Pension and other postretirement liabilities	365	379
Operating leases, net of current portion	28	—
Other long-term liabilities	192	179
Total Liabilities	1,071	1,341

Commitments and Contingencies (Note 10)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	177	173

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	612	617
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(12)	(200)
Accumulated other comprehensive loss	(408)	(411)
Total shareholders’ equity (deficit)	183	(3)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,431	$1,511

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$183	$(21)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	29	39
Pension income	(45)	(54)
Change in fair value of embedded derivatives in the Series A Preferred Stock and Convertible Notes	(2)	7
Net gain on sales of assets/businesses	(209)	(2)
Stock based compensation	5	3
Provision for deferred income taxes	4	5
Decrease in trade receivables	22	31
Increase in inventories	(14)	(34)
Increase (decrease) in trade payables	9	(11)
Decrease in liabilities excluding borrowings and trade payables	(5)	(22)
Other items, net	10	10
Total adjustments	(196)	(28)
Net cash used in operating activities	(13)	(49)
Cash flows from investing activities:
Additions to properties	(5)	(17)
Net proceeds from sales of businesses/assets	302	1
Net cash provided by (used in) investing activities	297	(16)
Cash flows from financing activities:
Repayment of Term Credit Agreement	(395)	—
Proceeds from Convertible Notes	98	—
Proceeds from borrowings	14	—
Repayment of finance leases	(1)	(2)
Preferred stock dividend payments	—	(6)
Payment of contingent consideration related to the sale of a business	(10)	—
Net cash used in financing activities	(294)	(8)
Effect of exchange rate changes on cash	1	(3)
Net decrease in cash, cash equivalents and restricted cash	(9)	(76)
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	267	369
Cash, cash equivalents, restricted cash and cash in assets held for sale, end of period	$258	$293

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Six-Month Period Ending June 30, 2019
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173
Net loss	—	—	(18)	—	—	(18)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	3	—	—	—	3	—
Prior period adjustment due to adoption of ASU 2016-02	—	—	5	—	—	5	—
Equity (deficit) as of March 31, 2019	$—	$615	$(213)	$(409)	$(9)	$(16)	$175
Net earnings	—	—	201	—	—	201	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of June 30, 2019	$—	$612	$(12)	$(408)	$(9)	$183	$177

[7]

	Six-Month Period Ending June 30, 2018
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2017	$—	$631	$(174)	$(391)	$(9)	$57	$164
Net loss	—	—	(25)	—	—	(25)
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	13	—	13	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	2	—	—	—	2	—
Prior period adjustment due to adoption of ASU 2014-09	—	—	(10)	—	—	(10)	—
Equity (deficit) as of March 31, 2018	$—	$628	$(209)	$(378)	$(9)	$32	$166
Net earnings	—	—	4	—	—	4	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(20)	—	(20)	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2018	$—	$624	$(205)	$(398)	$(9)	$12	$168

The accompanying notes are an integral part of these consolidated financial statements.

[8]

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

As of June 30, 2019 and December 31, 2018, Kodak had approximately $216 million and $246 million, respectively, of cash and cash equivalents.  $90 million and $117 million was held in the U.S. as of June 30, 2019 and December 31, 2018, respectively, and $126 million and $129 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of June 30, 2019 and December 31, 2018 were $426 million and $390 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $128 million and $92 million as of June 30, 2019 and December 31, 2018, respectively. In China, where approximately $59 million and $72 million of cash and cash equivalents was held as of June 30, 2019 and December 31, 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Kodak had a net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale of $9 million and $102 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, and used $13 million and $49 million in operating activities for the six months ended June 30, 2019 and 2018, respectively.

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

Kodak is facing liquidity challenges due to operating losses and negative cash flow.  Kodak has eliminated current debt service requirements by paying down the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) using proceeds from the sale of Kodak’s Flexographic Packaging business (“FPD”) and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.  However, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from additional asset sales and paring investment in new technology by eliminating or delaying product development programs.  The current cash balance outside of China, recent trend of negative cash flow and lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

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

[9]

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20 and ASU 2019-01) requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases.  The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  The original guidance required application on a modified retrospective basis to the earliest period presented. ASU 2018-11, Targeted improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. Kodak adopted the new standard on the effective date applying the new transition method allowed under ASU 2018-11.  Kodak elected the package of practical expedients which permitted Kodak to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any existing leases, and (3) any initial direct costs for any existing leases as of the effective date.  Kodak did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment.  The adoption of the amended lease guidance increased the assets and liabilities recorded in the Consolidated Statement of Financial Position due to the recognition of right-of-use assets and liabilities. Kodak recognized a cumulative-effect adjustment to increase retained earnings of approximately $5 million due to the derecognition of assets and deferred gain on previous sale-leaseback transactions.  As a lessor, recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized.  The impact of adoption on the Consolidated Statement of Financial Position is presented below:

(in millions)	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Operating lease right-of-use assets	$—	$52	$52
Operating lease liabilities	—	61	61
Deferred rent payable (1)	9	(9)	—
Deferred gain on previous sale leaseback transaction (1)	6	(6)	—
Net fixed assets from previous sale leaseback transaction	1	(1)	—
Accumulated deficit	200	(5)	195

(1)	Deferred amounts were previously reported in Other current liabilities ($1 million) and Other long-term liabilities ($14 million) in the Consolidated Statements of Financial Position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements in ASC 715-20 by adding, clarifying, or removing certain disclosures. ASU 2018-14 requires all entities to disclose (1) the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU also clarifies certain disclosure requirements for entities with two or more defined benefit pension plans when aggregate disclosures are presented. The ASU removes other disclosures from the existing guidance, such as the requirement to disclose the effects of a one-percentage-point change in the assumed health care cost trend rates. The ASU is effective retrospectively for fiscal years ending after December 15, 2020 (the year ended December 31, 2020 for Kodak). Early adoption is permitted. The standard addresses disclosures only and will not have an impact on Kodak’s consolidated financial statements.

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

[10]

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 (as amended by ASU 2018-19 and ASU’s 2019-04 and 05) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$216	$246
Restricted cash included in Other current assets	23	8
Long-term restricted cash	19	11
Cash included in assets held for sale	—	2
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$258	$267

Restricted cash included in Other current assets on the Statement of Financial Position primarily includes collateral for a guaranty provided to MIR Bidco, SA (the “Purchaser”) and collateral in support of hedging activities.  On April 16, 2019 the Purchaser of FPD paid Kodak $15 million in the U.S. as a prepayment for transition services and products and services to be provided by Kodak to the Purchaser.  Kodak provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfies its payment obligations to Kodak by utilizing its prepayment balance, Kodak can follow a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of June 30, 2019, the remaining prepayment balance is $13 million and the cash collateral supporting Kodak’s guaranty is $15 million.

Long-term restricted cash includes $4 million and $5 million of security posted related to Brazilian legal contingencies as of June 30, 2019 and December 31, 2018, respectively.  Long-term restricted cash also includes $11 million and $3 million as of June 30, 2019 and December 31, 2018, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined below.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2019	2018
Finished goods	$126	$119
Work in process	61	55
Raw materials	64	62
Total	$251	$236

[11]

NOTE 4: OTHER LONG-TERM ASSETS

	June 30,	December 31,
(in millions)	2019	2018
Pension assets	$126	$82
Estimated workers' compensation recoveries	17	17
Long-term receivables, net of reserve of $4 and $4, respectively	12	13
Other	33	32
Total	$188	$144

NOTE 5: OTHER CURRENT LIABILITIES

	June 30,	December 31,
(in millions)	2019	2018
Employee related liabilities	$41	$42
Deferred revenue	32	34
Customer rebates	21	26
Deferred consideration on disposed businesses	14	24
Transition services agreement prepayment	13	—
Series A Preferred Stock dividends payable	11	6
Workers compensation	9	9
Restructuring liabilities	7	8
Other	50	64
Total	$198	$213

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

NOTE 6: OTHER LONG-TERM LIABILITIES

	June 30,	December 31,
(in millions)	2019	2018
Workers compensation	$82	$83
Asset retirement obligations	46	48
Deferred brand licensing revenue	19	6
Convertible debt embedded derivative liability	14	—
Deferred taxes	13	14
Environmental liabilities	10	10
Other (1)	8	18
Total	$192	$179

(1)	Other decreased $14 million due to the adoption of ASU 2016-02. Also see the Recently Adopted Accounting

Pronouncements subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”.

[12]

NOTE 7:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at June 30, 2019 and December 31, 2018 (in millions):

				June 30,	December 31,
(in millions)				2019	2018
	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note	2019		$—	$394
	Finance leases	Various	Various	1	2
	Other debt	Various	Various	1	—
				2	396
Non-current portion:
	Convertible debt	2021	11.72%	85	—
	RED-Rochester, LLC	2033	11.40%	14	—
	Finance leases	Various	Various	3	3
	Other debt	Various	Various	2	2
				104	5
				$106	$401

Annual maturities of debt and finance leases outstanding as of June 30, 2019 were as follows (in millions):

	Carrying Value	Maturity Value
Q3 - Q4 2019	$2	$2
2020	1	1
2021	86	113
2022	2	2
2023	1	1
2024 and thereafter	14	14
Total	$106	$133

On April 12, 2019, the Company repaid approximately $312 million of the loans made under the Term Credit Agreement using proceeds from the sale of FPD and on May 24, 2019 repaid the remaining outstanding balance of approximately $83 million with the proceeds from the issuance of Convertible Notes described below.

Convertible Notes

On May 20, 2019, the Company and Longleaf Partners Small Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern Asset Management, Inc. (the “Notes Purchasers”), entered into a Notes Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the Notes Purchasers, and the Notes Purchasers agreed to purchase from the Company, $100 million aggregate principal amount of the Company’s 5.00% Secured Convertible Notes due 2021 (the “Convertible Notes”).  The transaction closed on May 24, 2019.  The proceeds were used to repay the remaining first lien term loans outstanding ($83 million) under the Term Credit Agreement, which was terminated with the repayment.  The remaining proceeds were used for general corporate purposes.  The Notes Purchasers also hold all outstanding shares of the Company’s 5.50% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which vote with the shares of common stock on an as-converted basis, and are holders of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), as described below.

The Convertible Notes bear interest at a rate of 5.00% per annum, which will be payable in cash on their maturity date and, at the option of the Company, in either cash or additional shares of Common Stock on any conversion date.  The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore is considered Paid-In-Kind interest (“PIK”).  Therefore, PIK will be added to the carrying value of the debt through the term and interest expense will be recorded using the effective interest method.

The maturity date of the Convertible Notes is initially November 1, 2021.  The Company has the option to extend the maturity of the Convertible Notes by up to three years in the event that the Series A Preferred Stock is refinanced with debt or equity or the mandatory redemption date of the

[13]

Series A Preferred Stock is extended.  If the Convertible Notes maturity date is extended, the new maturity date must be no later than 30 days before the maturity date of any new debt or the extended mandatory redemption date of the Series A Preferred Stock.

The Convertible Notes are guaranteed by all of the subsidiaries of the Company that currently guarantee the ABL Credit Agreement (the “Subsidiary Guarantors”), and are secured by a second priority lien on certain receivables, inventory and other assets of the Company and the Subsidiary Guarantors in which the lenders under the ABL Credit Agreement have a first priority security interest.

Conversion Features

Holders of the Convertible Notes have the right to elect at any time to convert their Convertible Notes into shares of Common Stock at a conversion rate equal to 314.9785 shares of Common Stock per each $1,000 principal amount of Convertible Notes (based on a conversion price equal to $3.17482 per share of Common Stock (the “Conversion Price”), which represents a 10% premium to the volume weighted average price of the shares of Common Stock for the five day trading period ended on April 9, 2019 (the “Conversion Rate”)). The Conversion Rate and Conversion Price are subject to certain customary antidilution adjustments.

If the closing price of the Common Stock equals or exceeds 150% of the then-effective Conversion Price for 45 trading days within any period of 60 consecutive trading days, with the last trading day of such 60 day period ending on the trading day immediately preceding the business day on which the Company issues a press release announcing the mandatory conversion, the Company may elect to convert all outstanding Convertible Notes into shares of Common Stock at the Conversion Rate then in effect.

In the event of certain fundamental transactions, the Notes Purchasers will have the right, within a period of 30 days following the occurrence of such transaction (“Holder Fundamental Transaction Election Period”), to elect to either convert all or a portion of the Convertible Notes into shares of Common Stock at the Conversion Rate then in effect, or to receive the shares of a successor entity, if any, or the Company, and any additional consideration receivable as a result of such fundamental transaction. In addition, the Company will have the option, for a period of 30 days after the expiration of the Holder Fundamental Transaction Election Period, to repay all of the remaining outstanding Convertible Notes at par, plus accrued and unpaid interest.

Embedded Derivatives

The Convertible Notes are considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features and term extension at the Company’s option were not considered clearly and closely related to the Convertible Notes.  Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability.  Kodak allocated $14 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features and term extension on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative liability is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the derivative liability as of June 30, 2019 was $14 million and is included within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Convertible Notes at the time of issuance, $84 million ($100 million aggregate gross proceeds less $14 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the face amount using the effective interest method from the date of issuance through the maturity date.

Convertible Notes Registration Rights Agreement

At the closing of the issuance and sale of the Convertible Notes, the Company entered into a registration rights agreement which provides the Notes Purchasers with customary registration rights in respect of the shares of the Common Stock issuable upon conversion of the Convertible Notes.

Notes Purchasers’ Beneficial Ownership of Common Stock

Prior to the issuance of the Convertible Notes, the Notes Purchasers beneficially owned 4,960,000 shares of the Company’s Common Stock, representing 11.53% of the shares of Common Stock outstanding as of June 30, 2019, and 2,000,000 shares of Series A Preferred Stock, which vote with the Common Stock on an as-converted basis representing 26.72% of the shares of Common Stock outstanding as of June 30, 2019.  The Common Stock and Series A Preferred Stock held by the Notes Purchasers represented 30.19% of the voting power of the outstanding capital stock of the Company as of June 30, 2019 giving effect to the conversion of the Series A Preferred Stock.  On an as-converted basis, the Convertible Notes would represent 31,497,850 shares of Common Stock, or 42.27% of the shares of Common Stock outstanding as of June 30, 2019 after giving effect to the issuance and conversion.  Assuming the issuance of the Convertible Notes and based on the number of shares of Common Stock outstanding as of June 30, 2019, the Notes Purchasers would beneficially own 48.93% of the shares of Common Stock outstanding and their shares of Series A Preferred Stock will vote with the shares of Common Stock on an as-converted basis, representing an aggregate of 55.76% of the voting power of the outstanding capital stock of the Company.

[14]

Amended and Restated Credit Agreement

On May 26, 2016, the Company and the Subsidiary Guarantors entered into an Amended and Restated Credit Agreement (the “ABL Credit Agreement”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, which amended and restated the Original ABL Credit Agreement. Each of the capitalized but undefined terms used in the context of describing the ABL Credit Agreement has the meaning ascribed to such term in the ABL Credit Agreement.

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $80 million and $85 million of letters of credit under the ABL Credit Agreement as of June 30, 2019 and December 31, 2018, respectively.  The Company had approximately $24 million and $19 million of Excess Availability under the ABL Credit Agreement as of June 30, 2019 and December 31, 2018, respectively.  Availability is subject to the borrowing base calculation, reserves and other limitations.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.

The ABL Credit Agreement matures on May 26, 2021.

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has provided an unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the ABL Credit Agreement.

Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory, (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $9 million, as of June 30, 2019 (which $9 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of June 30, 2019 and December 31, 2018, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at June 30, 2019 and December 31, 2018, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.

As of June 30, 2019, and December 31, 2018, Kodak had funded $11 million and $3 million respectively, to the Eligible Cash account, held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

Under the terms of the ABL Credit Agreement, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets.  Further, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0.  Upon designation of Unrestricted Subsidiaries, the Company is required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries had sales of approximately $3 million and $7 million for the quarter and six months ended June 30, 2019, respectively, which represents 1% of Kodak’s consolidated sales in both periods.  These subsidiaries had sales of approximately $3 million and $5 million for the quarter and six months ended June 30, 2018, respectively, which represents 1% of Kodak’s consolidated sales for both periods.  These subsidiaries had assets of $21 million as of both June 30, 2019 and December 31, 2018, which represents 1% of Kodak’s consolidated assets as of both periods.

Debt Reporting and Other Requirements

Reporting requirements under the ABL Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit or other material qualification or exception, except for any such qualification or exception with respect to any indebtedness maturing within 364 days after the date of such financial statements, and that the opinion be reasonably acceptable to the agent. On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to have occurred in relation to the going concern explanatory paragraph in the 2018 Form 10-K audit report.

[15]

The Convertible Notes and ABL Credit Agreement limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments (ABL Credit Agreement only).  In addition to other customary affirmative covenants, the Convertible Notes and ABL Credit Agreement provide for a periodic delivery by the Company of its various financial statements as set forth in the Convertible Notes and ABL Credit Agreement. Events of default under the Convertible Notes and/or ABL Credit Agreement include, among others, failure to pay any principal, interest or other amount due under the applicable agreement, failure to deliver conversion shares (Convertible Notes only), breach of specific covenants and a change of control of the Company (ABL Credit Agreement only).  Upon an event of default, the applicable lenders may declare the outstanding obligations under the applicable agreement to be immediately due and payable and exercise other rights and remedies provided for in such agreement.

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

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.

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

As of June 30, 2019, the Series A Preferred Stock has not been converted and none of the anti-dilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

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

[16]

straight-line basis over the lease term.  Many of the leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments if reasonably assured to be exercised.

Kodak does not separate lease and non-lease components of contracts for real estate leases.  When available, the rate implicit in the lease is used to discount lease payments to present value; however, many leases do not provide a readily determinable implicit rate. Therefore, Kodak applies its incremental borrowing rate to discount the lease payments at lease commencement.

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	June 30,
(in millions)	Consolidated Statement of Financial Position	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$44
Finance lease assets	Property, plant and equipment, net	5
Total lease assets		$49

Liabilities
Current
Operating	Current portion of operating leases	$26
Finance	Short-term borrowings and current portion of long-term debt	1
Noncurrent
Operating	Operating leases, net of current portion	28
Finance	Long-term debt, net of current portion	3
Total lease liabilities		$58

Weighted-average remaining lease term
Operating		5 years
Finance (1)		332 years
Weighted-average discount rate
Operating (2)		16.50%
Finance		6.87%

(1)	One finance lease has a remaining term of 968 years. The weighted-average lease term excluding the lease with a remaining term of 968 years is 4 years.

(2)	Upon adoption of ASC 842, Kodak’s incremental borrowing rate used for existing operating leases was established at January 1, 2019.

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.  Lease costs are presented gross of sublease income.  See Kodak as Lessor section below for income from subleases.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2019	2019
Finance lease cost
Amortization of leased assets	$1	$2
Interest on lease liabilities	—	—
Operating lease cost	6	13
Variable lease cost	2	3
Total lease cost	$9	$18

[17]

Other Information

The table below presents supplemental cash flow information related to leases.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6	$13
Operating cash flow for finance leases	—	—
Financing cash flow for finance leases	—	1
	$6	$14

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
Q3 - Q4 2019	$12	$1
2020	25	1
2021	9	1
2022	6	1
2023	5	—
Thereafter	29	113
Total minimum lease payments	86	117
Less: amount of lease payments representing interest	32	(113)
Present value of future minimum lease payments	54	4
Less: current obligations under leases	(26)	(1)
Long-term lease obligations	$28	$3

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

[18]

The lease arrangements are for various periods and are generally renewable.  Renewal options and/or termination options are factored into the determination of lease payments if considered probable.  Kodak does not separate lease and non-lease components of contracts for real estate leases.

Kodak’s net investment in sales-type leases as of June 30, 2019 and December 31, 2018 were $4 million and $3 million, respectively.  The current portion of the net investment in sales-type leases is included in Trade receivables in the Consolidated Statement of Financial Position.  The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded on the balance sheet:

(in millions)
Q3 - Q4 2019	$1
2020	2
2021	1
2022 and thereafter	1
Total minimum lease payments	5
Less: unearned interest	(1)
Less: allowance for doubtful accounts	—
Net investment in sales-type leases	$4

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
Q3 - Q4 2019	$7
2020	8
2021	7
2022	6
2023	4
Thereafter	18
Total minimum lease payments	$50

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	June 30,	December 31,
(in millions)	2019	2018
Equipment subject to operating leases	$37	$34
Accumulated depreciation	(22)	(19)
Equipment subject to operating leases, net	$15	$15

Equipment subject to operating leases, net is included in Property, plant and equipment, net in the Consolidated Statement of Financial Position.

Income recognized on operating lease arrangements for the quarter and six months ended June 30, 2019 is presented below (income recognized for sales-type lease arrangements is $0 million)):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2019	2019
Lease income - operating leases:
Lease income	$2	$4
Sublease income	2	4
Variable lease income	1	2
Total lease income	$5	$10

[19]

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, the Company had outstanding letters of credit of $80 million issued under the ABL Credit Agreement, as well as bank guarantees and letters of credit of $3 million, surety bonds in the amount of $40 million, and restricted cash and deposits of $42 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2019, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $10 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of June 30, 2019, Kodak’s Brazilian operations have posted security composed of $4 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $60 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 11: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $2 million and the outstanding amount for those guarantees is less than $1 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2018 to June 30, 2019, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2018	$22
New extended warranty and maintenance arrangements in 2019	49
Recognition of extended warranty and maintenance arrangement revenue in 2019	(51)
Deferred revenue on extended warranties as of June 30, 2019	$20

[20]

NOTE 12:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

	Three Months Ended
	June 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$158	$9	$—	$3	$—	$—	$170
Ongoing service arrangements (1)	32	18	11	1	—	—	62
Total Annuities	190	27	11	4	—	—	232
Equipment & Software	17	2	3	—	—	—	22
Film and chemicals	—	—	—	42	—	—	42
Other (2)	—	—	—	8	—	3	11
Total	$207	$29	$14	$54	$—	$3	$307

	Six Months Ended
	June 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$307	$17	$—	$6	$—	$—	$330
Ongoing service arrangements (1)	64	36	22	2	—	—	124
Total Annuities	371	53	22	8	—	—	454
Equipment & Software	28	8	6	—	—	—	42
Film and chemicals	—	—	—	80	—	—	80
Other (2)	—	—	—	15	2	5	22
Total	$399	$61	$28	$103	$2	$5	$598

[21]

	Three Months Ended
	June 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$176	$8	$—	$4	$—	$—	$188
Ongoing service arrangements (1)	33	20	12	1	—	—	66
Total Annuities	209	28	12	5	—	—	254
Equipment & Software	18	5	4	—	—	—	27
Film and chemicals	—	—	—	41	—	—	41
Other (2)	—	—	—	7	1	2	10
Total	$227	$33	$16	$53	$1	$2	$332

	Six Months Ended
	June 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$343	$16	$—	$9	$—	$—	$368
Ongoing service arrangements (1)	67	39	24	1	—	—	131
Total Annuities	410	55	24	10	—	—	499
Equipment & Software	33	9	8	—	—	—	50
Film and chemicals	—	—	—	82	—	—	82
Other (2)	—	—	—	13	2	4	19
Total	$443	$64	$32	$105	$2	$4	$650

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

[22]

Product Portfolio Summary:

	Three Months Ended
	June 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$45	$18	$14	$7	$—	$—	$84
Strategic other businesses (2)	155	—	—	44	—	3	202
Planned declining businesses (3)	7	11	—	3	—	—	21
	$207	$29	$14	$54	$—	$3	$307

	Six Months Ended
	June 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$85	$39	$28	$15	$2	$—	$169
Strategic other businesses (2)	298	—	—	82	—	5	385
Planned declining businesses (3)	16	22	—	6	—	—	44
	$399	$61	$28	$103	$2	$5	$598

	Three Months Ended
	June 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$39	$19	$16	$7	$1	$—	$82
Strategic other businesses (2)	180	—	—	42	—	2	224
Planned declining businesses (3)	8	14	—	4	—	—	26
	$227	$33	$16	$53	$1	$2	$332

	Six Months Ended
	June 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$74	$37	$32	$13	$2	$—	$158
Strategic other businesses (2)	350	—	—	83	—	4	437
Planned declining businesses (3)	19	27	—	9	—	—	55
	$443	$64	$32	$105	$2	$4	$650

[23]

(1)	Growth engines consist of Sonora, PROSPER, Kodak Software, AM3D, excluding intellectual property (IP) licensing, and brand licensing.

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

Geography:

	Three Months Ended
	June 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$56	$11	$7	$34	$—	$3	$111
Canada	4	1	—	1	—	—	6
North America	60	12	7	35	—	3	117
Europe, Middle East and Africa	82	11	5	6	—	—	104
Asia Pacific	53	6	1	13	—	—	73
Latin America	12	—	1	—	—	—	13
Total Sales	$207	$29	$14	$54	$—	$3	$307

	Six Months Ended
	June 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$110	$26	$13	$65	$2	$5	$221
Canada	7	1	1	1	—	—	10
North America	117	27	14	66	2	5	231
Europe, Middle East and Africa	159	21	10	10	—	—	200
Asia Pacific	100	12	3	26	—	—	141
Latin America	23	1	1	1	—	—	26
Total Sales	$399	$61	$28	$103	$2	$5	$598

[24]

	Three Months Ended
	June 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$60	$11	$7	$33	$1	$2	$114
Canada	3	—	1	1	—	—	5
North America	63	11	8	34	1	2	119
Europe, Middle East and Africa	93	13	5	5	—	—	116
Asia Pacific	57	8	2	14	—	—	81
Latin America	14	1	1	—	—	—	16
Total Sales	$227	$33	$16	$53	$1	$2	$332

	Six Months Ended
	June 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$117	$22	$14	$65	$2	$4	$224
Canada	6	—	2	2	—	—	10
North America	123	22	16	67	2	4	234
Europe, Middle East and Africa	186	25	11	10	—	—	232
Asia Pacific	106	15	4	27	—	—	152
Latin America	28	2	1	1	—	—	32
Total Sales	$443	$64	$32	$105	$2	$4	$650

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at June 30, 2019 and December 31, 2018 were $2 million and $3 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at June 30, 2019 and December 31, 2018 were $56 million and $48 million, respectively, of which $37 million and $42 million, respectively, are reported in Other current liabilities and $19 million and $6 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the quarter and six months ended June 30, 2019 and 2018 that was included in the contract liability balance at the beginning of the year was $5 million and $30 million in 2019, respectively, and $4 million and $27 million in 2018, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of June 30, 2019 included $20 million and $23 million of cash payments received during the quarter and six months ended June 30, 2019, respectively.  Contract liabilities as of June 30, 2018 included $23 million and $30 million of cash payments received during the quarter and six months ended June 30, 2018, respectively.

[25]

Unsatisfied Performance Obligations

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2019, there was approximately $79 million of unrecognized revenue from unsatisfied performance obligations. Approximately 20% of the revenue from unsatisfied performance obligations is expected to be recognized in the rest of 2019, 30% in 2020, 15% in 2021 and 35% thereafter.

NOTE 13: OTHER OPERATING (INCOME) EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Expense (income):
Transition services agreement income	$(2)	$—	$(2)	$—
Loss (gain) on sale of assets	1	(1)	1	$(2)
Other	1	(1)	1	—
Total	$—	$(2)	$—	$(2)

NOTE 14: OTHER (INCOME) CHARGES, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Change in fair value of embedded conversion features derivative liability (1)	$(3)	$(7)	$(2)	$7
Loss on foreign exchange transactions	1	7	1	9
Loss on early retirement of debt	1	—	1	—
Other	1	1	1	1
Total	$—	$1	$1	$17

(1)	Refer to Note 23, “Financial Instruments”.

NOTE 15: INCOME TAXES

Tax Asset Protection Plan and Protective Amendment

The Company’s ability to use its tax attributes (primarily comprised of net operating losses and foreign tax credits) to offset tax on U.S. taxable income would be limited if there were an "ownership change" as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”).  In general, an ownership change would occur if "5-percent shareholders," as defined under Section 382, collectively increase their ownership in the Company by more than 50 percentage points over a rolling three-year period.

On July 12, 2019, the Company filed a preliminary information statement in connection with the (1) issuance and sale of the Convertible Notes, (2) adoption of a protective amendment (the “Protective Amendment”) to restrict certain transfers of Common Stock in order to preserve the tax treatment of the Company’s U.S. tax attributes and (3) adoption of a tax asset protection plan (the “Proposed Plan”) to deter certain transfers of the Common Stock in order to preserve the tax treatment of the Company’s U.S. tax attributes.  The protections will become effective shortly after 20 days have elapsed following the filing and distributing of the Definitive Information Statement.

The Protective Amendment

The Protective Amendment is designed to prevent certain transfers of the Company’s securities that could result in an ownership change under Section 382 of the Code and, therefore, inhibit the Company’s ability to use its tax attributes to reduce future income taxes. The purpose of the Protective Amendment is to protect the long-term value to the Company of its accumulated tax attributes by limiting direct or indirect transfers of the Common Stock that would result in a shareholder owning 10% or more of the then-outstanding Common Stock or in an existing ten percent shareholder acquiring more than an additional 1,000,000 shares.  In addition, the Protective Amendment includes a mechanism to block the impact of such transfers while allowing purchasers to receive their money back from prohibited purchases.

[26]

Proposed Plan

The Proposed Plan is designed to deter any person from buying the Common Stock (or any interest in the Common Stock) if the acquisition would result in a shareholder owning 10% or more of the then-outstanding Common Stock or an existing ten percent shareholder acquiring more than an additional 1,000,000 shares. The Proposed Plan is intended to protect shareholder value by attempting to preserve the Company’s ability to use its tax attributes to reduce its future income tax liability.

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
(Loss) earnings from continuing operations before income taxes	$(4)	$3	$(13)	$(18)
Effective tax rate	(50.0)%	—	(38.5)%	(22.2)%
Provision for income taxes	2	—	5	4
(Benefit) provision for income taxes at U.S. statutory tax rate	(1)	1	(3)	(4)
Difference between tax at effective vs. statutory rate	$3	$(1)	$8	$8

For the three months ended June 30, 2019, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 21.0%, is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

For the six months ended June 30, 2019, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 21.0%, is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

For the three months ended June 30, 2018, the difference between Kodak’s recorded benefit and the provision that would result from applying the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses and (2) the results from operations in jurisdictions outside the U.S.

For the six months ended June 30, 2018, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

NOTE 16: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first six months of 2019 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

[27]

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the six months ended June 30, 2019 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2018	$6	$2	$—	$8
Q1 charges	2	—	—	2
Q1 utilization/cash payments	(2)	—	—	(2)
Q1 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of March 31, 2019	$5	$2	$—	$7
Q2 charges - continuing operations	$2	$—	$—	$2
Q2 charges - discontinued operations	1	—	—	1
Q2 utilization/cash payments	(2)	—	—	(2)
Q2 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of June 30, 2019	$5	$2	$—	$7

(1)The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

(2)Represents severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

For the three months ended June 30, 2019 $2 million of charges was reported as Restructuring costs and other, and $1 million was reported in Income from discontinued operations.

The severance costs for the three months ended June 30, 2019 related to the elimination of approximately 35 positions including approximately 5 manufacturing/service positions, and 30 administrative and sales positions. The geographic composition of these positions includes approximately 20 in the United States and Canada and 15 throughout the rest of the world.

For the six months ended June 30, 2019 $4 million of charges was reported as Restructuring costs and other, and $1 million was reported in Income from discontinued operations.

The severance costs for the six months ended June 30, 2019 related to the elimination of approximately 75 positions including approximately 20 manufacturing/service positions, and 55 administrative and sales positions. The geographic composition of these positions includes approximately 40 in the United States and Canada and 35 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2019.

[28]

NOTE 17: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$2	$1	$3	$1	$5	$2	$6	$2
Interest cost	31	3	27	3	61	6	55	6
Expected return on plan assets	(54)	(5)	(56)	(6)	(107)	(11)	(112)	(13)
Amortization of:
Prior service credit	(1)	—	(2)	—	(3)	—	(4)	—
Actuarial loss	—	1	2	1	—	2	3	2
Net pension income before special termination benefits	(22)	—	(26)	(1)	(44)	(1)	(52)	(3)
Special termination benefits	1	—	1	—	2	—	1	—
Curtailment (gain)	(2)	—	—	—	(2)	—	—	—
Net pension income from major plans	(23)	—	(25)	(1)	(44)	(1)	(51)	(3)
Other plans	—	(3)	—	—	—	(4)	—	—
Total net pension cost (income)	$(23)	$(3)	$(25)	$(1)	$(44)	$(5)	$(51)	$(3)

For the three and six months ended June 30, 2019 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The $2 million curtailment gain for the three and six months ended June 30, 2019 was incurred as a result of the sale of FPD and is included in Income from discontinued operations in the Consolidated Statement of Operations.  In addition, the amounts shown for Other plans include $5 million of settlement gains for the three and six months ended June 30, 2019 due to the transfer of non-major, non-U.S. pension liabilities as a result of the sale of FPD.  These amounts are also included in Income from discontinued operations in the Consolidated Statement of Operations.

NOTE 18: EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for quarter and six months ended June 30, 2019 and 2018 follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
(Loss) income from continuing operations	$(6)	$3	$(18)	$(22)
Less: Series A convertible preferred stock cash dividend	(3)	(3)	(6)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)	(4)	(4)
Loss from continuing operations available to common shareholders - basic and diluted	$(11)	$(2)	$(28)	$(32)

Net income (loss)	$201	$4	$183	$(21)
Less: Series A convertible preferred stock cash dividend	(3)	(3)	(6)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)	(4)	(4)
Net income (loss) available to common shareholders - basic and diluted	$196	$(1)	$173	$(31)

[29]

As a result of the net loss from continuing operations available to common shareholders for the quarter and six months ended June 30, 2019 and 2018, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak reported earnings from continuing operations available to common shareholders for the quarter and six months ended June 30, 2019 and 2018, the calculation of diluted earnings per share would have included the assumed conversion of 0.5 million and 0.4 million of unvested restricted stock units for the quarter and six months ending June 30, 2019, respectively, and 0.3 million of unvested restricted stock units for both periods in 2018.

The computation of diluted earnings per share for the quarter and six months ended June 30, 2019 and 2018 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares and (2) the assumed conversion of outstanding employee stock options of 7.2 million both for the three and six months ending June 30, 2019 and 4.9 million and 4.8 million in the three and six months ending June 30, 2018, respectively, because the effects would have been anti-dilutive.  The computation of diluted earnings per share for the quarter ended June 30, 2019 also excluded the assumed conversion of $100 million of Convertible Notes because the effects would have been anti-dilutive.  In addition, the computation of diluted earnings per share for the quarter and six months ended June 30, 2018 excluded the impact of (1) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $14.93 and (2) the assumed conversion of net share settled warrants to purchase 1.8 million shares of common stock at an exercise price of $16.12 because the effects would have been anti-dilutive.  The net share settled warrants terminated at the close of business on September 3, 2018.

NOTE 19: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of June 30, 2019 and December 31, 2018, there were 43.0 million and 42.8 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A preferred stock issued and outstanding. Treasury stock consisted of approximately 0.6 million shares at both June 30, 2019 and December 31, 2018.

NOTE 20: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss), by component, were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)		2019	2018	2019	2018
Currency translation adjustments		$1	$(20)	$4	$(7)
Pension and other postretirement benefit plan changes
Newly established net actuarial gain		5	1	5	1
Tax Provision		(2)	—	(2)	—
Newly established net actuarial gain, net of tax		3	1	3	1
Reclassification adjustments:
Amortization of prior service credit	(a)	(3)	(2)	(4)	(4)
Amortization of actuarial losses	(a)	2	1	2	2
Recognition of (gains) losses due to curtailments and settlements		(2)	—	(2)	1
Total reclassification adjustments		(3)	(1)	(4)	(1)
Tax provision		—	—	—	—
Reclassification adjustments, net of tax		(3)	(1)	(4)	(1)
Pension and other postretirement benefit plan changes, net of tax		—	—	(1)	—
Other comprehensive income (loss)		$1	$(20)	$3	$(7)

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16, "Retirement Plans and Other Postretirement Benefits".

NOTE 21: SEGMENT INFORMATION

Change in Segments

Effective in January 2019 Kodak changed its organizational structure. Kodak Technology Solutions, formerly part of the Software and Solutions segment, was moved into the Consumer and Film segment. The Consumer and Film segment was renamed the Brand, Film & Imaging segment.

[30]

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Print Systems	$207	$227	$399	$443
Enterprise Inkjet Systems	29	33	61	64
Kodak Software	14	16	28	32
Brand, Film and Imaging	54	53	103	105
Advanced Materials and 3D Printing Technology	—	1	2	2
Eastman Business Park	3	2	5	4
Consolidated total	$307	$332	$598	$650

[31]

Segment Operational EBITDA and Consolidated (Loss) Gain from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Print Systems	$7	$6	$12	$9
Enterprise Inkjet Systems	(3)	1	(3)	1
Kodak Software	—	1	(1)	2
Brand, Film and Imaging	(2)	(5)	(9)	(12)
Advanced Materials and 3D Printing Technology	(3)	(4)	(5)	(8)
Eastman Business Park	—	(1)	(1)	(3)
Total of reportable segments	(1)	(2)	(7)	(11)
Depreciation and amortization	(14)	(19)	(29)	(37)
Restructuring costs and other	(2)	(2)	(4)	(4)
Stock based compensation	(2)	(1)	(5)	(3)
Consulting and other costs (1)	(2)	(4)	(5)	(7)
Idle costs (2)	(2)	—	(3)	(1)
Former CEO separation agreement compensation	—	—	(2)	—
Other operating (expense) income, net, excluding income from transition services agreement (3)	(2)	2	(2)	2
Interest expense (4)	(5)	(2)	(8)	(4)
Pension income excluding service cost component (4)	26	32	53	64
Other income (charges), net (4)	—	(1)	(1)	(17)
Consolidated (loss) income from continuing operations before income taxes	$(4)	$3	$(13)	$(18)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million of income from the transition services agreement with the Purchaser was recognized in the quarter and year-to-date period ended June 30, 2019.  The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former CEO separation agreement compensation; other operating (expense) income, net (unless otherwise indicated); goodwill impairment losses; interest expense; and other (income) charges, net.

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

[32]

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

NOTE 22: DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the former Flexographic Packaging segment comprised of Kodak’s Flexographic Packaging Business (“FPD”).

Kodak consummated the sale of certain assets of FPD to the Purchaser on April 8, 2019 for net cash consideration at closing, in addition to the assumption by Purchaser of certain liabilities of FPD, of $320 million, pursuant to the Stock and Asset Purchase Agreement (“SAPA”) signed in November 2018 and amended in March 2019.  Assets and liabilities of FPD in China were transferred at a deferred closing on July 1, 2019 for net cash consideration of $5.9 million at closing and a promissory note for $1.6 million in addition to the assumption by Purchaser of certain liabilities of FPD, in accordance with the SAPA.  Kodak operated FPD in China, subject to certain covenants, until the deferred closing occurred.  Kodak will deliver to (or receive from) the Purchaser a true-up payment reflecting the actual economic benefit (or detriment) attributable to the operation of FPD in China from the time of the initial closing through the time of the deferred closing.

The divested business has the right to use Kodak’s corporate brand for a 10-year period related to Covered Products (as defined in the SAPA) for no additional consideration.  Therefore, $10 million of consideration received for the sale of FPD has been recognized as deferred revenue related to the brand license.  The deferred revenue is reported in Long-term liabilities in the Consolidated Statement of Financial Condition and will be recognized as revenue over the term of the license. Proceeds were allocated between the sale of FPD and the brand license based on their relative fair values.

Kodak recognized a gain on the sale of FPD of $207 million during the second quarter of 2019.  The gain excluded recognition of the portion of the purchase price related to the deferred closing of $7.5 million.

Simultaneously with entering into the SAPA, the Company and the Purchaser entered into an Earn-out Agreement, pursuant to which the Company will be entitled to an aggregate of up to $35 million in additional cash consideration if FPD achieves agreed EBITDA targets for 2018 ($10 million earn-out), 2019 ($10 million earn-out) and 2020 ($15 million earn-out).  The EBITDA target for 2018 was not achieved.

On April 16, 2019 the Purchaser paid Kodak $15 million as a prepayment for services and products to be provided by Kodak to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  As of June 30, 2019, the remaining prepayment balance is $13 million.

The results of operations of FPD are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Direct operating expenses of the discontinued operations are included in the results of discontinued operations.  Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations. Prior period results have been reclassified to conform to the current period presentation.  Additionally, the assets and liabilities associated with FPD in China are classified as held for sale in the Consolidated Statement of Financial Position as of June 30, 2019 and the assets and liabilities associated with FPD are classified as held for sale December 31, 2018.

The results of operations of the Business are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenues	$5	$38	$44	$75
Cost of revenues	2	22	28	44
Selling, general and administrative expenses	2	4	10	8
Research and development costs	—	2	2	4
Interest expense	—	7	7	13
Gain on divestiture	(210)	—	(210)	—
Income (loss) from discontinued operations before taxes	211	3	207	6
Provision for income taxes	4	2	6	5
Income (loss) from discontinued operations	$207	$1	$201	$1

[33]

After the initial closing, Kodak was required to use a portion of the proceeds from the sale of FPD to repay $312 million of the loans under the Term Credit Agreement.  Interest expense on debt that was required to be repaid as a result of the sale was allocated to discontinued operations.

Approximately $2 million and $6 million of transaction costs are included in Selling, general and administrative expenses in the quarter and year-to-date period ending June 30, 2019, respectively.

The following table presents the aggregate carrying amount of major assets and liabilities of FPD:

	June 30,	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$—	$2
Trade receivables, net	1	28
Inventories, net	—	33
Property, plant and equipment, net	—	28
Goodwill	—	20
Intangible assets	—	1
Other assets	—	1
Assets of business held for sale	$1	$113

LIABILITIES
Accounts payable, trade	$—	$9
Pension and other postretirement liabilities	—	4
Other current liabilities	—	7
Liabilities of business held for sale	$—	$20

A dedicated entity of FPD had intercompany receivables with Kodak of approximately $5 million as of December 31, 2018 that are part of the proposed transaction but are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.

The following table presents cash flow information associated with FPD:

	June 30,
(in millions)	2019	2018
Depreciation	$—	$1
Amortization	—	—
Capital expenditures	—	2

Depreciation and amortization of long-lived assets of FPD included in discontinued operations ceased as of December 1, 2018.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at June 30, 2019 and December 31, 2018 was approximately $390 million and $415 million, respectively.  The majority of the contracts of this type held by Kodak as of June 30, 2019 and December 31, 2018 are denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.

[34]

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net (loss) gain from derivatives not designated as hedging instruments	$(1)	$6	$3	$6

Kodak had no derivatives designated as hedging instruments for the quarter and six months ended June 30, 2019 and 2018.

In the event of a default under the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.

As discussed in Note 7, “Debt and Finance Leases”, the Company concluded that the Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features and term extension option were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in a liability position at June 30, 2019 and is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

As discussed in Note 8, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in an asset position at both June 30, 2019 and December 31, 2018, and is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of June 30, 2019 and December 31, 2018 was $1 million and $3 million, respectively.  The gross fair value of foreign currency forward contracts in a liability position as of June 30, 2019 and December 31, 2018 was $0 million and $1 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the quarter and six months ended June 30, 2019.

[35]

The fair value of the embedded conversion features and term extension option derivatives are calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion associated with both the Convertible Notes and Series A Preferred Stock is calculated using a binomial lattice model.  The value of the term extension option reflects the probability weighted average value of the Convertible Notes using the original maturity date and a hypothetical extended maturity date, with all other contractual terms unchanged.

The following tables present the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives:

Convertible Notes:

	Valuation Date
		May 24,
	June 30,	2019
	2019	(Inception)
Total value of embedded derivative liability ($ millions)	$14	$14
Kodak's closing stock price	$2.40	$2.31
Expected stock price volatility	87.35%	92.48%
Risk free rate	1.74%	2.13%
Yield on the convertible notes	12.09%	11.98%

Series A Preferred Stock:

	Valuation Date
	June 30,	December 31,
	2019	2018
Total value of embedded derivative asset ($ millions)	$6	$4
Kodak's closing stock price	$2.40	$2.55
Expected stock price volatility	87.35%	95.55%
Risk free rate	1.73%	2.46%
Yield on the preferred stock	17.52%	23.77%

The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Convertible Notes or Series A Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their initial maturity date or Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion values reduce the value of the embedded conversion features and term extension option derivative liability.  Other than events which alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value for the Series A Preferred Stock exceeded the value of the Optional Conversion and Mandatory Conversion values at both June 30, 2019 and December 31, 2018 resulting in the Series A Preferred Stock derivative being reported as an asset.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $105 million and $5 million at June 30, 2019 and December 31, 2018, respectively.  At December 31, 2018, the fair value of current portion of long-term debt was also determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair value of current portion of long-term debt was $378 million at December 31, 2018.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values at both June 30, 2019 and December 31, 2018.

The fair value of the current portion of long-term debt at June 30, 2019 approximates its carrying value.

NOTE 24: SUBSEQUENT EVENT

On August 3, 2019 Kodak reached an agreement with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) to establish a strategic relationship in the People’s Republic of China.  The relationship will be comprised of an agreement for Kodak to sell its shares of the Kodak (China) Graphic Communication Co. Ltd. entity which includes the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang, a supply agreement from HuaGuang to Kodak and a license agreement under which Kodak licenses its plates technology to HuaGuang to sell into the plates market in China.  The relationship is expected to be established at a closing in the third quarter of 2019, subject to the satisfaction of customary closing conditions.

[36]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series A Preferred Stock;
•	Kodak’s ability to discontinue, sell or spin-off certain businesses or operations or otherwise monetize assets;
•	Changes in foreign currency exchange rates, commodity prices and interest rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
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

Revenue decreased $25 million and $52 compared to the prior year quarter and first six months (8% for each period), including the unfavorable impact of currency ($9 million and $20 million) in the current year quarter and first six months, respectively.

[37]

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Kodak has eliminated current debt service requirements by paying down the Term Credit Agreement using proceeds from the sale of FPD and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.   However, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from additional asset sales and paring investment in new technology by eliminating or delaying product development programs.

•

Print Systems’ revenues accounted for approximately 67% of Kodak’s revenues for both the quarter and six months ended June 30, 2019.  Print Systems’ revenues decreased $20 million (9%) and $44 million (10%) compared with the prior year quarter and first six months, respectively, including the unfavorable impact of currency ($7 million and $16 million, respectively).  Segment earnings improved $1 million (17%) and $3 million (33%) compared to the prior year quarter and first six months, respectively, as refunds of aluminum tariffs which were paid by Kodak over the last two quarters of 2018 and cost improvements exceeded the impact of declining revenues.  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

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

•	The Kodak Software segment’s revenues declined $2 million (13%) and $4 million (13%) compared to the prior year quarter and first six months, respectively, primarily reflecting volume declines.

•

Brand, Film and Imaging revenues improved $1 million compared with the prior year quarter (2%) and declined $2 million compared with the prior year first six months (2%).  The segment loss improved $3 million compared with both the prior year quarter (60%) and  first six months (25%).  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

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

[38]

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

[39]

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

[40]

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

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Print Systems	$207	$227	$399	$443
Enterprise Inkjet Systems	29	33	61	64
Kodak Software	14	16	28	32
Brand, Film and Imaging	54	53	103	105
Advanced Materials and 3D Printing Technology	—	1	2	2
Eastman Business Park	3	2	5	4
Consolidated total	$307	$332	$598	$650

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Print Systems	$7	$6	$12	$9
Enterprise Inkjet Systems	(3)	1	(3)	1
Kodak Software	—	1	(1)	2
Brand, Film and Imaging	(2)	(5)	(9)	(12)
Advanced Materials and 3D Printing Technology	(3)	(4)	(5)	(8)
Eastman Business Park	—	(1)	(1)	(3)
Depreciation and amortization	(14)	(19)	(29)	(37)
Restructuring costs and other	(2)	(2)	(4)	(4)
Stock based compensation	(2)	(1)	(5)	(3)
Consulting and other costs (1)	(2)	(4)	(5)	(7)
Idle costs (2)	(2)	—	(3)	(1)
Former CEO separation agreement compensation	—	—	(2)	—
Other operating (expense) income, net, excluding income from transition services agreement (3)	(2)	2	(2)	2
Interest expense (4)	(5)	(2)	(8)	(4)
Pension income excluding service cost component (4)	26	32	53	64
Other income (charges), net (4)	—	(1)	(1)	(17)
Consolidated (loss) income from continuing operations before income taxes	$(4)	$3	$(13)	$(18)
[41]

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million of income from the transition services agreement with the Purchaser was recognized in the quarter and year-to-date period ended June 30, 2019.  The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former CEO separation agreement compensation; other operating (expense) income, net (unless otherwise indicated); goodwill impairment losses; interest expense; and other income (charges), net.

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

2019 COMPARED WITH 2018

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2019	% of Sales	2018	% of Sales	$ Change	2019	% of Sales	2018	% of Sales	$ Change
Revenues	$307		$332		$(25)	$598		$650		$(52)
Cost of revenues	265		287		(22)	516		567		(51)
Gross profit	42	14%	45	14%	(3)	82	14%	83	13%	(1)
Selling, general and administrative expenses	54	18%	59	18%	(5)	113	19%	117	18%	(4)
Research and development costs	11	4%	12	4%	(1)	22	4%	25	4%	(3)
Restructuring costs and other	2	1%	2	1%	—	4	1%	4	1%	—
Other operating income, net	—	0%	(2)	(1)%	2	—	0%	(2)	(0)%	2
Loss from continuing operations before interest expense, other charges, net and income taxes	(25)	(8)%	(26)	(8)%	1	(57)	(10)%	(61)	(9)%	4
Interest expense	5	2%	2	1%	3	8	1%	4	1%	4
Pension income excluding service cost component	(26)	(8)%	(32)	(10)%	6	(53)	(9)%	(64)	(10)%	11
Other (income) charges, net	—	0%	1	0%	(1)	1	0%	17	3%	(16)
(Loss) earnings from continuing operations before income taxes	(4)	(1)%	3	1%	(7)	(13)	(2)%	(18)	(3)%	5
Provision for income taxes	2	1%	—	0%	2	5	1%	4	1%	1
(Loss) earnings from continuing operations	(6)	(2)%	3	1%	(9)	(18)	(3)%	(22)	(3)%	4
Income from discontinued operations, net of income taxes	207	67%	1	0%	206	201	(34)%	1	0%	200
Net income (loss)	$201	65%	$4	1%	$197	$183	31%	$(21)	(3)%	$204

[42]

Revenue

Current Quarter

For the three months ended June 30, 2019 revenues declined $25 million compared with the same period in 2018, driven by volume and pricing declines within Print Systems ($11 million and $2 million, respectively) and unfavorable foreign currency ($9 million).  See segment discussions for additional details.

Year to date

For the six months ended June 30, 2019 revenues declined $52 million compared with the same period in 2018, driven by volume and pricing declines within Print Systems ($21 million and $8 million, respectively) and unfavorable foreign currency ($20 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

The decline in gross profit for the three months ended June 30, 2019 of approximately $3 million compared with the same period in 2018 reflected unfavorable pricing and product mix in Print Systems ($4 million), lower selling prices in Enterprise Inkjet Systems ($4 million) and volume declines in Enterprise Inkjet Systems and Kodak Software (each $1 million) partially offset by improved costs in Brand, Film and Imaging ($4 million) and lower depreciation and amortization ($4 million).  See segment discussions for additional details.

Year to date

The decline in gross profit for the six months ended June 30, 2019 of approximately $1 million compared with the same period in 2018 reflected unfavorable pricing and product mix in Print Systems ($9 million), lower volume in Enterprise Inkjet Systems, Kodak Software and Brand, Film and Imaging (each $2 million) and unfavorable foreign currency ($2 million) partially offset by cost improvements in Brand, Film and Imaging ($6 million), refunds of aluminum tariffs paid by Kodak in the last half of 2018 in Print Systems ($2 million) and lower depreciation and amortization expense ($8 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $5 million for the quarter ended June 30, 2019 primarily due to lower investment in segment selling and marketing activities ($4 million) as well as lower consulting and project costs ($2 million). Consolidated SG&A decreased $4 million in the six months ended June 30, 2019 primarily due to lower investment in segment selling and marketing activities ($5 million) partially offset by $2 million of compensation included in the former CEO separation agreement.

Research and Development Costs

Consolidated R&D expenses decreased $1 million and $3 million for the quarter and six months ended June 30, 2019 primarily due to the reduced level of investment across the segments.

Interest Expense

Interest expense of $7 million was allocated to discontinued operations in the three months ended June 30, 2018.  Interest expense of $7 million and $13 million was allocated to discontinued operations for the six months ended June 30, 2019 and 2018, respectively.

PRINT SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$207	$227	$(20)	$399	$443	$(44)

Operational EBITDA	$7	$6	$1	$12	$9	$3
Operational EBITDA as a % of revenues	3%	3%		3%	2%

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended June 30, 2019 of approximately $20 million primarily reflected volume and pricing declines ($7 million and $3 million, respectively) in Prepress Solutions consumables, volume declines and unfavorable product mix in Electrophotographic Printing Solutions consumables and service (each $1 million) and volume declines in Electrophotographic Printing Solutions equipment ($1 million) as well as unfavorable foreign currency ($7 million).

[43]

Year to Date

The decrease in Print Systems revenues for the six months ended June 30, 2019 of approximately $44 million primarily reflected volume and pricing declines ($14 million and $5 million, respectively) in Prepress Solutions consumables and service, volume declines and unfavorable product mix in Electrophotographic Printing Solutions consumables and service (each $3 million) and volume declines and unfavorable product mix in Electrophotographic Printing Solutions equipment ($2 million and $1 million, respectively) as well as unfavorable foreign currency ($16 million).

Operational EBITDA

Current Quarter

Print Systems Operational EBITDA for the three months ended June 30, 2019 improved $1 million compared to the prior year reflecting manufacturing cost improvements ($2 million) in Electrophotographic Printing Solutions and lower investment in sales and marketing activities ($2 million) partially offset by pricing declines ($3 million) in Prepress Solutions consumables and service.

Year to Date

Print Systems Operational EBITDA for the six months ended June 30, 2019 improved $3 million compared to the prior year reflecting lower investment in sales and marketing activities ($4 million), refunds of aluminum tariffs which were paid by Kodak in the last half of 2018 ($2 million) in Prepress Solutions consumables, manufacturing cost improvements ($2 million) in Electrophotographic Printing Solutions and favorable foreign currency ($2 million) partially offset by volume and pricing declines ($2 million and $5 million, respectively) in Prepress Solutions consumables and service and unfavorable product mix in Electrophotographic Printing Solutions ($2 million).

During 2018 U.S. tariffs imposed on aluminum purchases were included as part of the cost of printing plates sold.  In January 2019, Kodak received retroactive exemptions on U.S. tariffs for aluminum.  Due to the exemptions, all aluminum tariffs paid by Kodak in prior periods have been recognized as a cost reduction in the current year-to-date period.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$29	$33	$(4)	$61	$64	$(3)

Operational EBITDA	$(3)	$1	$(4)	$(3)	$1	$(4)
Operational EBITDA as a % of revenues	(10)%	3%		(5)%	2%

Revenues

Current Quarter

The decline in Enterprise Inkjet Systems revenues for the three months ended June 30, 2019 of approximately $4 million primarily reflected lower volume of VERSAMARK service and consumables ($3 million) due to declines in the installed base of VERSAMARK systems and lower volume of PROSPER components ($3 million) partially offset by higher volume of PROSPER service and consumables ($2 million).

Year to Date

The decline in Enterprise Inkjet Systems revenues for the six months ended June 30, 2019 of approximately $3 million primarily reflected lower volume of VERSAMARK service and consumables ($5 million) due to declines in the installed base of VERSAMARK systems, lower volume of PROSPER components ($4 million) and the unfavorable impact of currency ($2 million) partially offset by higher volume of PROSPER systems ($3 million) and service and consumables ($4 million).

Operational EBITDA

Enterprise Inkjet Systems Operational EBITDA for the quarter and six months ended June 30, 2019 each declined $4 million primarily due to pricing declines in Prosper Systems ($3 million) and lower volume of Prosper components ($1 million).

KODAK SOFTWARE SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$14	$16	$(2)	$28	$32	$(4)

Operational EBITDA	$—	$1	$(1)	$(1)	$2	$(3)
Operational EBITDA as a % of revenues	0%	6%		(4)%	6%

[44]

Revenues

Kodak Software revenues for the three and six months ended June 30, 2019 declined $2 million and $4 million primarily due to lower volume ($2 million and $4 million, respectively).

Operational EBITDA

Kodak Software Operational EBITDA declined $1 million and $3 million for the quarter and six months ended June 30, 2019 compared to the prior year quarter primarily due to lower sales volumes ($1 million and $2 million, respectively).

BRAND, FILM AND IMAGING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$54	$53	$1	$103	$105	$(2)

Operational EBITDA	$(2)	$(5)	$3	$(9)	$(12)	$3
Operational EBITDA as a % of revenues	(4)%	(9)%		(9)%	(11)%

Revenues

Current Quarter

The increase in Brand, Film and Imaging revenues for the three months ended June 30, 2019 of approximately $1 million was primarily due to higher revenues in Motion Picture ($5 million) driven by higher volume of color negative film partially offset by volume declines in Consumer Inkjet Systems ($2 million), driven by lower sales of ink to the existing installed base of printers and lower volume in Industrial Film and Chemicals ($3 million).

Year to Date

The decrease in Brand, Film and Imaging revenues for the six months ended June 30, 2019 of approximately $2 million was primarily due to lower volume in Industrial Film and Chemicals ($4 million), volume declines in Consumer Inkjet Systems ($3 million) driven by lower sales of ink to the existing installed base of printers, and the unfavorable impact of currency ($2 million) partially offset by favorable volume in Motion Picture ($4 million) and Kodakit ($1 million).

Operational EBITDA

Current Quarter

Brand, Film and Imaging Operational EBITDA for the three months ended June 30, 2019 improved $3 million compared with the prior year quarter primarily reflecting cost improvements in Motion Picture ($2 million) and Industrial Film and Chemicals ($1 million) offset by volume declines in Consumer Inkjet Systems driven by lower sales of ink to the existing installed base of printers ($1 million).

Year to Date

Brand, Film and Imaging Operational EBITDA for the six months ended June 30, 2019 improved $3 million compared with the prior year quarter primarily reflecting cost improvements in Motion Picture ($2 million) and Industrial Film and Chemicals ($1 million) and lower investment in sales and marketing activities ($1 million) offset by volume declines in Consumer Inkjet Systems driven by lower sales of ink to the existing installed base of printers ($2 million).

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$—	$1	$(1)	$2	$2	$—

Operational EBITDA	$(3)	$(4)	$1	$(5)	$(8)	$3
Operational EBITDA as a % of revenues	N/M	N/M		(250)%	N/M

Operational EBITDA

Advanced Materials and 3D Printing Technology Operational EBITDA for the quarter and six months ended June 30, 2019 improved by approximately $1 million and $3 million, respectively, primarily due to a lower level of investment in R&D activities.

[45]

EASTMAN BUSINESS PARK SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$3	$2	$1	$5	$4	$1

Operational EBITDA	$—	$(1)	$1	$(1)	$(3)	$2
Operational EBITDA as a % of revenues	0%	(50)%		(20)%	(75)%

Operational EBITDA

Eastman Business Park Operational EBITDA for the quarter and six months ended June 30, 2019 improved by $1 million and $2 million, respectively, primarily due to lower utility and maintenance costs.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $3 million and $5 million of charges for the quarter and six months ended June 30, 2019, respectively, $1 million of which was reported in Income from discontinued operations for each respective time period in the Consolidated Statement of Operations, with the remainder reported as Restructuring costs and Other.

Kodak made cash payments related to restructuring of approximately $2 million and $4 million during the quarter and six months ended June 30, 2019, respectively.

The restructuring actions implemented in the first six months of 2019 are expected to generate future annual cash savings of approximately $7 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $2 million and $5 million, respectively.  Kodak began realizing a portion of these savings in the first six months and expects the majority of the annual savings to be in effect by the end of the third quarter of 2019 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Kodak is facing liquidity challenges due to operating losses and negative cash flow.  Kodak has eliminated current debt service requirements by paying down the Term Credit Agreement using proceeds from the sale of FPD and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.  However, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from additional asset sales and paring investment in new technology by eliminating or delaying product development programs.  The current cash balance outside of China, recent trend of negative cash flow and lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

Refer to the Going Concern section of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”; Note 7, "Debt and Finance Leases," and Note 8, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion.

	June 30,	December 31,
(in millions)	2019	2018
Cash, cash equivalents, restricted cash and cash in assets held for sale	$258	$267

[46]

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2019	2018	Change
Cash flows from operating activities:
Net cash used in operating activities	$(13)	$(49)	$36
Cash flows from investing activities:
Net cash provided by (used in) investing activities	297	(16)	313
Cash flows from financing activities:
Net cash used in financing activities	(294)	(8)	(286)
Effect of exchange rate changes on cash	1	(3)	4
Net decrease in cash, cash equivalents and restricted cash	$(9)	$(76)	$67

Operating Activities

Net cash used in operating activities improved $36 million for the six months ended June 30, 2019 as compared with the corresponding period in 2018 primarily due to lower cash spend on inventory, higher build of accounts payable, the allocation of $10 million of the proceeds from the divestiture of FPD as consideration for a brand license, and the receipt of a $15 million prepayment for transition services, products, and other services as a part of the divestiture of FPD partially offset by lower cash earnings and less cash provided by the decline in accounts receivable.

Investing Activities

Net cash provided by investing activities improved $313 million for the six months ended June 30, 2019 as compared with the corresponding period in 2018 due to the proceeds from the sale of FPD and reduced capital spend.

Financing Activities

Net cash used in financing activities increased $286 million in the six months ended June 30, 2019 as compared with the corresponding period in 2018 driven by the repayment of the Term Credit Agreement partially offset by the issuance of the Convertible Notes.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The ABL Credit Agreement had $24 million of net availability (“Excess Availability”) as of June 30, 2019. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At June 30, 2019 and December 31, 2018 approximately $90 million and $117 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $126 million and $131 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.  As of June 30, 2019 and December 31, 2018, outstanding inter-company loans to the U.S. were $426 million and $390 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $128 million and $92 million, respectively.  In China, where approximately $59 million and $72 million of cash and cash equivalents was held as of June 30, 2019 and December 31, 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to the ABL Credit Agreement.

On April 16, 2019, the Purchaser paid Kodak $15 million in the U.S. as a prepayment for transition services and products and services to be provided by Kodak to the Purchaser.  Kodak has provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfies its payment obligations to Kodak by utilizing its prepayment balance, Kodak can follow a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of June 30, 2019, the remaining prepayment balance is $13 million and the cash collateral supporting Kodak’s guaranty is $15 million.

On August 3, 2019 Kodak reached an agreement with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) to establish a strategic relationship in the People’s Republic of China.  The relationship will be comprised of an agreement for Kodak to sell its shares of the Kodak (China) Graphic Communication Co. Ltd. entity which includes the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang, a supply agreement for HuaGuang to help Kodak fulfill customer demand and a license agreement under which Kodak licenses its plates technology to HuaGuang with the intent of expanding the plates market in China.  The relationship is expected to be established at a closing in the third quarter of 2019, subject to the satisfaction of customary closing conditions.  At the closing Kodak expects to receive net cash proceeds of $22.5 million, of which $13.5 million is expected to be received in the United States.  As part of the closing, an escrow of $15.5 million will be established by Kodak in China to secure various ongoing obligations under the agreements.

[47]

Under the ABL Credit Agreement, if Excess Availability ($24 million at June 30, 2019) falls below 12.5% of lender commitments ($18.75 million at June 30, 2019), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the ABL Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the ABL Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of June 30, 2019, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of June 30, 2019 Fixed Charges exceeded EBITDA (as defined in the ABL Credit Agreement) by approximately $6 million.

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

As of June 30, 2019 and December 31, 2018, Kodak had funded $11 million and $3 million, respectively, to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $11 million to its defined benefit pension and postretirement benefit plans in the first six months of 2019.  For the balance of 2019, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $11 million.

Capital Expenditures

Cash flow from investing activities included $5 million of capital expenditures for the six months ended June 30, 2019.  Kodak expects approximately $10 million to $20 million of total capital expenditures for 2019.

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

[48]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2019, Kodak’s Brazilian Operations maintained accruals of approximately $4 million for claims aggregating approximately $159 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian Operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

[49]

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

If Kodak cannot fund its liquidity needs, it will have to take actions, such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in its ability to provide products and services, reduce its ability to raise additional capital and delay sustained profitability. There are no assurances any of these actions could, if necessary, be taken on commercially reasonable terms, or at all, or they would satisfy Kodak’s liquidity needs.  In addition, if it were able to incur additional debt, the risks associated with the Company’s substantial leverage, including the risk it will be unable to service its debt, generate cash flow sufficient to fund its liquidity needs, or maintain compliance with the covenants in its debt agreements, could significantly increase.

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

As part of Kodak’s strategy, it may be engaged in discussions with third parties regarding possible divestitures, asset sales, spin-offs, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further its business objectives.  In order to successfully pursue its strategic transaction strategy, it must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses, particularly following the recent completion of the sale of its Flexographic Packaging Division. Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously.  There are no assurances Kodak will be able to consummate any strategic transactions which it undertakes or, if consummated, Kodak will achieve the benefits sought to be achieved from such strategic transactions.  If Kodak fails to identify and successfully complete transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on its revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect its financial results.

Kodak may pursue acquisitions or combinations which could fail or present unanticipated problems for its business in the future, which would adversely affect its ability to realize the anticipated benefits of those transactions or increase the price it would be required to pay.

[50]

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

Due to the nature of the products it sells and Kodak’s worldwide distribution, Kodak is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity costs which, together with tariffs that may be imposed, may adversely impact its results of operations and financial position.

As a result of Kodak’s global operating and financing activities, it is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.  Exchange rates and interest rates in markets in which it does business tend to be volatile and, at times, its sales and profitability can be negatively impacted across all its segments depending upon the value of the U.S. dollar and other major currencies such as the euro, the Japanese yen, the British pound and the Chinese yuan. In addition, Kodak’s products contain aluminum, silver, petroleum-based or other commodity-based raw materials, the prices of which have been, and may continue to be, volatile. In the case of aluminum and other raw materials and components imported by Kodak, tariffs imposed from time to time may give rise to future cost increases.  Tariffs or duties may also be imposed on exported products produced by Kodak, making such products less competitive in jurisdictions imposing such tariffs or duties.  If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on its revenue and earnings.

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

In June 2016, the United Kingdom (the “UK”) held a referendum in which voters opted for the country’s exit from the EU, commonly referred to as Brexit and, accordingly, the UK is scheduled to leave the EU on October 31, 2019 (unless delayed). The UK government has been negotiating with the EU on terms for such exit but no agreement has yet been reached. Leaving without any agreement on terms would lead to disruption to UK/EU trade. However, we have put appropriate plans in place for continuity of supply and purchase of products, although there is likely to be some limited cost impact associated with these plans.

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

[51]

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

As a result of these and other factors, products currently in development by Kodak (for example, UltraStream technology, new generations of Sonora offset plates, and small particle technology) may or may not be successfully commercialized in a timely manner, or at all. If any of its key products cannot be successfully or timely commercialized, its operating results could be adversely affected. Moreover, it cannot guarantee any investment made in developing products will be recouped, even if it is successful in commercializing those products, which could have a material adverse effect on its business, financial position and operating results.

If Kodak’s commercialization and manufacturing processes fail to prevent issues with product reliability, yield and quality, its product launch plans may be delayed, its financial results may be adversely impacted, and its reputation may be harmed.

In developing, commercializing and manufacturing Kodak’s products and services it must adequately address reliability and prevent yield and other quality issues, including defects in its engineering, design and manufacturing processes, as well as defects in third-party components included in its products. Because Kodak’s products are sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines. Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings. Although it has established internal procedures to minimize risks which may arise from product quality issues, there can be no assurance it will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Product reliability, yield and quality issues can impair its relationships with new or existing customers and adversely affect its brand image; product quality issues can result in recalls, warranty, or other service obligations and litigation; and its reputation as a producer of high quality products could suffer, all of which could adversely affect its business as well as its financial results.

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

[52]

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

The markets in which Kodak does business are highly competitive with large, entrenched, and well financed industry participants, many of which are larger than Kodak. In addition, it encounters aggressive price competition for many of its products and services from numerous companies globally. Any of its competitors may:

•	foresee the course of market developments more accurately than it does;
•	sell superior products and provide superior services or offer a broader variety of products and services;
•	have the ability to produce or supply similar products and services at a lower cost;
•	have better access to materials and supplies and the ability to acquire materials and supplies at a lower cost;
•	develop stronger relationships with its suppliers or customers;
•	adapt more quickly to new technologies or evolving customer requirements than it does; or
•	have access to capital markets or other financing sources on more favorable terms than it can obtain.

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

Kodak serves imaging needs for business markets, including graphic communications, packaging, enterprise services, and printed electronics. Its success in these markets depends on its ability to offer differentiated solutions and technologies to capture market share and grow scale. To enable this, it must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products it provides to customers may not or may no longer meet the needs of its customers as the business models of its customers evolve. Its customers may decide to outsource their imaging needs or may purchase imaging services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services its customers will demand. The success of Kodak’s business depends in part on its ability to identify and respond promptly to changes in customer preferences, expectations and needs. If it does not timely assess and respond to changing customer expectations, preferences and needs, its financial condition, results of operations or cash flows could be adversely affected.

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

[53]

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

[54]

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

Attacks on IT systems continue to grow in frequency, complexity and sophistication, and Kodak is regularly targeted by unauthorized parties using malicious tactics, code and viruses. It has programs in place to prevent, detect and respond to data or cyber security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, Kodak may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures.

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

[55]

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

[56]

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

[57]

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

[58]

As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has designed its overall conflict minerals policies and procedures to be consistent with the guidance issued by the Organization for Economic Co-operation and Development (“OECD”) and continues to perform due diligence on its supply chain.  Kodak filed its most recent Conflict Minerals Disclosure report for the reporting period from January 1, 2018 to December 31, 2018 on May 31, 2019.  As of the date of the report, Kodak determined certain of its products contain such specified minerals but was unable to determine whether or not such minerals originate from the DRC or an adjoining country.  Kodak may incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require all of the components of its products be certified as conflict-free, which could place it at a competitive disadvantage if it is unable to do so. Because Kodak’s supply chain is complex, it may also not be able to sufficiently verify the origins of the relevant minerals used in its products through its due diligence procedures, which may harm its reputation.

Risks Related to the Company’s Indebtedness and Access to Capital Markets

There can be no assurance the Company will be able to comply with the terms of its various credit facilities.

A breach of any of the financial or other covenants contained in the ABL Credit Agreement or the Convertible Notes could result in an event of default under these facilities. If any default or event of default occurs and the Company is not able to either cure it or obtain a waiver from the requisite lenders under the ABL Credit Agreement, the administrative agent under the ABL Credit Agreement may, and at the request of the requisite lenders for that facility must, declare all of the Company’s outstanding obligations under the ABL Credit Agreement, together with accrued interest and fees, to be immediately due and payable.  In addition, the agent under the ABL Credit Agreement may, and at the request of the requisite lenders must, terminate the lenders’ commitments under that facility and cease making further loans. If any default or event of default occurs and the Company is not able to either cure it or obtain a waiver from the holders of the Convertible Notes, such holders may declare all of the Company’s outstanding obligations under the Convertible Notes, together with accrued interest and fees, to be immediately due and payable.  If applicable, the administrative agent under the ABL Credit Agreement and the collateral agent for the Convertible Notes could institute foreclosure proceedings against the pledged assets. Any of these outcomes would likely have an adverse effect on the Company’s operations and its ability to satisfy its obligations as they come due.

On March 31, 2019 Kodak obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant in the ABL Credit Agreement that may be deemed to occur in relation to the going concern explanatory paragraph contained in the audit report on Kodak’s financial statements as of and for the year ended December 31, 2018. There can be no assurance that Kodak will be able to obtain such a waiver if a going concern explanatory paragraph is contained in the audit report with respect to Kodak’s annual financial statements for future years.  In the absence of such a waiver, the agent or lenders under the ABL Credit Agreement may take the position that such explanatory paragraph constitutes a default under the reporting covenant in the ABL Credit Agreement.  For more information on the reporting covenants under the Credit Agreements and the potential impact of the explanatory paragraph in the audit report refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

We may require additional capital funding and such capital may not be available to us and/or may be limited.

Because of Kodak’s current non-investment grade credit rating and financial condition, and/or general conditions in the financial and credit markets, its access to the capital markets is limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost.  The Company has issued approximately $80 million and $85 million of letters of credit under the ABL Credit Agreement as of June 30, 2019 and December 31, 2018, respectively.  The maturity date of the ABL Credit Agreement is May 26, 2021.  Upon the earlier of the maturity date or the termination of the revolving credit commitments under the ABL Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the ABL Credit Agreement.

Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the ABL Credit Agreement and Convertible Notes;
•	obtaining a consent from the holders of Series A Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series A Preferred Stock;
•	investor confidence in Kodak and the markets in which it operates;
•	its financial performance and projected financial performance and the financial performance and projected financial performance of its subsidiaries;
•

its levels of debt and redemption obligations, including the maturity of the Convertible Notes on November 1, 2021, unless extended in accordance with their terms, and the mandatory redemption of the Series A Preferred Stock on November 15, 2021;

•	its ability to generate positive cash flow;
•	its ability to consummate asset sales or monetization transactions;
•	its requirements for posting collateral under various commercial agreements;
•	its credit ratings;

[59]

•	its long-term business prospects; and
•	general economic and capital market conditions.

Kodak may not be successful in obtaining additional capital for these or other reasons. An inability to access capital is likely to limit its ability to meet its operating needs and, as a result, may have a material adverse effect on its financial condition, results of operations and cash flows.  In particular, Kodak does not have committed refinancing or the liquidity to meet the debt obligations under the Convertible Notes and ABL Credit Agreement if they were to become due in accordance with their current terms, and there are no assurances Kodak will be able to amend, extend, refinance or repay the loans under the Convertible Notes or, as necessary, its obligations under the ABL Credit Agreement before they become due.  If Kodak is unable to amend, extend or refinance the Convertible Notes or ABL Credit Agreement before they become due, its ability to continue as a going concern would likely be impaired.

The current non-investment grade status and Kodak’s financial condition may adversely impact Kodak’s commercial operations, increase its liquidity requirements and increase the cost of refinancing opportunities. It may not have adequate liquidity to post required amounts of additional collateral.

The Company’s corporate family credit rating is currently below investment grade and there are no assurances its credit ratings will improve, or they will not decline, in the future.  In addition, the Company may not continue to maintain credit ratings from the recognized rating agencies.  Its credit ratings and financial condition may affect the evaluation of its creditworthiness by trading counterparties and lenders, which could put it at a disadvantage to competitors with higher or investment grade ratings.

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

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment and Eligible Cash less specified reserves as described in Note 8, “Debt and Finance Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past four years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.  If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $80 million of outstanding letters of credit and the $18.75 million of Excess Availability required under the ABL Credit Agreement, the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.  Additional cash deposited in the Eligible Cash account would be classified as restricted cash and would not be available to support ongoing working capital and investment needs.

If the administrative agent under the ABL Credit Agreement executed cash dominion, it would increase operational complexities for the Company.  An event of default would occur under these circumstances if neither of these alternatives were achieved.

The Company’s substantial monetary obligations require a portion of its cash flow be used to fund other obligations rather than be invested in the business and could adversely affect its ability to fund its operations.

The Company’s indebtedness under the Convertible Notes and ABL Credit Agreement and its other obligations including the potential mandatory redemption of the Series A Preferred Stock could have important negative consequences to the Company and investors in its securities. These include the following:

•

it may not be able to satisfy all of its obligations, including, but not limited to, its obligations under the Convertible Notes and the ABL Credit Agreement, which may cause a cross-default or cross-acceleration on other debt it may have incurred;

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

[60]

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

Risks Related to the Company’s Common Stock

The conversion of the Convertible Notes or the Company’s Series A Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 314.9785 shares of common stock per $1,000 principal amount of Convertible Notes, and the 2,000,000 outstanding shares of the Company’s Series A Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 5.7471 shares of common stock per share of Series A Preferred Stock.  As a result of the conversion of any issued and outstanding Convertible Notes or Series A Preferred Stock, the Company’s existing shareholders will own a smaller percentage of its outstanding common stock. Based on the capitalization of the Company as of June 30, 2019, the conversion of all Convertible Notes would result in the issuance to holders thereof of approximately 42% of the outstanding common stock after giving effect to such conversion, the conversion of all shares of the Series A Preferred Stock would result in the issuance to holders thereof of approximately 21% of the outstanding common stock after giving effect to such conversion, and the conversion of all Convertible Notes and all shares of the Series A Preferred Stock would result in the issuance to holders thereof of approximately 50% of the outstanding common stock after giving effect to such conversion.  Further, additional shares of common stock may be issuable pursuant to certain other features of the Convertible Notes and Series A Preferred Stock, with such issuances being further dilutive to existing holders of common stock.

If Convertible Notes or shares of Series A Preferred Stock are converted into common stock, holders of such converted common stock will be entitled to the same dividend and distribution rights as holders of the common stock currently authorized and outstanding. As such, another dilutive effect resulting from the conversion of any issued and outstanding Convertible Notes or shares of Series A Preferred Stock will be a dilution to dividends and distributions.

Holders of the Company’s common stock will not realize any dilution in their ownership, dividend or distribution rights solely as a result of the reservation of any shares of common stock for issuance upon conversion of the Convertible Notes or Series A Preferred Stock or for issuance of additional shares of common stock pursuant to certain other features of the Convertible Notes or Series A Preferred Stock, but will experience such dilution to the extent additional shares of common stock are issued in the future as described above.

The holders of the Company’s Series A Preferred Stock and Convertible Notes own a large portion of the voting power of the Company’s outstanding securities and have the right to nominate two members to the Company’s Board. As a result, these holders may influence the composition of the Board and future actions taken by the Board.

The holders of the Company’s Series A Preferred Stock are entitled to vote upon all matters upon which holders of the Company’s common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. These holders currently hold approximately 30% of the voting power of the Company on an as-converted basis. These holders also hold all of the Convertible Notes.  If the holders converted all of the Convertible Notes, the holders would hold approximately 56% of the voting power of the Company on an as-converted basis and such conversion may constitute a change in control of the Company.  As a result, these holders may have the ability to influence future actions by the Company requiring shareholder approval.  The Company and these holders are parties to a Shareholder Agreement that contains certain restrictions on disposition or acquisition of Company securities and other actions by these holders, some of which restrictions will expire on April 17, 2020.

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

Also, whenever dividends on the Series A Preferred Stock are in arrears for six or more dividend periods, the holders of Series A Preferred Stock (voting with holders of all other classes of preferred stock of the Company whose voting rights are then exercisable) are entitled to vote for the election of two additional directors at the Company’s next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside (during which time the number of directors the current holders of Series A Preferred Stock are entitled to nominate under the Purchase Agreement will be reduced by two). As a result, the presence of directors on the Board nominated by the current holders of Series A Preferred Stock or elected by the holders of Series A Preferred Stock would enable such current holders or the holders of Series A Preferred Stock to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board. As of July 1, 2019, the Company is in arrears for three dividend payments.

[61]

The Company has registered the resale of a large portion of its outstanding securities.  The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of its common stock.

In compliance with two Registration Rights Agreements to which the Company is a party, it has registered the resale of an aggregate of 20,723,050 shares of outstanding common stock, 2,000,000 shares of outstanding Series A Preferred Stock, and 11,494,200 shares of common stock, subject to anti-dilution adjustments, issuable upon the conversion of outstanding Series A Preferred Stock.  The Company is also a party to a Registration Rights Agreement pursuant to which it is obligated under defined circumstances to register for resale the shares of common stock issuable upon conversion of the Convertible Notes.  The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline. Under the terms of the Registration Rights Agreements to which the Company is subject, the counterparties to such Registration Rights Agreements can, in certain circumstances, require the Company to participate in an underwritten public offering of the registered securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While the Company cannot predict the size of future resales or distributions of its common stock, if there is a perception that such resales or distributions could occur, or if the holders of the Company’s securities registered for resale sell a large number of the registered securities, the market price for the Company’s common stock could be adversely affected.

The resale of a significant portion of the Company’s securities registered for resale or certain accumulations or transfers of the Company’s securities could result in a change of control of the Company and the loss of favorable tax attributes.

The Company has registered the resale of securities representing approximately 59% of its outstanding shares of common stock assuming the issuance of all common stock issuable upon the conversion of the Series A Preferred Stock, and, if it is required to register the common stock issuable upon the conversion of the Convertible Notes, the Company will have registered the resale of securities representing approximately 74% of its outstanding shares of common stock assuming the issuance of all common stock issuable upon the conversion of the Series A Preferred Stock and Convertible Notes.  Although the holders of the subject securities consist of several unaffiliated groups, these holders collectively have a controlling influence over all matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of subject securities collectively would be able to cause a change of control of the Company by selling a sufficient portion of the Company’s securities held by them. If such a transaction, in combination with other transactions including the issuance of the Series A Preferred Stock and Convertible Notes or future issuances of securities by the Company, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially.  For more information on the Company’s tax attributes refer to Note 14, “Income Taxes”.  The interests of the holders of the securities registered for resale may not always coincide with the interests of the other holders of our common stock.

As a result of the issuance of the Convertible Notes, transactions in the Company’s securities during the applicable 3-year rolling test period are approaching the level that would constitute an ownership change for Section 382 purposes.  Certain accumulations or transfers of the Company’s securities, particularly prior to November 15, 2019, could cause an ownership change to occur.  To seek to prevent and deter such accumulations or transfers, the Company is in the process of implementing an amendment to its certificate of incorporation to restrict certain transfers of common stock and a tax asset protection plan.  The terms of the Series A Preferred Stock are also expected to be amended to give the Company the right to consent to transfers of Series A Preferred Stock that could result in an ownership change.  Although these protections are intended to reduce the likelihood of an ownership change, they are subject to inherent limitations and may not prevent or deter all accumulations or transfers of Company securities that could result in an ownership change.  Furthermore, the protections will not become effective until at least 20 days after a definitive information statement is distributed and provide no protection with respect to accumulations or transfers that occur prior to such date.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2019

Not Applicable

[62]

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2019

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	2,971	$3.12	n/a	n/a
June 1 through 30	2,082	$2.21	n/a	n/a
Total	5,053	$2.74

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

Items 3 and 4.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

[63]

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

(3.3)	Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit (3.1) of the Company’s Current Report on Form 8-K as filed on May 25, 2017).

(4.1)	Form of Secured Convertible Note (Incorporated by reference to Exhibit (4.1) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(4.2)

Guarantee and Collateral Agreement, dated as of May 24, 2019, from grantors as referred to therein as Grantors to Wilmington Trust, National Association, as collateral agent, and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust (Incorporated by reference to Exhibit (4.2) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(4.3)

Registration Rights Agreement, dated as of May 24, 2019, by and among Eastman Kodak Company, Longleaf Partners SmallCap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust (Incorporated by reference to Exhibit (4.3) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(10.1)

Notes Purchase Agreement, dated as of May 20, 2019, by and among Eastman Kodak Company, Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust (Incorporated by reference to Exhibit (10.1) of the Company’s Current Report on Form 8-K as filed May 21, 2019).

(10.2)

Amendment No. 1 to Shareholder Agreement, dated as of May 20, 2019 by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust  (Incorporated by reference to Exhibit (10.2) of the Company’s Current Report on Form 8-K as filed May 21, 2019).

(10.3)

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 24, 2019 by and among Company, the subsidiary Guarantors, the lenders party thereto and Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit (10.1) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(10.4)	Form of Voting and Support Agreement (Incorporated by reference to Exhibit (10.2) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*   Management compensatory plan or arrangement

[64]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date August 8, 2019	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[65]