Form 10-Q
period 2019-09-30
EASTMAN KODAK CO
filed 2019-11-07
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, the registrant had 43,223,181 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2019

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Sales	$249	$259	$713	$768
Services	66	70	200	211
Total revenues	315	329	913	979
Cost of revenues
Sales	216	232	639	700
Services	46	47	139	146
Total cost of revenues	262	279	778	846
Gross profit	53	50	135	133
Selling, general and administrative expenses	48	53	161	170
Research and development costs	11	12	33	37
Restructuring costs and other	3	9	7	13
Other operating expense (income), net	10	(10)	10	(12)
Loss from continuing operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	(19)	(14)	(76)	(75)
Interest expense	4	2	12	6
Pension income excluding service cost component	(26)	(35)	(79)	(99)
Other charges (income), net	6	(4)	7	13
(Loss) earnings from continuing operations before income taxes	(3)	23	(16)	5
Provision for income taxes	7	3	12	7
(Loss) earnings from continuing operations	(10)	20	(28)	(2)
Income (loss) from discontinued operations, net of income taxes	5	(1)	206	—
Net (loss) income	$(5)	$19	$178	$(2)

Basic and diluted (loss) income per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.35)	$0.35	$(1.00)	$(0.40)
Discontinued operations	0.12	(0.02)	4.79	—
Total	$(0.23)	$0.33	$3.79	$(0.40)

Number of common shares used in basic and diluted net loss per share
Basic	43.0	42.7	43.0	42.7
Diluted	43.0	43.0	43.0	42.7

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(5)	$19	$178	$(2)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(2)	(12)	2	(19)
Pension and other postretirement benefit plan obligation activity, net of tax	(1)	3	(2)	3
Other comprehensive income (loss), net of tax	(3)	(9)	—	(16)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$(8)	$10	$178	$(18)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$225	$233
Trade receivables, net of allowances of $8 and $9, respectively	195	232
Inventories, net	242	231
Other current assets	57	47
Current assets held for sale	2	167
Total current assets	721	910
Property, plant and equipment, net of accumulated depreciation of $419 and $395, respectively	186	216
Goodwill	12	12
Intangible assets, net	53	58
Operating lease right-of-use assets	49	—
Restricted cash	36	11
Deferred income taxes	147	160
Other long-term assets	205	143
TOTAL ASSETS	$1,409	$1,510

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$140	$130
Short-term borrowings and current portion of long-term debt	2	396
Current portion of operating leases	26	—
Other current liabilities	203	209
Current liabilities held for sale	—	43
Total current liabilities	371	778
Long-term debt, net of current portion	106	5
Pension and other postretirement liabilities	352	379
Operating leases, net of current portion	34	—
Other long-term liabilities	195	178
Total liabilities	1,058	1,340

Commitments and Contingencies (Note 10)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	180	173

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	608	617
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(17)	(200)
Accumulated other comprehensive loss	(411)	(411)
Total shareholders’ equity (deficit)	171	(3)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,409	$1,510

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$178	$(2)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	43	58
Pension income	(72)	(81)
Change in fair value of embedded derivatives in the Series A Preferred Stock and Convertible Notes	3	2
Net gain on sales of assets/businesses	(202)	(7)
Stock based compensation	6	5
Non-cash changes in workers' compensation and legal reserves	2	(10)
Provision for deferred income taxes	6	6
Decrease in trade receivables	30	28
Increase in inventories	(18)	(42)
Increase (decrease) in trade payables	13	(25)
Decrease in liabilities excluding borrowings and trade payables	(5)	(20)
Other items, net	12	9
Total adjustments	(182)	(77)
Net cash used in operating activities	(4)	(79)
Cash flows from investing activities:
Additions to properties	(11)	(24)
Net proceeds from sales of businesses/assets	326	8
Net cash provided by (used in) investing activities	315	(16)
Cash flows from financing activities:
Repayment of Term Credit Agreement	(395)	—
Proceeds from Convertible Notes	98	—
Proceeds from borrowings	14	—
Repayment of finance leases	(2)	(2)
Preferred stock dividend payments	—	(8)
Payment of contingent consideration related to the sale of a business	(10)	—
Net cash used in financing activities	(295)	(10)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(113)
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	267	369
Cash, cash equivalents, restricted cash and cash in assets held for sale, end of period	$279	$256

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Nine-Month Period Ending September 30, 2019
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173
Net loss	—	—	(18)	—	—	(18)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	3	—	—	—	3	—
Prior period adjustment due to adoption of ASU 2016-02	—	—	5	—	—	5	—
Equity (deficit) as of March 31, 2019	$—	$615	$(213)	$(409)	$(9)	$(16)	$175
Net earnings	—	—	201	—	—	201	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of June 30, 2019	$—	$612	$(12)	$(408)	$(9)	$183	$177
Net (loss) earnings	—	—	(5)	—	—	(5)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(2)	—	(2)	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Series A preferred stock deemed dividends	—	(3)	—	—	—	(3)	3
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of September 30, 2018	$—	$608	$(17)	$(411)	$(9)	$171	$180

The accompanying notes are an integral part of these consolidated financial statements.

[7]

	Nine-Month Period Ending September 30, 2018
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2017	$—	$631	$(174)	$(391)	$(9)	$57	$164
Net loss	—	—	(25)	—	—	(25)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	13	—	13	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	2	—	—	—	2	—
Prior period adjustment due to adoption of ASU 2014-09	—	—	(10)	—	—	(10)	—
Equity (deficit) as of March 31, 2018	$—	$628	$(209)	$(378)	$(9)	$32	$166
Net earnings	—	—	4	—	—	4	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(20)	—	(20)	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2018	$—	$624	$(205)	$(398)	$(9)	$12	$168
Net earnings	—	—	19	—	—	19	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	3	—	3	—
Series A preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Series A preferred stock deemed dividends	—	(3)	—	—	—	(3)	3
Stock-based compensation	—	2	—	—	—	2	—
Purchases of treasury stock	—	—	—	—	—	—	—
Equity (deficit) as of September 30, 2018	$—	$621	$(186)	$(407)	$(9)	$19	$171

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

As of September 30, 2019 and December 31, 2018, Kodak had approximately $225 million and $233 million, respectively, of cash and cash equivalents.  $84 million and $117 million was held in the U.S. as of September 30, 2019 and December 31, 2018, respectively, and $141 million and $116 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of September 30, 2019 and December 31, 2018 were $403 million and $390 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $105 million and $92 million as of September 30, 2019 and December 31, 2018, respectively. In China, where approximately $71 million and $59 million of cash and cash equivalents was held as of September 30, 2019 and December 31, 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Kodak had a net increase in cash, cash equivalents, restricted cash and cash in assets held for sale of $12 million for the nine months ended September 30, 2019 and a net decrease of $102 million the year ended December 31, 2018.  Kodak used cash of $4 million and $79 million in operating activities for the nine months ended September 30, 2019 and 2018, respectively.  The current year’s cash used in operating activities includes the receipt of brand and functional intellectual property licensing proceeds allocated from the overall consideration received as part of the divestiture of the Packaging segment ($10 million) and the establishment of a strategic relationship with Lucky HuaGuang Graphics Co. Ltd ($13 million).  Cash used in operating activities also includes the receipt of a $15 million prepayment for transition services and products and services to be provided by Kodak associated with the Packaging segment divestiture, $8 million of which has not yet been utilized.

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

Kodak is facing liquidity challenges due to operating losses and negative cash flow from operations.  Kodak has eliminated current debt service requirements by paying down the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) using proceeds from the sale of Kodak’s Flexographic Packaging business (“FPD”) and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.  However, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  The current cash balance outside of China, recent trend of negative operating cash flow and lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 2019 and due to assets held for sale reporting requirements.

[9]

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

The impact of adoption on the Consolidated Statement of Financial Position is presented below:

($ million)	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Operating lease right-of-use assets	$—	$52	$52
Operating lease liabilities	—	61	61
Deferred rent payable (1)	9	(9)	—
Deferred gain on previous sale leaseback transaction (1)	6	(6)	—
Net fixed assets from previous sale leaseback transaction	1	(1)	—
Accumulated deficit	200	(5)	195

(1)	Deferred amounts were previously reported in Other current liabilities ($1 million) and Other long-term liabilities ($14 million) in the Consolidated Statements of Financial Position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.  This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account).  The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of Topic 606. Kodak will adopt this ASU on January 1, 2020, and it is not anticipated to have any impact on Kodak’s consolidated financial statements.

[10]

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which addresses how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”). Under ASU 2018-15, entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as implementation costs associated with a software license; implementation costs incurred in the application development stage, such as costs for the cloud computing arrangement’s integration with on-premise software, coding, and configuration or customization, should be capitalized and amortized over the term of the cloud computing arrangement, including periods covered by certain renewal options. The ASU is effective in fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) including interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Kodak will adopt this ASU prospectively on January 1, 2020, and it is not anticipated to have a material impact on Kodak’s consolidate financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 (as amended by ASU 2018-19 and ASU’s 2019-04 and 05) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. In October, the FASB directed its staff to draft an ASU to defer the effective date of the standard for smaller reporting companies until fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, (January 1, 2023 for Kodak) (effective date for all SEC filers, including smaller reporting companies, was originally December 15, 2019).  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$225	$233
Restricted cash included in Other current assets	18	8
Long-term restricted cash	36	11
Cash included in assets held for sale	—	15
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$279	$267

[11]

Restricted cash included in Other current assets on the Statement of Financial Position primarily includes collateral for a guaranty provided to MIR Bidco, SA (the “Purchaser”) and collateral in support of hedging activities.  On April 16, 2019 the Purchaser of FPD paid Kodak $15 million in the U.S. as a prepayment for transition services and products and services to be provided by Kodak to the Purchaser.  Kodak provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfies its payment obligations to Kodak by utilizing its prepayment balance, Kodak can follow a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of September 30, 2019, the remaining prepayment balance is $8 million and the cash collateral supporting Kodak’s guaranty is $10 million.

Long-term restricted cash includes $14 million and $3 million as of September 30, 2019 and December 31, 2018, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined in Note 7, “Debt and Leases”.  In addition, Kodak established an escrow of $14 million in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Refer to Note 23 “Assets Held For Sale”. Long-term restricted cash also includes $4 million and $5 million of security posted related to Brazilian legal contingencies as of September 30, 2019 and December 31, 2018, respectively.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2019	2018
Finished goods	$124	$119
Work in process	58	54
Raw materials	60	58
Total	$242	$231

NOTE 4: OTHER LONG-TERM ASSETS

	September 30,	December 31,
(in millions)	2019	2018
Pension assets	$147	$82
Estimated workers' compensation recoveries	17	17
Long-term receivables, net of reserve of $4 and $4, respectively	11	13
Other	30	31
Total	$205	$143

NOTE 5: OTHER CURRENT LIABILITIES

	September 30,	December 31,
(in millions)	2019	2018
Employee related liabilities	$44	$41
Deferred revenue	32	34
Customer rebates	21	26
Deferred consideration on disposed businesses	14	24
Transition services agreement prepayment	8	—
Series A Preferred Stock dividends payable	14	6
Workers compensation	9	9
Restructuring liabilities	7	8
Other	54	61
Total	$203	$209

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

[12]

NOTE 6: OTHER LONG-TERM LIABILITIES

	September 30,	December 31,
(in millions)	2019	2018
Workers compensation	$84	$83
Asset retirement obligations	46	48
Deferred brand licensing revenue	18	6
Convertible debt embedded derivative liability	18	—
Deferred taxes	12	14
Environmental liabilities	10	10
Other (1)	7	17
Total	$195	$178

(1)	Other decreased $14 million due to the adoption of ASU 2016-02. Also see the Recently Adopted Accounting

Pronouncements subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”.

[13]

NOTE 7:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at September 30, 2019 and December 31, 2018:

(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	September 30, 2019	December 31, 2018
Current portion:
	Term note	2019		$—	$394
	RED-Rochester, LLC	2033	11.46%	1	—
	Finance leases	Various	Various	1	2
				2	396
Non-current portion:
	Convertible debt	2021	11.72%	88	—
	RED-Rochester, LLC	2033	11.46%	13	—
	Finance leases	Various	Various	3	3
	Other debt	Various	Various	2	2
				106	5
				$108	$401

Annual maturities of debt and finance leases outstanding as of September 30, 2019 were as follows (in millions):

	Carrying Value	Maturity Value
Q4 2019	$2	$2
2020	1	1
2021	88	113
2022	2	2
2023	1	1
2024 and thereafter	14	14
Total	$108	$133

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

[14]

The maturity date of the Convertible Notes is initially November 1, 2021.  The Company has the option to extend the maturity of the Convertible Notes by up to three years in the event that the Series A Preferred Stock is refinanced with debt or equity or the mandatory redemption date of the Series A Preferred Stock is extended.  If the Convertible Notes maturity date is extended, the new maturity date must be no later than 30 days before the maturity date of any new debt or the extended mandatory redemption date of the Series A Preferred Stock.

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

Embedded Derivatives

The Convertible Notes are considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features and term extension at the Company’s option were not considered clearly and closely related to the Convertible Notes.  Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability.  Kodak allocated $14 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features and term extension on the date of issuance which reduced the net carrying value of the Convertible Notes (refer to Note 24, “Financial Instruments”).

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

Notes Purchasers’ Beneficial Ownership of Common Stock

Prior to the issuance of the Convertible Notes, the Notes Purchasers beneficially owned 4,960,000 shares of the Company’s Common Stock, representing 11.51% of the shares of Common Stock outstanding as of September 30, 2019, and 2,000,000 shares of Series A Preferred Stock, which vote with the Common Stock on an as-converted basis representing 26.68% of the shares of Common Stock outstanding as of September 30, 2019.  The Common Stock and Series A Preferred Stock held by the Notes Purchasers represented 30.15% of the voting power of the outstanding capital stock of the Company as of September 30, 2019 giving effect to the conversion of the Series A Preferred Stock.  On an as-converted basis, the Convertible Notes would represent 31,497,850 shares of Common Stock, or 42.24% of the shares of Common Stock outstanding as of September 30, 2019 after giving effect to the issuance and conversion.  Assuming the issuance of the Convertible Notes and based on the number of shares of Common Stock outstanding as of September 30, 2019, the Notes Purchasers would beneficially own 48.89% of the shares of Common Stock outstanding and their shares of Series A Preferred Stock will vote with the shares of Common Stock on an as-converted basis, representing an aggregate of 55.71% of the voting power of the outstanding capital stock of the Company.

[15]

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

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.  The Company has issued approximately $80 million and $85 million of letters of credit under the ABL Credit Agreement as of September 30, 2019 and December 31, 2018, respectively.

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

The Company had approximately $20 million and $19 million of Excess Availability under the ABL Credit Agreement as of September 30, 2019 and December 31, 2018, respectively.  Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory, (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $8 million, as of September 30, 2019 (which $8 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.  Availability is subject to the borrowing base calculation, reserves and other limitations.

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of September 30, 2019 and December 31, 2018, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at September 30, 2019 and December 31, 2018, Kodak is not required to have a minimum Fixed Charges Coverage Ratio of 1.0 to 1.0.

As of September 30, 2019, and December 31, 2018, Kodak had funded $14 million and $3 million respectively, to the Eligible Cash account, held with the ABL Credit Agreement Administrative Agent, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries had sales of approximately $2 million and $9 million for the quarter and nine months ended September 30, 2019, respectively, which represents 1% of Kodak’s consolidated sales in both periods.  These subsidiaries had sales of approximately $3 million and $8 million for the quarter and nine months ended September 30, 2018, respectively, which represents 1% of Kodak’s consolidated sales for both periods.  These subsidiaries had assets of $20 million and $21 million as of September 30, 2019 and December 31, 2018, respectively, which represents 1% of Kodak’s consolidated assets as of both periods.

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

[16]

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

RED-Rochester, LLC

In January 2019 Kodak entered into a series of agreements with RED-Rochester, LLC (“RED”), which provides utilities to the Eastman Business Park.  Kodak received a payment of $14 million from RED. Kodak is required to pay a minimum annual payment to RED of approximately $2 million regardless of utility usage. Kodak is accounting for the $14 million payment from RED as debt. The minimum payments required under the agreement from Kodak to RED will be reported as a reduction of the debt and interest expense using the effective interest method.  The debt payments to RED continue until August 2033.

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

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared a quarterly cash dividend in the third quarter of 2019 which was paid in October 2019.

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

As of September 30, 2019, the Series A Preferred Stock has not been converted and none of the anti-dilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

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

[17]

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

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	September 30,
(in millions)	Consolidated Statement of Financial Position	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$49
Finance lease assets	Property, plant and equipment, net	5
Total lease assets		$54

Liabilities
Current
Operating	Current portion of operating leases	$26
Finance	Short-term borrowings and current portion of long-term debt	1
Noncurrent
Operating	Operating leases, net of current portion	34
Finance	Long-term debt, net of current portion	3
Total lease liabilities		$64

Weighted-average remaining lease term
Operating		6 years
Finance (1)		319 years
Weighted-average discount rate
Operating (2)		16.50%
Finance		6.75%

(1)	One finance lease has a remaining term of 968 years. The weighted-average lease term excluding the lease with a remaining term of 968 years is 4 years.

(2)	Upon adoption of ASC 842, Kodak’s incremental borrowing rate used for existing operating leases was established at January 1, 2019.

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.  Lease costs are presented gross of sublease income.  See “Kodak as Lessor” section below for income from subleases.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2019	2019
Finance lease cost
Amortization of leased assets	$1	$3
Interest on lease liabilities	—	—
Operating lease cost	6	19
Variable lease cost	2	5
Total lease cost	$9	$27

[18]

Other Information

The table below presents supplemental cash flow information related to leases.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6	$19
Operating cash flow for finance leases	—	—
Financing cash flow for finance leases	1	2
	$7	$21

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
Q4 2019	$6	$—
2020	27	1
2021	11	1
2022	8	1
2023	7	—
Thereafter	34	110
Total minimum lease payments	93	113
Less: amount of lease payments representing interest	33	(110)
Present value of future minimum lease payments	60	3
Less: current obligations under leases	(26)	—
Long-term lease obligations	$34	$3

Future minimum contractual lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(in millions)	At December 31, 2018
2019	$20
2020	21
2021	13
2022	3
2023	3
Thereafter	7
$67

Kodak as Lessor

Kodak places its own equipment at customer sites under sales-type and operating lease arrangements.  Arrangements classified as sales-type leases with revenue recognition at inception generally transfer title to the equipment by the end of the lease term or have a lease term that is for a major part of the remaining economic life of the equipment; and collectability is considered probable.  If the arrangement meets the criteria for a sales-type lease but collectability is not considered probable, Kodak will not derecognize the asset and will record all payments received as a liability until the earlier of collectability becoming probable or the lease is terminated.  Contracts with customers may include multiple performance obligations including equipment, optional software licenses and service agreements.  For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price.  Kodak has no direct financing leases.

The Eastman Business Park segment’s core operations are to lease real estate. Kodak also leases underutilized portions of other real estate properties to third parties under both operating lease and sublease agreements. Payments received under operating lease agreements as part of the Eastman Business Park segment are reported in Revenues in the Consolidated Statement of Operations. Payments received under lease agreements for underutilized space are reported as cost reductions in Cost of revenues, SG&A expenses, R&D costs and Other charges, net.  The lease arrangements are for various periods and are generally renewable.

[19]

Renewal options and/or termination options are factored into the determination of lease payments if considered probable.  Kodak does not separate lease and non-lease components of contracts for real estate leases.  The lease and non-lease components of real estate leases are accounted for as lease costs per ASU 2016-02, Leases (Topic 842).

Kodak’s net investment in sales-type leases as of September 30, 2019 and December 31, 2018 were $4 million and $3 million, respectively.  The current portion of the net investment in sales-type leases is included in Trade receivables in the Consolidated Statement of Financial Position.  The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded on the balance sheet:

(in millions)
Q4 2019	$1
2020	2
2021	1
2022 and thereafter	1
Total minimum lease payments	5
Less: unearned interest	(1)
Less: allowance for doubtful accounts	—
Net investment in sales-type leases	$4

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
Q4 2019	$4
2020	9
2021	7
2022	6
2023	4
Thereafter	17
Total minimum lease payments	$47

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	September 30,	December 31,
(in millions)	2019	2018
Equipment subject to operating leases	$33	$34
Accumulated depreciation	(22)	(19)
Equipment subject to operating leases, net	$11	$15

Equipment subject to operating leases, net is included in Property, plant and equipment, net in the Consolidated Statement of Financial Position.

Income recognized on operating lease arrangements for the quarter and nine months ended September 30, 2019 is presented below (income recognized for sales-type lease arrangements is $0 million):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2019	2019
Lease income - operating leases:
Lease income	$3	$7
Sublease income	1	5
Variable lease income	1	3
Total lease income	$5	$15

[20]

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, the Company had outstanding letters of credit of $80 million issued under the ABL Credit Agreement, as well as bank guarantees and letters of credit of $13 million, surety bonds in the amount of $40 million, and restricted cash and deposits of $54 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies and rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2019, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $8 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of September 30, 2019, Kodak’s Brazilian operations have posted security composed of $4 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $55 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2018 to September 30, 2019, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2018	$22
New extended warranty and maintenance arrangements in 2019	73
Recognition of extended warranty and maintenance arrangement revenue in 2019	(75)
Deferred revenue on extended warranties as of September 30, 2019	$20

[21]

NOTE 12:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

	Three Months Ended
	September 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$149	$8	$—	$3	$—	$—	$160
Ongoing service arrangements (1)	33	18	11	1	—	—	63
Total Annuities	182	26	11	4	—	—	223
Equipment & Software	18	3	3	—	—	—	24
Film and chemicals	—	—	—	45	—	—	45
Other (2)	13	—	—	7	1	2	23
Total	$213	$29	$14	$56	$1	$2	$315

	Nine Months Ended
	September 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$457	$25	$—	$9	$—	$—	$491
Ongoing service arrangements (1)	97	55	33	3	—	—	188
Total Annuities	554	80	33	12	—	—	679
Equipment & Software	45	10	9	—	—	—	64
Film and chemicals	—	—	—	125	—	—	125
Other (2)	13	—	—	22	3	7	45
Total	$612	$90	$42	$159	$3	$7	$913
[22]

	Three Months Ended
	September 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$166	$8	$—	$4	$—	$—	$178
Ongoing service arrangements (1)	33	20	12	1	—	—	66
Total Annuities	199	28	12	5	—	—	244
Equipment & Software	18	11	3	—	—	—	32
Film and chemicals	—	—	—	41	—	—	41
Other (2)	—	—	—	8	1	3	12
Total	$217	$39	$15	$54	$1	$3	$329

	Nine Months Ended
	September 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$509	$24	$—	$13	$—	$—	$546
Ongoing service arrangements (1)	100	59	36	2	—	—	197
Total Annuities	609	83	36	15	—	—	743
Equipment & Software	51	20	11	—	—	—	82
Film and chemicals	—	—	—	122	—	—	122
Other (2)	—	—	—	22	3	7	32
Total	$660	$103	$47	$159	$3	$7	$979

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

[23]

Product Portfolio Summary:

	Three Months Ended
	September 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$44	$18	$14	$7	$1	$—	$84
Strategic other businesses (2)	162	—	—	46	—	2	210
Planned declining businesses (3)	7	11	—	3	—	—	21
	$213	$29	$14	$56	$1	$2	$315

	Nine Months Ended
	September 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$128	$57	$42	$22	$3	$—	$252
Strategic other businesses (2)	461	—	—	128	—	7	596
Planned declining businesses (3)	23	33	—	9	—	—	65
	$612	$90	$42	$159	$3	$7	$913

	Three Months Ended
	September 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$39	$27	$15	$8	$1	$—	$90
Strategic other businesses (2)	170	—	—	42	—	3	215
Planned declining businesses (3)	8	12	—	4	—	—	24
	$217	$39	$15	$54	$1	$3	$329

	Nine Months Ended
	September 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$113	$63	$47	$22	$3	$—	$248
Strategic other businesses (2)	520	—	—	124	—	7	651
Planned declining businesses (3)	27	40	—	13	—	—	80
	$660	$103	$47	$159	$3	$7	$979

[24]

(1)	Growth engines consist of Sonora, PROSPER, Kodak Software, brand licensing and AM3D, excluding intellectual property (IP) licensing.

(2)

Strategic Other Businesses include plates, Computer to Plate (“CTP”) equipment and related service, and Nexpress and related toner business in the Print Systems segment, Motion Picture and Industrial Film and Chemicals in the Brand, Film and Imaging segment, Eastman Business Park and IP licensing.

(3)

Planned Declining Businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base. These product families consist of Consumer Inkjet in the Brand, Film and Imaging segment, Versamark in the Enterprise Inkjet Systems segment and Digimaster in the Print Systems segment.

Geography:

	Three Months Ended
	September 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$65	$12	$6	$36	$1	$2	$122
Canada	4	—	1	1	—	—	6
North America	69	12	7	37	1	2	128
Europe, Middle East and Africa	79	9	4	6	—	—	98
Asia Pacific	53	7	3	13	—	—	76
Latin America	12	1	—	—	—	—	13
Total Sales	$213	$29	$14	$56	$1	$2	$315

	Nine Months Ended
	September 30, 2019
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$175	$38	$19	$101	$3	$7	$343
Canada	11	1	2	2	—	—	16
North America	186	39	21	103	3	7	359
Europe, Middle East and Africa	238	30	14	16	—	—	298
Asia Pacific	153	19	6	39	—	—	217
Latin America	35	2	1	1	—	—	39
Total Sales	$612	$90	$42	$159	$3	$7	$913

[25]

	Three Months Ended
	September 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$57	$13	$6	$33	$1	$3	$113
Canada	3	1	1	—	—	—	5
North America	60	14	7	33	1	3	118
Europe, Middle East and Africa	87	18	6	5	—	—	116
Asia Pacific	56	7	1	15	—	—	79
Latin America	14	—	1	1	—	—	16
Total Sales	$217	$39	$15	$54	$1	$3	$329

	Nine Months Ended
	September 30, 2018
(in millions)	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$174	$35	$20	$98	$3	$7	$337
Canada	9	1	3	2	—	—	15
North America	183	36	23	100	3	7	352
Europe, Middle East and Africa	273	43	17	15	—	—	348
Asia Pacific	162	22	5	42	—	—	231
Latin America	42	2	2	2	—	—	48
Total Sales	$660	$103	$47	$159	$3	$7	$979

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at September 30, 2019 and December 31, 2018 were $2 million and $3 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at September 30, 2019 and December 31, 2018 were $61 million and $48 million, respectively, of which $42 million are reported in Other current liabilities in both periods and $19 million and $6 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the quarter and nine months ended September 30, 2019 and 2018 that was included in the contract liability balance at the beginning of the year was $4 million and $34 million in 2019, respectively, and $1 million and $29 million in 2018, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of September 30, 2019 included $26 million and $43 million of cash payments received during the quarter and nine months ended September 30, 2019, respectively.  Contract liabilities as of September 30, 2018 included $23 million and $31 million of cash payments received during the quarter and nine months ended September 30, 2018, respectively.

[26]

Unsatisfied Performance Obligations

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2019, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the rest of 2019, 30% in 2020, 20% in 2021, 10% in both 2022 and 2023 and 20% thereafter.

NOTE 13: OTHER OPERATING EXPENSE (INCOME), NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Expense (income):
Transition services agreement income	$(2)	$—	$(4)	$—
Loss (gain) on sale of assets (1)	12	(5)	13	(7)
Legal reserve changes	—	(4)	—	(4)
Other	—	(1)	1	(1)
Total	$10	$(10)	$10	$(12)

(1)	In the third quarter of 2019, Kodak sold its shares of the Kodak (China) Graphic Communication Co., Ltd and recognized a loss of $12 million. Refer to Note 23: “Assets Held for Sale”.

NOTE 14: OTHER CHARGES (INCOME), NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Change in fair value of embedded conversion features derivative liability (1)	$4	$(5)	$3	$2
Loss on foreign exchange transactions	3	2	4	11
Other	(1)	(1)	—	—
Total	$6	$(4)	$7	$13

(1)	Refer to Note 23, “Financial Instruments”.

NOTE 15: INCOME TAXES

Tax Asset Protection Plan and Amendment to the Certificate of Incorporation

On September 12, 2019, the Company adopted a Tax Asset Protection Plan (the “Plan”) and filed a certificate of amendment to its Second Amended and Restated Certificate of Incorporation (the “Protective Amendment”).  The purpose of the Plan and the Protective Amendment is to help protect the Company’s ability to utilize net operating loss and foreign tax credit carryforwards (the “Tax Benefits”) to minimize U.S. federal taxes during future periods. The Company’s use of the Tax Benefits in the future may be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes as defined under Section 382 of the U.S. Internal Revenue Code. In general, an ownership change will occur when the percentage of the Company’s ownership (by value) of one or more “5-percent shareholders” has increased in the aggregate by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). In the Company’s case, because the Company’s outstanding convertible preferred stock and convertible notes are aggregated together with the Company’s common stock in determining if there is a 5-percent shareholder for tax purposes, the Plan and the Protective Amendment discourage or restrict, as applicable, the ownership of 10% or more of the Company’s common stock, rather than the 5% usually contained in such plans.

The Plan is designed to reduce the likelihood that the Company will experience an ownership change by (i) discouraging any person or group from acquiring 10% or more of the Company’s common stock and (ii) discouraging any existing 10% holder of the common stock from acquiring more than 1,000,000 additional shares of Company common stock.  The Protective Amendment will generally restrict the transfer of the Company’s common stock if the effect will be to increase the beneficial ownership of any person to 10% or more of the outstanding common stock or cause the beneficial ownership of a 10% holder of common stock to increase by more than 1,000,000 shares on common stock.  There is no guarantee, however, that the Plan and the Protective Amendment will prevent the Company from experiencing an ownership change.

[27]

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
(Loss) earnings from continuing operations before income taxes	$(3)	$23	$(16)	$5
Effective tax rate	(233.3)%	13.0%	(75.0)%	140.0%
Provision for income taxes	7	3	12	7
(Benefit) provision for income taxes at U.S. statutory tax rate	(1)	5	(3)	1
Difference between tax at effective vs. statutory rate	$8	$(2)	$15	$6

For the three months ended September 30, 2019, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S. and (4) a benefit associated with foreign withholding taxes on undistributed earnings.

For the nine months ended September 30, 2019, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S. and (4) changes in audit reserves.

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

NOTE 16: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first nine months of 2019 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

[28]

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the nine months ended September 30, 2019 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2018	$6	$2	$—	$8
Q1 charges	2	—	—	2
Q1 utilization/cash payments	(2)	—	—	(2)
Q1 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of March 31, 2019	$5	$2	$—	$7
Q2 charges - continuing operations	$2	$—	$—	$2
Q2 charges - discontinued operations	1	—	—	1
Q2 utilization/cash payments	(2)	—	—	(2)
Q2 other adjustments and reclasses (2)	(1)	—	—	(1)
Balance as of June 30, 2019	$5	$2	$—	$7
Q3 charges	$3	$—	$—	$3
Q3 utilization/cash payments	(2)	(1)	—	(3)
Balance as of September 30, 2019	$6	$1	$—	$7

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

(2)Represents severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

The $3 million of charges for the three months ended September 30, 2019 was reported as Restructuring costs and other.

The severance costs for the three months ended September 30, 2019 related to the elimination of approximately 25 positions including approximately 10 manufacturing/service positions, and 15 administrative and sales positions. The geographic composition of these positions includes approximately 10 in the United States and Canada and 15 throughout the rest of the world.

For the nine months ended September 30, 2019, $7 million of charges was reported as Restructuring costs and other and $1 million was reported in Income from discontinued operations.

The severance costs for the nine months ended September 30, 2019 related to the elimination of approximately 100 positions, including approximately 30 manufacturing/service positions and 70 administrative and sales positions. The geographic composition of these positions includes approximately 50 in the United States and Canada and 50 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of the first quarter of 2020.

[29]

NOTE 17: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$—	$4	$1	$8	$2	$10	$3
Interest cost	30	3	27	3	91	9	82	9
Expected return on plan assets	(53)	(6)	(55)	(7)	(160)	(17)	(167)	(20)
Amortization of:
Prior service credit	(2)	—	(2)	—	(5)	—	(6)	—
Actuarial loss	—	2	1	1	—	4	4	3
Net pension income before special termination benefits	(22)	(1)	(25)	(2)	(66)	(2)	(77)	(5)
Special termination benefits	—	—	3	—	2	—	4	—
Curtailment gain	—	—	—	—	(2)	—	—	—
Net pension income from major plans	(22)	(1)	(22)	(2)	(66)	(2)	(73)	(5)
Other plans	—	—	—	(3)	—	(4)	—	(3)
Total net pension income	$(22)	$(1)	$(22)	$(5)	$(66)	$(6)	$(73)	$(8)

For the three and nine months ended September 30, 2019 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The $2 million curtailment gain for the nine months ended September 30, 2019 was incurred as a result of the sale of FPD and is included in Income from discontinued operations in the Consolidated Statement of Operations.  In addition, the amounts shown for Other plans include $5 million of settlement gains for the nine months ended September 30, 2019 due to the transfer of non-major, non-U.S. pension liabilities as a result of the sale of FPD.  These amounts are also included in Income from discontinued operations in the Consolidated Statement of Operations.

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for quarter and nine months ended September 30, 2019 and 2018 follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
(Loss) income from continuing operations	$(10)	$20	$(28)	$(2)
Less: Series A convertible preferred stock cash dividend	(2)	(2)	(8)	(8)
Less: Series A convertible preferred stock deemed dividend	(3)	(3)	(7)	(7)
(Loss) income from continuing operations available to common shareholders - basic and diluted	$(15)	$15	$(43)	$(17)

Net (loss) income	$(5)	$19	$178	$(2)
Less: Series A convertible preferred stock cash dividend	(2)	(2)	(8)	(8)
Less: Series A convertible preferred stock deemed dividend	(3)	(3)	(7)	(7)
Net (loss) income available to common shareholders - basic and diluted	$(10)	$14	$163	$(17)

[30]

(in millions of shares)
Weighted average shares - basic	43.0	42.7	43.0	42.7
Effect of dilutive securities
Unvested restricted stock units	—	0.3	—	—
Weighted average shares - diluted EPS calculation	43.0	43.0	43.0	42.7

As a result of the net loss from continuing operations available to common shareholders for the quarter and nine months ended September 30, 2019 and the nine months ended September 30, 2018, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak reported earnings from continuing operations available to common shareholders for the quarter and nine months ended September 30, 2019 and the nine months ended September 30, 2018, the calculation of diluted earnings per share would have included the assumed conversion of 0.6 million unvested restricted stock units for both periods in 2019 and 0.2 million of unvested restricted stock units for the nine months ended September 30, 2018.

The computation of diluted earnings per share for the quarter and nine months ended September 30, 2019 and 2018 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A convertible preferred shares and (2) the assumed conversion of outstanding employee stock options of 8.9 million and 9.0 million in the quarter and nine months ending September 30, 2019, respectively, and 5.2 million and 5.0 million in the quarter and nine months ending September 30, 2018, respectively, because the effects would have been anti-dilutive.  The computation of diluted earnings per share for the quarter and nine months ending September 30, 2019 also excluded the assumed conversion of $100 million of Convertible Notes because the effects would have been anti-dilutive.

NOTE 19: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of September 30, 2019 and December 31, 2018, there were 43.1 million and 42.8 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A preferred stock issued and outstanding. Treasury stock consisted of approximately 0.7 million shares and 0.6 million shares as of  September 30, 2019 and December 31, 2018, respectively.

NOTE 20: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss), by component, were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in millions)		2019	2018	2019	2018
Currency translation adjustments		$(2)	$(12)	$2	$(19)
Pension and other postretirement benefit plan changes
Newly established net actuarial gain		—	7	5	8
Tax Provision		—	(2)	(2)	(2)
Newly established net actuarial gain, net of tax		—	5	3	6
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(2)	(6)	(6)
Amortization of actuarial losses	(a)	1	1	3	3
Recognition of (gains) losses due to curtailments and settlements		—	(2)	(2)	(1)
Total reclassification adjustments		(1)	(3)	(5)	(4)
Tax provision		—	1	—	1
Reclassification adjustments, net of tax		(1)	(2)	(5)	(3)
Pension and other postretirement benefit plan changes, net of tax		(1)	3	(2)	3
Other comprehensive income (loss)		$(3)	$(9)	$—	$(16)

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16, "Retirement Plans and Other Postretirement Benefits".

[31]

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Print Systems	$213	$217	$612	$660
Enterprise Inkjet Systems	29	39	90	103
Kodak Software	14	15	42	47
Brand, Film and Imaging	56	54	159	159
Advanced Materials and 3D Printing Technology	1	1	3	3
Eastman Business Park	2	3	7	7
Consolidated total	$315	$329	$913	$979

[32]

Segment Operational EBITDA and Consolidated (Loss) Gain from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Print Systems	$20	$11	$32	$20
Enterprise Inkjet Systems	(3)	2	(6)	3
Kodak Software	2	1	1	3
Brand, Film and Imaging	(1)	(3)	(10)	(15)
Advanced Materials and 3D Printing Technology	(4)	(2)	(9)	(10)
Eastman Business Park	—	0	(1)	(3)
Total of reportable segments	14	9	7	(2)
Depreciation and amortization	(14)	(17)	(43)	(54)
Restructuring costs and other	(3)	(9)	(7)	(13)
Stock based compensation	(1)	(2)	(6)	(5)
Consulting and other costs (1)	(2)	(4)	(7)	(11)
Idle costs (2)	(1)	(1)	(4)	(2)
Former CEO separation agreement compensation	—	—	(2)	—
Other operating (expense) income, net, excluding income from transition services agreement (3)	(12)	10	(14)	12
Interest expense (4)	(4)	(2)	(12)	(6)
Pension income excluding service cost component (4)	26	35	79	99
Other income (charges), net (4)	(6)	4	(7)	(13)
Consolidated (loss) income from continuing operations before income taxes	$(3)	$23	$(16)	$5

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million and $4 million of income from the transition services agreement with the Purchaser was recognized in the quarter and nine months ended September 30, 2019, respectively.  The income was reported in Other operating (expense) income, net in the Consolidated Statement of Operations. Other operating (expense) income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

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

[33]

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

NOTE 22: DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the former Flexographic Packaging segment comprised of Kodak’s Flexographic Packaging Business (“FPD”).

Kodak consummated the sale of certain assets of FPD to the Purchaser on April 8, 2019 for net cash consideration at closing, in addition to the assumption by Purchaser of certain liabilities of FPD, of $320 million, pursuant to the Stock and Asset Purchase Agreement (“SAPA”) signed in November 2018 and amended in March 2019.  Assets and liabilities of FPD in China were transferred at a deferred closing on July 1, 2019 for net cash consideration of $5.9 million at closing and a promissory note for $1.4 million in addition to the assumption by Purchaser of certain liabilities of FPD, in accordance with the SAPA.  Kodak operated FPD in China, subject to certain covenants, until the deferred closing occurred.  The promissory note was reduced by a true-up payment of $0.2 million owed by Kodak to the Purchaser which reflected the actual economic benefit attributable to the operation of FPD in China from the time of the initial closing through the time of the deferred closing.

The divested business has the right to use Kodak’s corporate brand for a 10-year period related to Covered Products (as defined in the SAPA) for no additional consideration.  Therefore, $10 million of consideration received for the sale of FPD was recognized as deferred revenue related to the brand license.  The deferred revenue is reported in Long-term liabilities in the Consolidated Statement of Financial Condition and will be recognized as revenue over the term of the license. Proceeds were allocated between the sale of FPD and the brand license based on their relative fair values.

Kodak recognized an after- tax gain on the sale of FPD of $212 million in the nine months ending September 30, 2019.

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

On April 16, 2019 the Purchaser paid Kodak $15 million as a prepayment for services and products to be provided by Kodak to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  As of September 30, 2019, the remaining prepayment balance is $8 million.

The results of operations of FPD are classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.  Direct operating expenses of the discontinued operations are included in the results of discontinued operations.  Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations.  Prior period results have been reclassified to conform to the current period presentation.  Additionally, the assets and liabilities associated with FPD are classified as held for sale at December 31, 2018.

The results of operations of FPD are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenues	$—	$36	$44	$111
Cost of revenues	—	22	28	66
Selling, general and administrative expenses	—	5	10	13
Research and development costs	—	2	2	6
Interest expense	—	7	7	20
Gain on divestiture	(4)	—	(214)	—
Income (loss) from discontinued operations before taxes	4	—	211	6
(Benefit) provision for income taxes	(1)	1	5	6
Income (loss) from discontinued operations	$5	$(1)	$206	$—

[34]

After the initial closing, Kodak was required to use a portion of the proceeds from the sale of FPD to repay $312 million of the loans under the Term Credit Agreement.  Interest expense on debt that was required to be repaid as a result of the sale was allocated to discontinued operations.

Approximately $6 million of transaction costs are included in Selling, general and administrative expenses in the year-to-date period ending September 30, 2019.

The following table presents cash flow information associated with FPD:

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Depreciation	$—	$3
Amortization	—	1
Capital expenditures	—	6

Depreciation and amortization of long-lived assets of FPD included in discontinued operations ceased as of December 1, 2018.

NOTE 23: ASSETS HELD FOR SALE

Assets held for sale at December 31, 2018 include the assets and liabilities of the FPD business and the assets and liabilities of Kodak (China) Graphics Communication Co. Ltd., including the offset printing plates facility in Xiamen, China.

The following table presents the aggregate carrying amount of major assets and liabilities of FPD:

	September 30,	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$—	$2
Trade receivables, net	—	28
Inventories, net	—	33
Property, plant and equipment, net	—	28
Goodwill	—	20
Intangible assets	—	1
Other assets	—	1
Assets of business held for sale	$—	$113

LIABILITIES
Accounts payable, trade	$—	$9
Pension and other postretirement liabilities	—	4
Other current liabilities	—	7
Liabilities of business held for sale	$—	$20

[35]

A dedicated entity of FPD had intercompany receivables with Kodak of approximately $5 million as of December 31, 2018 that were part of the transaction but are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements.

On August 3, 2019 Kodak reached an agreement with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) to establish a strategic relationship in the People’s Republic of China.  The relationship is comprised of an agreement for Kodak to sell its shares of the Kodak (China) Graphic Communication Co. Ltd. entity which includes the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang, a supply agreement from HuaGuang to Kodak and a license agreement under which Kodak licenses its plates technology to HuaGuang to sell into the plates market in China.  The relationship was established at a closing on September 1, 2019 for net cash consideration at closing, in addition to the assumption by HuaGuang of certain liabilities, of $30 million and promissory notes of $8 million representing the outstanding amount of net intercompany receivables owed by Kodak to the Kodak (China) Graphic Communication Co. Ltd at the time of closing.  Promissory note payments are being paid by HuaGuang monthly as Kodak remits payments to the Kodak (China) Graphic Communication Co. Ltd. for the outstanding intercompany receivables.  The outstanding balance of the promissory notes as of September 30, 2019 is $4 million.

The relationship with HuaGuang includes a license agreement under which Kodak licenses its plates technology to HuaGuang.  Therefore, $13 million of the $30 million of consideration received was recognized as licensing revenue in the Print Systems segment in the three months ended September 30, 2019.  Proceeds were allocated between the sale of the business and the intellectual property license based on their relative fair values.

The following table presents the aggregate carrying amount of major assets and liabilities the offset printing plates facility in Xiamen, China:

	September 30,	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$—	$13
Inventories, net	—	5
Property, plant and equipment, net	—	30
Intangible assets	—	2
Other assets	—	4
Assets of business held for sale	$—	$54

LIABILITIES
Accounts payable, trade	$—	$19
Other current liabilities	—	4
Liabilities of business held for sale	$—	$23

Current assets held for sale as of September 30, 2019 in the Consolidated Statement of Financial Position included $2 million of assets under contract for sale not associated with either the FPD or HuaGuang transactions.

NOTE 24: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at September 30, 2019 and December 31, 2018 was approximately $376 million and $415 million, respectively.  The majority of the contracts of this type held by Kodak as of September 30, 2019 and December 31, 2018 are denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net (loss) gain from derivatives not designated as hedging instruments	$(1)	$(2)	$2	$(8)

[36]

Kodak had no derivatives designated as hedging instruments for the quarter and nine months ended September 30, 2019 and 2018.

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

As discussed in Note 7, “Debt and Finance Leases”, the Company concluded that the Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features and term extension option were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in a liability position at September 30, 2019 and is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

As discussed in Note 8, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in an asset position at both September 30, 2019 and December 31, 2018, and is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of September 30, 2019 and December 31, 2018 was $0 million and $3 million, respectively.  The gross fair value of foreign currency forward contracts in a liability position as of September 30, 2019 and December 31, 2018 was $1 million, for both periods.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the quarter and nine months ended September 30, 2019.

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

The following tables present the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives:

Convertible Notes:

	Valuation Date
		May 24,
	September 30,	2019
	2019	(Inception)
Total value of embedded derivative liability ($ millions)	$18	$14
Kodak's closing stock price	$2.64	$2.31
Expected stock price volatility	89.16%	92.48%
Risk free rate	1.62%	2.13%
Yield on the convertible notes	12.82%	11.98%

[37]

Series A Preferred Stock:

	Valuation Date
	September 30,	December 31,
	2019	2018
Total value of embedded derivative asset ($ millions)	$5	$4
Kodak's closing stock price	$2.64	$2.55
Expected stock price volatility	89.16%	95.55%
Risk free rate	1.62%	2.46%
Yield on the preferred stock	19.20%	23.77%
The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Convertible Notes or Series A Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their initial maturity date or Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion values reduce the value of the embedded conversion features and term extension option derivative liability.  Other than events which alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value for the Series A Preferred Stock exceeded the value of the Optional Conversion and Mandatory Conversion values at both September 30, 2019 and December 31, 2018 resulting in the Series A Preferred Stock derivative being reported as an asset.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $105 million and $5 million at September 30, 2019 and December 31, 2018, respectively.  At December 31, 2018, the fair value of current portion of long-term debt was also determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair value of current portion of long-term debt was $378 million at December 31, 2018.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values at both September 30, 2019 and December 31, 2018.  The fair value of the current portion of long-term debt at September 30, 2019 approximates its carrying value.

[38]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and in other filings the Company makes with the SEC from time to time, as well as the following:

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
•

Kodak’s ability to effect strategic transactions, such as divestitures, acquisitions, strategic alliances and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions;

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

Revenue decreased $14 million and $66 compared to the prior year quarter and first nine months (4% and 7%, respectively), including the unfavorable impact of currency ($5 million and $25 million) in the current year quarter and first nine months, respectively.

[39]

Kodak’s strategy is to:

•	Focus product investment in the following growth engines - Sonora, Ultrastream, Advanced Materials and 3D Printing and Software
•	Maintain market leadership position and cash flows associated with Print Systems;
•	Manage the expected decline in and maximize cash generated by mature businesses; and
•	Continue to streamline processes to drive cost reductions and improve operating leverage.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Kodak has eliminated current debt service requirements by paying down the Term Credit Agreement using proceeds from the sale of FPD and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.   However, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.

•

Print Systems’ revenues accounted for approximately 67% of Kodak’s revenues for both the quarter and nine months ended September 30, 2019.  Excluding licensing revenue ($13 million) recognized in the three months ended September 30, 2019 related to the HuaGuang relationship, Print Systems’ revenues decreased $17 million (8%) and $61 million (9%) compared with the prior year quarter and first nine months, respectively, including the unfavorable impact of currency ($3 million and $19 million, respectively).  Segment earnings improved by $9 million (82%) and $12 million (60%) compared to the prior year quarter and first nine months, respectively, reflecting the HuaGuang license revenue and cost reductions partially offset by volume and pricing declines.  While digital plate offerings are experiencing market driven volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business grows.  The Prosper Inkjet Systems business is expected to continue to build profitability.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.

•	The Kodak Software segment’s revenues declined $1 million (7%) and $5 million (11%) compared to the prior year quarter and first nine months, respectively, primarily reflecting volume declines.

•

Brand, Film and Imaging revenues improved $2 million compared with the prior year quarter (4%) and were flat compared with the prior year first nine months (0%).  The segment loss improved $2 million compared with the prior year quarter (67%) and $5 million compared with first nine months (33%).  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

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

[40]

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

[41]

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

•	In October 2019, Kodak decided to discontinue the operation of Kodakit.

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

[42]

Advanced Materials:

•

Advanced Materials is developing solutions for component smart materials based on the materials science inventions and innovations from the research laboratories.  There are multiple applications that Kodak contemplates addressing in this category.  The primary focus is on light blocking particles for the textile market.

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

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Print Systems	$213	$217	$612	$660
Enterprise Inkjet Systems	29	39	90	103
Kodak Software	14	15	42	47
Brand, Film and Imaging	56	54	159	159
Advanced Materials and 3D Printing Technology	1	1	3	3
Eastman Business Park	2	3	7	7
Consolidated total	$315	$329	$913	$979

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Print Systems	$20	$11	$32	$20
Enterprise Inkjet Systems	(3)	2	(6)	3
Kodak Software	2	1	1	3
Brand, Film and Imaging	(1)	(3)	(10)	(15)
Advanced Materials and 3D Printing Technology	(4)	(2)	(9)	(10)
Eastman Business Park	—	—	(1)	(3)
Depreciation and amortization	(14)	(17)	(43)	(54)
Restructuring costs and other	(3)	(9)	(7)	(13)
Stock based compensation	(1)	(2)	(6)	(5)
Consulting and other costs (1)	(2)	(4)	(7)	(11)
Idle costs (2)	(1)	(1)	(4)	(2)
Former CEO separation agreement compensation	—	—	(2)	—
Other operating (expense) income, net, excluding income from transition services agreement (3)	(12)	10	(14)	12
Interest expense (4)	(4)	(2)	(12)	(6)
Pension income excluding service cost component (4)	26	35	79	99
Other income (charges), net (4)	(6)	4	(7)	(13)
Consolidated (loss) income from continuing operations before income taxes	$(3)	$23	$(16)	$5

[43]

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million and $4 million of income from the transition services agreement with the Purchaser was recognized in the quarter and year-to-date period ended September 30, 2019.  The income was reported in Other operating (expense) income, net in the Consolidated Statement of Operations. Other operating (expense) income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

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

2019 COMPARED WITH 2018

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2019	% of Sales	2018	% of Sales	$ Change	2019	% of Sales	2018	% of Sales	$ Change
Revenues	$315		$329		$(14)	$913		$979		$(66)
Cost of revenues	262		279		(17)	778		846		(68)
Gross profit	53	17%	50	15%	3	135	15%	133	14%	2
Selling, general and administrative expenses	48	15%	53	16%	(5)	161	18%	170	17%	(9)
Research and development costs	11	3%	12	4%	(1)	33	4%	37	4%	(4)
Restructuring costs and other	3	1%	9	3%	(6)	7	1%	13	1%	(6)
Other operating expense (income), net	10	3%	(10)	(3)%	20	10	1%	(12)	(1)%	22
Loss from continuing operations before interest expense, other charges, net and income taxes	(19)	(6)%	(14)	(4)%	(5)	(76)	(8)%	(75)	(8)%	(1)
Interest expense	4	1%	2	1%	2	12	1%	6	1%	6
Pension income excluding service cost component	(26)	(8)%	(35)	(11)%	9	(79)	(9)%	(99)	(10)%	20
Other charges (income), net	6	2%	(4)	(1)%	10	7	1%	13	1%	(6)
(Loss) earnings from continuing operations before income taxes	(3)	(1)%	23	7%	(26)	(16)	(2)%	5	1%	(21)
Provision for income taxes	7	2%	3	1%	4	12	1%	7	1%	5
(Loss) earnings from continuing operations	(10)	(3)%	20	6%	(30)	(28)	(3)%	(2)	(0)%	(26)
Income (loss) from discontinued operations, net of income taxes	5	2%	(1)	0%	6	206	(23)%	—	0%	206
Net (loss) income	$(5)	(2)%	$19	6%	$(24)	$178	19%	$(2)	(0)%	$180

[44]

Revenue

Current Quarter

For the three months ended September 30, 2019 revenues declined $14 million compared with the same period in 2018, driven by volume declines and unfavorable pricing within Print Systems ($8 million and $5 million, respectively), volume declines in Enterprise Inkjet Systems ($9 million) and unfavorable foreign currency ($5 million). Intellectual property licensing revenue of $13 million related to the HuaGuang relationship entered into in the three months ended September 30, 2019 positively impacted results.  See segment discussions for additional details.

Year to date

For the nine months ended September 30, 2019 revenues declined $66 million compared with the same period in 2018, driven by volume declines and unfavorable pricing and product mix within Print Systems ($29 million and $13 million, respectively), volume declines in Enterprise Inkjet Systems ($10 million), volume declines in Kodak Software ($4 million) and unfavorable foreign currency ($25 million).  Intellectual property licensing revenue of $13 million related to the HuaGuang relationship positively impacted results.  See segment discussions for additional details.

Gross Profit

Current Quarter

The improvement in gross profit for the three months ended September 30, 2019 of approximately $3 million compared with the same period in 2018 reflected intellectual property licensing revenue of $13 million related to the HuaGuang relationship and lower depreciation and amortization ($4 million).  The gross profit improvements were largely offset by lower volume and unfavorable pricing and product mix in Print Systems ($2 million and $5 million, respectively), volume declines, equipment inventory write-downs due to lower selling prices combined with unfavorable manufacturing costs in Enterprise Inkjet Systems ($1 million and $4 million, respectively).  See segment discussions for additional details.

Year to date

The improvement in gross profit for the nine months ended September 30, 2019 of approximately $2 million compared with the same period in 2018 reflected intellectual property licensing revenue of $13 million related to the HuaGuang relationship entered into in the three months ended September 30, 2019 and cost improvements in Brand, Film and Imaging ($7 million), lower aluminum costs ($3 million), refunds of aluminum tariffs paid by Kodak in the last half of 2018 in Print Systems ($2 million) and lower depreciation and amortization expense ($11 million).  The positive impacts were offset by lower volume and unfavorable pricing and product mix in Print Systems ($3 million and $12 million, respectively), lower volume in Enterprise Inkjet Systems and Kodak Software (each $3 million), unfavorable product mix in Brand, Film and Imaging ($3 million), unfavorable manufacturing costs and equipment inventory write-downs in Enterprise Inkjet Systems ($7 million) and unfavorable foreign currency ($2 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $5 million for the quarter ended September 30, 2019 primarily due to lower investment in segment selling and marketing activities ($2 million) as well as lower consulting and project costs ($2 million). Consolidated SG&A decreased $9 million in the nine months ended September 30, 2019 primarily due to lower investment in segment selling and marketing activities ($8 million) and lower consulting and project costs ($4 million) partially offset by $2 million of compensation included in the former CEO separation agreement.

Research and Development Costs

Consolidated R&D expenses decreased $1 million and $4 million for the quarter and nine months ended September 30, 2019 primarily due to the reduced level of investment across the segments.

Interest Expense

Interest expense of $7 million was allocated to discontinued operations in the three months ended September 30, 2018.  Interest expense of $7 million and $20 million was allocated to discontinued operations for the nine months ended September 30, 2019 and 2018, respectively.

PRINT SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$213	$217	$(4)	$612	$660	$(48)

Operational EBITDA	$20	$11	$9	$32	$20	$12
Operational EBITDA as a % of revenues	9%	5%		5%	3%

[45]

Revenues

Current Quarter

The decrease in Print Systems revenues for the three months ended September 30, 2019 of approximately $4 million primarily reflected volume and pricing declines ($9 million and $3 million, respectively) in Prepress Solutions consumables, pricing declines in Electrophotographic Printing Solutions consumables and service ($2 million), as well as unfavorable foreign currency ($3 million) partially offset by the intellectual property licensing revenue related to the HuaGuang relationship ($13 million) and favorable product mix in Prepress Solutions equipment ($2 million).

Year to Date

The decrease in Print Systems revenues for the nine months ended September 30, 2019 of approximately $48 million primarily reflected volume and pricing declines ($23 million and $9 million, respectively) in Prepress Solutions consumables and service, volume declines and unfavorable pricing in Electrophotographic Printing Solutions consumables and service ($3 million and $5 million, respectively), unfavorable product mix in Electrophotographic Printing Solutions equipment ($3 million) and unfavorable foreign currency ($19 million) partially offset by the intellectual property licensing revenue related to the HuaGuang relationship ($13 million).

Operational EBITDA

Current Quarter

Print Systems Operational EBITDA for the three months ended September 30, 2019 improved $9 million compared to the prior year reflecting the intellectual property licensing revenue related to the HuaGuang relationship ($13 million), manufacturing cost improvements ($2 million) in Electrophotographic Printing Solutions, lower investment in sales and marketing activities ($1 million) and favorable foreign currency ($1 million) partially offset by pricing declines ($3 million) in Prepress Solutions consumables and service, unfavorable pricing in Electrophotographic Printing Solutions consumables and service and unfavorable manufacturing costs in Prepress Solutions (both $2 million).

Year to Date

Print Systems Operational EBITDA for the nine months ended September 30, 2019 improved $12 million compared to the prior year reflecting the intellectual property licensing revenue related to the HuaGuang relationship ($13 million), lower investment in sales and marketing activities ($4 million), lower manufacturing costs ($4 million) in Electrophotographic Printing Solutions, refunds of aluminum tariffs which were paid by Kodak in the last half of 2018 ($2 million) in Prepress Solutions consumables and the favorable impact of currency ($3 million) partially offset by volume and pricing declines ($3 million and $8 million, respectively) in Prepress Solutions consumables and service and unfavorable pricing in Electrophotographic Printing Solutions consumables and service ($4 million).

During 2018 U.S. tariffs imposed on aluminum purchases were included as part of the cost of printing plates sold.  In January 2019, Kodak received retroactive exemptions on U.S. tariffs for aluminum.  Due to the exemptions, all aluminum tariffs paid by Kodak in prior periods have been recognized as a cost reduction in the current year-to-date period.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$29	$39	$(10)	$90	$103	$(13)

Operational EBITDA	$(3)	$2	$(5)	$(6)	$3	$(9)
Operational EBITDA as a % of revenues	(10)%	5%		(7)%	3%

Revenues

Current Quarter

The decline in Enterprise Inkjet Systems revenues for the three months ended September 30, 2019 of approximately $10 million primarily reflected lower volume of PROSPER systems ($5 million), lower volume of PROSPER components ($2 million) and lower volume of VERSAMARK service and consumables ($1 million) due to declines in the installed base of VERSAMARK systems.

Year to Date

The decline in Enterprise Inkjet Systems revenues for the nine months ended September 30, 2019 of approximately $13 million primarily reflected lower volume of VERSAMARK service and consumables ($6 million) due to declines in the installed base of VERSAMARK systems, lower volume of PROSPER components ($6 million), lower volume of PROSPER systems ($1 million) and the unfavorable impact of currency ($2 million) partially offset by higher volume of PROSPER service and consumables ($3 million).

[46]

Operational EBITDA

Current Quarter

Enterprise Inkjet Systems Operational EBITDA for the three months ended September 30, 2019 declined $5 million driven by equipment inventory write-downs due to pricing declines combined with unfavorable manufacturing costs, and lower volume in PROSPER components (each $1 million) and unfavorable manufacturing costs for both Prosper annuities and Versamark (each $1 million).

Year to Date

Enterprise Inkjet Systems Operational EBITDA for the nine months ended September 30, 2019 declined $9 million primarily driven by equipment inventory write-downs due to pricing declines in PROSPER systems ($5 million), lower volume of PROSPER components ($2 million), lower volume of VERSAMARK service and consumables ($2 million) due to declines in the installed base of VERSAMARK systems, unfavorable manufacturing costs ($2 million) and the unfavorable impact of currency ($1 million) partially offset by volume improvements in PROSPER service and consumables ($2 million) and a lower level of investment in R&D activities ($2 million).

KODAK SOFTWARE SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$14	$15	$(1)	$42	$47	$(5)

Operational EBITDA	$2	$1	$1	$1	$3	$(2)
Operational EBITDA as a % of revenues	14%	7%		2%	6%

Revenues

Kodak Software revenues for the three and nine months ended September 30, 2019 declined $1 million and $5 million primarily due to lower volumes ($1 million and $4 million, respectively).

Operational EBITDA

Current Quarter

Kodak Software Operational EBITDA improved $1 million for the quarter ended September 30, 2019 primarily due to a lower level of investment in sales and marketing and R&D activities ($1 million).

Year to Date

Kodak Software Operational EBITDA declined $2 million in the nine months ended September 30, 2019 compared to the prior year period primarily due to lower volumes ($3 million).

BRAND, FILM AND IMAGING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$56	$54	$2	$159	$159	$—

Operational EBITDA	$(1)	$(3)	$2	$(10)	$(15)	$5
Operational EBITDA as a % of revenues	(2)%	(6)%		(6)%	(9)%

Revenues

Current Quarter

The increase in Brand, Film and Imaging revenues for the three months ended September 30, 2019 of approximately $2 million was primarily due to higher revenues in Motion Picture ($3 million) driven by higher volume of color negative film and volume improvements in Industrial Film and Chemicals ($2 million) partially offset by volume declines in Consumer Inkjet Systems ($2 million), driven by lower sales of ink to the existing installed base of printers.

[47]

Year to Date

Brand, Film and Imaging revenues for the nine months ended September 30, 2019 were unchanged compared to the prior year period primarily due to volume declines in Consumer Inkjet Systems ($5 million) driven by lower sales of ink to the existing installed base of printers and lower volume in Industrial Film and Chemicals and unfavorable foreign currency (each $3 million) partially offset by favorable volume in Motion Picture ($7 million).

Operational EBITDA

Current Quarter

Brand, Film and Imaging Operational EBITDA for the three months ended September 30, 2019 improved $2 million compared with the prior year quarter primarily reflecting higher volume and favorable product mix in Motion Picture ($1 million).

Year to Date

Brand, Film and Imaging Operational EBITDA for the nine months ended September 30, 2019 improved $5 million compared with the prior year period primarily reflecting cost improvements across film manufacturing ($5 million), volumes improvements in Motion Picture ($2 million) and SG&A reductions ($2 million) offset by declines in Consumer Inkjet Systems driven by lower sales of ink to the existing installed base of printers and volume declines in Industrial Film and Chemicals (each $2 million).

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$1	$1	$—	$3	$3	$—

Operational EBITDA	$(4)	$(2)	$(2)	$(9)	$(10)	$1
Operational EBITDA as a % of revenues	N/M	N/M		N/M	N/M

Operational EBITDA

Advanced Materials and 3D Printing Technology Operational EBITDA for the three months ended September 30, 2019 declined by approximately $2 million primarily reflecting a change in product mix, the product mix in the current year period includes less licensing revenue.  Advanced Materials and 3D Printing Technology Operational EBITDA for the nine months ended September 30, 2019 improved $1 million primarily due to a lower level of investment in R&D activities.

EASTMAN BUSINESS PARK SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$2	$3	$(1)	$7	$7	$—

Operational EBITDA	$—	$—	$—	$(1)	$(3)	$2
Operational EBITDA as a % of revenues	0%	0%		(14)%	(43)%

Operational EBITDA

Eastman Business Park Operational EBITDA for the nine months ended September 30, 2019 improved by $2 million compared to the prior year period primarily due to lower utility and maintenance costs.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $3 million and $8 million of charges for the quarter and nine months ended September 30, 2019, respectively, $1 million of which was reported in Income from discontinued operations for the nine months ended September 30, 2019 in the Consolidated Statement of Operations, with the remainder reported as Restructuring costs and Other.

Kodak made cash payments related to restructuring of approximately $3 million and $7 million during the quarter and nine months ended September 30, 2019, respectively.

The restructuring actions implemented in the first nine months of 2019 are expected to generate future annual cash savings of approximately $10 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $2 million and $8 million, respectively.  Kodak began realizing a portion of these savings in the first nine months and expects the majority of the annual savings to be in effect by the end of the first quarter of 2020 as actions are completed.

[48]

LIQUIDITY AND CAPITAL RESOURCES

Kodak is facing liquidity challenges due to operating losses and negative operating cash flow.  Kodak has eliminated current debt service requirements by paying down the Term Credit Agreement using proceeds from the sale of FPD and refinancing the remaining balance through the issuance of the Convertible Notes which do not require any debt service until conversion or maturity on November 1, 2021.  However, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from selling or leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  The current cash balance outside of China, recent trend of negative cash flow and lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

Refer to the Going Concern section of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”; Note 7, "Debt and Finance Leases," and Note 8, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion. Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for a reconciliation of cash, cash equivalents and restricted cash.

	September 30,	December 31,
(in millions)	2019	2018
Cash, cash equivalents, restricted cash and cash in assets held for sale	$279	$267

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2019	2018	Change
Cash flows from operating activities:
Net cash used in operating activities	$(4)	$(79)	$75
Cash flows from investing activities:
Net cash provided by (used in) investing activities	315	(16)	331
Cash flows from financing activities:
Net cash used in financing activities	(295)	(10)	(285)
Effect of exchange rate changes on cash	(4)	(8)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	$12	$(113)	$125

Operating Activities

Net cash used in operating activities improved $75 million for the nine months ended September 30, 2019 as compared with the corresponding period in 2018 primarily due to lower cash spend on inventory, higher build of accounts payable (including the impact of the supply contract with HuaGuang), the allocation of $10 million of the proceeds from the divestiture of FPD as consideration for a brand license, the allocation of $13 million of the proceeds from entering the relationship with HuaGuang as consideration for an intellectual property license and the receipt of a $15 million prepayment for transition services, products, and other services as a part of the divestiture of FPD partially offset by lower cash operating earnings.

Investing Activities

Net cash provided by investing activities improved $331 million for the nine months ended September 30, 2019 as compared with the corresponding period in 2018 due to the proceeds from the sale of FPD and reduced capital spend.

Financing Activities

Net cash used in financing activities increased $285 million in the nine months ended September 30, 2019 as compared with the corresponding period in 2018 driven by the repayment of the Term Credit Agreement partially offset by the issuance of the Convertible Notes.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The ABL Credit Agreement had $20 million of net availability (“Excess Availability”) as of September 30, 2019. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At September 30, 2019 and December 31, 2018 approximately $84 million and $117 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $141 million and $131 million, respectively, of cash and cash equivalents and cash in assets held for sale were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

[49]

As of September 30, 2019 and December 31, 2018, outstanding inter-company loans to the U.S. were $403 million and $390 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $105 million and $92 million, respectively.  In China, where approximately $71 million and $59 million of cash and cash equivalents was held as of September 30, 2019 and December 31, 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to the ABL Credit Agreement.

On April 16, 2019, the Purchaser paid Kodak $15 million in the U.S. as a prepayment for transition services and products and services to be provided by Kodak to the Purchaser.  Kodak has provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfies its payment obligations to Kodak by utilizing its prepayment balance, Kodak can follow a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of September 30, 2019, the remaining prepayment balance is $8 million and the cash collateral supporting Kodak’s guaranty is $10 million.

On August 3, 2019 Kodak reached an agreement with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) to establish a strategic relationship in the People’s Republic of China.  The relationship is comprised of an agreement for Kodak to sell its shares of the Kodak (China) Graphic Communication Co. Ltd. entity which includes the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang, a supply agreement for HuaGuang to help Kodak fulfill customer demand and a license agreement under which Kodak licenses its plates technology to HuaGuang with the intent of expanding the plates market in China.  The relationship was established at a closing on September 1, 2019.  At the closing Kodak received net cash proceeds of $30 million, of which $13 million was received in the United States.  As part of the closing, an escrow of $14 million was established by Kodak in China to secure minimum payments required under the supply agreement.

Under the ABL Credit Agreement, if Excess Availability ($20 million at September 30, 2019) falls below 12.5% of lender commitments ($18.75 million at September 30, 2019), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the ABL Credit Agreement) and could become subject to cash dominion control. In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the ABL Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Kodak intends to maintain Excess Availability above the minimum threshold. Since Excess Availability was greater than 12.5% of lender commitments as of September 30, 2019, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of September 30, 2019 Fixed Charges exceeded EBITDA (as defined in the ABL Credit Agreement) by approximately $2 million, therefore, the Fixed Charge Coverage Ratio was less than 1.0 to 1.0.

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

As of September 30, 2019 and December 31, 2018, Kodak had funded $14 million and $3 million, respectively, to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $15 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2019.  For the balance of 2019, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $6 million.

Capital Expenditures

Cash flow from investing activities included $11 million of capital expenditures for the nine months ended September 30, 2019.  Kodak expects approximately $15 million to $20 million of total capital expenditures for 2019.

[50]

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

[51]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2019, Kodak’s Brazilian Operations maintained accruals of approximately $3 million for claims aggregating approximately $145 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian Operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part II, Item 1A. of the Q2 2019 Form 10-Q.  The Risk Factors remain applicable from the Q2 2019 Form 10-Q; however, Kodak notes that the amendment to the Company’s certificate of incorporation to restrict certain transfers of common stock and the tax asset protection plan referenced under “Risk Factors—Risks Related to the Company’s Common Stock—The resale of a significant portion of the Company’s securities registered for resale or certain accumulations or transfers of the Company’s securities could result in a change of control of the Company and the loss of favorable tax attributes” have now been implemented.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2019

Not Applicable

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2019

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	2,093	$2.40	n/a	n/a
August 1 through 31	—	$—	n/a	n/a
September 1 through 30	32,191	$2.38	n/a	n/a
Total	34,284	$2.38

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

Items 3, 4 and 5.

Not applicable.

Item 6. Exhibits

[52]

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

(3.3)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit (3.1) of the Company’s Current Report on Form 8-K as filed September 12, 2019).

(3.4)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit (3.2) of the Company’s Current Report on Form 8-K as filed September 12, 2019).

(3.5)	Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit (3.1) of the Company’s Current Report on Form 8-K as filed on May 25, 2017).

(4.1)	Form Amendment, dated September 12, 2019, to Form of Secured Convertible Note, filed herewith.

(4.2)

Tax Asset Protection Plan, dated as of September  12, 2019, between Eastman Kodak Company and Computershare Trust Company, N.A., as Rights Agent, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company with respect to the Participating Preferred Stock of the Company  (Incorporated by reference to Exhibit (4.1) of the Company’s Current Report on Form 8-K as filed September 12, 2019).

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Quarterly Director Restricted Stock Unit Award Agreement (Immediate Vesting), filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*  Management compensatory plan or arrangement

[53]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date November 7, 2019	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[54]