Form 10-K
period 2019-12-31
EASTMAN KODAK CO
filed 2020-03-17
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2019 or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to_____

Commission File Number 1-87

EASTMAN KODAK COMPANY

(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State of incorporation)	(IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  585-724-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value	KODK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

See definition of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2019 was approximately $48 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of March 2, 2020 was 43,578,870 shares of common stock.

Eastman Kodak Company

Form 10-K

December 31, 2019

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

Kodak is a global technology company focused on print and advanced materials and chemicals. Kodak provides industry-leading hardware, software, consumables and services primarily to customers in commercial print, packaging, publishing, manufacturing and entertainment. Kodak is committed to environmental stewardship and ongoing leadership in developing sustainable solutions. Its broad portfolio of superior products, responsive support and world-class R&D make Kodak solutions a smart investment for customers looking to improve their profitability and drive growth.

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

Kodak seeks to mitigate the impact of increases in aluminum prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.  In January 2019, Kodak received exemptions on U.S. tariffs on aluminum.

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

•	Net sales for Prepress Solutions accounted for 59% and 58% of Kodak’s total net revenue for the years ended December 31, 2019 and 2018, respectively.

•	Electrophotographic Printing Solutions:
•	NEXPRESS printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.
•	DIGIMASTER printers use monochrome electrophotographic printing technology for transactional printing, short-run books, corporate documentation, manuals and direct mail.
•	Net sales for Electrophotographic Printing Solutions accounted for 9% and 10% of Kodak’s total net revenue for the years ended December 31, 2019 and 2018, respectively.

The Print Systems segment also provides service and support related to these products.

On September 1, 2019 Kodak established a strategic relationship with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) in the People’s Republic of China.  The relationship is comprised of an agreement under which Kodak sold its shares of the Kodak (China) Graphic Communication Co. Ltd. entity, which included the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang; a supply agreement from HuaGuang to Kodak; and a license agreement under which Kodak licensed its plates technology to HuaGuang to sell into the plates market in China.  For further information on the relationship with HuaGuang, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K (“MD&A”) and Note 30, “Assets Held for Sale” in the Financial Statements and Supplementary Data under Item 8 of this Annual Report on Form 10-K.

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

•

The focus of the Prosper business is on developing the next generation platform, Ultrastream, with solutions that place writing systems in OEMs as well as direct sale press products that widens its reach into applications for packaging and décor and expands the substrate range to include plastics.  The Prosper business closed on the first sale of a writing system for use in a packaging application in December of 2019 with Uteco Group.  Uteco Group is integrating Ultrastream in a packaging press solution.

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

Net sales for Enterprise Inkjet Systems accounted for 10% of Kodak’s total net revenue for each of the years ended December 31, 2019 and 2018.

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

Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world.  The Software business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency. Products and services are sold directly by Kodak and indirectly through dealers.  The markets that Kodak Software serves are highly competitive.  Key customer segments each face competitive market pressure in pricing and new product introduction.  Primary competitors include Heidelberg, Agfa, Fuji, and Esko.

Brand, Film and Imaging

The Brand, Film and Imaging segment is comprised of five lines of business: Consumer Products, Industrial Film and Chemicals, Motion Picture, Kodak Services for Business (“KSB”) and Kodakit.  Kodak’s Brand, Film and Imaging products are distributed directly by Kodak and indirectly through dealers.  Brand licensees use the Kodak brand on their products and use their own distribution channels.  One Industrial Film and Chemicals customer of professional and consumer still photographic film and chemicals represented approximately 20% of total Brand, Film and Imaging segment revenues in 2019.

•	Consumer Products:
•

Includes licensing of the Kodak brand to third parties.  Kodak currently licenses its brand for use with a range of products including batteries, digital and instant print cameras and camera accessories, printers, and LED lighting.  Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments.

•	Consumer Inkjet Solutions, which involves the sale of ink to an existing installed base of consumer inkjet printers.
•	3rd party sales of specialty inks and dispersions.

•	Industrial Film and Chemicals:
•	Offers industrial film, including films used by the electronics industry to produce printed circuit boards, as well as professional and consumer still photographic film.
•	Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals.

•	Motion Picture:
•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.
•	Kodak motion picture film processing laboratories offering onsite processing services at strategic locations in the U.S. and Europe.

•	Kodak Services for Business:

•

KSB assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides business process outsourcing services, scan and capture solutions, records conversion services, workflow solutions, content management, and print and managed media services that assist customers with solutions that meet their business requirements.   KSB has expertise in the capture, archiving, retrieval and delivery of documents including in depth knowledge of handling legacy media.  KSB serves enterprise customers primarily in the banking, insurance and government sectors.  Sales in KSB are project-based and can vary from year to year depending on the nature and number of projects in existence that year.

•	Kodakit:

•

Kodakit is a platform that connects businesses with professional photographers to cater to their photography needs. Customers include global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

•	In October 2019, Kodak decided to discontinue the operation of Kodakit.

Net sales for Motion Picture and Industrial Film and Chemicals accounted for 14% and 12% of Kodak’s total net revenue for the years ended December 31, 2019 and 2018, respectively.

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

The Advanced Materials and 3D Printing Technology segment will also pursue partnership opportunities to commercialize functional materials and printed electronics technologies.  These partnerships may include non-recurring engineering payments for Kodak efforts to further develop such technologies into products. The Advanced Materials and 3D Printing Technology segment also provides a wide range of analytical services to external clients at market rates.

•	Advanced Materials:

•

Advanced Materials is developing solutions for component smart materials based on the materials science inventions and innovations from the research laboratories.  There are multiple applications that Kodak contemplates addressing in this category.  Currently, the primary focus is on light blocking particles for the textile market.

•	3D Printing:

•

3D Printing concentrates on partnership and/or licensing opportunities in micro 3D printing solutions such as printed electronics.  In addition, for macro 3D printing AM3D manufactures and sells a specialty material to a 3D printing customer.

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

Eastman Business Park

The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex in Rochester, New York and the leasing activities related to that space. A large portion of this facility is used in Kodak’s own manufacturing and other operations, while the remaining portion is occupied by external tenants or available for rent to external tenants.  Two tenants represented approximately 40% of total Eastman Business Park segment revenues in 2019.

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Flexographic Packaging business.  Refer to Note 29, “Discontinued Operations” in the Notes to Financial Statements for additional information.

RAW MATERIALS

The raw materials used by Kodak are many and varied and are generally readily available.  Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  Kodak procures lithographic aluminum coils from several suppliers with pricing based, in part, on either prevailing market prices for aluminum or on fixed prices for aluminum agreed to up to eighteen months prior.  Electronic components are used in the manufacturing of commercial printers and other electronic devices.  The film and chemicals business uses many raw materials from a broad range of suppliers.  While most raw materials are generally available from multiple sources, certain key electronic components and other components included in the finished goods manufactured by Kodak and manufactured by and purchased from Kodak’s third-party suppliers are obtained from single or limited sources, which subjects Kodak to supply risks.

SEASONALITY OF BUSINESS

Equipment and plate unit sales generally are higher in the fourth quarter, resulting from customer or industry budgeting practices and buying patterns.

RESEARCH AND DEVELOPMENT

Kodak's general practice is to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to Kodak's ability to provide industry-leading products.  Kodak holds portfolios of patents in several areas important to its business, including specific technologies such as lithographic printing plates and related equipment systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems including key press components and toners; commercial inkjet writing systems and components, presses and inks; consumer inkjet inks and media; functional printing materials, formulations, and deposition modalities; engineered microparticles for specific functions; security materials; embedded information; and color negative films, processing and print films.  Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak's overall business performance.

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

EMPLOYMENT

At the end of 2019, Kodak employed the full time equivalent of approximately 4,922 people globally, of whom approximately 2,116 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

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

Kodak operates in rapidly changing economic and technological environments which present numerous risks, many of which are driven by factors it cannot control or predict. Certain factors may have a material adverse effect on its business, financial condition, and results of operations and make an investment in its securities risky.  You should consider carefully the risks and uncertainties described below in addition to other information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes. The following discussion of “risk factors” identifies Kodak’s assessment of the most significant factors which may adversely affect its business, operations, financial position, stock price or future financial performance.  Additional risks and uncertainties Kodak is unaware of, or currently believes are not material, may also become important factors which could adversely affect its business, operations, financial position or future financial performance.

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

The positive cash flow from operations generated by Kodak in 2019 were derived from working capital improvements and individual transactions which occurred during the year and are not expected to be recurring.  Kodak has not generated positive operating cash flows without supplementing such cash flow from operations with monetization transactions over the past several years and, based on forecasted cash flows, there are uncertainties regarding its ability to meet commitments in the U.S. as they come due.  The Print segment is its largest segment and has had declining revenues and segment earnings which are expected to continue to decline. Kodak’s stable and remaining growth businesses may not grow or continue to generate the same or enough cash flow to offset businesses with declining cash flows and investments needed for certain growth businesses.  It may take Kodak longer to generate positive cash flow from operations than planned, which would have a material adverse effect on its liquidity and financial position.  If Kodak is unable to generate positive cash flow from operations in the future or to adequately supplement such cash flow from operations with proceeds from monetization transactions, its ability to continue as a going concern could be impaired or limited.

Continued investment, capital needs, restructuring payments, dividends and servicing the Company’s debt require a significant amount of cash and it may not be able to generate sufficient cash to fund these activities, which could adversely affect its business, operating results and financial condition.

Kodak’s business may not generate cash flow in an amount sufficient to enable it to pay the principal or mandatory redemption price of, or interest and dividends on, the 5% Secured Convertible Notes (the “Convertible Notes”) and the 5.50% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, restructuring actions, strategic acquisitions, investments and alliances and other general corporate requirements. Its film manufacturing facilities are aged and without significant updates to equipment and systems will be more prone to failure.  Capital improvements are planned but there is risk to manufacturing operations especially due to the complexity of the processes and technology and the loss of knowledge as employees leave who are familiar with the processes and technology.  The longer these updates are delayed the higher the risk due to equipment failures, further obsolescence and additional loss of employees with the specific knowledge base.

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

Kodak has focused its investments in Print, Advanced Materials, and Chemicals. These investment areas include offset plates and CTP devices, digital printing using commercial inkjet and electrophotography, high resolution functional printing for electronic and optical solutions, specialty chemicals, and smart materials for light control and 3D printing. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for Kodak to grow these businesses, improve margins and achieve its financial objectives. Additionally, its strategy is based on a number of factors and assumptions, some of which are not within its control, such as the actions of third parties. There can be no assurance that it will be able to successfully execute all or any elements of its strategy, or that its ability to successfully execute its strategy will be unaffected by external factors. If Kodak is unsuccessful in growing its investment businesses as planned, or perceiving the needs of its target customers, its financial performance could be adversely affected.

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

The global economic environment may adversely affect sales of Kodak’s products, profitability and liquidity. Global financial markets have been experiencing extreme volatility, including as a result of the global outbreak of the coronavirus formally known as COVID-19. Economic conditions could accelerate any decline in demand for products, which could also place pressure on its results of operations and liquidity.  In particular, if the coronavirus has a significant impact on the printing industry it could adversely impact the demand for Kodak’s products.  There is no guarantee that anticipated economic growth levels in markets which have experienced some economic strength will continue in the future, or Kodak will succeed in expanding sales in these markets. In addition, accounts receivable and past due accounts could increase due to a decline in its customers’ ability to pay as a result of an economic downturn, including as a result of the coronavirus, and its liquidity, including its ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If global economic weakness and tightness in the credit markets exist, worsen or are attenuated, Kodak’s profitability and related cash generation capability could be adversely affected and, therefore, affect its ability to meet its anticipated cash needs, impair its liquidity or increase its costs of borrowing.

In June 2016, the United Kingdom (the “UK”) held a referendum in which voters opted for the country’s exit from the EU, commonly referred to as Brexit, Consistent with the outcome of this referendum, the UK left the EU on January 31, 2020.  Thus, the UK is no longer a member of the EU; however, the UK will continue to be subject to EU rules and remain a member of the single market and customs union during an implementation period. The implementation period runs to December 31, 2020 but may be extended for up to two years. The UK government is negotiating with the EU on trade and other terms for such exit. Leaving without any agreement on such terms would lead to disruption to UK/EU trade. However, Kodak has put appropriate plans in place for continuity of supply and purchase of products, although there is likely to be some limited cost impact associated with these plans.

The uncertainty concerning Brexit has also caused global stock market volatility and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. There may also be broader uncertainty over the position the United States will take with respect to certain treaty and trade relationships with other countries. This uncertainty may impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with the Company, (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets and (iv) general global economic conditions. All of these factors are outside Kodak’s control but may cause it to adjust its strategy in order to compete effectively in global markets and could adversely affect its business, financial condition, operating results and cash flows.

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

Increased competition, including price competition, could have a material adverse impact on Kodak’s revenue, gross margins, cash flow and market share.

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

If Kodak cannot effectively anticipate technology trends and develop and market new products to respond to changing customer needs and preferences, its revenue, earnings and cash flow could be adversely affected.

Kodak serves imaging/print needs for business markets, including graphic communications, packaging, enterprise services, and printed electronics. Its success in these markets depends on its ability to offer differentiated solutions and technologies to capture market share and grow scale. To enable this, it must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products it provides to customers may not or may no longer meet the needs of its customers as the business models of its customers evolve. Its customers may decide to outsource their imaging needs or may purchase imaging services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services its customers will demand. The success of Kodak’s business depends in part on its ability to identify and respond promptly to changes in customer preferences, expectations and needs. If it does not timely assess and respond to changing customer expectations, preferences and needs, its financial condition, results of operations or cash flows could be adversely affected.

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

Kodak makes investments in new products and services that may not achieve expected returns.

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

Suppliers may choose to unilaterally withhold products, components or services. In addition, Kodak may experience shortages in supply and disruptions in service as a result of unexpected demand, transportation and logistical limitations, and/or disruptions or production difficulties at its suppliers, such as disruptions due to fires, medical epidemics, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of its suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from its suppliers, Kodak may be unable to meet its customer commitments, its costs could be higher than planned, and its cash flows and the reliability of its products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee it will be successful in preventing or mitigating the effects of unilateral actions by its suppliers. Other supplier problems that Kodak could encounter include electronic component shortages, excess supply, risks related to the duration and termination of its contracts with suppliers for components and materials and risks related to the ability to obtain products, components or services from single source suppliers on favorable terms or at all. The realization of any of these risks, should alternative third-party relationships not be established, could cause interruptions in supply or increases in costs which might result in Kodak’s inability to meet customer demand for its products, damage to its relationships with its customers, and reduced market share, all of which could adversely affect its results of operations and financial condition.

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

The ongoing outbreak of the coronavirus formally known as COVID-19 emanating from China in December 2019 and spreading throughout many regions of the world has resulted in travel restrictions to and from affected regions, disruptions to suppliers’ performance and delivery, in some cases whether or not based in affected regions, as well as the temporary shutdown of many businesses in affected regions. Kodak has manufacturing, service and sales operations in affected regions, including China, Germany and Italy, and regularly imports and exports products into and out of the affected regions. Kodak also relies on:

•	certain third-party suppliers and vendors in affected regions for goods and services to support its global business operations;
•	customers whose need for Kodak products is based on manufacturing operations in affected regions;
•	suppliers, some of which are based in affected regions, to transport products into and out of affected regions;
•	companies operating outside affected regions who obtain critical raw materials or components from affected regions to supply Kodak;
•	the shooting, production and release of motion picture films in or dependent on affected regions; and
•	royalties from brand licensees that source products from or sell products in affected regions.

Certain of Kodak’s critical business functions, including its manufacturing and field service operations, cannot be performed remotely, and an inability of Kodak’s employees to physically work at its or its customers locations due to government restrictions, health concerns or illness may disrupt its operations, perhaps significantly.  Kodak has already experienced some disruptions in its manufacturing and logistics operations due to the coronavirus outbreak.  The full extent to which the coronavirus outbreak impacts Kodak’s results will depend on future developments, which are highly uncertain and cannot be predicted at the time of this filing, including new information which may emerge concerning the severity of the coronavirus and the actions taken to contain the virus or treat its impact, among others. Complications from the coronavirus outbreak could have a material adverse effect on the continuity of our business operations and our results of operations and financial position, particularly if such complications have an extended duration.

In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to its operations or the operations of its suppliers, distributors and resellers, or customers. Kodak has operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China, Canada and Germany. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact Kodak’s ability to provide a particular product or service for a period of time.

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

Cyber-attacks or other data security incidents that disrupt Kodak’s operations or result in the breach or other compromise of proprietary of confidential information about its workforce, its customers, or other third parties could disrupt its business, harm its reputation, cause it to lose customers, and expose it to costly regulatory enforcement and litigation.

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

Kodak has implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and it periodically reviews, upgrades and enhances certain of its policies and procedures. However, there can be no assurance that its employees, consultants or agents will not take actions in violation of its policies for which it may be ultimately responsible, or that its policies and procedures will be adequate or will be determined to be adequate by regulators.  Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of Kodak’s business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage its reputation and have a materially adverse effect on its results of operation or financial condition.

Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition.

Kodak receives, processes, transmits and stores information relating to identifiable individuals (personal information), both in its role as a technology provider and as an employer. As a result, Kodak is subject to numerous U.S. federal and state and foreign laws and regulations relating to personal information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. In Europe, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018 for all European Union (“EU”) member states. The GDPR includes operational requirements for companies receiving or processing personal data of EU residents that are partially different from those previously in place and includes significant penalties for non-compliance. In the United States, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and many other states are in various stages of implementing privacy legislation. The CCPA provides California residents with specific privacy rights including a new private right of action for certain data breaches.

Recently enacted laws and regulations, as well as any other change to existing laws, the introduction of new laws in this area, or the failure to comply with existing laws that are applicable, may subject Kodak to, among other things, additional costs or changes to its business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on its ability to obtain and process information and allegations by its customers and clients that it has not performed its contractual obligations. At the same time, the risk of cyber-attacks is relevant to the requirements regarding storage, transfer, sharing and handling of personal information.

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

Therefore, in certain jurisdictions, Kodak may be unable to protect its proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect its competitive position.  Also, some of Kodak’s business and some of its products rely on key technologies developed or licensed by third parties and, because of the rapid pace of technological change in the information technology industry, it may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all.

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

In addition, the intellectual property rights of others could inhibit Kodak’s ability to conduct its business. Other companies may hold patents on technologies used in Kodak’s industries and some of these companies may be aggressively seeking to expand, enforce or license their patent portfolios.  Third parties may claim Kodak and its customers, licensees or other parties indemnified by it are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit Kodak’s access to certain markets. Additionally, certain individuals and groups have purchased intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like Kodak. Even if it believes the claims are without merit, these claims may have the following negative impacts on its business:

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

Finally, Kodak uses open source software in connection with some of its products and services. Companies which incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, Kodak could be subject to suits by parties claiming ownership of what it believes to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost.  Any requirement to disclose Kodak’s source code or pay damages for breach of contract could be harmful to its business results of operations and financial condition.

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

Kodak is subject to environmental laws and regulations world-wide that govern, for example, the discharge of pollutants, the management of hazardous materials, the cleanup of contaminated sites, and the composition and end-of-life management of its products.  Non-compliance with applicable laws or liability incurred without regard to fault could have a material adverse effect on its business, results of operations and financial condition. The cost of complying with such laws could have a material adverse effect on its business, results of operations and financial condition.  Any uncertainties related to environmental conditions or obligations at Kodak’s properties may impact its ability to further develop or sell such properties.

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

If any default or event of default occurs under the ABL Credit Agreement and the Company is not able to either cure it or obtain a waiver from the requisite lenders under the ABL Credit Agreement, the administrative agent under the ABL Credit Agreement may, and at the request of the requisite lenders for that facility must, declare all of the Company’s outstanding obligations under the ABL Credit Agreement, together with accrued interest and fees, to be immediately due and payable.  In addition, the agent under the ABL Credit Agreement may, and at the request of the requisite lenders must, terminate the lenders’ commitments under that facility and cease making further loans. If any default or event of default occurs under the Convertible Notes and the Company is not able to either cure it or obtain a waiver from the holders of the Convertible Notes, such holders may declare all of the Company’s outstanding obligations under the Convertible Notes, together with accrued interest and fees, to be immediately due and payable.  If applicable, the administrative agent under the ABL Credit Agreement and the collateral agent for the Convertible Notes could institute foreclosure proceedings against the pledged assets. Any of these outcomes would likely have an adverse effect on the Company’s operations and its ability to satisfy its obligations as they come due.

On March 6, 2020 Kodak obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant in the ABL Credit Agreement that may be deemed to occur in relation to the going concern explanatory paragraph contained in the audit report on Kodak’s financial statements as of and for the year ended December 31, 2019. There can be no assurance that Kodak will be able to obtain such a waiver if a going concern explanatory paragraph is contained in the audit report with respect to Kodak’s annual financial statements for future years.  In the absence of such a waiver, the agent or lenders under the ABL Credit Agreement may take the position that such explanatory paragraph constitutes a default under the reporting covenant in the ABL Credit Agreement.  For more information on the reporting covenants under the Credit Agreements and the potential impact of the explanatory paragraph in the audit report refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

Kodak may require additional capital funding and such capital may not be available to it and/or may be limited.

Because of Kodak’s current non-investment grade credit rating and financial condition, and/or general conditions in the financial and credit markets, its access to the capital markets is limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost.  The Company has issued approximately $80 million and $85 million of letters of credit under the ABL Credit Agreement as of December 31, 2019 and 2018, respectively.  The maturity date of the ABL Credit Agreement is May 26, 2021.  Upon the earlier of the maturity date or the termination of the revolving credit commitments under the ABL Credit Agreement, the obligations thereunder will become due and the Company will need to provide alternate collateral in place of the letters of credit issued under the ABL Credit Agreement.

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

•	its ability to generate positive cash flow;
•	its ability to consummate monetization transactions including asset sales;
•	its requirements for posting collateral under various commercial agreements;
•	its credit ratings;

•	its long-term business prospects; and
•	general economic and capital market conditions.

Kodak may not be successful in obtaining additional capital for these or other reasons. An inability to access capital is likely to limit its ability to meet its operating needs and, as a result, may have a material adverse effect on its financial condition, results of operations and cash flows.  In particular, Kodak does not have committed refinancing or the liquidity to meet the debt obligations under the Convertible Notes and ABL Credit Agreement or the redemption obligations under the Series A Preferred Stock if they were to become due in accordance with their current terms, and there are no assurances Kodak will be able to amend, extend, refinance or repay the loans under the Convertible Notes, the redemption obligations under the Series A Preferred Stock or, as necessary, its obligations under the ABL Credit Agreement before they become due.  If Kodak is unable to amend, extend or refinance the obligations under the Convertible Notes, ABL Credit Agreement or Series A Preferred Stock before they become due, its ability to continue as a going concern would likely be impaired.

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

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment and Eligible Cash less specified reserves as described in Note 9, “Debt and Finance Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past four years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.  If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $80 million of outstanding letters of credit and the $15 million of Excess Availability required under the ABL Credit Agreement,  the Company would be required to increase restricted cash deposited in the Eligible Cash account or remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.  Additional cash deposited in the Eligible Cash account would be classified as restricted cash and would not be available to support ongoing working capital and investment needs.

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

•	adverse economic or industry conditions may have more of a negative impact.

The Company cannot be sure cash generated from its business will be as high as it expects, or its expenses will not be higher than it expects. Because a portion of its expenses are fixed in any given year, its operating cash flow margins are highly dependent on revenues, which are largely driven by customer demand. A lower amount of cash generated from its business or higher expenses than expected, when coupled with its debt obligations, could adversely affect its ability to fund its operations.

Risks Related to the Company’s Common Stock

The conversion of the Convertible Notes or the Company’s Series A Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 314.9785 shares of common stock per $1,000 principal amount of Convertible Notes, and the 2,000,000 outstanding shares of the Company’s Series A Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 5.7471 shares of common stock per share of Series A Preferred Stock.  As a result of the conversion of any issued and outstanding Convertible Notes or Series A Preferred Stock, the Company’s existing shareholders will own a smaller percentage of its outstanding common stock. Based on the capitalization of the Company as of December 31, 2020, the conversion of all Convertible Notes would result in the issuance to holders thereof of approximately 42% of the outstanding common stock after giving effect to such conversion, the conversion of all shares of the Series A Preferred Stock would result in the issuance to holders thereof of approximately 21% of the outstanding common stock after giving effect to such conversion, and the conversion of all Convertible Notes and all shares of the Series A Preferred Stock would result in the issuance to holders thereof of approximately 50% of the outstanding common stock after giving effect to such conversion.  Further, additional shares of common stock may be issuable pursuant to certain other features of the Convertible Notes and Series A Preferred Stock, with such issuances being further dilutive to existing holders of common stock.

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

Also, whenever dividends on the Series A Preferred Stock are in arrears for six or more dividend periods, the holders of Series A Preferred Stock (voting with holders of all other classes of preferred stock of the Company whose voting rights are then exercisable) are entitled to vote for the election of two additional directors at the Company’s next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside (during which time the number of directors the current holders of Series A Preferred Stock are entitled to nominate under the Purchase Agreement will be reduced by two). As a result, the presence of directors on the Board nominated by the current holders of Series A Preferred Stock or elected by the holders of Series A Preferred Stock would enable such current holders or the holders of Series A Preferred Stock to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board. As of February 1, 2020, the Company is in arrears for four dividend payments.

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

If such a transaction, in combination with other transactions including the issuance of the Series A Preferred Stock and Convertible Notes, the conversion of such securities, the redemption, refinancing, extension or amendment of the Series A Preferred Stock, or future issuances of securities by the Company, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially.  For more information on the Company’s tax attributes refer to Note 18, “Income Taxes”.  The interests of the holders of the securities registered for resale may not always coincide with the interests of the other holders of our common stock.

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

Kodak owns 12 million square feet and leases, as a lessee, approximately 1 million square feet of space that includes administrative, research and development, manufacturing and marketing facilities in several worldwide locations.  Out of the owned space, Kodak leases out approximately 1 million square feet to third party tenants.  The leases are for various periods and are generally renewable.

Kodak’s principal manufacturing facilities, by segment, are listed below.  Properties in a location may be shared by all segments operating in that location.

Enterprise Inkjet Systems	Print Systems	Kodak Software
Rochester, New York, USA	Rochester, New York, USA	Vancouver, Canada
Dayton, Ohio, USA	Columbus, Georgia, USA	(software development)
Shanghai, China	Osterode, Germany	Shanghai, China
Gunma, Japan
Brand, Film and Imaging	Shanghai, China	Advanced Materials and
Rochester, New York, USA	Vancouver, Canada	3D Printing Technology
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

The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2019, Kodak’s Brazilian operations maintained accruals of approximately $3 million for claims aggregating approximately $149 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

None.

INFORMATION ABOUT ITS EXECUTIVE OFFICERS

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

Name	Age	Positions Held
James V. Continenza	57	Executive Chairman
David E. Bullwinkle	45	Chief Financial Officer and Senior Vice President
Roger W. Byrd	54	General Counsel, Secretary and Senior Vice President
John O'Grady	56	Vice President
Eric H. Samuels	52	Chief Accounting Officer and Corporate Controller
Terry R. Taber	65	Vice President
Randy D. Vandagriff	57	Vice President

The executive officers' biographies follow:

James V. Continenza

Jim Continenza leads the transformation of Kodak as Executive Chairman. He was appointed to that position by the Board of Directors on February 20, 2019. Continenza joined the Board of Directors of Kodak in April 2013 and became Chairman of the Board in September 2013.

Continenza brings a proven track record of guiding leading technology companies through transformations. Since September 2012, Continenza has served as the Chairman and Chief Executive Officer of Vivial, Inc., a privately-held marketing technology and communications company. He has also held leadership roles at STi Prepaid, LLC, a telecommunications company; Anchor Glass Container Corp., a leading manufacturer of glass containers; Teligent, Inc., a provider of communications services including voice, data, and internet access; Lucent Technologies Product Finance, a global leader in telecom equipment; and AT&T.

In addition to his management experience, Continenza currently serves on the board of Cenveo Corporation, an industry leader in transformative publishing solutions, and on the board of Merrill Corporation LLC.  He has also served on the boards of NII Holdings, Inc., Tembec, Inc. and Neff Corporation. He also serves or has served on the boards of a number of private companies.

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

Roger W. Byrd

Roger Byrd was appointed General Counsel, Secretary and Senior Vice President of Kodak in January 2019. He is responsible for leading the company's global legal function and for providing legal guidance to senior leadership and the Board of Directors. He also oversees the corporate development function.  Byrd reports to Executive Chairman Jim Continenza.

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

Prior to joining Kodak, Byrd was a Partner at Nixon Peabody LLP.  During his 23-year career at Nixon Peabody, he represented a broad range of clients in connection with a variety of M&A, financing and other corporate transactions. Byrd also served as General Counsel at Choice One Communications, Inc. from 2005 – 2006, a competitive local exchange carrier.

Byrd received a B.S. degree in accounting from Bob Jones University and a J.D. from Duke University School of Law.

John O’Grady

Effective January 2020, John O’Grady is Senior Vice President of Print, with senior responsibilities relating to the Traditional Printing segment.  He reports to Executive Chairman Jim Continenza.

From April 24, 2018 to January 2020, O’Grady was President, Print Systems Division, which served graphic arts and commercial print customers with printing plates, computer to plate imaging solutions, electrophotographic printing solutions, OEM toner, and equipment services. From December 1, 2017 to April 24, 2018, O’Grady was President of Consumer Imaging Division.  In this role, he was responsible for motion picture and commercial films, synthetic chemicals, and consumer products, including products from Kodak brand licensees. From January 2016 to December 2017, O’Grady was General Manager, Worldwide Sales, Print Systems Division, responsible for managing the sales, service and regional marketing for the Print Systems Division on a worldwide basis in addition to the go-to-market back office operations for Kodak.  From January 2015 to December 2015, O’Grady was Managing Director of the Europe, United States and Canada, Australia and New Zealand (EUCAN) Region.  From December 2010 to December 2014, he was Managing Director, U.S. & Canada Region.  From December 2008 to December 2010, O’Grady was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl, and from May 2007 to December 2008, he was Managing Director, EAMER, Consumer Businesses.  O’Grady has served as a corporate vice president since March 2007, including as a senior vice president from August 2016 through February 2020.

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

Terry R. Taber, PhD

Terry Taber has served as Kodak’s Chief Technical Officer since January 2009.  Effective January 2020, he is Senior Vice President of Advanced Materials and Chemicals, with senior responsibilities relating to that segment. He reports to Executive Chairman Jim Continenza.

From May 1, 2017 to January 2020, Taber was President of the Advanced Materials and 3D Printing Technology Division which contained the research laboratories and included licensing as well as new business development activities related to Kodak’s patents and proprietary technology, and focused on opportunities in smart material applications, printed electronics markets and 3D printing materials.

From January 1, 2015 to May 1, 2017, Taber was President of the Intellectual Property Solutions Division.  From January 2007 to December 2008 he was the Chief Operating Officer of Kodak’s Image Sensor Solutions (“ISS”) business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets, and prior to Terry’s role with ISS, he held a series of senior positions in Kodak’s research and development and product organizations.  Taber has served as a corporate vice president since December 2008, including as a senior vice president from December 2010 through February 2020.

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

Randy D. Vandagriff

Effective January 2020, Randy D. Vandagriff is Senior Vice President of Print, with senior responsibilities relating to the Digital Print segment. He reports to Executive Chairman Jim Continenza.

From May 1, 2017 to January 2020, Vandagriff was President, Enterprise Inkjet Systems Division, responsible for delivering commercial inkjet technology, printers and solutions to the market. Vandagriff has spent his 37-year career innovating inkjet technology for the printing market. From January 2004 to August 2012, Vandagriff was Vice President, Research and Development for Kodak Versamark, responsible for leading a worldwide R&D organization responsible for developing four generations of inkjet technologies and delivering industry-leading performance, including Kodak Stream and ULTRASTREAM inkjet technologies. From January 2015 to May 2017, Vandagriff led the Kodak Creo Server business located in Tel Aviv, Israel.  He has served as a corporate vice president since May 2017.

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

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KODK”.

There were 2,317 shareholders of record of common stock on December 31, 2019.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2019 or 2018.

Dividends for common shareholders may be restricted under Kodak’s ABL Credit Agreement, the Convertible Notes and the Series A Preferred Stock.  Refer to Note 9, “Debt and Finance Leases,” and Note 10, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2019 (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum That May Be Purchased under the Plans or Programs
October 1 through 31, 2019	—	—	N/A	N/A
November 1 through 30, 2019	1,383	3.37	N/A	N/A
December 1 through 31, 2019	—	—	N/A	N/A
Total	1,383	3.37

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)	Kodak does not have a publicly announced repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA

Kodak is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the years ended December 31, 2019 and 2018.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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
•

Kodak’s ability to effect strategic transactions, such as divestitures, acquisitions, strategic alliances and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions; and

•	The impact on Kodak of the global economic environment or medical epidemics such as the recent coronavirus outbreak.

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

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions.  The Brand, Film and Imaging segment has three goodwill reporting units, Motion Picture and Industrial Chemicals and Films; Consumer Products; and Kodak Technology Solutions and Kodak Services for Business.  The Enterprise Inkjet Systems segment, Kodak Software segment, Advanced Materials and 3D Printing Technology segment and Eastman Business Park segment all have one goodwill reporting unit.  As of December 31, 2019, goodwill is recorded in the Kodak Software and Consumer Products reporting units.

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

Kodak performed a quantitative test of impairment for all reporting units for its annual goodwill impairment test as of December 31, 2019.  Kodak utilized the discounted cash flow method and guideline public company method to estimate the fair value of reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from January 1, 2020 to December 31, 2024 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 13% to 55% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value was included for all reporting units, except Kodak Technology Solutions and Kodak Services for Business, at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate.  The terminal value was calculated using either the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period or the H-model, which assumes the growth during the terminal period starts at a higher rate and declines in a linear manner over a specified transition period toward a stable growth rate.

Based upon the results of Kodak’s December 31, 2019 analysis, Kodak concluded that the fair value of the reporting units substantially exceeded their carrying values, therefore no impairment of goodwill was indicated.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Kodak performed its annual test of impairment for the Kodak trade name as of December 31, 2019.  The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from January 1, 2020 to December 31, 2024, including a terminal year with growth rates ranging from -3% to 2.5%; (b) an after-tax royalty rate of 0.4% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 17% to 30%, which were based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s December 31, 2019 assessment, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $4 million.  Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount rates or royalty rates.  A one percent increase in the discount rate and a 10 percent miss in expected revenues would impact the fair value of the Kodak trade name by $3 million.

Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  When evaluating long-lived assets for impairment, the carrying value of an asset group is compared to its estimated undiscounted future cash flows.  An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group.  The impairment is the excess of the carrying value over the fair value of the long-lived asset group.  Kodak recorded a $2 million pre-tax impairment charge related to one building no longer in use.

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

Series A Preferred Stock and Convertible Notes Embedded Conversion Features and Term Extension Derivatives

On November 15, 2016, the Company issued 2,000,000 shares of Series A Preferred Stock no par value per share.  On May 24, 2019, the Company issued $100 million aggregate principal amount of Convertible Notes.  The Company concluded that the Series A Preferred Stock and Convertible Notes are considered more akin to debt-type instruments and that the economic characteristics and risks of the embedded conversion features and term extension at the Company’s option (in the case of the Convertible Notes), except where the conversion price is increased to the liquidation preference in the case of the Series A Preferred Stock, were not considered clearly and closely related to the Series A Preferred Stock or the Convertible Notes.  Accordingly, these embedded features were bifurcated from the Series A Preferred Stock and Convertible Notes and separately accounted for on a combined basis at fair value as two single derivatives.  The Company allocated $43 million of the net Series A Preferred Stock proceeds to the Series A Preferred Stock derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The Company allocated $14 million of the net Convertible Notes proceeds to the Convertible Notes derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the original carrying value of the Convertible Notes.  The derivatives are being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations. The fair value of the Series A Preferred Stock derivative as of December 31, 2019 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  The fair value of the Series A Preferred Stock derivative as December 31, 2018 was an asset of $4 million and is included within Other long-term assets in the accompanying Consolidated Statement of Financial Position.  The fair value of the Convertible Notes derivative as of December 31, 2019 was a liability of $51 million and is included within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

The following tables present the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives:

Convertible Notes:

	Valuation Date
		May 24,
	December 31,	2019
	2019	(Inception)
Total value of embedded derivative liability (in millions)	$51	$14
Kodak's closing stock price	4.65	2.31
Expected stock price volatility	104.61%	92.48%
Risk free rate	1.58%	2.13%
Yield on the convertible notes	11.52%	11.98%

Series A Preferred Stock:

	Valuation Date
	December 31,
	2019	2018
Total value of embedded derivative liability (asset) (in millions)	$1	$(4)
Kodak's closing stock price	4.65	2.55
Expected stock price volatility	104.61%	95.55%
Risk free rate	1.58%	2.46%
Yield on the preferred stock	16.27%	23.77%

The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Convertible Notes or Series A Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their initial maturity date or Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion values reduce the value of the embedded conversion features and term extension option derivative liability.  Other than events which alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time. The Fundamental Change and Reorganization Conversion value for the Series A Preferred Stock exceeded the value of the Optional Conversion and Mandatory Conversion values at December 31, 2018 resulting in the derivative being reported as an asset.

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2019, Kodak has net deferred tax assets before valuation allowances of approximately $955 million and a valuation allowance related to those net deferred tax assets of approximately $821 million, resulting in net deferred tax assets of approximately $134 million.  The net deferred tax assets can be used to offset taxable income in future periods and reduce Kodak’s income tax payable in those future periods.  At this time, it is considered more likely than not that taxable income in the future will be sufficient to allow realization of these net deferred tax assets.  However, if Kodak is unable to generate sufficient taxable income, then a valuation allowance to reduce net deferred tax assets may be required, which could materially increase expenses in the period the valuation allowance is recognized.  Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  Kodak considers both positive and negative evidence in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three-year cumulative income positions. During 2019 and 2018, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced sales volumes and profits in locations outside the U.S. and accordingly recorded a provision of $19 million and $15 million, respectively, associated with the establishment of a valuation allowance on those deferred tax assets.  Additionally, during 2018, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would be realized as a result of increased profits in a location outside the U.S. and accordingly recorded a benefit of $4 million associated with the release of a valuation allowance on those deferred tax assets.

Kodak may be able to make the determination that the realization of deferred tax assets in certain foreign jurisdictions is more likely than not in the future.  Kodak will continue to evaluate whether valuation allowances are needed, at a jurisdictional level, in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods with respect to one or more jurisdictions to reach a conclusion that all or part of the valuation allowance with respect to such jurisdictions could be reversed.

Utilization of net operating losses (“NOL”) and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of five percent stockholders in Kodak’s stock by more than 50 percentage points over a three-year testing period.  The Company has a relatively high concentration of stockholders that hold five percent or more of the outstanding stock.  Future transactions, when combined with reported transactions within the testing period, could aggregate an ownership change during the testing period in excess of 50 percentage points.  A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S.  As of December 31, 2019, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $753 million and unused foreign tax credits of $355 million.  Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Kodak has deferred tax liabilities of $19 million and $22 million for potential taxes on undistributed earnings, including foreign withholding taxes, as of December 31, 2019 and 2018, respectively.

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

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense.  Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets.   At December 31, 2019, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.1 billion and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.3 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies.  The weighted average EROA used to determine the 2019 net pension expense for major U.S. and non-U.S. defined benefit pension plans was 6.50% and 3.46%, respectively.

Generally, Kodak bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date.  Specifically, for its U.S., Canadian, Euro-zone and UK plans, Kodak determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve.  For Kodak's U.S. plans, the Citigroup Above Median Pension Discount Curve is used.  For Kodak’s other non-U.S. plans, discount rates are determined by comparison to published local high-quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

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

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2020 and the projected benefit obligation (“PBO”) at December 31, 2019 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2020 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2019 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$4	$—	$76	$24
25 basis point increase in discount rate	(4)	—	(73)	(23)
25 basis point decrease in EROA	8	2	N/A	N/A
25 basis point increase in EROA	(8)	(2)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit pension plan in the U.S. was $89 million for 2019 and is expected to be approximately $90 million in 2020.  Pension income from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $1 million for 2019 and is projected to be less than $1 million in 2020.

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

OVERVIEW

Revenue declined $78 million (6%) from 2018 to 2019.  Currency impacted revenue unfavorably in 2019 compared to 2018 ($27 million).

The film industry and segments within the print industry face competition from digital substitution.  Kodak’s strategy is to:

•

Focus product investment in core competency areas of print and advanced materials, leveraging Kodak’s proprietary technologies to deliver technologically advanced products in the product goods packaging, graphic communications, and functional printing markets;

•	Grow revenues through a focus on customers across Kodak’s print divisions, increasing overall share;
•	Promote the use of film and expand the applications of Kodak’s film and chemicals to best utilize the existing infrastructure; and
•	Continue to streamline processes to drive cost reductions and improve operating leverage.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Kodak has eliminated current debt service requirements by paying down the First Lien Term Credit Agreement using proceeds from the sale of the Flexographic Packaging segment (“FPD”) and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.  However, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from selling and leasing underutilized assets and focusing investment in core competency areas.

•

Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.

Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies are expected to mitigate the impact on earnings from revenue declines.  Print Systems’ revenues accounted for 67% of Kodak’s total revenues in 2019.  Print Systems revenues declined $60 million in 2019.  Excluding licensing revenue ($13 million) from a strategic relationship established with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) in the People’s Republic of China (refer to Note 30, “Assets Held for Sale”), Print Systems revenue declined $73 million (8%) in 2019 including the unfavorable impact of currency ($21 million).  Despite the revenue declines, segment earnings improved $13 million from 2018 to 2019 including the favorable impact of currency ($3 million), reflecting the HuaGuang license revenue and cost reductions partially offset by volume and pricing declines.

•

In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and direct sale press products that widen its reach into applications for packaging and décor and expand the substrate range to include plastics.  Enterprise Inkjet Systems’ revenue declined $8 million in 2019.  Segment earnings declined $9 million from 2018 to 2019 driven by equipment inventory write-downs due to more aggressive pricing in PROSPER systems intended to drive higher consumables volumes in the future.

•	The Kodak Software segment’s revenue declined $9 million (14%) in 2019 primarily reflecting volume declines.

•

Brand, Film and Imaging revenue was relatively flat, declining $1 million from 2018 to 2019.  The segment loss improved $9 million (41%) through cost improvements from 2018 to 2019.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

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

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2019	2018
(in millions)
Print Systems	$836	$896
Enterprise Inkjet Systems	128	136
Kodak Software	56	65
Brand, Film and Imaging	209	210
Advanced Materials and 3D Printing Technology	3	4
Eastman Business Park	10	9
Consolidated total	$1,242	$1,320

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2019	2018
Print Systems	$41	$28
Enterprise Inkjet Systems	(5)	4
Kodak Software	2	7
Brand, Film and Imaging	(13)	(22)
Advanced Materials and 3D Printing Technology	(12)	(12)
Eastman Business Park	(1)	(4)
Depreciation and amortization	(55)	(70)
Restructuring costs and other	(16)	(17)
Stock-based compensation	(7)	(6)
Consulting and other costs (1)	(7)	(14)
Idle costs (2)	(5)	(3)
Former CEO separation agreement compensation	(2)	—
Other operating expense, net, excluding income from transition services agreement (3)	(22)	(9)
Interest expense (4)	(16)	(9)
Pension income excluding service cost component (4)	104	131
Other charges, net (4)	(46)	(17)
Consolidated loss from continuing operations before income taxes	$(60)	$(13)

(1)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives, including the divestiture of FPD and debt refinancing.

(2)

Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$6 million of income from the transition services agreement with the purchaser of FPD (“Purchaser”) was recognized in the year ended December 31, 2019.  The income was reported in Other operating expense, net in the Consolidated Statement of Operations. Other operating expense, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Kodak increased workers’ compensation reserves by approximately $3 million in 2019, primarily due to changes in discount rates.  The increase in reserves impacted gross profit by approximately $2 million and SG&A by approximately $1 million.   Kodak reduced workers’ compensation reserves by approximately $5 million in 2018 due to changes in discount rates and reduction in estimated ultimate losses. The reduction in reserves impacted gross profit by approximately $3 million and SG&A by approximately $2 million.

2020 Segments

Change in Segments

Effective in January 2020 Kodak changed its organizational structure.  Prepress Solutions, formerly part of the Print Systems segment, will operate as a separate segment named the Traditional Printing segment. Electrophotographic Printing Solutions, formerly part of the Print Systems segment, will be combined with the Enterprise Inkjet Systems segment and Kodak Software segment to form the Digital Print segment.  The Brand, Imaging and Film segment, except for the licensing of the Kodak brand to third parties, will be combined with the Advanced Materials and 3D Printing segment to form the Advanced Materials and Chemicals segment.  The licensing of the Kodak brand to third parties will operate as a separate segment named the Brand segment.  The Eastman Business Park segment will no longer be a reportable segment.

RESULTS OF OPERATIONS

	Year Ended December 31,	% of	Year Ended December 31,	% of	$ Change vs.
	2019	Sales	2018	Sales	2018
Revenues	$1,242		$1,320		(78)
Cost of revenues	1,060		1,140		(80)
Gross profit	182	15%	180	14%	2
Selling, general and administrative expenses	211	17%	224	17%	(13)
Research and development costs	42	3%	48	4%	(6)
Restructuring costs and other	16	1%	17	1%	(1)
Other operating expense, net	15	1%	9	1%	6
Loss from continuing operations before interest expense, pension income excluding service cost component, other charges, net and income taxes	(102)	(8%)	(118)	(9%)	16
Interest expense	16	1%	9	1%	7
Pension income excluding service cost component	(104)	(8%)	(131)	(10%)	27
Other charges, net	46	4%	17	1%	29
Loss from continuing operations before income taxes	(60)	(5%)	(13)	(1%)	(47)
Provision (benefit) from income taxes	31	2%	(4)	(0%)	35
Loss from continuing operations	(91)	(7%)	(9)	(1%)	(82)
Earnings (loss) from discontinued operations, net of income taxes	207	17%	(7)	(1%)	214
NET EARNINGS (LOSS)	$116	9%	$(16)	(1%)	132

Revenues

For the year ended December 31, 2019, revenues decreased by approximately $78 million compared with the same period in 2018.  Volume and pricing declines partially offset by favorable product mix within Print Systems ($40 million and $12 million, respectively), volume declines in Kodak Software ($8 million) and Enterprise Inkjet Systems ($7 million) and unfavorable foreign currency ($27 million) drove the decline.  Intellectual property licensing revenue of $13 million related to the HuaGuang relationship positively impacted results.  See segment discussions for additional details.

Gross Profit

Gross profit for 2019 increased by approximately $2 million. The increase reflected intellectual property licensing revenue of $13 million related to the HuaGuang relationship and cost improvements across film manufacturing ($6 million), lower aluminum costs ($7 million), refunds of aluminum tariffs paid by Kodak in the last half of 2018 in Print Systems ($2 million) and lower depreciation and amortization expense ($15 million).  The improvements were offset by lower volume and unfavorable pricing and product mix in Print Systems ($19 million), volume declines in Kodak Software ($5 million) and Enterprise Inkjet Systems ($3 million), unfavorable manufacturing costs and equipment inventory write-downs in Enterprise Inkjet Systems ($6 million), declines in Consumer Inkjet Systems ($3 million) and unfavorable foreign currency ($2 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A for 2019 decreased $13 million primarily due to lower investment in selling and marketing activities in Print Systems ($7 million) and lower consulting and project costs ($7 million) partially offset by $2 million of compensation included in the former CEO separation agreement.

Research and Development Costs

Consolidated R&D expenses decreased $6 million in 2019 primarily due primarily due to the reduced level of investment across the segments.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of revenues, are discussed under the "RESTRUCTURING COSTS AND OTHER" section in this MD&A.

Other Operating Expense, Net

For details, refer to Note 16, “Other Operating Expense, Net.”

Other Charges, Net

For details, refer to Note 17, “Other Charges, Net.”

Interest Expense

Interest expense of $7 million and $27 million was allocated to discontinued operations for the years ended December 31, 2019 and 2018, respectively.

Pension Income

For details, refer to Note 20, “Retirement Plans.”

Benefit from Income Taxes

For details, refer to Note 18, “Income Taxes.”

Discontinued Operations

Discontinued operations of Kodak include the Flexographic Packaging segment.  Refer to Note 29, “Discontinued Operations” in the Notes to Financial Statements for additional information.

PRINT SYSTEMS SEGMENT

	Year Ended December 31,
	2019	2018	$ Change
Revenues	$836	$896	$(60)

Operational EBITDA	41	28	13
Operational EBITDA as a % of revenues	5%	3%

Revenues

The decrease in Print Systems revenues of approximately $60 million primarily reflected volume and pricing declines ($29 million and $12 million, respectively) in Prepress Solutions consumables, volume declines and unfavorable pricing in Electrophotographic Printing Solutions consumables and service ($6 million and $5 million, respectively), volume declines in Prepress Solutions equipment ($3 million), unfavorable product mix in Electrophotographic Printing Solutions equipment ($2 million) and unfavorable foreign currency ($21 million) partially offset by the intellectual property licensing revenue related to the HuaGuang relationship ($13 million) and favorable product mix in Prepress Solutions equipment ($7 million).

Operational EBITDA

The increase in Print Systems Operational EBITDA of approximately $13 million reflects the intellectual property licensing revenue related to the HuaGuang relationship ($13 million), lower investment in sales and marketing activities ($7 million), lower manufacturing costs ($5 million) in Electrophotographic Printing Solutions, lower aluminum costs ($7 million), refunds of aluminum tariffs which were paid by Kodak in the last half of 2018 ($2 million) and the favorable impact of currency ($3 million) partially offset by volume and pricing declines ($3 million and $12 million, respectively) in Prepress Solutions consumables, unfavorable manufacturing costs in Prepress Solutions driven largely by the lower volumes ($6 million) and unfavorable pricing in Electrophotographic Printing Solutions consumables and service ($5 million).

During 2018 U.S. tariffs imposed on aluminum purchases were included as part of the cost of printing plates sold.  In January 2019, Kodak received retroactive exemptions on U.S. tariffs for aluminum.  Due to the exemptions, all aluminum tariffs paid by Kodak in prior periods have been recognized as a cost reduction in the current period.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Year Ended December 31,
	2019	2018	$ Change
Revenues	$128	$136	$(8)

Operational EBITDA	(5)	4	(9)
Operational EBITDA as a % of revenues	-4%	3%

Revenues

The decrease in Enterprise Inkjet Systems revenues of approximately $8 million primarily reflected lower volume of VERSAMARK service and consumables ($8 million) due to declines in the installed base of VERSAMARK systems, lower volume of PROSPER components ($4 million), and the unfavorable impact of currency ($2 million) partially offset by higher volume of PROSPER service and consumables ($4 million), PROSPER systems ($1 million) and favorable pricing of VERSAMARK service and consumables ($1 million).

Operational EBITDA

The decrease in Enterprise Inkjet Systems Operational EBITDA of $9 million was primarily driven by equipment inventory write-downs due to pricing declines in PROSPER systems ($4 million), lower volume of PROSPER components ($2 million), lower volume of VERSAMARK service and consumables ($2 million) due to declines in the installed base of VERSAMARK systems, unfavorable manufacturing costs ($2 million) and the unfavorable impact of currency ($1 million) partially offset by volume improvements in PROSPER service and consumables ($2 million) and a lower level of investment in R&D activities ($2 million).

KODAK SOFTWARE SEGMENT

	Year Ended December 31,
	2019	2018	$ Change
Revenues	$56	$65	$(9)

Operational EBITDA	2	7	(5)
Operational EBITDA as a % of revenues	4%	11%

Revenues

The decrease in Kodak Software revenues of approximately $9 million was due to lower volume ($8 million) and the unfavorable impact of currency ($1 million).

Operational EBITDA

The decrease in Kodak Software Operational EBITDA of $5 million was due to volume declines.

BRAND, FILM AND IMAGING SEGMENT

	Year Ended December 31,
	2019	2018	$ Change
Revenues	$209	$210	$(1)

Operational EBITDA	(13)	(22)	9
Operational EBITDA as a % of revenues	-6%	-10%

Revenues

The decrease in Brand, Film and Imaging revenues of approximately $1 million reflected volume declines in Consumer Inkjet Systems ($6 million) driven by lower sales of ink to the existing installed base of printers and unfavorable foreign currency ($3 million) partially offset by favorable volume in Motion Picture ($6 million).  Motion Picture revenues may fluctuate due to the timing and mix of products required for major studio productions.

The unfavorable impact from exiting a significant industrial film component supply agreement ($12 million) was offset by volume improvements in professional and consumer still photographic film ($10 million).  One Industrial Film and Chemicals customer of professional and consumer still photographic film and chemicals represented approximately 20 percent of the total Brand, Film and Imaging revenues in 2019.  Price increases on professional and consumer still photographic film have been implemented in 2020.

Operational EBITDA

Brand, Film and Imaging Operational EBITDA improved approximately $9 million primarily reflecting cost improvements across film manufacturing ($6 million), improved volume in Motion Picture ($1 million) and SG&A and R&D reductions ($2 million) partially offset by declines in Consumer Inkjet Systems ($3 million) driven by lower sales of ink to the existing installed base of printers.

ADVANCED MATERIALS AND 3D PRINTING TECHNOLOGY SEGMENT

	Year Ended December 31,
	2019	2018	$ Change
Revenues	$3	$4	$(1)

Operational EBITDA	(12)	(12)	—
Operational EBITDA as a % of revenues	-400%	-300%

Advanced Materials and 3D Printing Technology Operational EBITDA remained flat primarily reflecting lower revenues offset by a reduced level of investment in R&D ($1 million).

EASTMAN BUSINESS PARK SEGMENT

	Year Ended December 31,
	2019	2018	$ Change
Revenues	$10	$9	$1

Operational EBITDA	(1)	(4)	3
Operational EBITDA as a % of revenues	-10%	-44%

Eastman Business Park Operational EBITDA improved by $3 million compared to the prior year period primarily due to improved operating costs and higher revenues ($1 million).

RESTRUCTURING COSTS AND OTHER

2019

Restructuring actions taken in 2019 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, research and development, and other administrative functions.

As a result of these actions, for the year ended December 31, 2019 Kodak recorded $16 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $9 million for the year ended December 31, 2019.

The restructuring actions implemented in 2019 are expected to generate future annual cash savings of approximately $22 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $6 million, $15 million and $1 million, respectively.  Kodak expects the majority of the annual savings to be in effect by the end of the third quarter of 2020 as actions are completed.

2018

For the year ended December 31, 2018 Kodak recorded $17 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Kodak is facing liquidity challenges due to operating losses and low or negative cash flow from operations.  Cash flow from operations in the current year benefited from working capital improvements and individual transactions which occurred during the year.  Kodak has eliminated current debt service requirements by paying down the loans under the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”) using proceeds from the sale of Kodak’s Flexographic Packaging business (“FPD”) and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.  The Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  The current cash balance outside of China, recent trend of low or negative operating cash flow, maturity and redemption dates in 2021 of the Convertible Notes and Series A Preferred Stock and lack of certainty regarding a sustainable return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

Refer to the Going Concern section of Note 1, “Summary of Significant Accounting Policies”, Note 9, "Debt and Finance Leases," and Note 10, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion of long-term debt and convertible preferred shares.

Kodak has already experienced some disruptions in its manufacturing and logistics operations due to the coronavirus outbreak.  The full extent to which the coronavirus outbreak impacts its results will depend on future developments, which are highly uncertain and cannot be predicted at the time of this filing, including new information which may emerge concerning the severity of the coronavirus and the actions taken to contain the virus or treat its impact, among others. Complications from the coronavirus outbreak could have a material adverse effect on the continuity of our business operations and our results of operations and financial position, particularly if such complications have an extended duration.

	As of December 31,
(in millions)	2019	2018
Cash, cash equivalents, restricted cash and cash in assets held for sale	$290	$267

Cash Flow Activity

	Year Ended December 31,
(in millions)	2019	2018	Year-Over-Year Change
Cash flows from operating activities:
Net cash provided by (used in) in operating activities	$12	$(62)	$74
Cash flows from investing activities:
Net cash provided by (used in) investing activities	311	(22)	333
Cash flows from financing activities:
Net cash used in financing activities	(298)	(11)	(287)
Effect of exchange rate changes on cash and restricted cash	(2)	(7)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	$23	$(102)	$125

Operating Activities

Net cash provided by (used in) operating activities improved $74 million for the year ended December 31, 2019 as compared with the prior year primarily due to lower cash spend on inventory, higher build of accounts payable (including the impact of a supply contract entered into as part of the agreement with HuaGuang), the allocation of $10 million of the proceeds from the divestiture of FPD as consideration for a brand license, the allocation of $13 million of the proceeds from entering the relationship with HuaGuang as consideration for an intellectual property license, the receipt of a $15 million prepayment for transition services, products, and other services as a part of the divestiture of FPD partially offset by lower cash operating earnings.

Investing Activities

Net cash provided by (used in) investing activities improved $333 million for the year ended December 31, 2019 as compared to the prior year due to the proceeds from the sale of FPD and reduced capital spend.

Financing Activities

Net cash used in financing activities increased $287 million in the year ended December 31, 2019 as compared to the prior year driven by the repayment of the loans under the Term Credit Agreement partially offset by the issuance of the Convertible Notes.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement.  The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At December 31, 2019 and 2018, approximately $72 million and $117 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $161 million and $131 million, respectively, of cash, cash equivalents and cash in assets held for sale were held outside the U.S.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.  As of December 31, 2019 and 2018 outstanding intercompany loans to the U.S. were $408 million and $390 million, respectively, which includes short-term intercompany loans of $110 million and $92 million. In China, where approximately $89 million and $72 million, respectively, of cash and cash equivalents were held as of December 31, 2019 and 2018, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the ABL Credit Agreement, the Company is permitted to invest up to $100 million at any time in subsidiaries and joint ventures that are not party to the ABL Credit Agreement.

On April 16, 2019, the Purchaser paid Kodak $15 million in the U.S. as a prepayment for transition services and products and services to be provided by Kodak to the Purchaser.  Kodak provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfies its payment obligations to Kodak by utilizing its prepayment balance, Kodak can follow a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of December 31, 2019, the remaining prepayment balance was $3 million and the cash collateral supporting Kodak’s guaranty was $4 million.

On September 1, 2019 Kodak established a strategic relationship with HuaGuang in the People’s Republic of China.  The relationship is comprised of an agreement under which Kodak sold its shares of the Kodak (China) Graphic Communication Co. Ltd. entity which included the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang, a supply agreement for HuaGuang to help Kodak fulfill customer demand and a license agreement under which Kodak licensed its plates technology, including its Sonora Process Free plates technology, to HuaGuang with the intent of expanding the plates market in China.

Upon the establishment of the relationship, Kodak received net cash proceeds of $30 million, of which $13 million was received in the United States.  As part of the arrangement, Kodak established an escrow of $14 million in China to secure minimum payments required under the supply agreement.

Under the ABL Credit Agreement, if Excess Availability ($22 million as of December 31, 2019) falls below 12.5% of lender commitments ($18.75 million as of December 31, 2019), Kodak may, in addition to the requirement to be in compliance with a minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to continue to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, additional funding of Eligible Cash may be required.  Since Excess Availability was greater than 12.5% of lender commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of December 31, 2019 Fixed Charges (as defined in the ABL Credit Agreement) exceeded EBITDA by approximately $4 million, therefore the Fixed Charges Coverage Ratio was less than 1.0 to 1.0. (Refer to the Amended and Restated Credit Agreement section of Note 9, “Debt and Finance Leases”, for the definition of Excess Availability).

To ensure Excess Availability was greater than 12.5%, Kodak funded $22 million and $3 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of December 31, 2019 and 2018, which is classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

On January 27, 2020 Kodak exercised its right under the ABL Credit Agreement to permanently reduce lender commitments, reducing the commitments from $150 million to $120 million.  As a result, the minimum Excess Availability decreased to $15 million from the previous minimum of $18.75 million.

As a result of the Company’s credit ratings, the Company was required to provide $6 million in letters of credit to the issuers of certain surety bonds during the third quarter of 2018. As a result of the Company’s current credit ratings or a further ratings downgrade, the Company could be required to provide up to an additional $13 million of letters of credit to the issuers of the surety bonds in the future to fully collateralize the bonds.

Reporting requirements under the ABL Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit or other material qualification or exception, except for any such qualification or exception with respect to any indebtedness maturing within 364 days after the date of such financial statements, and that the opinion be reasonably acceptable to the agent. On March 6, 2020 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to have occurred in relation to the going concern explanatory paragraph in the 2019 Form 10-K audit report.

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $19 million relating to its defined benefit pension and postretirement benefit plans in 2019.  For 2020, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its defined benefit pension and postretirement plans are approximately $17 million.

Capital Expenditures

Cash flows from investing activities included $17 million for capital expenditures for the year ended December 31, 2019.  Kodak expects approximately $15 million to $25 million of cash flows for investing activities from capital expenditures for the year ended December 31, 2020.

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

Off-Balance Sheet Arrangements

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

Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2019 was not material to Kodak’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kodak is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flow for the years then ended, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2019 appearing under Item 15 (1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limitations on its ability to repatriate cash held outside the U.S. to other jurisdictions, experienced recent operating losses and negative cash flow from operations, redemption dates in 2021 for debt and preferred stock and significant cash requirements to fund ongoing operations and other obligations that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 17, 2020

We have served as the Company's auditor since at least 1924. We have not been able to determine the specific year we began serving as auditor of the Company.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2019	2018
Revenues
Sales	$979	$1,039
Services	263	281
Total net revenues	1,242	1,320
Cost of revenues
Sales	877	946
Services	183	194
Total cost of revenues	1,060	1,140
Gross profit	182	180
Selling, general and administrative expenses	211	224
Research and development costs	42	48
Restructuring costs and other	16	17
Other operating expense, net	15	9
Loss from continuing operations before interest expense, pension income excluding service cost component, other charges, net and income taxes	(102)	(118)
Interest expense	16	9
Pension income excluding service cost component	(104)	(131)
Other charges, net	46	17
Loss from continuing operations before income taxes	(60)	(13)
Provision (benefit) from income taxes	31	(4)
Loss from continuing operations	(91)	(9)
Earnings (loss) from discontinued operations, net of income taxes	207	(7)
NET EARNINGS (LOSS)	$116	$(16)

Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(2.58)	$(0.68)
Discontinued operations	4.81	(0.16)
Total	$2.23	$(0.84)

Number of common shares used in basic and diluted (loss) earnings per share	43.0	42.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2019	2018
NET (LOSS) EARNINGS	$116	$(16)

Other comprehensive loss, net:
Currency translation adjustments and other	6	(11)
Pension and other postretirement benefit plan obligation activity, net of tax	(12)	(9)
Other comprehensive income (loss), net attributable to Eastman Kodak Company	(6)	(20)
COMPREHENSIVE INCOME (LOSS), NET	$110	$(36)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$233	$233
Trade receivables, net of allowances of $8 and $9	208	232
Inventories, net	215	231
Restricted cash - current portion	12	8
Other current assets	36	39
Current assets held for sale	2	167
Total current assets	706	910
Property, plant and equipment, net of accumulated depreciation of $423 and $395, respectively	181	216
Goodwill	12	12
Intangible assets, net	47	58
Operating lease right-of-use assets	49	—
Restricted cash	45	11
Deferred income taxes	147	160
Other long-term assets	228	143
TOTAL ASSETS	$1,415	$1,510

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$153	$130
Short-term borrowings and current portion of long-term debt	2	396
Current portion of operating leases	12	—
Other current liabilities	201	209
Current liabilities held for sale	—	43
Total current liabilities	368	778
Long-term debt, net of current portion	109	5
Pension and other postretirement liabilities	378	379
Operating leases, net of current portion	48	—
Other long-term liabilities	231	178
Total liabilities	1,134	1,340

Commitments and contingencies (Note 12)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	182	173

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	604	617
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(79)	(200)
Accumulated other comprehensive loss	(417)	(411)
Total equity (deficit)	99	(3)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,415	$1,510

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2017	$—	$631	$(174)	$(391)	$(9)	57	$164
Net (loss) earnings	—	—	(16)	—	—	(16)	—
Adjustments due to ASU 2014-09	—	—	(10)	—	—	(10)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(11)	—	(11)	—
Pension and other postretirement liability adjustments	—	—	—	(9)	—	(9)	—
Series A preferred stock cash dividends	—	(11)	—	—	—	(11)	—
Series A preferred stock deemed dividends	—	(9)	—	—	—	(9)	9
Stock-based compensation	—	6	—	—	—	6	—
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173
Net earnings	—	—	116	—	—	116	—
Adjustments due to ASU 2016-02	—	—	5	—	—	5	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(12)	—	(12)	—
Series A preferred stock cash and accrued dividends	—	(11)	—	—	—	(11)	—
Series A preferred stock deemed dividends	—	(9)	—	—	—	(9)	9
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182

(1)	There are 60 million shares of no par value preferred stock authorized, 2 million of which have been issued.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$116	$(16)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	55	73
Pension and other postretirement income	(91)	(106)
Change in fair value of embedded conversion features derivative liability	42	—
Asset impairments	6	13
Stock based compensation	7	6
Non-cash changes in workers' compensation and legal reserves	3	(11)
Net gains on sales of businesses/assets	(201)	(13)
Provision for deferred income taxes	21	18
Decrease in trade receivables	21	12
Decrease (increase) in inventories	11	(9)
Increase (decrease) in trade accounts payable	25	(31)
Decrease in liabilities excluding borrowings	(10)	(31)
Other items, net	7	33
Total adjustments	(104)	(46)
Net cash provided by (used in) operating activities	12	(62)

Cash flows from investing activities:
Additions to properties	(15)	(33)
Net proceeds from sales of businesses/assets, net	326	11
Net cash provided by (used in) investing activities	311	(22)

Cash flows from financing activities:
Repayment of emergence credit facilities	(395)	—
Proceeds from issuance of convertible notes	98	—
Proceeds from other borrowings	14	—
Payment of contingent consideration related to the sale of a business	(10)	—
Preferred stock dividend payments	(3)	(8)
Finance lease payments	(2)	(3)
Net cash used in financing activities	(298)	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(7)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash in assets held for sale	23	(102)
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period (1)	267	369
Cash, cash equivalents, restricted cash and cash in assets held for sale, end of period (1)	$290	$267
(1)	Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for a breakdown of cash, cash equivalents, restricted cash and cash in assets held for sale.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2019	2018
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $0 and $1 as of December 31, 2019 and 2018, respectively	$21	$28
Income taxes (net of refunds)	$17	$(9)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The following is a description of the significant accounting policies of Kodak.

When used in this report, unless otherwise indicated by the context, “EKC” means the parent company, Eastman Kodak Company (the “Company”) and “Kodak” refers to the consolidated group,

BASIS OF CONSOLIDATION

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

As of both December 31, 2019 and 2018, Kodak had approximately $233 million of cash and cash equivalents.  $72 million and $117 million was held in the U.S. as of December 31, 2019 and 2018, respectively, and $161 million and $116 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of December 31, 2019 and 2018 were $408 million and $390 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $110 million and $92 million as of December 31, 2019 and 2018, respectively. In China, where approximately $89 million and $59 million of cash and cash equivalents was held as of December 31, 2019 and 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Kodak had a net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale of $102 million for the year ended December 31, 2018 and an increase in cash, cash equivalents, restricted cash and cash in assets held for sale of $23 million for the year ended December 31, 2019.  The current year’s cash provided by operating activities of $12 million includes the receipt of brand and functional intellectual property licensing proceeds allocated from the overall consideration received as part of the divestiture of FPD ($10 million) and the establishment of a strategic relationship with HuaGuang ($13 million).  Cash provided by operating activities in 2019 also includes the receipt of a $15 million prepayment for transition services and products and services to be provided by Kodak associated with the FPD divestiture, $3 million of which has not yet been utilized.

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

Kodak is facing liquidity challenges due to operating losses and low or negative cash flow from operations.  Cash flow from operations in the current year benefited from working capital improvements and individual transactions which occurred during the year.  Kodak has eliminated current debt service requirements by paying down the loans under the Term Credit Agreement using proceeds from the sale of FPD and refinancing the remaining balance through the issuance of convertible debt which does not require any debt service until conversion or maturity on November 1, 2021.  The Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  The current cash balance outside of China, recent trend of low or negative operating cash flow, maturity and redemption dates in 2021 for the Convertible Notes and Series A Preferred Stock and lack of certainty regarding a sustainable return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 2019 and due to assets held for sale reporting requirements.

In addition to the changes in segment reporting under the new organization structure there is a change in the segment measure of profitability.  The segment measure of profitability was changed to exclude the costs, net of any rental income received, of underutilized portions of certain properties. Additionally, the allocation of costs from Eastman Business Park (“EBP”) to the Brand, Film and Imaging segment and Advanced Materials and 3D Printing Technology segment as tenants of EBP and to each of the segments as users of shared corporate space at the global headquarters changed.  Refer to Note 27, “Segment Information” for additional information.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at year end and the reported amounts of revenues and expenses during the reporting periods presented.  Actual results could differ from these estimates.

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

Kodak depreciates leasehold improvements over the shorter of the lease term or the assets’ estimated useful life.

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

WORKERS’ COMPENSATION

Kodak self-insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported.   Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.  Refer to Note 7, “Other Current Liabilities” and Note 8, “Other Long-Term Liabilities” for the estimated liabilities.  Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries.  Estimated recoveries are not offset against the related accrual.  The amount recorded for the estimated recoveries at December 31, 2019 and 2018 was $21 million and $20 million, respectively, of which $18 million and $17 million, respectively, is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $3 million at each year end is reported in Other current assets in the Consolidated Statement of Financial Position.

LEASES

Kodak as lessee

Kodak determines if an arrangement is a lease at inception. The primary criteria used to classify transactions as operating or finance leases are: (1) whether the ownership transfers at the end of the lease, (2) whether the lease term is equal to or greater than 75% of the economic life of the asset, and (3) whether the present value of the minimum lease payments is equal to or greater than 90% of the fair value of the asset at inception of the lease.  Kodak does not have leases that include assets of a specialized nature, generally does not provide residual value guarantees or have any leases for which the exercise of end-of-lease purchase options is reasonably assured at lease inception.

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  The operating lease ROU assets exclude lease incentives.  Variable lease payments are also excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

Kodak’s lease agreements are primarily for real estate space and vehicles.  Arrangements for goods and services are also assessed to determine if the arrangement contains a lease at its inception.  Operating leases are included within Operating lease right-of-use assets, Current portion of operating leases and Operating leases, net of current portion in the Consolidated Statement of Financial Position.  Finance leases are included in Property, plant and equipment, net, Short-term borrowings and current portion of long-term debt and Long-term debt, net of current portion in the Consolidated Statement of Financial Position.

When available, the rate implicit in the lease is used to discount lease payments to present value; however, many leases do not provide a readily determinable implicit rate. Therefore, Kodak applies its incremental borrowing rate to discount the lease payments at lease commencement.

The incremental borrowing rate is the rate of interest that EKC would have to pay to borrow, on a collateralized basis, over a similar term.  Lease renewal or extension options and/or termination options are factored into the determination of lease payments only if reasonably certain to be exercised.

Rental expense related to operating leases is recognized on a straight-line basis over the lease term.  The lease agreements have both lease and non-lease components.  Kodak does not separate lease and non-lease components of contracts for real estate leases but does separate lease and non-lease components for equipment leases.

Kodak as Lessor

Kodak places its own equipment at customer sites under sales-type and operating lease arrangements.  Arrangements classified as sales-type leases with revenue recognition at inception generally transfer title to the equipment by the end of the lease term or have a lease term that is for a major part of the remaining economic life of the equipment; and collectability is considered probable.  If the arrangement meets the criteria for a sales-type lease but collectability is not considered probable, Kodak will not derecognize the asset and will record all payments received as a liability until the earlier of collectability becoming probable or the termination of the lease.  Arrangements that do not meet the sales-type lease criteria are classified as operating leases with revenue recognized over the term.  Contracts with customers may include multiple performance obligations including equipment, optional software licenses and service agreements.  For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price.

The Eastman Business Park segment’s core operations are to lease real estate. Kodak also leases underutilized portions of other real estate properties to third parties under both operating lease and sublease agreements. Payments received under operating lease agreements as part of the Eastman Business Park segment are recognized on a straight-line basis over the term and are reported in Revenues in the Consolidated Statement of Operations.  Payments received under lease and sublease agreements for underutilized space are recognized on a straight-line basis and reported as cost reductions in Cost of revenues, SG&A expenses, R&D costs and Other charges, net.

Renewal options and/or termination options are factored into the determination of lease payments if considered probable.  Kodak does not separate lease and non-lease components of contracts for real estate leases but does separate lease and non-lease components for equipment leases.

Equipment subject to operating leases consists of equipment rented to customers.  Equipment subject to operating leases is included in Property, plant and equipment, net in the Consolidated Statement of Financial Position and is depreciated to estimated residual value over its expected useful life.  Equipment operating lease terms and depreciable lives generally vary from 3 to 7 years.

REVENUE

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment and film-based products), equipment, software, services, integrated solutions, intellectual property and brand licensing; and real estate management activities.  Revenue from services includes extended warranty, customer support and maintenance agreements, consulting, business process services, training and education.

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

Equipment is generally dependent on, and interrelated with, the underlying operating system (firmware) and cannot function without the operating system. In these cases, the hardware and software license are accounted for as a single performance obligation. Contracts with customers may include multiple performance obligations including equipment and optional software licenses and service agreements. Service agreements may be prepaid or paid over-time and range from three months to six years. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price.  Kodak applies the residual allocation method for sales of certain complex, highly customized     equipment due to significant variability in pricing.  Standalone selling prices are based on the prices charged to customers or using expected cost-plus margin.

For non-complex equipment installations and software sales (Prepress and Prosper Components and Kodak Software) businesses revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the buyer, which is generally met when the equipment or software is delivered and installed at the customer site as delivery and installation generally occur within the same period.  For complex equipment installations or integrated software solutions (Prosper Presses, Electrophotographic Printing Solutions Printers, Kodak Software) revenue is deferred until receipt of customer acceptance and control has transferred to the buyer.

Software licenses are sold both in bundled equipment arrangements as discussed above or on a stand-alone basis (Kodak Software).  Software licenses are generally perpetual and are usually sold with post-contract support services (“PCS”) which are considered distinct performance obligations as the customer’s use of the existing software is not dependent upon future upgrades. Kodak recognizes software revenue at the time that the customer obtains control over the software which generally occurs upon installation while revenue allocated to the PCS is recognized over the service period.

In service arrangements such as consulting or business process services (Kodak Technology Solutions business) where final acceptance by the customer is required, revenue is deferred until all acceptance criteria have been met and Kodak has a legal right to payment.

Kodak’s licensing revenue is comprised of software licenses as discussed above, licenses to use functional intellectual property (e.g. patents and technical know-how) and licenses to use symbolic intellectual property (e.g. brand names and trademarks) (Consumer and Film businesses).  The timing and the amount of revenue recognized from the licensing of intellectual property depends upon a variety of factors, including the nature of the performance obligations (functional vs. symbolic licenses), specific terms of each agreement, and the payment terms. Aside from software licenses discussed above, Kodak’s functional licenses generally provide the right to use functional intellectual property; therefore, non-sales/usage-based revenue is recognized when the customer has the right to use the intellectual property while sales and usage-based royalties are recognized in the period the related sales and usage occurs.  Revenue for symbolic licenses such as brand licenses are recognized over time.

Real estate management revenue consists primarily of tenant lease income, common area maintenance charges and utilities.  Usage based revenue is recognized as earned while tenant lease income is recognized on a straight-line basis over the lease term (Refer to Leases; Kodak as Lessor above).

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

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of December 31, 2019, there was approximately $75 million of unrecognized revenue from unsatisfied performance obligations. Approximately 35% of the revenue from unsatisfied performance obligations is expected to be recognized in 2020, 25% in 2021, 15% in 2022 and 25% thereafter.

RESEARCH AND DEVELOPMENT COSTS

R&D costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $5 million and $4 million for the years ended December 31, 2019 and 2018, respectively.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2019 and 2018, refer to Note 18, “Income Taxes.”

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20 and ASU 2019-01) requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases.  The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for Kodak).  The original guidance required application on a modified retrospective basis to the earliest period presented. ASU 2018-11, Targeted improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. Kodak adopted the new standard on the effective date applying the new transition method allowed under ASU 2018-11.  Kodak elected the package of practical expedients which permitted Kodak to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any existing leases, and (3) any initial direct costs for any existing leases as of the effective date.  Kodak did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment.  The adoption of the amended lease guidance increased the assets and liabilities recorded in the Consolidated Statement of Financial Position due to the recognition of lessee operating right-of-use assets and lease liabilities. Kodak recognized a cumulative-effect adjustment to increase retained earnings of approximately $5 million due to the derecognition of assets and deferred gain on previous sale-leaseback transactions.  As a lessor, recognition of rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized.

The impact of adoption on the Consolidated Statement of Financial Position is presented below:

(in millions)	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Operating lease right-of-use assets	$—	$51	$51
Operating lease liabilities	—	61	61
Deferred rent payable (1)	10	(10)	—
Deferred gain on previous sale leaseback transaction (1)	6	(6)	—
Net fixed assets from previous sale leaseback transaction	1	(1)	—
Accumulated deficit	200	(5)	195

(1)	Deferred amounts were previously reported in Other current liabilities ($2 million) and Other long-term liabilities ($14 million) in the Consolidated Statements of Financial Position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for Kodak) with early adoption permitted.  Kodak is currently evaluating the impact of this ASU.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.  This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account).  The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of Topic 606. Kodak adopted this ASU on January 1, 2020, and it did not have an impact on Kodak’s consolidated financial statements.

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

In September 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to disclosures about recurring or nonrecurring fair value measurements.  The additional and/or modified disclosures relate primarily to Level 3 fair value measurements while removing certain disclosures related to transfers between Level 1 and Level 2 of the fair value hierarchy.  The ASU is effective retrospectively, for fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) and interim periods within those fiscal years.  Entities are permitted to early adopt any removed or modified disclosures but can delay adoption of the new disclosures until their effective date.  Kodak retrospectively early adopted the provisions of the ASU that removed or modified disclosures in the fourth quarter of 2018 and prospectively adopted the provisions related to new disclosures January 1, 2020. The standard addresses disclosures only and will not have an impact on Kodak’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which addresses how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”). Under ASU 2018-15, entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as implementation costs associated with a software license; implementation costs incurred in the application development stage, such as costs for the cloud computing arrangement’s integration with on-premise software, coding, and configuration or customization, should be capitalized and amortized over the term of the cloud computing arrangement, including periods covered by certain renewal options. The ASU is effective in fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) including interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Kodak adopted this ASU prospectively on January 1, 2020.  Application of this standard is not expected to have a material impact on Kodak’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 (as amended by ASU 2018-19 and ASU’s 2019-04, 05, 10 and 11) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, (January 1, 2023 for Kodak).  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2019	2018
Cash and cash equivalents	$233	$233
Restricted cash - current portion	12	8
Restricted cash - long-term	45	11
Cash included in assets held for sale	—	15
Total cash, cash equivalents, restricted cash and cash in assets held for sale shown in the Statement of Cash Flows	$290	$267

Restricted cash - current portion on the Consolidated Statement of Financial Position primarily represents amounts which support hedging activities as well as collateral for a guaranty provided to MIR Bidco, SA (the “Purchaser”).  On April 16, 2019 the Purchaser of FPD paid Kodak $15 million in the U.S. as a prepayment for transition services, products and other services to be provided by Kodak to the Purchaser.  Kodak provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfies its payment obligations to Kodak by utilizing its prepayment balance, Kodak can follow a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of December 31, 2019, the remaining prepayment balance is $3 million and the cash collateral supporting Kodak’s guaranty is $4 million.

Long-term restricted cash includes $22 million and $3 million as of December 31, 2019 and 2018, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined in Note 9, “Debt and Finance Leases”.  In addition, Kodak established an escrow of $14 million in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Refer to Note 30 “Assets Held For Sale”. Long-term restricted cash also includes $5 million of security posted related to Brazilian legal contingencies as of both December 31, 2019 and 2018.

NOTE 3:  INVENTORIES, NET

	As of December 31,
(in millions)	2019	2018
Finished goods	$105	$119
Work in process	54	54
Raw materials	56	58
Total	$215	$231

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2019	2018
Land	$67	$70
Buildings and building improvements	144	145
Machinery and equipment	382	386
Construction in progress	11	10
	604	611
Accumulated depreciation	(423)	(395)
Property, plant and equipment, net	$181	$216

Depreciation expense was $48 million and $59 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.  The Enterprise Inkjet Systems, Advanced Materials and 3D Printing Technology, and Eastman Business Park segments do not have goodwill and are therefore not presented.

(in millions)	Print Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Consolidated Total
As of December 31, 2017
Goodwill	$56	$6	$6	$8	$76
Accumulated impairment losses	(56)	—	—	(8)	(64)
Balance as of December 31, 2017	—	6	6	—	12
Impairment	—	—	—	—	—
Balance as of December 31, 2018	—	6	6	—	12
Impairment	—	—	—	—	—
As of December 31, 2019
Goodwill	56	6	6	8	76
Accumulated impairment losses	(56)	—	—	(8)	(64)
Balance as of December 31, 2019	$—	$6	$6	$—	$12

The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions.  The Brand, Film and Imaging segment has three goodwill reporting units: Consumer Products, Motion Picture, Industrial Chemicals and Films, and Kodak Technology Solutions and Kodak Services for Business.  The Enterprise Inkjet Systems segment, Kodak Software segment, Advanced Materials and 3D Printing Technology segment and the Eastman Business Park segment each have one goodwill reporting unit. As of December 31, 2019, goodwill is recorded in the Kodak Software and Consumer Products reporting units.  Both reporting units have negative carrying values as of December 31, 2019.

Based upon the results of Kodak’s December 31, 2019 annual impairment test, no impairment of goodwill is indicated.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2019 and 2018 were as follows:

	As of December 31, 2019
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$76	$23	5 years
Kodak trade name	21	—	21	Indefinite life
Customer-related	11	8	3	4 years
Total	$131	$84	$47

	As of December 31, 2018
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$70	$29	6 years
Kodak trade name	25	—	25	Indefinite life
Customer-related	11	7	4	5 years
Total	$135	$77	$58

The annual impairment test of the Kodak trade name uses the income approach, specifically the relief from royalty method.  In the fourth quarters of both 2019 and 2018, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $4 million and $13 million, respectively, are included in Other operating expense, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $7 million and $11 million for the years ended December 31, 2019 and 2018, respectively.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2019 was as follows:

(in millions)
2020	$6
2021	5
2022	5
2023	4
2024	4
2025 and thereafter	2
Total	$26

NOTE 6:  OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2019	2018
Pension assets	$173	$82
Estimated workers' compensation recoveries	18	17
Long-term receivables, net of allowance of $4 million and $4 million	11	13
Other	26	31
Total	$228	$143

NOTE 7:  OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2019	2018
Employment-related liabilities	$38	$41
Deferred revenue and customer deposits	43	42
Customer rebates	23	26
Deferred consideration on disposed businesses (1)	14	24
Series A Preferred Stock dividends payable	14	6
Restructuring liabilities	12	8
Workers' compensation	10	9
Transition services agreement prepayment	3	—
Other	44	53
Total	$201	$209

(1)

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the Personalized Imaging and Document Imaging Businesses (“PI/DI Businesses”) to the trustee of the U. K. pension plan (and/or its subsidiaries, collectively the “KPP Purchasing Parties”) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for any year in the four-year period.  The amounts owed for 2015 and 2016 were paid in 2016 and 2017, respectively.  The amount owed for 2017 was paid in 2019.  The maximum potential payment related to the year ending December 31, 2018 of $14 million was accrued at the time of the divestiture of the business.

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 8:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2019	2018
Workers' compensation	$84	$83
Embedded conversion option derivative liabilities	52	—
Asset retirement obligations	48	48
Deferred brand licensing revenue	18	6
Deferred taxes	13	15
Environmental liabilities	10	10
Other	6	16
Total	$231	$178

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 9:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at December 31, 2019 and 2018:

				As of December 31,
				2019	2018
(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	Term note		9.43%	$—	$394
	RED-Rochester, LLC	2033	11.42%	1	—
	Finance leases		Various	1	2
				2	396

Non-current portion:
	Convertible debt	2021	11.72%	91	—
	RED-Rochester, LLC	2033	11.42%	13	—
	Finance leases	Various	Various	4	3
	Other debt	Various	Various	1	2
				109	5
				$111	$401

Annual maturities of debt and finance leases outstanding at December 31, 2019 were as follows:

(in millions)	Carrying Value	Maturity Value
2020	$2	$2
2021	92	114
2022	2	2
2023	1	1
2024	1	1
2025 and thereafter	13	13
Total	$111	$133

Convertible Notes

On May 20, 2019, the Company and Longleaf Partners Small Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern Asset Management, Inc. (the “Notes Purchasers”), entered into a Notes Purchase Agreement pursuant to which the Company agreed to issue and sell to the Notes Purchasers, and the Notes Purchasers agreed to purchase from the Company, $100 million aggregate principal amount of the Company’s 5.00% Secured Convertible Notes due 2021 (the “Convertible Notes”).  The transaction closed on May 24, 2019.  The proceeds were used to repay the remaining first lien term loans outstanding ($83 million) under the Term Credit Agreement, which was terminated with the repayment.  The remaining proceeds were used for general corporate purposes.  The Notes Purchasers also hold all outstanding shares of the Company’s 5.50% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which vote with the shares of common stock on an as-converted basis, and are holders of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), as described below.

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

Embedded Derivatives

The Convertible Notes are considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features and term extension at the Company’s option were not considered clearly and closely related to the Convertible Notes.  Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability.  Kodak allocated $14 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features and term extension on the date of issuance which reduced the net carrying value of the Convertible Notes.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations (refer to Note 14, “Financial Instruments”).

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

Notes Purchasers’ Beneficial Ownership of Common Stock

Prior to the issuance of the Convertible Notes, the Notes Purchasers beneficially owned 4,960,000 shares of the Company’s Common Stock, representing 11.47% of the shares of Common Stock outstanding as of December 31, 2019, and 2,000,000 shares of Series A Preferred Stock, which vote with the Common Stock on an as-converted basis representing 26.58% of the shares of Common Stock outstanding as of December 31, 2019.  The Common Stock and Series A Preferred Stock held by the Notes Purchasers represented 30.06% of the voting power of the outstanding capital stock of the Company as of December 31, 2019 giving effect to the conversion of the Series A Preferred Stock.  On an as-converted basis, the Convertible Notes would represent 31,497,850 shares of Common Stock, or 42.14% of the shares of Common Stock outstanding as of December 31, 2019 after giving effect to the issuance and conversion.  Assuming the conversion of the Convertible Notes and based on the number of shares of Common Stock outstanding as of December 31, 2019, the Notes Purchasers would beneficially own 48.78% of the shares of Common Stock outstanding and their shares of Series A Preferred Stock will vote with the shares of Common Stock on an as-converted basis, representing an aggregate of 55.60% of the voting power of the outstanding capital stock of the Company.

Credit Agreements

On September 3, 2013, the Company entered into a Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”).  Additionally, the Company and the Subsidiary Guarantors entered into an Asset Based Revolving Credit Agreement (together with the Term Credit Agreement, the “Credit Agreements”).  Pursuant to the terms of the Credit Agreements, the Company was provided with term loan facilities in an aggregate principal amount of $420 million of first-lien term loans (the “First Lien Loans”).  On April 12, 2019, the Company repaid approximately $312 million of the First Lien Loans using proceeds from the sale of FPD and on May 24, 2019 repaid the remaining First Lien Loans of approximately $83 million with the proceeds from the issuance of the Convertible Notes.

The First Lien Loans bore interest at the rate of LIBOR plus 6.25% per annum, with a LIBOR floor of 1% or Alternate Base Rate (as defined in the Term Credit Agreement) plus 5.25%.

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

The Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base. The Company has issued approximately $80 million and $85 million of letters of credit under the ABL Credit Agreement as of December 31, 2019 and 2018, respectively.

The Company had approximately $22 million and $19 million of Excess Availability under the ABL Credit Agreement as of December 31, 2019 and 2018, respectively.  Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory, (iii) the lesser of 75% of Orderly Liquidation Value of Eligible Equipment or $7 million, as of December 31, 2019 (which $7 million decreases by $1 million per quarter) and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.  Availability is subject to the borrowing base calculation, reserves and other limitations.

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of December 31, 2019 and 2018, 12.5% of lender commitments were $18.75 million.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2019 and 2018, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

To ensure Excess Availability was greater than 12.5%, Kodak funded $22 million and $3 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of December 31, 2019 and 2018, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

On January 27, 2020 Kodak exercised its right under the ABL Credit Agreement to permanently reduce lender commitments, reducing the commitments from $150 million to $120 million.  As a result, the minimum Excess Availability decreased to $15 million from the previous minimum of $18.75 million.

The ABL Loans bear interest at the rate of LIBOR plus 2.25% - 2.75% per annum or Base Rate plus 1.25% - 1.75% per annum based on Excess Availability.  Each existing and future direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) agreed to provide unconditional guarantees of the obligations of the Company under the Credit Agreements.

The ABL Credit Agreement matures on May 26, 2021.

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has provided an unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the Credit Agreements.  Obligations under the ABL Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and were also secured by (ii) a second lien on the Term Collateral (as defined below).  Subject to certain exceptions, obligations under the Term Credit Agreement are secured by: (i) a first lien on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral, including a first lien on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (collectively the “Term Collateral”) and (ii) a second lien on the ABL Collateral.  With the repayment of the First Lien Loans, the obligations under the ABL Agreement are now secured by a first lien on the Term Collateral.  The aggregate carrying value of the Term Collateral and ABL Collateral as of December 31, 2019 and 2018 was $1,302 million and $1,310 million, respectively

Under the terms of the ABL Credit Agreement, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets.  Further, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0.  Upon designation of Unrestricted Subsidiaries, the Company is required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries have sales of approximately $12 million for both the years ended December 31, 2019 and 2018, which represents 1% of Kodak’s consolidated sales for both periods.  These subsidiaries had assets of $20 million and $21 million as of December 31, 2019 and 2018, respectively, which represented 1% of Kodak’s consolidated assets as of such dates.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements. EBITDA of the Unrestricted Subsidiaries, as calculated under the Term Credit Agreement and the ABL Credit Agreement, is a loss and is excluded from the calculation of the Secured Leverage Ratio. Therefore, designating these Subsidiaries as Unrestricted had the impact of improving the Secured Leverage Ratio.

Debt Reporting and Other Requirements

Reporting requirements under the ABL Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit or other material qualification or exception, except for any such qualification or exception with respect to any indebtedness maturing within 364 days after the date of such financial statements, and that the opinion be reasonably acceptable to the agent. On March 6, 2020 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to have occurred in relation to the going concern explanatory paragraph in the 2019 Form 10-K audit report.  On March 31, 2019 the Company obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant that may be deemed to have occurred in relation to the going concern explanatory paragraph in the 2018 Form 10-K audit report.

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

NOTE 10: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Preferred Stock, no par value per share, for an aggregate purchase price of $200 million, or $100 per share pursuant to a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), dated November 7, 2016.  The Company received net proceeds of $198 million after issuance costs.

The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividend and Other Rights

On November 14, 2016, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series A Preferred Stock which became effective upon filing.  The Series A Preferred Stock ranks senior to the Company’s common stock (“Common Stock”) with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series A Preferred Stock has a liquidation preference of $100 per share, and the holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared a quarterly cash dividend in the third quarter of 2019 which was paid in October 2019 and in the fourth quarter of 2019 that was paid in January 2020.

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

The Company will have the right to convert Series A Preferred Stock into Common Stock at any time after the second anniversary of the initial issuance if the closing price of the Common Stock has equaled or exceeded 125 percent of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days, with the last trading day of such 60 day period ending on the trading day immediately preceding the business day on which the Company issues a press release announcing the mandatory conversion.

The initial conversion rate and the corresponding conversion price are subject to customary anti-dilution adjustments as well as an adjustment if the Company is obligated to make a cash payment under the settlement agreement relating to the remediation of historical environmental liabilities at EBP, as discussed in Note 13, “Guarantees”.

The Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price is increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis at fair value as a single derivative.  The Company allocated $43 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations. The fair value of the Series A Preferred Stock derivative as of December 31, 2019 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. The fair value of the derivative as of December 31, 2018 was an asset of $4 million and is included within Other long-term assets in the accompanying Consolidated Statement of Financial Position. Refer to Note 14, “Financial Instruments” for information on the valuation of the derivative.

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

NOTE 11:  LEASES

Kodak as lessee

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	December 31,
(in millions)	Consolidated Statement of Financial Position	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$49
Finance lease assets	Property, plant and equipment, net	5
Total lease assets		$54

Liabilities
Current
Operating	Current portion of operating leases	$12
Finance	Short-term borrowings and current portion of long-term debt	1
Noncurrent
Operating	Operating leases, net of current portion	48
Finance	Long-term debt, net of current portion	4
Total lease liabilities		$65

Weighted-average remaining lease term
Operating		7 years
Finance (1)		338 years
Weighted-average discount rate
Operating (2)		14.12%
Finance		6.79%

(1)	One finance lease has a remaining term of 968 years. The weighted-average lease term excluding the lease with a remaining term of 968 years is 4 years.

(2)	Upon adoption of ASC 842, Kodak’s incremental borrowing rate of 16.50% as of January 1, 2019 was used for existing operating leases.

Lease Costs

The table below presents certain information related to the lease expense for finance and operating leases.  Lease expense is presented gross of sublease income.  See “Kodak as Lessor” section below for income from subleases.

Year Ended
December 31,
(in millions)	2019
Finance lease expense
Amortization of leased assets	$3
Interest on lease liabilities	—
Operating lease expense	25
Variable lease expense (1)	10
Total lease expense	$38

(1)	Variable lease expense is related to real estate leases and primarily includes taxes, insurance and operating costs.

Other Information

The table below presents supplemental cash flow information related to leases.

Year Ended
December 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$25
Operating cash flow for finance leases	—
Financing cash flow for finance leases	2
$27

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
2020	$21	$1
2021	15	1
2022	17	1
2023	9	—
2024	8	—
Thereafter	28	117
Total minimum lease payments	98	120
Less: amount of lease payments representing interest	(38)	(115)
Present value of future minimum lease payments	60	5
Less: current obligations under leases	12	1
Long-term lease obligations	$48	$4

Prior Period Disclosures under ASC 840

For the year ended December 31, 2018, operating lease expense was $21 million, net of sublease income of $7 million.

Future minimum contractual lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(in millions)	At December 31, 2018
2019	$20
2020	21
2021	13
2022	3
2023	3
Thereafter	7
$67

Kodak as Lessor

Kodak’s net investment in sales-type leases as of December 31, 2019 was $4 million.  The current portion of the net investment in sales-type leases is included in Trade receivables in the Consolidated Statement of Financial Position.  The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded in the Consolidated Statement of Financial Position:

(in millions)
2020	$2
2021	1
2022	1
2023 and thereafter	—
Total minimum lease payments	4
Less: unearned interest	—
Less: allowance for doubtful accounts	—
Net investment in sales-type leases	$4

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
2020	$10
2021	8
2022	6
2023	5
2024	4
Thereafter	14
Total minimum lease payments	$47

Income recognized on operating lease arrangements for the year ended December 31, 2019 is presented below (income recognized for sales-type lease arrangements is $0 million):

Year Ended
December 31,
(in millions)	2019
Lease income - operating leases:
Lease income	$9
Sublease income	6
Variable lease income (1)	6
Total lease income	$21

(1)	Variable lease income primarily represents operating costs under real estate leases and incremental variable income based on usage under equipment leases.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2019	2018
Equipment subject to operating leases	$29	$34
Accumulated depreciation	(20)	(19)
Equipment subject to operating leases, net	$9	$15

Equipment subject to operating leases, net is included in Property, plant and equipment, net in the Consolidated Statement of Financial Position.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

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

The following table provides asset retirement obligation activity (in millions):

	For the Year Ended December 31,
	2019	2018
Asset Retirement Obligations at start of period	$48	$43
Liabilities incurred in the current period	3	3
Liabilities settled in the current period	(6)	(3)
Accretion expense	2	2
Revision in estimated cash flows	1	3
Asset Retirement Obligations at end of period	$48	$48

Other Commitments and Contingencies

As of December 31, 2019, the Company had outstanding letters of credit of $80 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $7 million, surety bonds in the amount of $38 million, and restricted cash of $57 million, primarily to support compliance with the Excess Availability threshold under the ABL Credit Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities.  The restricted cash and deposits are recorded in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2019, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $8 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2019, Kodak has posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $56 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Further, the fair value of any right to indemnification granted during the year ended December 31, 2019 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2017	$22
New extended warranty and maintenance arrangements	105
Recognition of extended warranty and maintenance arrangement revenue	(105)
Deferred revenue on extended warranties as of December 31, 2018	22
New extended warranty and maintenance arrangements	98
Recognition of extended warranty and maintenance arrangement revenue	(99)
Deferred revenue on extended warranties as of December 31, 2019	$21

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2019 and 2018 amounted to $105 million and $113 million, respectively.

NOTE 14:  FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at December 31, 2019 and 2018 was approximately $332 million and $415 million, respectively.  The majority of the contracts of this type held by Kodak at December 31, 2019 and 2018 were denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.  The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2019	2018
Net loss from derivatives not designated as hedging instruments	$4	$10

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2019 and 2018.

Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2019 was not significant to Kodak.

In the event of a default under the Company’s ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.

As discussed in Note 9, “Debt and Finance Leases”, the Company concluded that the Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features and term extension option were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative is in a liability position at December 31, 2019 and is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

As discussed in Note 10, “Redeemable, Convertible, Series A Preferred Stock”, Kodak concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder; the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization. Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability which is reported in Other long-term liabilities in the Consolidated Statement of Financial Position as of December 31, 2019 and Other long-term assets in the Consolidated Statement of Financial Position as of December 31, 2018.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities.  The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2019 and 2018 was $1 million and $3 million, respectively. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2019 and 2018 were $0 million and $1 million, respectively.

The fair value of the embedded conversion features and term extension option derivatives are calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion feature associated with both the Convertible Notes and Series A Preferred Stock is calculated using a binomial lattice model.  The value of the term extension option reflects the probability weighted average value of the Convertible Notes using the original maturity date and a hypothetical extended maturity date, with all other contractual terms unchanged.  The following tables present the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives.

Convertible Notes:

	Valuation Date
		May 24,
	December 31,	2019
	2019	(Inception)
Total value of embedded derivative liability (in millions)	$51	$14
Kodak's closing stock price	4.65	2.31
Expected stock price volatility	104.61%	92.48%
Risk free rate	1.58%	2.13%
Yield on the convertible notes	11.52%	11.98%

Series A Preferred Stock:

	Valuation Date
	December 31,
	2019	2018
Total value of embedded derivative liability (asset) (in millions)	$1	$(4)
Kodak's closing stock price	4.65	2.55
Expected stock price volatility	104.61%	95.55%
Risk free rate	1.58%	2.46%
Yield on the preferred stock	16.27%	23.77%

The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Convertible Notes or Series A Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their maturity or the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives. The Fundamental Change and Reorganization Conversion value reduces the value of the embedded conversion features and term extension option derivative liability.  Other than events which alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflect the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value for the Series A Preferred Stock exceeded the value of the embedded conversion features derivative liability at December 31, 2018 resulting in the derivative being reported as an asset.

The fair values of long-term borrowings were $111 million and $5 million at December 31, 2019 and 2018, respectively.

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

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2019.

The carrying values of cash and cash equivalents and restricted cash approximate their fair values.  In addition, the fair value of the current portion of long-term borrowings approximated its fair value at December 31, 2019.

NOTE 15:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Year Ended
	December 31, 2019
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$620	$34	$—	$11	$—	$—	$665
Ongoing service arrangements (1)	126	72	44	3	—	—	245
Total Annuities	746	106	44	14	—	—	910
Equipment & Software	77	22	12	—	—	—	111
Film and chemicals	—	—	—	166	—	—	166
Other (2)	13	—	—	29	3	10	55
Total	$836	$128	$56	$209	$3	$10	$1,242

	Year Ended
	December 31, 2018
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Plates, inks and other consumables	$685	$32	$—	$16	$—	$—	$733
Ongoing service arrangements (1)	133	79	48	3	—	—	263
Total Annuities	818	111	48	19	—	—	996
Equipment & Software	78	25	17	—	—	—	120
Film and chemicals	—	—	—	161	—	—	161
Other (2)	—	—	—	30	4	9	43
Total	$896	$136	$65	$210	$4	$9	$1,320

(1)

Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as revenue from project-based document management and managed print services businesses, which is included in Other above.

(2)	Other includes revenue from professional services, non-recurring engineering services, print and managed media services, tenant rent and related property management services and licensing.

Product Portfolio Summary:

	Year Ended
	December 31, 2019
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$180	$84	$56	$29	$3	$—	$352
Strategic other businesses (2)	625	—	—	169	—	10	804
Planned declining businesses (3)	31	44	—	11	—	—	86
	$836	$128	$56	$209	$3	$10	$1,242

	Year Ended
	December 31, 2018
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
Growth engines (1)	$159	$84	$65	$30	$3	$—	$341
Strategic other businesses (2)	701	—	—	164	1	9	875
Planned declining businesses (3)	36	52	—	16	—	—	104
	$896	$136	$65	$210	$4	$9	$1,320

(1)	Growth engines consist of Sonora; PROSPER; Kodak Software; AM3D, excluding intellectual property (IP) licensing; and brand licensing.

(2)

Strategic Other Businesses include plates, Computer to Plate (“CTP”) and related service, and Nexpress and related toner business in the Print Systems segment, Motion Picture and Industrial Film and Chemicals in the Brand, Film and Imaging segment, the Eastman Business Park segment and IP licensing.

(3)

Planned Declining Businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base. These product families consist of Consumer Inkjet in the Brand, Film and Imaging segment, Versamark in the Enterprise Inkjet Systems segment and Digimaster in the Print Systems segment.

Geography (1):

	Year Ended
	December 31, 2019
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$231	$52	$25	$131	$3	$10	$452
Canada	17	2	3	2	—	—	24
North America	248	54	28	133	3	10	476
Europe, Middle East and Africa	327	42	18	21	—	—	408
Asia Pacific	214	30	8	54	—	—	306
Latin America	47	2	2	1	—	—	52
Total Sales	$836	$128	$56	$209	$3	$10	$1,242

	Year Ended
	December 31, 2018
	Print Systems	Enterprise Inkjet Systems	Kodak Software	Brand, Film and Imaging	Advanced Materials and 3D Printing Technology	Eastman Business Park	Total
United States	$234	$45	$29	$127	$4	$9	$448
Canada	13	1	4	2	—	—	20
North America	247	46	33	129	4	9	468
Europe, Middle East and Africa	367	56	22	20	—	—	465
Asia Pacific	226	31	8	59	—	—	324
Latin America	56	3	2	2	—	—	63
Total Sales	$896	$136	$65	$210	$4	$9	$1,320

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the year ended December 31, 2019.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.   The amounts recorded for contract assets at December 31, 2019 and 2018 were $4 million and $3 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at December 31, 2019 and 2018 were $61 million and $48 million, respectively, of which $43 million and $42 million, respectively, are reported in Other current liabilities and $18 million and $6 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the years ended December 31, 2019 and 2018 that was included in the contract liability balance at the beginning of the year was $34 million in both years and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of December 31, 2019 and 2018 included $47 million and $36 million, respectively of cash payments received during the years ended December 31, 2019 and 2018, respectively .

NOTE 16:  OTHER OPERATING EXPENSE, NET

	Year Ended December 31,
(in millions)	2019	2018
Expense (income):
Loss (gain) related to the sales of assets (1)	$14	$(13)
Transition services agreement income	(6)	—
Asset impairments (2), (3)	6	13
Korea withholding tax refund (4)	—	16
Legal reserve changes	—	(6)
Other	1	(1)
Total	$15	$9

(1)	In the third quarter of 2019, Kodak sold its shares of Kodak (China) Graphic Communication Co., Ltd. and recognized a loss of $12 million. Refer to Note 30 “Assets Held for Sale”.

(2)	In the fourth quarter of 2019, Kodak determined the carrying value of one building no longer in use exceeded its fair value and recorded an impairment charge of $2 million. ”

(3)

In the fourth quarters of 2019 and 2018, Kodak recorded impairment charges of $4 million and $13 million, respectively, related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets”.

(4)	Refer to Note 18, “Income Taxes”, section, “IRS and Korean National Tax Service Agreement”.

NOTE 17:  OTHER CHARGES, NET

	Year Ended December 31,
(in millions)	2019	2018
Change in fair value of embedded conversion features derivative (1)	$42	$—
Loss on foreign exchange transactions	3	16
Other	1	1
Total	$46	$17

(1)	Refer to Note 14, “Financial Instruments”.

NOTE 18:  INCOME TAXES

The components of Loss from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
	2019	2018
(Loss) earnings from continuing operations before income taxes:
U.S.	$(68)	$(46)
Outside the U.S.	8	33
Total	$(60)	$(13)
U.S. income taxes:
Current benefit	$—	$(30)
Deferred provision	—	1
Income taxes outside the U.S.:
Current provision	7	4
Deferred provision	24	21
Total provision	$31	$(4)

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
	2019	2018
Amount computed using the statutory rate	$(13)	$(3)
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	(1)	2
Operations outside the U.S.	22	28
Legislative tax law and rate changes	1	7
Valuation allowance	11	(18)
Tax settlements and adjustments, including interest	2	(33)
Discharge of debt and other reorganization related items	—	13
Embedded derivative liability	9	—
Provision (benefit) from income taxes	$31	$(4)

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

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2019	2018
Deferred tax assets
Pension and postretirement obligations	$39	$62
Restructuring programs	2	1
Leasing	1	—
Foreign tax credit	355	357
Inventories	8	10
Investment tax credit	46	48
Employee deferred compensation	24	23
Depreciation	41	64
Research and development costs	56	67
Tax loss carryforwards	325	338
Other deferred revenue	2	1
Other	86	67
Total deferred tax assets	$985	$1,038

Deferred tax liabilities
Leasing	$—	$2
Goodwill/intangibles	11	16
Unremitted foreign earnings	19	22
Total deferred tax liabilities	30	40
Net deferred tax assets before valuation allowance	955	998
Valuation allowance	821	853
Net deferred tax assets	$134	$145

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
	2019	2018
Deferred income taxes	$147	$160
Other long-term liabilities	(13)	(15)
Net deferred tax assets	$134	$145

As of December 31, 2019, Kodak had available domestic and foreign NOL carry-forwards for income tax purposes of approximately $1,452 million, of which approximately $639 million have an indefinite carry-forward period.  The remaining $813 million expire between the years 2020 and 2038.  As of December 31, 2019, Kodak had unused foreign tax credits and investment tax credits of $355 million and $46 million, respectively, with various expiration dates through 2035.

Utilization of NOL carry-forwards and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in Kodak’s stock by more than 50 percentage points over a three-year testing period.

Kodak had deferred tax liabilities of $19 million and $22 million for potential taxes on the undistributed earnings, including foreign withholding taxes, as of December 31, 2019 and 2018, respectively.

Kodak’s valuation allowance as of December 31, 2019 was $821 million.  Of this amount, $168 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $322 million, and $653 million related to Kodak’s net deferred tax assets in the U.S. of $633 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Kodak’s valuation allowance as of December 31, 2018 was $853 million.  Of this amount, $155 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $322 million, and $698 million related to Kodak’s net deferred tax assets in the U.S. of $676 million, for which Kodak believes it is not more likely than not that the assets will be realized.

During 2019 and 2018, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced sales volumes and profits in locations outside the U.S. and accordingly recorded a provision of $19 million and $15 million, respectively, associated with the establishment of a valuation allowance on those deferred tax assets.  Additionally, during 2018, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would be realized as a result of increased profits in a location outside the U.S. and accordingly recorded a benefit $4 million  associated with the release of a valuation allowance on those deferred tax assets.

The net deferred tax assets in excess of the valuation allowance of approximately $134 million and $145 million as of December 31, 2019 and 2018, respectively, relate primarily to NOL carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows

(in millions):

	Year Ended December 31,
	2019	2018
Balance as of January 1	$57	$61
Tax positions related to the current year:
Additions	—	—
Tax positions related to prior years:
Additions	1	1
Reductions	(1)	(5)
Settlements with taxing jurisdictions	(3)	—
Balance as of December 31	$54	$57

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  Kodak had approximately $14 million and $16 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2019 and 2018, respectively.

Kodak had uncertain tax benefits of approximately $20 million and $26 million as of December 31, 2019 and 2018, respectively, that, if recognized, would affect the effective income tax rate.  Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position.  Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with Kodak’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of settling ongoing audits or the expiration of statutes of limitations.  Such changes to the unrecognized tax benefits could range from $40 million to $50 million based on current estimates, which includes a U.S. federal audit issue related to years 2013 and 2014.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

During 2019, Kodak reached a settlement outside of the U.S. and settled an audit for calendar years 2005-2008.  Kodak originally recorded liabilities for uncertain tax positions (“UTPs”) totaling $3 million (plus interest of approximately $3 million).  Kodak paid $2 million in 2019 as result of this settlement and will pay the remaining $4 million by April 2020.

During 2018, Kodak agreed to terms with a tax authority outside of the U.S. and settled audit issues related to calendar years 2006-2007. Kodak originally recorded liabilities for UTPs totaling $1 million (plus interest of approximately $1 million). The settlement resulted in a reduction in Other current liabilities in the Consolidated Statement of Financial Position and other taxes and the recognition of a $2 million tax benefit.

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  Kodak has substantially concluded all U.S. federal and state income tax matters for years through 2012 with respective tax authorities.  Kodak is currently under examination by the Internal Revenue Service (‘IRS”) for years 2013 and 2014.  With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2012 with respective foreign tax jurisdiction authorities.

On February 21, 2020, Kodak agreed to terms with the IRS and settled the federal audit for calendar years 2013 and 2014.  For these years, Kodak originally recorded a federal UTP totaling $41 million, which was fully offset by tax attributes.  This settlement will result in an increase in net deferred tax assets and will be fully offset by a corresponding increase in Kodak’s U.S. valuation allowance, resulting in no net tax benefit.

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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the two years ended December 31, 2019 were as follows (in millions):

	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2017	$6	$4	$—	$10
Charges	17	—	—	17
Utilization/cash payments	(12)	(2)	—	(14)
Other adjustments & reclasses (2)	(5)	—	—	(5)
Balance as of December 31, 2018	6	2	—	8
Charges	16	—	—	16
Utilization/cash payments	(8)	(1)	—	(9)
Other adjustments & reclasses (2)	(3)	—	—	(3)
Balance as of December 31, 2019	$11	$1	$—	$12

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.
(2)	The $3 million and $5 million represent severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

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

2019 Activity

Restructuring actions taken in 2019 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, research and development, and other administrative functions.

As a result of these actions, for the year ended December 31, 2019 Kodak recorded $16 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2019 severance costs related to the elimination of approximately 220 positions, including approximately 150 administrative, 65 manufacturing/service, and 5 research and development positions.  The geographic composition of these positions included approximately 90 in the U.S. and Canada, and 130 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of the third quarter of 2020.  The exit cost reserves primarily relate to a liability whose payment timing is uncertain.

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

For U.S. employees hired prior to March 1999, KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings.  KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted into the cash balance formula during a special election period.  Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”).  The Cash Balance Plan credits employees' hypothetical accounts with an amount equal to either 7% or 8% of their pay, plus interest based on the 30-year Treasury bond rate.  Effective January 1, 2020, the credits will increase to either 9% or 10% of pay.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended December 31, 2019		Year Ended December 31, 2018
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$3,405	$834	$3,866	$885
Service cost	10	3	13	3
Interest cost	122	13	109	12
Benefit payments	(349)	(48)	(414)	(50)
Actuarial loss (gain)	284	36	(174)	—
Special termination benefits	3	—	5	—
Currency adjustments	—	(4)	—	(16)
Projected benefit obligation at end of period	$3,475	$834	$3,405	$834

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,445	$671	$3,804	$722
Gain on plan assets	514	28	55	5
Employer contributions	—	10	—	4
Benefit payments	(349)	(48)	(414)	(50)
Currency adjustments	—	—	—	(10)
Fair value of plan assets at end of period	$3,610	$661	$3,445	$671

Over (under) funded status at end of period	$135	$(173)	$40	$(163)

Accumulated benefit obligation at end of period	$3,474	$825	$3,403	$824

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$135	$26	$40	$32
Pension and other postretirement liabilities	—	(199)	—	(195)
Net amount recognized	$135	$(173)	$40	$(163)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with a projected benefit obligation in excess of plan assets is as follows (in millions):

`	As of December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$568	$—	$578
Fair value of plan assets	—	368	—	382

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	As of December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$—	$559	$—	$568
Fair value of plan assets	—	368	—	382

Amounts recognized in accumulated other comprehensive (loss) income for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$20	$3	$27	$3
Net actuarial loss	(244)	(151)	(258)	(126)
Total	$(224)	$(148)	$(231)	$(123)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows (in millions):

	Year Ended December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established gain (loss)	$16	$(30)	$6	$(21)
Amortization of:
Prior service credit	(7)	—	(7)	—
Net actuarial loss	—	5	5	5
Curtailment gain recognized in expense	(2)	—	—	—
Total income (loss) recognized in Other comprehensive income	$7	$(25)	$4	$(16)

The Company expects to recognize $7 million of prior service credits and $21 million of net actuarial losses as components of net periodic benefit cost over the next year.

Pension income for all defined benefit plans included (in millions):

	Year Ended December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$10	$3	$13	$3
Interest cost	122	13	109	12
Expected return on plan assets	(214)	(22)	(223)	(26)
Amortization of:
Prior service credit	(7)	—	(7)	—
Actuarial loss	—	5	5	5
Pension income before special termination benefits	(89)	(1)	(103)	(6)
Special termination benefits	3	—	5	—
Curtailment gains	(2)	—	—	—
Net pension income for major defined benefit plans	(88)	(1)	(98)	(6)
Other plans including unfunded plans	—	(3)	—	(4)
Net pension income	$(88)	$(4)	$(98)	$(10)

The pension income before special termination benefits reported above for the year ended December 31, 2018 included $1 million which is reported as Earnings (loss) from discontinued operations.

The $2 million curtailment gain for the year ended December 31, 2019 was incurred as a result of the sale of FPD.  In addition, the amounts shown in Other Plans for the year ended December 31, 2019 include $5 million of settlement gains due to the transfer of non-major, non-U.S. pension liabilities as a result of the sale of FPD.  These amounts are included in Earnings (loss) from discontinued operations in the Consolidated Statement of Operations.

The special termination benefits of $3 million and $5 million for the years ended December 31, 2019 and 2018, respectively, were incurred as a result of Kodak's restructuring actions and, therefore, has been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.97%	1.44%	4.04%	2.05%
Salary increase rate	3.50%	1.72%	3.50%	2.06%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	4.03%	2.47%	3.33%	2.32%
Effective rate for interest cost	3.75%	1.89%	2.96%	1.70%
Salary increase rate	3.50%	2.06%	3.50%	2.17%
Expected long-term rate of return on plan assets	6.50%	3.46%	6.40%	3.98%

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

The total plan assets attributable to the major U.S. defined benefit plans as of December 31, 2019 relate to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  A review of the EROA as of December 31, 2019, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 6.0%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2019.  The weighted average annual expected return on plan assets for the major non-U.S. pension plans was 3.3% based on the plans’ respective asset allocations as of December 31, 2019.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  Foreign currency contracts and swaps are used to partially hedge foreign currency risk.  Additionally, Kodak’s major defined benefit pension plans invest in government bond futures and long duration investment grade bonds to partially hedge the liability risk of the plans.  As of December 31, 2019 and 2018, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2019	2018	2019 Target
Asset Category
Equity securities	10%	11%	7-13%
Debt securities	44%	40%	35-45%
Real estate	1%	2%	0-6%
Cash and cash equivalents	1%	1%	0-6%
Global balanced asset allocation funds	15%	13%	12-18%
Other	29%	33%	27-39%
Total	100%	100%

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2019	2018	2019 Target
Asset Category
Equity securities	5%	3%	0-10%
Debt securities	31%	33%	30-40%
Real estate	2%	1%	0-6%
Cash and cash equivalents	2%	2%	0-6%
Global balanced asset allocation funds	5%	4%	0-10%
Other	55%	57%	55-65%
Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2019 and 2018 are presented in the tables below for Kodak’s major defined benefit plans.  Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.  Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

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

Major U.S. Plans

December 31, 2019

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$38	$38

Equity Securities	4	—	—	374	378

Debt Securities:
Government Bonds	—	—	—	1,110	1,110
Investment Grade Bonds	—	457	—	—	457

Real Estate	—	—	—	42	42

Global Balanced Asset Allocation Funds	—	—	—	544	544

Other:
Absolute Return	—	—	—	370	370
Private Equity	—	—	7	680	687
Derivatives with unrealized gains	2	—	—	—	2
Derivatives with unrealized losses	(18)	—	—	—	(18)
	$(12)	$457	$7	$3,158	$3,610

Major U.S. Plans

December 31, 2018

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$50	$50

Equity Securities	4	—	—	364	368

Debt Securities:
Government Bonds	—	—	—	1,005	1,005
Investment Grade Bonds	—	391	—	—	391

Real Estate	—	—	—	57	57

Global Balanced Asset Allocation Funds	—	—	—	438	438

Other:
Absolute Return	—	—	—	431	431
Private Equity	—	—	6	659	665
Derivatives with unrealized gains	46	—	—	—	46
Derivatives with unrealized losses	(6)	—	—	—	(6)
	$44	$391	$6	$3,004	$3,445

For Kodak’s major U.S. defined benefit pension plans, equity investments are invested broadly in U.S. equity, developed international equity, and emerging markets.  Fixed income investments are comprised primarily of long duration U.S. Treasuries and investment-grade corporate bonds.  Real estate investments primarily include investments in limited partnerships that invest in office, industrial, retail and apartment properties.  Global Balanced Asset Allocation investments are commingled funds that hold a diversified portfolio of passive market exposures, including equities, debt, currencies and commodities.  Absolute return investments are comprised of a diversified portfolio of hedge funds using equity, debt, commodity and currency strategies held separate from the derivative-linked hedge funds described later in this footnote. Private equity investments are primarily comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital, leveraged buyouts and special situations.  Natural resource investments in oil and gas partnerships and timber funds are also included in this category.

Major Non-U.S. Plans

December 31, 2019

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$5	$—	$—	$8	$13

Equity Securities	—	—	—	33	33

Debt Securities:
Government Bonds	—	—	—	51	51
Inflation-Linked Bonds	—	—	—	4	4
Investment Grade Bonds	—	61	—	65	126
Global High Yield & Emerging Market Debt	—	—	—	26	26

Real Estate	—	—	—	11	11

Global Balanced Asset Allocation Funds	—	—	—	34	34

Other:
Absolute Return	—	—	—	7	7
Private Equity	—	—	—	38	38
Insurance Contracts	—	317	—	—	317
Derivatives with unrealized gains	1	—	—	—	1
Derivatives with unrealized losses	—	—	—	—	—
	$6	$378	$—	$277	$661

Major Non-U.S. Plans

December 31, 2018

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$8	$—	$—	$5	$13

Equity Securities	—	—	—	21	21

Debt Securities:
Government Bonds	—	—	—	53	53
Inflation-Linked Bonds	—	—	—	4	4
Investment Grade Bonds	—	66	—	68	134
Global High Yield & Emerging Market Debt	—	—	—	28	28

Real Estate	—	—	—	9	9

Global Balanced Asset Allocation Funds	—	—	—	27	27

Other:
Absolute Return	—	—	—	7	7
Private Equity	—	—	—	42	42
Insurance Contracts	—	333	—	—	333
Derivatives with unrealized gains	1	—	—	—	1
Derivatives with unrealized losses	(1)	—	—	—	(1)
	$8	$399	$—	$264	$671

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

For Kodak’s major defined benefit pension plans, certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts.  Investments in derivatives are used to obtain desired exposure to a particular asset, index or bond duration and require only a portion of the total exposure to be invested as cash collateral.  In instances where exposures are obtained via derivatives, the majority of the exposure value is available to be invested, and is typically invested, in a diversified portfolio of hedge fund strategies that generate returns in addition to the return generated by the derivatives.  Of the December 31, 2019 investments shown in the major U.S. plans table above, 4% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 30% of the total pension assets represented U.S. government bond exposure with 12 years duration, obtained via derivatives and are reported in government bonds.  Of the December 31, 2018 investments shown in the major U.S. plans table above, 5% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 30% of the total pension assets represented U.S. government bond exposure with 12 years duration, obtained via derivatives and are reported in government bonds.

Of the December 31, 2019 investments shown in the major Non-U.S. plans table above, 0% and 7% of the total pension assets represented derivative exposures to equity securities and government bonds with 2 years duration and are reported in those respective classes.  Of the December 31, 2018 investments shown in the major Non-U.S. plans table above, 0% and 7% of the total pension assets represented derivative exposures to equity securities and government bonds with 5 years duration and are reported in those respective classes.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans:

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2019	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2019
Private Equity	6	2	—	(1)	7
Total	$6	$2	$—	$(1)	$7

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2018	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2018
Real Estate	$26	$—	$14	$(40)	$—
Private Equity	14	1	—	(9)	6
Total	$40	$1	$14	$(49)	$6

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

	U.S.	Non-U.S.
2020	$308	$48
2021	295	47
2022	283	46
2023	272	46
2024	261	45
2025 - 2029	1,134	205

NOTE 21:  OTHER POSTRETIREMENT BENEFITS

In Canada, Kodak provides medical, dental, life insurance, and survivor income benefits to eligible retirees.  In the U.K., Kodak provides medical benefits to eligible retirees.  The other postretirement benefit plans in Canada and the U.K. are closed to new participants. Information on the Canada and U.K. other postretirement benefit plans is presented below.

The measurement date used to determine the net benefit obligation for Kodak's other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
	2019	2018
Net benefit obligation at beginning of period	$64	$71
Interest cost	2	2
Plan participants’ contributions	1	1
Actuarial gain	—	(6)
Benefit payments	(4)	(4)
Currency adjustments	—	—
Net benefit obligation at end of period	$63	$64

Underfunded status at end of period	$(63)	$(64)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
	2019	2018
Other current liabilities	$(3)	$(3)
Pension and other postretirement liabilities	(60)	(61)
	$(63)	$(64)

Amounts recognized in Accumulated other comprehensive loss consist of (in millions):

	As of December 31,
	2019	2018
Net actuarial gain	$(5)	$(6)

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
	2019	2018
Newly established loss (gain)	$—	$(6)
Amortization of:
Net actuarial gain	1	—
Total gain recognized in Other comprehensive (loss) income	$1	$(6)

Other postretirement benefit cost included:

	Year Ended December 31,
	2019	2018
Components of net postretirement benefit cost:
Service cost	$—	$—
Interest cost	2	2
Amortization of:
Actuarial gain	(1)	—
Other postretirement benefit cost from continuing operations	$1	$2

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	Year Ended December 31,
	2019	2018
Discount rate	2.93%	3.59%
Salary increase rate	1.80%	2.35%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2019	2018
Effective rate for interest cost	3.26%	2.88%
Salary increase rate	2.35%	2.35%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2019	2018
Healthcare cost trend	5.37%	5.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.14%	3.38%
Year that the rate reaches the ultimate trend rate	2038	2038

Assumed healthcare cost trend rates effect the amounts reported for the healthcare plans.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	3	(3)

The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2020	$4
2021	3
2022	3
2023	3
2024	3
2024-2028	16

NOTE 22:  EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2019 and 2018 follows (in millions):

	Year Ended December 31,
	2019	2018
Loss from continuing operations attributable to Eastman Kodak Company	$(91)	$(9)
Less: Series A Preferred Stock cash and accrued dividends	(11)	(11)
Less: Series A Preferred Stock deemed dividends	(9)	(9)
Loss from continuing operations available to common shareholders - basic and diluted	$(111)	$(29)

Net income (loss) attributable to Eastman Kodak Company	$116	$(16)
Less: Series A Preferred Stock cash and accrued dividends	(11)	(11)
Less: Series A Preferred Stock deemed dividends	(9)	(9)
Net income (loss) available to common shareholders - basic and diluted	$96	$(36)

As a result of the net loss from continuing operations available to common shareholders for the years ended December 31, 2019 and 2018, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported earnings from continuing operations available to common shareholders for the years ended December 31, 2019 and 2018, the calculation of diluted earnings per share would have included the assumed conversion of 0.6 million and 0.3 million unvested restricted stock units.

The computation of diluted earnings per share for the years ended December 31, 2019 and 2018 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock, and (2) the assumed conversion of 6.8 million and 5.2 million outstanding employee stock options, respectively, because they would have been anti-dilutive.  The computation of diluted earnings per share for the year ended December 31, 2019 also excluded the assumed conversion of $100 million of Convertible Notes because the effects would have been anti-dilutive.

NOTE 23:  STOCK-BASED COMPENSATION

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

The maximum number of shares of common stock that may be issued under the 2013 Plan is approximately 5.8 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.5 million shares. The maximum number of performance-based compensation awards that may be granted to any one employee under the 2013 Plan in any calendar year is 1.0 million shares or, in the event such award is paid in cash, $2.5 million. The maximum number of awards that may be granted to any non-employee director under the 2013 Plan in any calendar year may not exceed a number of awards with a grant date fair value of $900,000, computed as of the grant date.

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

Restricted Stock Units

Restricted stock units are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost related to restricted stock units was $2 million for both the years ended December 31, 2019 and 2018.

The weighted average grant date fair value of restricted stock unit awards granted for the years ended December 31, 2019 and 2018 was $2.93 and $3.66, respectively.  The total fair value of restricted stock units that vested was $2 million and $3 million for the years ended December 31, 2019 and 2018, respectively.  As of December 31, 2019, there was $0.3 million of unrecognized compensation cost related to restricted stock units.  The cost is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2019:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2018	703,748	$4.72
Granted	521,698	$2.93
Vested	475,295	$4.92
Forfeited	28,350	$5.88
Outstanding on December 31, 2019	721,801	$3.25

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2019:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding on December 31, 2018	5,195,937	$13.85
Granted	2,220,959	$4.60
Forfeited	573,817	$12.50
Outstanding on December 31, 2019	6,843,079	$10.96	4.07	$2
Exercisable on December 31, 2019	6,050,372	$11.18	3.95	$2
Expected to vest December 31, 2019	792,707	$9.27	5.86	$—

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year.  The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options.

There were no options exercised in 2019 or 2018.

The weighted average grant date fair value of options granted for the years ended December 31, 2019 and 2018 was $1.73 and $2.47,  respectively.  The total fair value of options that vested during the years ended December 31, 2019 and 2018 was $7 million and $5 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2019 and 2018 was $5 million and $4 million, respectively.

As of December 31, 2019, there was $0.5 million of unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 1.0 years.

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

The following inputs were used for the valuation of option grants issued in each year:

	Year Ended December 31,
	2019	2018
Weighted-average fair value of options granted	$1.73	$2.45
Weighted-average risk-free interest rate	2.47%	2.70%
Range of risk-free interest rates	2.28% - 2.54%	2.59% - 2.95%
Weighted-average expected option lives	4.5 years	4.5 years
Expected option lives	4.5 years	4.4 - 4.5 years
Weighted-average volatility	90%	81%
Range of expected volatilities	81% - 90%	80% - 83%
Weighted-average expected dividend yield	0.00%	0.00%

NOTE 24: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2019 there were 43.2 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.  As of December 31, 2018 there were 42.8 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.

Treasury Stock

Treasury stock consisted of approximately 0.7 and  0.6 million shares at December 31, 2019 and 2018, respectively.

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

NOTE 25:  OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

		Year Ended December 31,
(in millions)		2019	2018
Currency translation adjustments
Currency translation adjustments		$3	$(11)
Amount transferred to net income due to the sale of an investment in a foreign entity		3	—
Currency translation adjustments and other		6	(11)

Pension and other postretirement benefit plan changes
Newly established net actuarial loss		(14)	(5)
Tax benefit		9	1
Newly established net actuarial loss, net of tax		(5)	(4)
Reclassification adjustments:
Amortization of prior service credit	(a)	(8)	(8)
Amortization of actuarial losses	(a)	4	4
Recognition of gains due to settlements and curtailments	(a)	(2)	(1)
Total reclassification adjustments		(6)	(5)
Tax provision		(1)	—
Reclassification adjustments, net of tax		(7)	(5)
Pension and other postretirement benefit plan changes, net of tax		(12)	(9)
Other comprehensive loss		$(6)	$(20)

(a)	Reclassified to Pension income - refer to Note 20, "Retirement Plans" and Note 21, "Other Postretirement Benefits" for additional information.

NOTE 26:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of December 31,
(in millions)	2019	2018
Currency translation adjustments	$(90)	$(96)
Pension and other postretirement benefit plan changes	(327)	(315)
Ending balance	$(417)	$(411)

NOTE 27:  SEGMENT INFORMATION

Change in Segments

Effective in January 2019 Kodak changed its organizational structure.  Kodak Technology Solutions, formerly part of the Software and Solutions segment, was moved into the Consumer and Film segment.  The Consumer and Film segment was renamed the Brand, Film & Imaging segment.  The Unified Workflow Solutions business, formerly part of the Software and Solutions segment, operates as a dedicated segment named Kodak Software segment.

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

Kodak Software: The Software a segment is comprised of the Software business. two lines of business: Unified Workflow Solutions and Kodak Technology Solutions.

Brand, Film and Imaging: The Brand, Film and Imaging, segment is comprised of five lines of business: Consumer Products, Industrial Film and Chemicals, Motion Picture, Kodak Services for Business (“KSB) and Kodakit.

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

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2019	2018
(in millions)
Print Systems	$836	$896
Enterprise Inkjet Systems	128	136
Kodak Software	56	65
Brand, Film and Imaging	209	210
Advanced Materials and 3D Printing Technology	3	4
Eastman Business Park	10	9
Consolidated total	$1,242	$1,320

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the table below, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision (benefit) for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; the former CEO separation agreement compensation; other operating (expense) income, net (unless otherwise indicated); interest expense and other charges, net.

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

Change in Segment Measure of Profitability

During the first quarter of 2019 the segment measure was changed to exclude the costs, net of any rental income received, of underutilized portions of certain properties.  Additionally, the allocation of costs from Eastman Business Park (“EBP”) to the Brand, Film and Imaging segment and the Advanced Materials and 3D Printing Technology segment as tenants of EBP and to each of the segments as users of shared corporate space at the global headquarters changed.

2020 Segments

Change in Segments

Effective in January 2020 Kodak changed its organizational structure.  Prepress Solutions, formerly part of the Print Systems segment, will operate as a separate segment named the Traditional Printing segment. Electrophotographic Printing Solutions, formerly part of the Print Systems segment, will be combined with the Enterprise Inkjet Systems segment and Kodak Software segment to form the Digital Print segment.  The Brand, Imaging and Film segment, except for the licensing of the Kodak brand to third parties, will be combined with the Advanced Materials and 3D Printing segment to form the Advanced Materials and Chemicals segment.  The licensing of the Kodak brand to third parties will operate as a separate segment named the Brand segment.  The Eastman Business Park segment will no longer be a reportable segment.

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2019	2018
Print Systems	$41	$28
Enterprise Inkjet Systems	(5)	4
Kodak Software	2	7
Brand, Film and Imaging	(13)	(22)
Advanced Materials and 3D Printing Technology	(12)	(12)
Eastman Business Park	(1)	(4)
Total of reportable segments	12	1
Depreciation and amortization	(55)	(70)
Restructuring costs and other	(16)	(17)
Stock-based compensation	(7)	(6)
Consulting and other costs (1)	(7)	(14)
Idle costs (2)	(5)	(3)
Former CEO separation agreement compensation	(2)	—
Other operating expense, net, excluding income from transition services agreement (3)	(22)	(9)
Interest expense (4)	(16)	(9)
Pension income excluding service cost component (4)	104	131
Other charges, net (4)	(46)	(17)
Consolidated loss from continuing operations before income taxes	$(60)	$(13)

(1)	Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives, including the divestiture of FPD and debt refinancing.
(2)

Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$6 million of income from the transition services agreement with the Purchaser was recognized in the year ended December 31, 2019.  The income was reported in Other operating expense, net in the Consolidated Statement of Operations. Other operating expense, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Kodak increased workers’ compensation reserves by approximately $3 million in 2019, primarily due to changes in discount rates.  The increase in reserves impacted gross profit by approximately $2 million and SG&A by approximately $1 million.   Kodak reduced workers’ compensation reserves by approximately $5 million in 2018 due to changes in discount rates and reduction in estimated losses.  The reduction in reserves impacted gross profit by approximately $3 million and SG&A by approximately $2 million.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the Chief Operating Decision Maker.

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2019	2018
Print Systems	$2	$6
Enterprise Inkjet Systems	4	4
Brand, Film and Imaging	1	1
Consolidated total	$7	$11

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2019	2018
Print Systems	$31	$38
Enterprise Inkjet Systems	5	8
Kodak Software	2	2
Brand, Film and Imaging	4	4
Advanced Materials and 3D Printing	2	2
Eastman Business Park	4	5
Consolidated total	$48	$59

(in millions)	Year Ended December 31,
Long-lived assets (1) located in:	2019	2018
The United States	$85	$104
Europe, Middle East and Africa	28	35
Asia Pacific	8	10
Canada and Latin America	60	67
Non-U.S. countries total (2)	96	112
Consolidated total	$181	$216

(1)	Long-lived assets are comprised of property, plant and equipment, net.
(2)	Of the total non-U.S. property, plant and equipment in 2019, $56 million are located in Brazil. Of the total non-U.S. property, plant and equipment in 2018, $60 million was located in Brazil.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

NOTE 28:  RELATED PARTY

Kodak’s Executive Chairman is the Chairman of the Board for a company that purchased $3 million of products in both 2019 and 2018.  At both December 31, 2019 and 2018, the company owed Kodak $1 million.

NOTE 29:  DISCONTINUED OPERATIONS

Flexographic Packaging segment

Discontinued operations of Kodak include the former Flexographic Packaging segment comprised of Kodak’s Flexographic Packaging Business (“FPD”).

Kodak consummated the sale of certain assets of FPD to MIR Bidco, SA (the “Purchaser”) on April 8, 2019 for net cash consideration at closing, in addition to the assumption by Purchaser of certain liabilities of FPD, of $320 million, pursuant to the Stock and Asset Purchase Agreement (“SAPA”) signed in November 2018 and amended in March 2019.  Assets and liabilities of FPD in China were transferred at a deferred closing on July 1, 2019 for net cash consideration of $5.9 million at closing and a promissory note for $1.4 million in addition to the assumption by Purchaser of certain liabilities of FPD, in accordance with the SAPA.  Kodak operated FPD in China, subject to certain covenants, until the deferred closing occurred.  The promissory note was reduced by a true-up payment of $0.2 million owed by Kodak to the Purchaser which reflected the actual economic benefit attributable to the operation of FPD in China from the time of the initial closing through the time of the deferred closing.

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

Kodak recognized an after- tax gain on the sale of FPD of $212 million in the year ended December 31, 2019.

Simultaneously with entering into the SAPA, the Company and the Purchaser entered into an Earn-out Agreement, pursuant to which the Company will be entitled to an aggregate of up to $35 million in additional cash consideration if FPD achieves agreed EBITDA targets for 2018 ($10 million earn-out), 2019 ($10 million earn-out) and 2020 ($15 million earn-out).  The EBITDA target for 2018 was not achieved.  The FPD 2019 results are not yet available.

On April 16, 2019 the Purchaser paid Kodak $15 million as a prepayment for services and products to be provided by Kodak to the Purchaser.  The Purchaser has the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  As of December 31, 2019, the remaining prepayment balance was $3 million.

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

The results of operations of the Business are presented below:

	Year Ended December 31,
(in millions)	2019	2018
Revenues	$44	$148

Cost of sales	28	90
Selling, general and administrative expenses	10	21
Research and development expenses	2	8
Interest expense	7	27
Gain on divestiture	(214)	—
Earnings from continuing operations before income taxes	211	2
Provision for income taxes	4	9
Earnings (loss) from discontinued operations	$207	$(7)

Interest was allocated to discontinued operations based on an estimated debt paydown of the Term Credit Agreement.

The following table presents cash flow information associated with the Business:

	Year Ended December 31,
(in millions)	2019	2018
Depreciation	$—	$2
Amortization	—	1
Capital expenditures	—	7

Depreciation and amortization of long-lived assets of the Business included in discontinued operations ceased on December 1, 2018.

NOTE 30: ASSETS HELD FOR SALE

Assets held for sale at December 31, 2018 include the assets and liabilities of the FPD business and the assets and liabilities of Kodak (China) Graphics Communication Co. Ltd., including the offset printing plates facility in Xiamen, China.

The following table presents the aggregate carrying amount of major assets and liabilities of FPD:

(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$—	$2
Trade receivables, net	—	28
Inventories, net	—	33
Property, plant and equipment, net	—	28
Goodwill	—	20
Intangible assets	—	1
Other assets	—	1
Assets of business held for sale	$—	$113

LIABILITIES
Accounts payable, trade	$—	$9
Other current liabilities	—	7
Pension and other postretirement liabilities	—	4
Liabilities of business held for sale	$—	$20

A dedicated entity of FPD had intercompany receivables with Kodak of approximately $5 million as of December 31, 2018 that were part of the transaction but are not reflected in the table above as these amounts have been eliminated in deriving the consolidated financial statements

On August 3, 2019 Kodak reached an agreement with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) to establish a strategic relationship in the People’s Republic of China.  The relationship is comprised of an agreement for Kodak to sell its shares of the Kodak (China) Graphic Communication Co. Ltd. entity which includes the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang, a supply agreement from HuaGuang to Kodak and a license agreement under which Kodak licenses its plates technology to HuaGuang to sell into the plates market in China.  The relationship was established at a closing on September 1, 2019 for net cash consideration at closing, in addition to the assumption by HuaGuang of certain liabilities, of $30 million and promissory notes of $8 million representing the outstanding amount of net intercompany receivables owed by Kodak to the Kodak (China) Graphic Communication Co. Ltd at the time of closing.  The promissory notes were repaid in full in November 2019.

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

The following table presents the aggregate carrying amount of major assets and liabilities of Kodak (China) Graphic Communication Co. Ltd:

	As of December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$—	$13
Inventories, net	—	5
Property, plant and equipment, net	—	30
Intangible assets	—	2
Other assets	—	4
Assets of business held for sale	$—	$54

LIABILITIES
Accounts payable, trade	$—	$19
Other current liabilities	—	4
Liabilities of business held for sale	$—	$23

Current assets held for sale as of December 31, 2019 in the Consolidated Statement of Financial Position included $2 million of assets under contract for sale not associated with either the FPD or HuaGuang transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013).  Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2020 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2019.  The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Information About Its Executive Officers".  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the caption "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in the Proxy Statement.

We have adopted a Business Conduct Guide that applies to all of our officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, as well as a Directors’ Code of Conduct that applies to our directors.  Our Business Conduct Guide and Directors’ Code of Conduct are posted on our website located at http://investor.kodak.com/corporate-governance/supporting-documents.  We intend to disclose future amendments to certain provisions of the Business Conduct Guide and waivers of the Business Conduct Guide granted to executive officers, on the website within four business days following the date of the amendment or waiver.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.  "Securities Authorized for Issuance Under Equity Compensation Plans" is shown below:

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2019, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	7,564,880	$10.96	—

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

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS

1.	Valuation and qualifying accounts

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2019
Reserve for doubtful accounts	$9	3	4	$8
Deferred tax valuation allowance	$853	64	96	$821

Year ended December 31, 2018
Reserve for doubtful accounts	$9	4	4	$9
Deferred tax valuation allowance	$856	74	77	$853

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

(2.3)

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

(3.5)	Fourth Amended and Restated By-Laws of Eastman Kodak Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form8-K as filed on May 25, 2017).

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

(4.3)

Shareholder Agreement, dated as of April 17, 2017, by and among Eastman Kodak Company, Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited, Deseret Mutual Pension Trust and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 4.6 of the Company’s Amendment No. 2 to Registration Statement on Form S-3 as filed on May 5, 2017).

(4.4)

Amendment No. 1 to Shareholder Agreement, dated as of May 20, 2019 by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust  (Incorporated by reference to Exhibit (10.2) of the Company’s Current Report on Form 8-K as filed May 21, 2019).

(4.5)	Form of Secured Convertible Note (Incorporated by reference to Exhibit (4.1) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(4.6)

Form Amendment, dated September 12, 2019, to Form of Secured Convertible Note (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 as filed on November 7, 2019).

(4.7)

Guarantee and Collateral Agreement, dated as of May 24, 2019, from grantors as referred to therein as Grantors to Wilmington Trust, National Association, as collateral agent, and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust (Incorporated by reference to Exhibit (4.2) of the Company’s Current Report on Form 8-K as

filed May 24, 2019).

(4.8)

Registration Rights Agreement, dated as of May 24, 2019, by and among Eastman Kodak Company, Longleaf Partners SmallCap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust (Incorporated by reference to Exhibit (4.3) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(4.9)

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

(4.10)	Description of Securities, filed herewith.

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

*(10.2)	First Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K as filed May 24, 2018).

*(10.3)

Second Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan, (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on April 1, 2019).

*(10.4)

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

*(10.10)

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

*(10.12)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Quarterly Director Restricted Stock Unit Award Agreement (Immediate Vesting), filed herewith (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 as filed on November 7, 2019).

*(10.13)

Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.14)

Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on March 15, 2016).

*(10.15)

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

*(10.24)

James V. Continenza Consolidated Award Agreements, Tranches 1-4, dated February 20, 2019 (Incorporated by reference to Exhibit (10.24) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on April 1, 2019).

*(10.25)

Employment Agreement between Eastman Kodak Company and Eric Mahe, dated April 23, 2014. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 as filed on August 9, 2018).

*(10.26)	Description of Eric Mahe Travel Stipend. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on October 3, 2018).

*(10.27)

Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.28)	Description of David E. Bullwinkle Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on November 30, 2018).

*(10.29)	Description of John O’Grady Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on April 9, 2018).

*(10.30)

Employment Agreement between Eastman Kodak Company and Sharon Underberg, dated December 17, 2014. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed on March 15, 2018).

*(10.31)	Letter Agreement Regarding Special Severance Plan dated May 31, 2018 between Eastman Kodak Company and Roger W. Byrd, filed herewith.

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

(10.35)

Amendment No. 2 to Amended and Restated Credit Agreement (including attached Second Amended and Restated Credit Agreement), dated as of May 24, 2019 by and among Company, the subsidiary Guarantors, the lenders party thereto and Bank of America, N.A., as administrative and collateral agent) (Incorporated by reference to Exhibit (10.1) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

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

(10.39)	Form of Voting and Support Agreement (Incorporated by reference to Exhibit (10.2) of the Company’s Current Report on Form 8-K as filed May 24, 2019).

(10.40)

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

(10.41)

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
March 17, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ James V. Continenza	Executive Chairman
	James V. Continenza	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Eric H. Samuels	Chief Accounting Officer and Corporate Controller
	Eric H. Samuels	(Principal Accounting Officer)

By:	/s/ Richard Todd Bradley	Director
Richard Todd Bradley

By:	/s/ Jeffrey D. Engelberg	Director
Jeffrey D. Engelberg

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Philippe D. Katz	Director
Philippe D. Katz

By:	/s/ Jason New	Director
Jason New

By:	/s/ William G. Parrett	Director
William G. Parrett

Date: March 17, 2020