Form 10-Q
period 2020-03-31
EASTMAN KODAK CO
filed 2020-05-12
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, the registrant had 43,733,599 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2020

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Sales	$210	$224
Services	57	67
Total revenues	267	291
Cost of revenues
Sales	191	205
Services	40	46
Total cost of revenues	231	251
Gross profit	36	40
Selling, general and administrative expenses	48	59
Research and development costs	9	11
Restructuring costs and other	7	2
Other operating income, net	(7)	—
Loss from continuing operations before interest expense, pension income excluding service cost component, other (income) charges, net and income taxes	(21)	(32)
Interest expense	4	3
Pension income excluding service cost component	(26)	(27)
Other (income) charges, net	(53)	1
Earnings (loss) from continuing operations before income taxes	54	(9)
Provision for income taxes	165	3
Loss from continuing operations	(111)	(12)
Loss from discontinued operations, net of income taxes	—	(6)
Net loss	$(111)	$(18)

Basic and diluted loss per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(2.66)	$(0.40)
Discontinued operations	—	(0.14)
Total	$(2.66)	$(0.54)

Number of common shares used in basic and diluted net loss per share:
Basic	43.6	42.9
Diluted	43.6	42.9

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
NET LOSS	$(111)	$(18)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(12)	3
Pension and other postretirement benefit plan obligation activity, net of tax	3	(1)
Other comprehensive (loss) income, net of tax	(9)	2
COMPREHENSIVE LOSS, NET OF TAX	$(120)	$(16)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2020	2019
ASSETS
Cash and cash equivalents	$209	$233
Trade receivables, net of allowances of $12 and $8, respectively	183	208
Inventories, net	236	215
Restricted cash - current portion	8	12
Other current assets	31	36
Current assets held for sale	2	2
Total current assets	669	706
Property, plant and equipment, net of accumulated depreciation of $413 and $423, respectively	165	181
Goodwill	12	12
Intangible assets, net	43	47
Operating lease right-of-use assets	49	49
Restricted cash	24	45
Deferred income taxes	—	147
Other long-term assets	258	228
TOTAL ASSETS	$1,220	$1,415

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$152	$153
Short-term borrowings and current portion of long-term debt	2	2
Current portion of operating leases	11	12
Other current liabilities	175	201
Total current liabilities	340	368
Long-term debt, net of current portion	111	109
Pension and other postretirement liabilities	372	378
Operating leases, net of current portion	48	48
Other long-term liabilities	190	231
Total liabilities	1,061	1,134

Commitments and Contingencies (Note 11)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	184	182

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	600	604
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(190)	(79)
Accumulated other comprehensive loss	(426)	(417)
Total shareholders’ equity (deficit)	(25)	99
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,220	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net loss	$(111)	$(18)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	10	15
Pension income	(22)	(23)
Change in fair value of embedded derivatives in the Series A Preferred Stock and Convertible Notes	(53)	1
Net gain on sales of assets	(8)	—
Asset impairments	3	—
Stock based compensation	1	3
Provision for deferred income taxes	161	1
Decrease in trade receivables	19	25
Increase in inventories	(26)	(11)
Increase in trade payables	1	14
Decrease in liabilities excluding borrowings and trade payables	(27)	(27)
Other items, net	11	8
Total adjustments	70	6
Net cash used in operating activities	(41)	(12)
Cash flows from investing activities:
Additions to properties	(4)	(3)
Net proceeds from return on equity investment	2	—
Net proceeds from sales of assets	1	—
Net cash used in investing activities	(1)	(3)
Cash flows from financing activities:
Proceeds from borrowings	—	14
Repayment of finance leases	—	(1)
Preferred stock dividend payments	(3)	—
Payment of contingent consideration related to the sale of a business	—	(10)
Net cash (used in) provided by financing activities	(3)	3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	2
Net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale	(49)	(10)
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	290	267
Cash, cash equivalents, restricted cash and cash in assets held for sale, end of period	$241	$257

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Three-Month Period Ending March 31, 2020
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182
Net loss	—	—	(111)	—	—	(111)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	3	—	3	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of March 31, 2020	$—	$600	$(190)	$(426)	$(9)	$(25)	$184

	Three-Month Period Ending March 31, 2019
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173
Net loss	—	—	(18)	—	—	(18)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	3	—	—	—	3	—
Prior period adjustment due to adoption of ASU 2016-02	—	—	5	—	—	5	—
Equity (deficit) as of March 31, 2019	$—	$615	$(213)	$(409)	$(9)	$(16)	$175

The accompanying notes are an integral part of these consolidated financial statements.

[7]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

GOING CONCERN

The consolidated interim financial statements have been prepared on the going concern basis of accounting, which assumes Kodak will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of March 31, 2020 and December 31, 2019, Kodak had approximately $209 million and $233 million, respectively, of cash and cash equivalents.  $62 million and $72 million were held in the United States (“U.S.”) as of March 31, 2020 and December 31, 2019, respectively, and $147 million and $161 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of March 31, 2020 and December 31, 2019 were $416 million and $408 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $117 million and $110 million as of March 31, 2020 and December 31, 2019, respectively. In China, where approximately $88 million and $89 million of cash and cash equivalents was held as of March 31, 2020 and December 31, 2019, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Kodak had a net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale of $49 million and $10 million for the three months ended March 31, 2020 and 2019, respectively, and a net increase in cash, cash equivalents, restricted cash and cash in assets held for sale of $23 million the year ended December 31, 2019.  Kodak used cash of $41 million and $12 million in operating activities for the three months ended March 31, 2020 and 2019, respectively, and generated cash from operating activities for the year ended December 31, 2019 of $12 million.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak in anticipation of an inter-company transaction.

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

Kodak is facing liquidity challenges due to operating losses, low or negative cash flow from operations, collateral needs and restrictions on the movement of cash from China.  Cash flow from operations in 2019 benefited from working capital improvements and individual transactions that occurred during the year.  The Company’s 5.00% Secured Convertible Notes due 2021 (the “Convertible Notes”) mature on November 1, 2021 if not converted prior to then and the Company’s 5.50% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) must be redeemed on November 15, 2021 if not converted prior to then.  Additionally, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  Additionally, the Company looks to implement ways to reduce collateral needs in the U.S. while accessing available cash in Chinese subsidiaries.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the United States.  Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in market size contractions in many countries due to economic slowdowns and government restrictions on movement.  The economic uncertainties surrounding the COVID-19 pandemic are adding complexity to Kodak’s plans to return to sustainable positive cash flow.  To mitigate the economic impacts of the pandemic Kodak is employing temporary furloughs and pay reductions, scaling manufacturing volumes due to expectations of reduced demand and delaying an increased number of product development programs.

[8]

The recent trend of negative operating cash flow, maturity and redemption dates in 2021 for the Convertible Notes and Series A Preferred Stock, increased challenges in managing cash during the COVID-19 pandemic and general lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 2020.  Refer to Note 22, “Segment Information” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.  This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account).  The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  The amendments should be applied retrospectively to the date of initial application of Topic 606. Kodak adopted this ASU on January 1, 2020, and it did not have any impact on Kodak’s consolidated financial statements.

In September 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in Topic 820 by adding, changing, or removing certain disclosures about recurring or nonrecurring fair value measurements.  The additional and/or modified disclosures relate primarily to Level 3 fair value measurements while removing certain disclosures related to transfers between Level 1 and Level 2 of the fair value hierarchy.  The ASU is effective retrospectively, for fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) and interim periods within those fiscal years.  Entities are permitted to early adopt any removed or modified disclosures but can delay adoption of the new disclosures until their effective date.  Kodak retrospectively early adopted the provisions of the ASU that removed or modified disclosures in the fourth quarter of 2018 and prospectively adopted the provisions related to new disclosures January 1, 2020. The standard addresses disclosures only and did not have an impact on Kodak’s consolidated financial statements.

In September 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements in ASC 715-20 by adding, clarifying, or removing certain disclosures. ASU 2018-14 requires all entities to disclose (1) the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU also clarifies certain disclosure requirements for entities with two or more defined benefit pension plans when aggregate disclosures are presented. The ASU removes other disclosures from the existing guidance, such as the requirement to disclose the effects of a one-percentage-point change in the assumed health care cost trend rates. The ASU is effective retrospectively for fiscal years ending after December 15, 2020 (the year ended December 31, 2020 for Kodak).  Kodak adopted this ASU on January 1, 2020.  The standard addresses disclosures only and did not have an impact on Kodak’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which addresses how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”). Under ASU 2018-15, entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as implementation costs associated with a software license; implementation costs incurred in the application development stage, such as costs for the cloud computing arrangement’s integration with on-premise software, coding, and configuration or customization, should be capitalized and amortized over the term of the cloud computing arrangement, including periods covered by certain renewal options. The ASU is effective in fiscal years beginning after December 15, 2019 (January 1, 2020 for Kodak) including interim periods within those fiscal years.  The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  Kodak adopted this ASU prospectively on January 1, 2020, and it did not have any impact on Kodak’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional relief through specific exceptions and practical expedients for transitioning away from reference rates that are expected to be discontinued.  The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate.  The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis.  The optional relief is available from March 2020 through December 31, 2022.  Kodak is currently evaluating the impact of this ASU.

[9]

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for Kodak) with early adoption permitted. Kodak is currently evaluating the impact of this ASU.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05, 2020-02 and 2020-03) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, (January 1, 2023 for Kodak).  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2020	2019
Cash and cash equivalents	$209	$233
Restricted cash - current portion	8	12
Restricted cash	24	45
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$241	$290

Restricted cash - current portion on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities. In addition, as of December 31, 2019, it also contained collateral for a guaranty provided to MIR Bidco, SA (the “Purchaser”) who purchased Kodak’s Flexographic Packaging business (“FPD”). On April 16, 2019 the Purchaser of FPD paid Kodak $15 million in the U.S. as a prepayment for transition services and products and services to be provided by Kodak to the Purchaser.  Kodak provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser had the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfied its payment obligations to Kodak by utilizing its prepayment balance, Kodak followed a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of March 31, 2020 and December 31, 2019, the remaining prepayment balance was $0 million and $3 million, respectively, and the cash collateral supporting Kodak’s guaranty was $0 million and $4 million, respectively.

Restricted cash includes $3 million and $22 million as of March 31, 2020 and December 31, 2019, respectively, supporting compliance with the Excess Availability threshold under the Amended and Restated Credit Agreement (the “ABL Credit Agreement”), as defined therein (Refer to Note 8, “Debt and Finance Leases” for information on the decrease in Restricted cash supporting the Excess Availability threshold).  In addition, Restricted cash as of both March 31, 2020 and December 31, 2019 includes an escrow of $14 million in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Restricted cash also included $4 million and $5 million of security posted related to Brazilian legal contingencies as of March 31, 2020 and December 31, 2019, respectively.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2020	2019
Finished goods	$119	$105
Work in process	60	54
Raw materials	57	56
Total	$236	$215

[10]

NOTE 4: OTHER LONG-TERM ASSETS

	March 31,	December 31,
(in millions)	2020	2019
Pension assets	$199	$173
Estimated workers' compensation recoveries	18	18
Long-term receivables, net of reserve of $4 and $4, respectively	10	11
Series A Preferred Stock embedded conversion option derivative asset	6	—
Other	25	26
Total	$258	$228

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the total assets component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying value of goodwill by reportable segment.

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Total
As of December 31, 2019
Goodwill	$56	$6	$14	$—	$76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2019	—	6	6	—	12
Goodwill reallocation	—	—	(6)	6	—
Balance as of March 31, 2020	$—	$6	$—	$6	$12

As a result of the change in segments that became effective as of January 1, 2020, Kodak’s goodwill reporting units changed. Refer to Note 22, “Segment Information” for additional information on the change to Kodak’s organizational structure. The Digital Printing segment has three goodwill reporting units: Electrophotographic Printing Solutions, Prosper and Versamark and Software. The Advanced Materials and Chemicals segment has three goodwill reporting units: Motion Picture and Industrial Films and Chemicals, Advanced Materials and Functional Printing and Kodak Services for Business.  The Traditional Printing segment and Brand segment each have one goodwill reporting unit.

As of December 31, 2019, the goodwill balance of $12 million under the prior year segment reporting structure was comprised of $6 million for the Brand, Film and Imaging segment and $6 million for the Kodak Software segment, which had only one reporting unit (Software).  The goodwill in the Brand, Film and Imaging segment was reported in the Consumer Products reporting unit.

The goodwill previously reported in the Consumer Products goodwill reporting unit was transferred to the Brand goodwill reporting unit using a relative fair value allocation to affected reporting units.  Goodwill previously reported in the Software reporting unit was transferred to the Digital Printing segment where it continues to remain its own reporting unit.

Kodak performed an interim test of impairment for goodwill as of March 31, 2020 due to the decline in its market capitalization from the last goodwill impairment test (December 31, 2019) and the uncertainty resulting from the COVID-19 pandemic on its operations.  Based on the results of the March 31, 2020 analysis, no impairment of goodwill was indicated.  As of March 31, 2020, the Brand reporting unit had negative carrying value.

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2020 and December 31, 2019 were as follows:

[11]

	March 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$99	$77	$22	5 years
Kodak trade name	18	—	18	Indefinite life
Customer-related	11	8	3	4 years
Total	$128	$85	$43

	December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$99	$76	$23	5 years
Kodak trade name	21	—	21	Indefinite life
Customer-related	11	8	3	4 years
Total	$131	$84	$47

Kodak also performed an interim test of impairment for the Kodak trade name as of March 31, 2020.  The interim impairment test of the Kodak trade name used the income approach, specifically the relief from royalty method.  Based on the result of the interim impairment test, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $3 million are included in Other operating income, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $1 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.

Estimated future amortization expense related to intangible assets that are currently being amortized as of March 31, 2020 was as follows:

(in millions)
Q2 - Q4 2020	$4
2021	5
2022	5
2023	4
2024	4
2025 and thereafter	3
Total	$25

NOTE 6: OTHER CURRENT LIABILITIES

	March 31,	December 31,
(in millions)	2020	2019
Employee related liabilities	$38	$38
Deferred revenue	38	43
Customer rebates	18	23
Deferred consideration on disposed businesses (1)	14	14
Series A Preferred Stock dividends payable	14	14
Workers compensation	10	10
Restructuring liabilities	10	12
Transition services agreement prepayment	—	3
Other	33	44
Total	$175	$201

(1)

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the Personalized Imaging and Document Imaging Businesses (“PI/DI Businesses”) to the trustee of the U. K. pension plan (and/or its subsidiaries) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment if the PI/DI Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for any year in the four-year period.  The amounts owed for 2015, 2016 and 2017 were paid in 2016, 2017 and 2019, respectively.  The maximum potential payment related to the year ending December 31, 2018 of $14 million was accrued at the time of the divestiture of the business.  The Company does not consider the procedural requirements giving rise to the

[12]

obligation to pay the amount relating to the year ended December 31, 2018 to have been met.  The PI/DI Businesses (operating as Kodak Alaris) have filed suit against the Company alleging breach of contract based on the failure to pay the $14 million amount with respect to 2018.  The Company has filed counterclaims seeking contractual penalties related to late payments for goods and services provided by Kodak under various separate agreements.

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the current liabilities component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 7: OTHER LONG-TERM LIABILITIES

	March 31,	December 31,
(in millions)	2020	2019
Workers compensation	$83	$84
Asset retirement obligations	40	48
Deferred brand licensing revenue	17	18
Deferred taxes	30	13
Environmental liabilities	9	10
Convertible Notes embedded conversion option derivative liability	5	52
Other	6	6
Total	$190	$231

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 8:  DEBT AND FINANCE LEASES

Amended and Restated Credit Agreement

On January 27, 2020 Kodak exercised its right under the ABL Credit Agreement to permanently reduce lender commitments, reducing the commitments from $150 million to $120 million.  As a result, the minimum Excess Availability decreased to $15 million from the previous minimum of $18.75 million.

On March 27, 2020, the Company and the subsidiaries of the Company that are guarantors (the “Subsidiary Guarantors”) entered into Amendment No. 3 to the ABL Credit Agreement (the “Amendment”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and each of the parties to the ABL Credit Agreement as lenders. Each of the capitalized but undefined terms used in the context of describing the ABL Credit Agreement and the Amendment has the meaning ascribed to such term in the ABL Credit Agreement and the Amendment.

The Amendment decreased the available asset-based revolving loans (the “ABL Loans”) and letters of credit from an aggregate amount of up to $120 million to $110 million, subject to the Borrowing Base. The Company has issued approximately $80 million of letters of credit under the ABL Credit Agreement as of both March 31, 2020 and December 31, 2019.  As a result of the additional reduction in lender commitments, the minimum Excess Availability decreased to $13.75 million from the previous amount of $15 million.

The Amendment also changed Equipment Availability from (i) the lesser of 75% of Net Orderly Liquidation Value of Eligible Equipment or $6 million to (ii) the lesser of 70% of Net Orderly Liquidation Value of Eligible Equipment or $14.75 million as of March 31, 2020.  The Equipment Availability was $14.75 million for March 31, 2020.  The $14.75 million amount decreases by $1 million per quarter starting on July 1, 2020 until maturity or the amount is decreased to $0, whichever comes first.

The Company had approximately $17 million and $22 million of Excess Availability under the ABL Credit Agreement as of March 31, 2020 and December 31, 2019, respectively.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of March 31, 2020 and December 31, 2019, respectively), Kodak funded $3 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of March 31, 2020 and December 31, 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.  The changes effected by the Amendment to the Excess Availability and Equipment Availability combined with increases in Available Accounts Receivable and Inventory allowed the Company to decrease Eligible Cash by $13 million without

[13]

causing Excess Availability to fall below 12.5% of lender commitments.  Available Accounts Receivable and Inventory and Eligible Equipment have the meaning ascribed to these terms in the ABL Credit Agreement.

In addition to the changes discussed above, the Amendment increased the interest rate charged on the ABL Loans.  The interest rate on the ABL Loans (which is based on Excess Availability) increased to LIBOR plus 3.50% - 4.00% per annum from LIBOR plus 2.25% - 2.75% per annum or the Base Rate plus 2.50% - 3.00% per annum from the Base Rate plus 1.25% - 1.75% per annum.

Convertible Notes

On May 20, 2019, the Company and Longleaf Partners Small Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern Asset Management, Inc. (the “Notes Purchasers”), entered into a Notes Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the Notes Purchasers, and the Notes Purchasers agreed to purchase from the Company, $100 million aggregate principal amount of the Convertible Notes.  The transaction closed on May 24, 2019.  The proceeds were used to repay the remaining first lien term loans outstanding ($83 million) under the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”), which was terminated with the repayment.  The remaining proceeds were used for general corporate purposes.  The Notes Purchasers also hold all outstanding shares of the Series A Preferred Stock, which vote with the shares of common stock on an as-converted basis, and are holders of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), as described below.

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

Embedded Derivatives

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

NOTE 9: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $200 million, or $100 per share pursuant to a Series A Preferred Stock Purchase Agreement with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), dated November 7, 2016.  The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the net carrying value of the Series A Preferred Stock (see Note 24, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared quarterly cash dividends in the third and fourth quarters of 2019 and the first quarter of 2020 that were paid when due so it remains four quarters in arrears.

The Purchasers have the right to nominate members to the Company’s board of directors proportional to their ownership on an as converted basis, which initially allowed the Purchasers to nominate two members to the board. If dividends on any Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of Series A Preferred Stock, voting with holders of all other preferred stock of the Company whose voting rights are then exercisable, will be entitled to vote for the election of two additional directors in the next annual meeting and

[14]

all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside. The nomination right of the Purchasers will be reduced by two nominees at any time the holders of Series A Preferred Stock have the right to elect, or participate in the election of, two additional directors. Two of the directors on the Company’s current board of directors were nominated by the Purchasers although the holders of the Series A Preferred Stock currently have the contractual right to nominate only one director based on the results of the ownership formula.

As of March 31, 2020, the Series A Preferred Stock has not been converted and none of the anti-dilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

NOTE 10: LEASES

Income recognized on operating lease arrangements for the three months ended March 31, 2020 and 2019 and is presented below (income recognized for sales-type lease arrangements is $0 million for both periods):

	Three Months Ended March 31,
(in millions)	2020	2019
Lease income - operating leases:
Lease income	$2	$2
Sublease income	2	2
Variable lease income	1	1
Total lease income	$5	$5

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company had outstanding letters of credit of $80 million issued under the ABL Credit Agreement, as well as bank guarantees and letters of credit of $3 million, surety bonds in the amount of $38 million, and restricted cash of $32 million, primarily to address the payment of possible casualty and workers’ compensation claims, support legal contingencies, hedging activities, compliance with the Excess Availability threshold under the ABL Credit Agreement, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2020, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of March 31, 2020, Kodak’s Brazilian operations have posted security composed of $4 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $45 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

[15]

NOTE 12: GUARANTEES

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, a more than 1,200-acre  technology center and industrial complex in Rochester, New York, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2019 to March 31, 2020, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2019	$21
New extended warranty and maintenance arrangements in 2020	23
Recognition of extended warranty and maintenance arrangement revenue in 2020	(24)
Deferred revenue on extended warranties as of March 31, 2020	$20

NOTE 13:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

	Three Months Ended
	March 31, 2020
(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$126	$18	$2	$—	$—	$146
Ongoing service arrangements (1)	21	35	—	—	—	56
Total Annuities	147	53	2	—	—	202
Equipment & Software	7	12	—	—	—	19
Film and chemicals	—	—	38	—	—	38
Other (2)	—	—	2	3	3	8
Total	$154	$65	$42	$3	$3	$267

	Three Months Ended
	March 31, 2019
(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$137	$21	$4	$—	$—	$162
Ongoing service arrangements (1)	21	40	1	—	—	62
Total Annuities	158	61	5	—	—	224
Equipment & Software	8	11	—	—	—	19
Film and chemicals	—	—	38	—	—	38
Other (2)	—	—	5	3	2	10
Total	$166	$72	$48	$3	$2	$291

[16]

(1)

Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as revenue from project-based document management and managed print services businesses, which is included in Other above.

(2)	Other includes revenue from professional services, non-recurring engineering services, print and managed media services, tenant rent and related property management services and licensing.

Product Portfolio Summary:

	Three Months Ended
	March 31, 2020
(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$44	$36	$—	$3	$—	$83
Strategic other businesses (2)	110	15	39	—	3	167
Planned declining businesses (3)	—	14	3	—	—	17
	$154	$65	$42	$3	$3	$267

	Three Months Ended
	March 31, 2019
(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$39	$35	$2	$3	$—	$79
Strategic other businesses (2)	127	17	39	—	2	185
Planned declining businesses (3)	—	20	7	—	—	27
	$166	$72	$48	$3	$2	$291

[17]

(1)

Growth engines consist of Sonora in the Traditional Printing segment, PROSPER and Software in the Digital Printing segment, brand licensing and Advanced Materials and Functional Printing in the Advanced Materials and Chemicals segment, excluding intellectual property (IP) licensing.

(2)

Strategic other businesses include plates in the Traditional Printing segment; Computer to Plate (“CTP”) equipment and related service and Nexpress and related toner business in the Digital Printing segment and Motion Picture and Industrial Film and Chemicals (including external inks) and IP licensing in the Advanced Materials and Chemicals segment.

(3)

Planned declining businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base or are otherwise not strategic to Kodak. These product families consist of Consumer Inkjet, Kodak Services for Business and Kodakit in the Advanced Materials and Chemicals segment and Versamark and Digimaster in the Digital Printing segment.

Geography (1):

	Three Months Ended
	March 31, 2020
(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$35	$28	$30	$3	$3	$99
Canada	3	2	—	—	—	5
North America	38	30	30	3	3	104
Europe, Middle East and Africa	68	24	3	—	—	95
Asia Pacific	39	10	9	—	—	58
Latin America	9	1	—	—	—	10
Total Sales	$154	$65	$42	$3	$3	$267

	Three Months Ended
	March 31, 2019
(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$36	$39	$30	$3	$2	$110
Canada	2	1	1	—	—	4
North America	38	40	31	3	2	114
Europe, Middle East and Africa	72	20	4	—	—	96
Asia Pacific	45	10	13	—	—	68
Latin America	11	2	—	—	—	13
Total Sales	$166	$72	$48	$3	$2	$291

(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at March 31, 2020 and December 31, 2019 were $1 million and $4 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at March 31, 2020 and December 31, 2019 were $56 million and $61 million, respectively, of which $39 million and $43 million are reported in Other current liabilities, respectively and $17 million and $18 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three months ended March 31, 2020 and 2019 that was included in the contract liability balance at the beginning of the year was $26 million and $24 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue

[18]

recognition.  Contract liabilities as of March 31, 2020 and 2019 included $19 million and $20 million of cash payments received during the three months ended March 31, 2020 and 2019, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2020, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 25% of the revenue from unsatisfied performance obligations is expected to be recognized in each of the rest of 2020 and in 2021, with 15% expected to be recognized in 2022 and 35% thereafter.

NOTE 14: OTHER OPERATING INCOME, NET

	Three Months Ended
	March 31,
(in millions)	2020	2019
Expense (income):
Gain on sale of assets (1)	$(8)	$—
Asset impairments	3	—
Transition services agreement income	(2)	—
Total	$(7)	$—

(1)	In March 2020 Kodak sold a property in the U.S.

NOTE 15: OTHER (INCOME) CHARGES, NET

	Three Months Ended
	March 31,
(in millions)	2020	2019
Change in fair value of embedded conversion features derivative liability (1)	$(53)	$1
Loss on foreign exchange transactions	2	—
Other	(2)	—
Total	$(53)	$1

(1)	Refer to Note 24, “Financial Instruments”.

NOTE 16: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Earnings (loss) from continuing operations before income taxes	$54	$(9)
Effective tax rate	305.6%	13.0%
Provision for income taxes	165	3
Provision (benefit) for income taxes at U.S. statutory tax rate	11	(2)
Difference between tax at effective vs. statutory rate	$154	$5

For the three months ended March 31, 2020 and 2019, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses and (2) the results from operations in jurisdictions outside the U.S.

As of December 31, 2019, Kodak’s deferred tax asset valuation allowance is $821 million.  Of this amount, $168 million was attributable to the Company’s net deferred tax assets outside the U.S. of $322 million, and $653 million related to the Company’s net deferred tax assets in the U.S. of $633 million, for which Kodak believed it was more likely than not that the assets would not be realized.

[19]

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

As of March 31, 2020, Kodak determined that it was more likely than not that deferred tax assets outside the U.S. which were not offset with valuation allowances as of March 31, 2020 would not be realized due to reductions in estimates of future profitability as a result of COVID-19 in locations outside the U.S. Accordingly, Kodak recorded a provision of $167 million associated with the establishment of a valuation allowance on those deferred tax assets.

Additionally, on February 21, 2020, Kodak agreed to terms with the IRS and settled the federal audit for calendar years 2013 and 2014.  For these years, Kodak originally recorded a federal unrecognized tax position totaling $41 million, which was fully offset by tax attributes.  This settlement resulted in an increase in net deferred tax assets and was fully offset by a corresponding increase in Kodak’s U.S. valuation allowance, resulting in no net tax benefit.

NOTE 17: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first three months of 2020 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2020 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2019	$11	$1	$—	$12
Q1 charges	6	1	—	7
Q1 utilization/cash payments	(7)	—	—	(7)
Q1 other adjustments and reclasses (2)	(1)	(1)	—	(2)
Balance as of March 31, 2020	$9	$1	$—	$10

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.
(2)	Includes $(1) million of severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities and $(1) million of currency translation impacts.

The $7 million of charges for the three months ended March 31, 2020 was reported as Restructuring costs and other.

The severance costs for the three months ended March 31, 2020 related to the elimination of approximately 90 positions including approximately 20 manufacturing/service positions, and 70 administrative and sales positions. The geographic composition of these positions includes approximately 40 in the U.S. and Canada and 50 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of the year.

[20]

NOTE 18: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2020		2019
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	21	2	30	3
Expected return on plan assets	(49)	(5)	(53)	(6)
Amortization of:
Prior service credit	(2)	—	(2)	—
Actuarial loss	4	2	—	1
Net pension income before special termination benefits	(23)	—	(22)	(1)
Special termination benefits	1	—	1	—
Net pension income from major plans	(22)	—	(21)	(1)
Other plans	—	—	—	(1)
Total net pension income	$(22)	$—	$(21)	$(2)

For the three months ended March 31, 2020 and 2019 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

[21]

NOTE 19: EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three months ended March 31, 2020 follows (in millions):

	Three Months Ended
	March 31,
(in millions)	2020	2019
Loss from continuing operations	$(111)	$(12)
Less: Series A convertible preferred stock cash dividend	(3)	(3)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)
Loss from continuing operations available to common shareholders - basic and diluted	$(116)	$(17)

Net loss	$(111)	$(18)
Less: Series A convertible preferred stock cash dividend	(3)	(3)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)
Net loss available to common shareholders - basic and diluted	$(116)	$(23)

(in millions of shares)
Weighted average shares — basic and diluted	43.6	42.9

As a result of the net loss from continuing operations available to common shareholders for the three months ended March 31, 2020 and 2019, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported earnings from continuing operations available to common shareholders for the three months ended March 31, 2020 and 2019, the calculation of diluted earnings per share would have included the assumed conversion of 0.3 million and 0.4 million unvested restricted stock units, respectively.

The computation of diluted earnings per share for the three months ended March 31, 2020 and 2019 also excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock and (2) the assumed conversion of outstanding employee stock options of 6.8 million and 7.0 million, respectively, because the effects would have been anti-dilutive.  In addition, the computation of diluted earnings per share for the three months ended March 31, 2020 also excluded the assumed conversion of $100 million of Convertible Notes because the effect would have been anti-dilutive.

NOTE 20: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of March 31, 2020 and December 31, 2019, there were 43.7 million and 43.2 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A Preferred Stock issued and outstanding. Treasury stock consisted of approximately 0.7 million shares as of both March 31, 2020 and December 31, 2019.

[22]

NOTE 21: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Currency translation adjustments	$(12)	$3
Pension and other postretirement benefit plan changes
Newly established net actuarial gain	1	—
Tax Provision	—	—
Newly established net actuarial gain, net of tax	1	—
Reclassification adjustments:
Amortization of prior service credit (a)	(2)	(1)
Amortization of actuarial losses (a)	5	—
Recognition of (gains) losses due to curtailments and settlements	—	—
Total reclassification adjustments	3	(1)
Tax provision	(1)	—
Reclassification adjustments, net of tax	2	(1)
Pension and other postretirement benefit plan changes, net of tax	3	(1)
Other comprehensive (loss) income	$(9)	$2

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 18, "Retirement Plans and Other Postretirement Benefits".

NOTE 22: SEGMENT INFORMATION

Change in Segments

Effective January 1, 2020 Kodak changed its organizational structure. Prepress Solutions, formerly part of the Print Systems segment, operates as a separate segment named the Traditional Printing segment. Electrophotographic Printing Solutions, formerly part of the Print Systems segment, was combined with the Enterprise Inkjet Systems segment and Kodak Software segment to form the Digital Printing segment. The Brand, Film and Imaging segment, except for the licensing of the Kodak brand to third parties, was combined with the Advanced Materials and 3D Printing segment to form the Advanced Materials and Chemicals segment. The licensing of the Kodak brand to third parties operates as a separate segment named the Brand segment. The Eastman Business Park segment is no longer a reportable segment.  A description of Kodak’s reportable segments follows.

Traditional Printing: The Traditional Printing segment is comprised of Prepress Solutions.

Digital Printing: The Digital Printing segment is comprised of four lines of business: the Electrophotographic Printing Solutions business, the Prosper business, the Versamark business and the Kodak Software business.

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of five lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing Technology and Kodak Services for Business.

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

[23]

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2020	2019
Traditional Printing	$154	$166
Digital Printing	65	72
Advanced Materials and Chemicals	42	48
Brand	3	3
All Other	3	2
Consolidated total	$267	$291

Segment Operational EBITDA and Consolidated Income (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2020	2019
Traditional Printing	$1	$6
Digital Printing	(2)	(1)
Advanced Materials and Chemicals	(9)	(11)
Brand	2	1
Total of reportable segments	(8)	(5)
All Other	(1)	(1)
Depreciation and amortization	(10)	(15)
Restructuring costs and other	(7)	(2)
Stock based compensation	(1)	(3)
Consulting and other costs (1)	—	(3)
Idle costs (2)	—	(1)
Former CEO separation agreement compensation	—	(2)
Other operating income, net, excluding income from transition services agreement (3)	6	—
Interest expense (4)	(4)	(3)
Pension income excluding service cost component (4)	26	27
Other income (charges), net (4)	53	(1)
Consolidated income (loss) from continuing operations before income taxes	$54	$(9)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million of income from the transition services agreement with the Purchaser was recognized in the three months ended March 31, 2020.  The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former Chief Executive Officer (“CEO”) separation agreement compensation; other operating income, net (unless otherwise indicated); interest expense; and other income (charges), net.

[24]

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate selling, general and administrative expenses (“SG&A”).  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and Development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

NOTE 23: DISCONTINUED OPERATIONS

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

The results of operations of FPD are presented below:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Revenues	$—	$39
Cost of revenues	—	26
Selling, general and administrative expenses	—	8
Research and development costs	—	2
Interest expense	—	7
Income (loss) from discontinued operations before taxes	—	(4)
(Benefit) provision for income taxes	—	2
Income (loss) from discontinued operations	$—	$(6)

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at March 31, 2020 and December 31, 2019 was approximately $340 million and $332 million, respectively.  The majority of the contracts of this type held by Kodak as of March 31, 2020 and December 31, 2019 are denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.

[25]

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net (gain) loss from derivatives not designated as hedging instruments	$(1)	$4

Kodak had no derivatives designated as hedging instruments for the quarter ended March 31, 2020.

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

As discussed in Note 8, “Debt and Finance Leases”, the Company concluded that the Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features and term extension option were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.

The derivative is in a liability position at March 31, 2020 and December 31, 2019 and is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other (income) charges, net in the Consolidated Statement of Operations.

As discussed in Note 9, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in an asset position at March 31, 2020 and is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The derivative was in a liability position at December 31, 2019 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of both March 31, 2020 and December 31, 2019 was $1 million.  The gross fair value of foreign currency forward contracts in a liability position as of March 31, 2020 and December 31, 2019 was $1 million and $0 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the quarter ended March 31, 2020.

[26]

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

The following tables present the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives:

Convertible Notes:

	Valuation Date
	March 31,	December 31,
	2020	2019
Total value of embedded derivative liability ($ millions)	$5	$51
Kodak's closing stock price	$1.73	$4.65
Expected stock price volatility	111.98%	104.61%
Risk free rate	0.21%	1.58%
Yield on the convertible notes	14.52%	11.52%

Series A Preferred Stock:

	Valuation Date
	March 31,	December 31,
	2020	2019
Total value of embedded derivative (asset) liability ($ millions)	$(6)	$1
Kodak's closing stock price	$1.73	$4.65
Expected stock price volatility	111.98%	104.61%
Risk free rate	0.21%	1.58%
Yield on the preferred stock	19.98%	16.27%

The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Convertible Notes or Series A Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their initial maturity date or Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion values reduce the value of the embedded conversion features and term extension option derivative liability.  Other than events that alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value for the Series A Preferred Stock exceeded the value of the Optional Conversion and Mandatory Conversion values at March 31, 2020 resulting in the Series A Preferred Stock derivative being reported as an asset.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $106 million and $111 million at March 31, 2020 and December 31, 2019, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both March 31, 2020 and December 31, 2019.

[27]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series A Preferred Stock;
•	The impact of the global economic environment or medical epidemics such as the COVID-19 pandemic;
•	Changes in foreign currency exchange rates, commodity prices and interest rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
•

Continued sufficient availability of borrowings and letters of credit under the ABL Credit Agreement, Kodak’s ability to obtain additional financing if and as needed and Kodak’s ability to provide or facilitate financing for its customers;

•	The performance by third parties of their obligations to supply products, components or services to Kodak; and
•

Kodak’s ability to effect strategic transactions, such as divestitures, acquisitions, strategic alliances and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions.

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

OVERVIEW

Kodak is a global technology company focused on print and advanced materials and chemicals. Kodak provides industry-leading hardware, software, consumables and services primarily to customers in commercial print, packaging, publishing, manufacturing and entertainment. Kodak is committed to environmental stewardship and ongoing leadership in developing sustainable solutions. Its broad portfolio of superior products, responsive support and world-class research and development (“R&D”) make Kodak solutions a smart investment for customers looking to improve their profitability and drive growth.

Revenue decreased $24 million when compared to the prior year quarter (8%), including the unfavorable impact of currency ($3 million) in the current year quarter.

[28]

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

The COVID-19 pandemic did not have a material impact on current quarter sales.  However, sales volumes in the second quarter of 2020 are expected to be negatively impacted and collections of accounts receivable are expected to slow.  Accounts receivable reserves increased $4 million from December 31, 2019 to March 31, 2020 (4% of accounts receivable at December 31, 2019 to 6% of accounts receivable at March 31, 2020). The duration and extent of demand declines and then recovery is unclear.  For the three months ended March 31, 2020, Kodak was able to broadly maintain its operations, but this may change in the future as government and other responses to COVID-19 evolve. Kodak has also worked closely with government officials in the jurisdictions where it operates to keep its manufacturing facilities open during the pandemic to date.  Kodak has endeavored to address the recommended actions of government and health authorities to protect employees world-wide, with particular measures in place for those working in plants and distribution facilities.  Kodak intends to continue to work with government authorities and implement employee safety measures so that the manufacturing and distribution of products during the pandemic can continue. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to Kodak’s operations or supply chain.  Kodak is reducing operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs and pay cuts for its employees and the deferral of certain R&D spend while operations are being negatively impacted by the COVID-19 pandemic.

•

The Company’s convertible debt matures on November 1, 2021, if not converted prior to then and the Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Additionally, Kodak has significant ongoing cash requirements to fund operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies, excluding the possible negative impacts during the COVID-19 pandemic, are expected to mitigate the impact of revenue declines on earnings.  Traditional Printing revenues accounted for approximately 58% of Kodak’s revenues for the quarter ended March 31, 2020.  Traditional Printing’s revenues decreased $12 million (7%) compared with the prior year quarter, including the unfavorable impact of currency ($2 million).  Segment earnings declined by $5 million (83%) compared to the prior year quarter, primarily reflecting pricing declines.

Adverse impacts from COVID-19 are anticipated in the second quarter of 2020.  None of the Traditional Printing segment’s manufacturing facilities have been ordered to close by governmental authorities.  Many of the segment’s customers around the globe continue to operate, but at decreased volumes.  Therefore, demand for the segment’s products is expected to temporarily decline.  The Traditional Printing segment may also be impacted by supply chain disruptions and travel restrictions.  With the anticipated decline in customer demand, manufacturing volumes are being reduced.  The duration and extent of demand declines and then recovery is unclear.  Manufacturing employees are being temporarily furloughed, as necessary, under reduced production plans.  The segment is utilizing furloughs and pay-cuts for non-manufacturing employees in a way which will allow continued operation and product development.

[29]

•

In Digital Printing, the legacy VERSAMARK business is expected to continue to decline as a percentage of the segment’s total revenue as the PROSPER business grows.  The PROSPER Inkjet Systems business is expected to continue to build profitability, excluding the possible negative impacts during the COVID-19 pandemic.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Digital Printing’s revenues decreased $7 million (10%) compared with the prior year quarter.  Segment earnings declined by $1 million (100%) compared to the prior year quarter.

Adverse impacts from COVID-19 are anticipated in the second quarter of 2020.  None of the Digital Printing segment’s manufacturing facilities have been ordered to close by governmental authorities.  Many of the segment’s customers around the globe continue to operate, but at decreased volumes.  Therefore, demand for the segment’s products is expected to temporarily decline.  The Digital Printing segment may also be impacted by supply chain disruptions and travel restrictions.  With the anticipated decline in customer demand, manufacturing volumes are being reduced.  The duration and extent of demand declines and then recovery is unclear.  Manufacturing employees are being temporarily furloughed, as necessary, under reduced production plans.  The segment is utilizing furloughs and pay-cuts for non-manufacturing employees in a way which will allow continued operation and product development.

•

Advanced Materials and Chemicals revenues declined $6 million compared with the prior year quarter (13%).  Despite segment revenues being down, the segment loss improved $2 million (18%) compared with the prior year quarter due to price increases on professional and consumer still photographic film and operating cost reductions.  Kodak plans to continue promoting the use of film to utilize as much film manufacturing capacity as possible.

Adverse impacts from COVID-19 are anticipated in the second quarter of 2020, most notably in Motion Picture where the industry has been heavily impacted and productions in affected regions have been suspended.  None of the Advanced Materials and Chemicals segment’s manufacturing facilities have been ordered to close by governmental authorities.  However, each of the segment’s product lines are expected to be impacted by lowered demand and may also be impacted by supply chain disruptions and travel restrictions.  The duration and extent of demand declines and then recovery is unclear.  Manufacturing volumes are being reduced due to the expectation that customer demand will decline in the near-term.  Manufacturing employees are being temporarily furloughed, as necessary, under reduced production plans.  Most R&D programs within Advanced Materials and Functional Printing have been deferred and associated R&D costs are being significantly reduced through the use of temporary furloughs.

•

Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park, which helps cost absorption for both Kodak operations and tenants at Eastman Business Park.

•

Adverse impacts from COVID-19 are anticipated in the Brand segment in the second quarter of 2020 as many Kodak licensees are experiencing significant slowdowns.  The duration and extent of declines and then recovery is unclear.

•	Kodak plans to capitalize on its intellectual property through new business or licensing opportunities in 3D printing materials, smart material applications, and printed electronics markets.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Change in Segments

Effective January 1, 2020 Kodak changed its organizational structure. Prepress Solutions, formerly part of the Print Systems segment, now operates as a separate segment named the Traditional Printing segment. Electrophotographic Printing Solutions, formerly part of the Print Systems segment, was combined with the Enterprise Inkjet Systems segment and Kodak Software segment to form the Digital Printing segment. The Brand, Film and Imaging segment, except for the licensing of the Kodak brand to third parties, was combined with the Advanced Materials and 3D Printing segment to form the Advanced Materials and Chemicals segment. The licensing of the Kodak brand to third parties operates as a separate segment named the Brand segment. The Eastman Business Park segment is no longer a reportable segment.  A description of the reportable segments follows.

REPORTABLE SEGMENTS

Kodak has four reportable segments:  Traditional Printing, Digital Printing, Advanced Materials and Chemicals and Brand.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and are composed of the Eastman Business Park operations.

Traditional Printing

The Traditional Printing segment is comprised of Prepress Solutions, which includes Kodak’s digital offset plate offerings and computer-to-plate imaging solutions.  The Traditional Printing segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging.

[30]

While the businesses in this segment are experiencing competitive pricing pressures, innovations in Kodak product lines that can command premium prices offset some of the long-term market price erosion.  Additionally, Kodak seeks to mitigate the impact of market dynamics on pricing and volume pressures and of increases in manufacturing costs, including aluminum prices, through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.  In January 2019, Kodak received exemptions from U.S. tariffs on aluminum.  The U.S. aluminum tariffs are still in place and Kodak’s exemptions continue.

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

The Traditional Printing products and services are sold globally to customers through both a direct sales team as well as indirectly through dealers.

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

The Traditional Printing segment also provides service and support related to these products.

Digital Printing

The Digital Printing segment contains Electrophotographic Printing Solutions, Prosper, Versamark and Software.  Digital Printing products include high-quality digital printing solutions using electrically charged toner-based technology, production press systems, consumables (primarily ink), inkjet components, software and services.  Digital Printing products are distributed directly by Kodak and indirectly through dealers.

Electrophotographic Printing Solutions:

•	NEXFINITY printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.

•

DIGIMASTER printers use monochrome electrophotographic printing technology for transactional printing, short-run books, corporate documentation, manuals and direct mail.  Kodak has ceased manufacturing Digimaster printers but continues to sell consumables into the installed base.

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

•

The focus of the Prosper business is on developing the next generation platform, Ultrastream, with solutions that place writing systems in OEMs as well as direct sale press products that widens its reach into applications for packaging and décor and expands the substrate range to include plastics.  The Prosper business closed on the first sale of an Ultrastream writing system for use in a packaging application in December of 2019 with Uteco Group.  Uteco Group has integrated Ultrastream in a packaging press solution.

[31]

•

The Prosper business includes Kodak Print Services.  Kodak Print Services prints the Jersey Evening Post as well as the majority of U.K. national newspapers for distribution in both Jersey and Guernsey islands.  The business is used to demonstrate the value of the Kodak Prosper presses to customers around the world.

Versamark:

•

The KODAK VERSAMARK Products are the predecessor products to the PROSPER business.  Kodak has ceased manufacturing VERSAMARK Press Systems.  Users of KODAK VERSAMARK products continue to purchase ink and other consumables as well as related service from Kodak.  Applications of the VERSAMARK products include publishing, transactional, commercial print and direct mail.

Software

•

The Software business offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak products and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world

•	The Software business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency.

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of four lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing and Kodak Services for Business (“KSB”).  Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers.  Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 20% of total Advanced Materials and Chemicals segment revenues in 2019.  The Company and Kodak Alaris are parties to countersuits (see Note 6: Other Current Liabilities in the consolidated financial statements).  Kodak Alaris primarily buys still photographic film from the Company.  In April 2020, Kodak Alaris advised Kodak that unrelated to the countersuits it did not intend to pay undisputed invoices for three months to conserve its cash resources during the COVID-19 pandemic.  Kodak has given default notices to Kodak Alaris with respect to invoices not paid in accordance with the 45-day payment terms and, on May 9, 2020, gave termination notice to Kodak Alaris under the film supply contract based on Kodak Alaris’ failure to pay past due amounts within the 30-day cure period.  Kodak is not restricted from selling its still photographic film directly or through other distributors and retailers in addition to or substitution for film sold to Kodak Alaris, although if sales of film to Kodak Alaris are reduced or cease for any reason there may be a delay in Kodak sales to third parties other than Kodak Alaris during a transitional period.

Industrial Film and Chemicals:

•	Offers industrial film, including films used by the electronics industry to produce printed circuit boards, as well as professional and consumer still photographic film.

•	Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals.

•	Offers specialty inks and dispersions to third parties.

•

Includes Consumer Inkjet Solutions.  Starting in 2013, Kodak stopped manufacturing consumer inkjet printers and focused on the sale of ink to its installed printer base.  Kodak’s final build of ink inventory is expected to be depleted in the second quarter of 2020.

Motion Picture:

•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.

•	Kodak motion picture film processing laboratories offering onsite processing services at strategic locations in the U.S. and Europe.

[32]

Advanced Materials and Functional Printing

•	Advanced Materials

•

Advanced Materials develops solutions for component smart materials based on the materials science inventions and innovations from the research laboratories.  There are multiple applications that Kodak contemplates addressing in this category.  Currently, the primary focus is on light blocking particles (Kodalux) for the textile market. In addition, a specialty material is manufactured by this group for use by a 3D printing customer.

•	Functional Printing:

•

Functional Printing concentrates on contract manufacturing, development partnerships, and/or licensing opportunities in very high-resolution 3D printing solutions such as printed electronics.  Also, a portfolio of products is offered to enable others to utilize functional printing.

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

•

KSB assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides business process outsourcing services, scan and capture solutions, records conversion services, workflow solutions, content management, and print and managed media services that assist customers with solutions that meet their business requirements.   KSB has expertise in the capture, archiving, retrieval and delivery of documents including in depth knowledge of handling legacy media.  KSB serves enterprise customers primarily in the banking, insurance and government sectors.  Sales in KSB are project-based and can vary from year to year depending on the nature and number of projects in existence that year. KSB currently operates exclusively in Asia, primarily in China and Hong Kong.

•	Kodakit

•

Kodakit was a platform that connected businesses with professional photographers to cater to their photography needs. Customers included global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

•	Kodak decided to discontinue the operations of Kodakit in October 2019.

Brand

The Brand segment Includes licensing of the Kodak brand to third parties.  Kodak currently licenses its brand for use with a range of products including batteries, digital and instant print cameras and camera accessories, printers, and LED lighting.  Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments. Brand licensees use the Kodak brand on their products and use their own distribution channels.

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2020	2019
Traditional Printing	$154	$166
Digital Printing	65	72
Advanced Materials and Chemicals	42	48
Brand	3	3
All Other	3	2
Consolidated total	$267	$291

[33]

Segment Operational EBITDA and Consolidated Income (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2020	2019
Traditional Printing	$1	$6
Digital Printing	(2)	(1)
Advanced Materials and Chemicals	(9)	(11)
Brand	2	1
All Other	(1)	(1)
Depreciation and amortization	(10)	(15)
Restructuring costs and other	(7)	(2)
Stock based compensation	(1)	(3)
Consulting and other costs (1)	—	(3)
Idle costs (2)	—	(1)
Former CEO separation agreement compensation	—	(2)
Other operating income, net, excluding income from transition services agreement (3)	6	—
Interest expense (4)	(4)	(3)
Pension income excluding service cost component (4)	26	27
Other income (charges), net (4)	53	(1)
Consolidated (loss) income from continuing operations before income taxes	$54	$(9)
(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million of income from the transition services agreement with the Purchaser was recognized in the quarter ended March 31, 2020.  The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former CEO separation agreement compensation; other operating income, net (unless otherwise indicated); interest expense; and other income (charges), net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

[34]

2020 COMPARED WITH 2019

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2020	% of Sales	2019	% of Sales	$ Change
Revenues	$267		$291		$(24)
Cost of revenues	231		251		(20)
Gross profit	36	13%	40	14%	(4)
Selling, general and administrative expenses	48	18%	59	20%	(11)
Research and development costs	9	3%	11	4%	(2)
Restructuring costs and other	7	3%	2	1%	5
Other operating income, net	(7)	(3)%	—	0%	(7)
Loss from continuing operations before interest expense, other (income) charges, net and income taxes	(21)	(8)%	(32)	(11)%	11
Interest expense	4	1%	3	1%	1
Pension income excluding service cost component	(26)	(10)%	(27)	(9)%	1
Other (income) charges, net	(53)	(20)%	1	0%	(54)
Earnings (loss) from continuing operations before income taxes	54	20%	(9)	(3)%	63
Provision for income taxes	165	62%	3	1%	162
Loss from continuing operations	(111)	(42)%	(12)	(4)%	(99)
Income from discontinued operations, net of income taxes	—	0%	(6)	(2)%	6
Net loss	$(111)	(42)%	$(18)	(6)%	$(93)

Revenue

For the three months ended March 31, 2020 revenues declined $24 million compared with the same period in 2019, driven by volume declines and unfavorable pricing within Traditional Printing ($5 million and $4 million, respectively), volume declines in Digital Printing and Advanced Materials and Chemicals (both $10 million) and unfavorable foreign currency ($3 million). The revenue declines were offset by improved pricing and product mix in Advanced Materials and Chemicals ($4 million) and favorable mix of products in Digital Printing ($3 million).  See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2020 declined approximately $4 million compared with the same period in 2019 reflecting unfavorable pricing in Traditional Printing ($5 million), volume declines in Advanced Materials and Chemicals ($3 million) and unfavorable costs in Digital Printing ($4 million) and Advanced Materials and Chemicals ($2 million) partially offset by favorable pricing and product mix in Advanced Materials and Chemicals ($4 million), favorable mix of products in Digital Printing ($3 million) and lower depreciation and amortization expenses ($5 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $11 million for the quarter ended March 31, 2020 primarily due to lower investment in segment selling and marketing activities ($7 million), lower consulting and project costs ($3 million), lower stock-based compensation ($2 million) as well as $2 million of compensation included in the former CEO separation agreement in the prior year partially offset by bad debt expense due to issues caused by the COVID-19 pandemic ($3 million).

Research and Development Costs

Consolidated R&D expenses decreased $2 million for the quarter ended March 31, 2020 primarily due to cost reduction efforts.

Other (Income) Charges

The change in Other (income) charges was primarily driven by the embedded conversion features derivative liability associated with the Convertible Notes.  Refer to Note 15, “Other (Income) Charges, Net” and Note 24, “Financial Instruments”.

Provision for Income Taxes

The Provision for Income Taxes was primarily driven by the $167 million provision associated with the establishment of a valuation allowance on deferred tax assets outside the U.S.  Refer to Note 16, “Income Taxes”.

[35]

Loss from Discontinued Operations

The Loss from discontinued operations in the prior year period reflects the results from the FPD business prior to consummating the sale of the business in April 2019.  Refer to Note 23, “Discontinued Operations”.

TRADITIONAL PRINTING SEGMENT

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change
Revenues	$154	$166	$(12)

Operational EBITDA	$1	$6	$(5)
Operational EBITDA as a % of revenues	1%	4%

Revenues

The decrease in Traditional Printing revenues for the three months ended March 31, 2020 of approximately $12 million primarily reflected volume and pricing declines ($4 million and $5 million, respectively) in Prepress Solutions consumables and service, and unfavorable foreign currency ($2 million)

Operational EBITDA

Traditional Printing Operational EBITDA for the three months ended March 31, 2020 declined $5 million compared to the prior year reflecting pricing declines ($5 million) in Prepress Solutions consumables, an increase in bad debt expense ($2 million) and aluminum tariff refunds received in 2019 ($2 million) partially offset by lower sales and marketing expenses ($3 million) and lower aluminum costs in the current year ($2 million).

During 2018 U.S. tariffs imposed on aluminum purchases were included as part of the cost of printing plates sold.  In January 2019, Kodak received retroactive exemptions from U.S. tariffs on aluminum.  Due to the exemptions, all aluminum tariffs paid by Kodak in prior periods were recognized as a cost reduction in the prior year-to-date period.

DIGITAL PRINTING SEGMENT

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change
Revenues	$65	$72	$(7)

Operational EBITDA	$(2)	$(1)	$(1)
Operational EBITDA as a % of revenues	(3)%	(1)%

Revenues

The decline in Digital Printing revenues for the three months ended March 31, 2020 of approximately $7 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($4 million), volume declines in Electrophotographic Printing Solutions equipment ($2 million), volume declines in PROSPER systems ($1 million) and volume declines in VERSAMARK service and consumables ($2 million) due to declines in the installed base of VERSAMARK systems partially offset by improved volume and pricing in PROSPER components ($2 million and $1 million, respectively).

Operational EBITDA

Digital Printing Operational EBITDA for the three months ended March 31, 2020 declined $1 million driven by higher manufacturing costs in Electrophotographic Printing Solutions ($3 million) partially offset by the improved mix from higher sales of PROSPER components ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change
Revenues	$42	$48	$(6)

Operational EBITDA	$(9)	$(11)	$2
Operational EBITDA as a % of revenues	(21)%	(23)%

[36]

Revenues

Advanced Materials and Chemicals revenues for the three months ended March 31, 2020 declined $6 million primarily from volume declines in Motion Picture ($3 million) due to timing of productions and Consumer Inkjet Solutions ($2 million) driven by lower sales of ink to the existing installed base of printers. Additionally, current year revenues for Kodak Services for Business declined ($2 million) primarily due to operations in Asia being impacted by COVID-19, and the prior period including revenues from Kodakit ($2 million) which has since stopped operating.  Partially offsetting these impacts was improved pricing ($2 million) and improved product mix ($2 million) in Industrial Film and Chemicals.

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved $2 million for the three months ended March 31, 2020 primarily due to favorable pricing ($2 million) and improved product mix ($2 million) in Industrial Film and Chemicals.  Also contributing were lower selling and administrative expenses ($2 million) driven by the wind down of Kodakit.  Partially offsetting were unfavorable cost impacts in Industrial Film and Chemicals ($2 million) and volume declines in Consumer Inkjet Solutions, Motion Picture and Kodakit (each $1 million) as discussed above.

BRAND SEGMENT

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change
Revenues	$3	$3	$-

Operational EBITDA	$2	$1	$1
Operational EBITDA as a % of revenues	67%	33%

Revenues

Brand revenues for the three months ended March 31, 2020 were flat compared to the prior year quarter.

Operational EBITDA

Brand Operational EBITDA for the three months ended March 31, 2020 improved $1 million compared with the prior year quarter primarily due to lower sales and marketing expenses.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $7 million of charges for the quarter ended March 31, 2020, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $7 million during the quarter ended March 31, 2020.

The restructuring actions implemented in the first three months of 2020 are expected to generate future annual cash savings of approximately $8 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $1 million and $7 million, respectively.  Kodak began realizing a portion of these savings in the first three months of 2020 and expects the majority of the annual savings to be in effect by the end of the year as actions are completed.

[37]

CRITICAL ACCOUNTING POLICIES AND ESTIMATES UPDATE

Updates to critical accounting policies and estimates in Kodak’s 2019 Annual Report on Form 10-K are presented in this section. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Annual Report on Form 10-K for a complete discussion of all Kodak’s critical accounting policies.

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Given the decline in Kodak’s market capitalization from the last goodwill impairment test (December 31, 2019) and the uncertainty resulting from the COVID-19 pandemic on its operations, Kodak performed an interim goodwill impairment test as of March 31, 2020.

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management.  As a result of the change in segments that became effective as of January 1, 2020, Kodak’s goodwill reporting units changed. The Digital Printing segment has three goodwill reporting units: Electrophotographic Printing Solutions, Prosper and Versamark, and Software. The Advanced Materials and Chemicals segment has three goodwill reporting units: Motion Picture and Industrial Films and Chemicals, Advanced Materials and Functional Printing and Kodak Services for Business.  The Traditional Printing segment, Brand segment and Eastman Business Park segment each have one goodwill reporting unit.

As of December 31, 2019, the goodwill balance of $12 million under the prior year segment reporting structure was comprised of $6 million for the Brand, Film and Imaging segment and $6 million for the Kodak Software segment, which had only one reporting unit (Software).  The goodwill in the Brand, Film and Imaging segment was reported in the Consumer Products reporting unit.

The goodwill previously reported in the Consumer Products goodwill reporting unit was transferred to the Brand goodwill reporting unit using a relative fair value allocation to affected reporting units.  Goodwill previously reported in the Software reporting unit was transferred to the Digital Printing segment and continues to remain its own reporting unit.

Given the significant cushion that existed for both the Brand and Software reporting units based on the December 31, 2019 impairment test, Kodak updated the fair value of all its reporting units as of March 31, 2020 using only the discounted cash flow method.  Kodak established an estimate of future cash flows for the period ranging from April 1, 2020 to December 31, 2024 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding the timing and impact of the COVID-19 pandemic on each reporting unit.  The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections. Discount rates of 21% to 55% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value was included for all reporting units at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate. The terminal value was calculated using either the constant growth method based on the cash flows of the final year of the discrete period or the H-model, which assumes the growth during the terminal period starts at a higher rate and declines in a linear manner over a specified transition period toward a stable growth rate.

Based upon the results of Kodak’s March 31, 2020 analysis, no impairment of goodwill was indicated. Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair value, or as a result of changes in operating segments or reporting units.

Kodak also updated the fair value of the Kodak trade name as of March 31, 2020. The fair value of the Kodak trade name, which has a carrying value of $21 million, was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from April 1, 2020 to December 31, 2024, including a terminal year with growth rates ranging from –2.5% to 3% (b) an after-tax royalty rate of 0.4% of expected net sales, and (c) discount rates ranging from 23% to 32%, which were based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s March 31, 2020 assessment, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $3 million.  Impairment of the Kodak trade name could occur in the future if estimated revenues decline or if there are significant changes in the discount or royalty rates. A one percent increase in the discount rate and a 10 percent miss in expected revenues would impact the fair value of the Kodak trade name by $2 million.

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

[38]

Kodak updated its estimate of undiscounted cash flows for each asset group as of March 31, 2020 using a probability weighted approach in determining the likelihood of possible adverse impacts from the COVID-19 pandemic. Estimated cash flows for the Film asset group are being negatively impacted as the Motion Picture industry has been heavily impacted and productions in affected regions have been suspended.  As of March 31, 2020, the total estimated cash flows, without consideration from cash flows expected from the eventual disposition of the primary assets of the group, exceeded their carrying value by approximately 15%. No impairment indicators were noted for the other asset groups.  Impairment of long-lived assets other than goodwill and indefinite lived intangible assets could occur in the future if expected estimated future cash flows decline or if there are significant changes in the estimated useful life of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Kodak is facing liquidity challenges due to operating losses and low or negative cash flow from operations, collateral needs and restrictions on the movement of cash from China.  Cash flow from operations in 2019 benefited from working capital improvements and individual transactions that occurred during the year.  The Company’s Convertible Notes do not require any debt service until conversion or maturity on November 1, 2021. The Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Kodak has ongoing significant cash requirements to fund operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  Additionally, the Company looks to implement ways to reduce collateral needs in the U.S. while accessing available cash in Chinese subsidiaries.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U. S.  Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in market size contractions in many countries due to economic slowdowns and government restrictions on movement.  It is expected that conversion of accounts receivable to cash will take longer and that collection risk has increased.  The economic uncertainty surrounding the COVID-19 pandemic is an additional complexity in Kodak’s plans to return to sustainable positive cash flow.  To mitigate the economic impacts of the pandemic Kodak is employing temporary furloughs and pay reductions, scaling manufacturing volumes due to expectations of reduced volumes, and delaying an increased number of product development programs.  The Company is also seeking to take advantage of any available government incentives around the world in response to the COVID-19 pandemic such as employee related tax deferrals or holidays, wage subsidies and loan programs including those under the U.S. CARES Act, although the Company has not yet been able to take advantage of any loan programs and may not qualify for any loans under the programs created under the U.S. CARES Act.  Many of the available government incentives for which the Company qualifies are in the form of deferrals of payments that will be required to be paid in the future.

The current cash balance outside of China, recent trend of negative operating cash flow, maturity and redemption dates in 2021 for the Convertible Notes and Series A Preferred Stock, increased challenges in managing cash during the COVID-19 pandemic and general lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

Refer to the Going Concern section of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”; Note 8, "Debt and Finance Leases," and Note 9, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion. Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for a reconciliation of cash, cash equivalents and restricted cash.

	March 31,	December 31,
(in millions)	2020	2019
Cash, cash equivalents, restricted cash and cash in assets held for sale	$241	$290

[39]

Cash Flow Activity

	March 31,
(in millions)	2020	2019	Change
Cash flows from operating activities:
Net cash used in operating activities	$(41)	$(12)	$(29)
Cash flows from investing activities:
Net cash used in investing activities	(1)	(3)	2
Cash flows from financing activities:
Net cash (used in) provided by financing activities	(3)	3	(6)
Effect of exchange rate changes on cash and restricted cash	(4)	2	(6)
Net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale	$(49)	$(10)	$(39)

Operating Activities

Net cash used in operating activities increased $29 million for the three months ended March 31, 2020 as compared with the corresponding period in 2019 primarily due to increased cash spend on inventory and a smaller build of accounts payable in the current year period.

Investing Activities

Net cash used in investing activities improved $2 million for the three months ended March 31, 2020 as compared with the corresponding period in 2019 due to an increase in proceeds received from the sale of assets and returns on investments in the current year.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2020 compares $6 million unfavorably to the corresponding period in 2019 driven by the proceeds from the RED – Rochester borrowing partially offset by the payment of contingent consideration in the prior year.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The ABL Credit Agreement had $17 million of net availability (“Excess Availability”) as of March 31, 2020. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At March 31, 2020 and December 31, 2019 approximately $62 million and $72 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $147 million and $161 million, respectively, of cash and cash equivalents and cash in assets held for sale were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans. As of March 31, 2020 and December 31, 2019, outstanding inter-company loans to the U.S. were $416 million and $408 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $117 million and $110 million, respectively.  In China, where approximately $88 million and $89 million of cash and cash equivalents was held as of March 31, 2020 and December 31, 2018, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to the ABL Credit Agreement.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak in anticipation of an inter-company transaction.

On January 27, 2020 Kodak exercised its right under the ABL Credit Agreement to permanently reduce lender commitments, reducing the commitments from $150 million to $120 million.  As a result, the minimum Excess Availability decreased to $15 million from the previous minimum of $18.75 million.

On March 27, 2020, the Company and the Subsidiary Guarantors entered into the Amendment with the Lenders and Bank of America, N.A., as administrative and collateral agent.

The Amendment decreased the available asset-based revolving loans (the “ABL Loans”) and letters of credit from an aggregate amount of up to $120 million to $110 million, subject to the Borrowing Base.

The Company had issued approximately $80 million of letters of credit under the ABL Credit Agreement as of both March 31, 2020 and December 31, 2019.  As a result of the additional reduction in lender commitments, the minimum Excess Availability decreased to $13.75 million from the previous amount of $15 million.

The Amendment also changed Equipment Availability from (i) the lesser of 75% of Net Orderly Liquidation Value of Eligible Equipment or $6 million to (ii) the lesser of 70% of Net Orderly Liquidation Value of Eligible Equipment or $14.75 million as of March 31, 2020.  The Equipment Availability

[40]

was $14.75 million for March 31, 2020.  The $14.75 million amount decreases by $1 million per quarter starting on July 1, 2020 until maturity or the amount is decreased to $0, whichever comes first.

The Company had approximately $17 million and $22 million of Excess Availability under the ABL Credit Agreement as of March 31, 2020 and December 31, 2019, respectively.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of March 31, 2020 and December 31, 2019, respectively), Kodak funded $3 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of March 31, 2020 and December 31, 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.  The changes provided by the Amendment to the Excess Availability and Equipment Availability combined with increases in Eligible Receivables and Eligible Inventory allowed the Company to decrease Eligible Cash by $13 million without causing Excess Availability to fall below 12.5% of lender commitments.

Under the ABL Credit Agreement, if Excess Availability ($17 million at March 31, 2020) falls below 12.5% of lender commitments ($13.75 million at March 31, 2020), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the ABL Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the ABL Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Eligible Receivables, Eligible Inventory and Eligible Equipment have the meaning ascribed to these terms in the ABL Credit Agreement.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments as of March 31, 2020, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of March 31, 2020 Fixed Charges exceeded EBITDA (as defined in the ABL Credit Agreement) by approximately $14 million, therefore, the Fixed Charge Coverage Ratio was less than 1.0 to 1.0.

As a result of the Company’s current credit ratings or a further ratings downgrade, the Company could be required to provide up to $13 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.  In April 2020, one of the surety bond issuers notified the Company it will require approximately $6 million of incremental collateral by June 15, 2020.

As of March 31, 2020 and December 31, 2019, Kodak had funded $3 million and $22 million, respectively, to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent which was classified as Restricted cash in the Consolidated Statement of Financial Position, supporting the Excess Availability amount.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $3 million to its defined benefit pension and postretirement benefit plans in the first three months of 2020.  For the balance of 2020, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $13 million.

Capital Expenditures

Cash flow from investing activities included $4 million of capital expenditures for the three months ended March 31, 2020.  Kodak expects approximately $10 million to $15 million of total capital expenditures for 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Kodak’s management, with the participation of Kodak’s Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Kodak’s Executive Chairman and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

[41]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2020, Kodak’s Brazilian Operations maintained accruals of approximately $3 million for claims aggregating approximately $118 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian Operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2019 Form 10-K.  The Risk Factors remain applicable from the 2019 Form 10-K.  In particular, Kodak continues to face risks associated with the COVID-19 pandemic as described in the 2019 Form 10-K under the captions “Risk Factors—Weakness or worsening of global economic conditions could adversely affect Kodak’s financial performance and liquidity” and “—Business disruptions could seriously harm Kodak’s future revenue and financial condition and increase its costs and expenses”.  Certain known consequences to Kodak from the COVID-19 pandemic are disclosed in the financial statements contained in this Form 10-Q and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The full extent to which the COVID-19 pandemic will impact Kodak’s results will depend on future developments, which are highly uncertain and cannot be predicted at the time of this filing, including new information which may emerge concerning the scope and duration of the pandemic and the restrictions and other actions implemented to fight it, among others.  Direct and indirect effects from the COVID-19 pandemic could have a material adverse effect on the continuity of Kodak’s business operations and its results of operations and financial position, particularly if such effects have an extended duration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2020

None

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2020

Repurchases related to Stock Compensation Plans (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 through 31	7,414	$3.78	n/a	n/a
February 1 through 29	—	—	n/a	n/a
March 1 through 31	1,773	1.59	n/a	n/a
Total	9,187	$3.36

(1)

These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan to satisfy minimum statutory tax withholding requirements.

[42]

Items 3, 4 and 5.

Not applicable.

Item 6. Exhibits

[43]

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

(3.5)	Fourth Amended and Restated By-Laws of Eastman Kodak Company, filed herewith.

(10.1)

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 27, 2020 by and among Company, the subsidiary Guarantors, the lenders party thereto and Bank of America, N.A., as administrative and collateral agent), filed herewith.

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

[44]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date May 12, 2020	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[45]