Form 10-Q
period 2020-06-30
EASTMAN KODAK CO
filed 2020-08-11
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 1-00087

EASTMAN KODAK COMPANY

(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State of incorporation)	(IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 585-724-4000

Securities registered pursuant to Section 12-(b) of the Act:

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

As of August 3, 2020, the registrant had 75,684,110 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2020

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Sales	$163	$240	$373	$464
Services	50	67	107	134
Total revenues	213	307	480	598
Cost of revenues
Sales	159	218	350	423
Services	33	47	73	93
Total cost of revenues	192	265	423	516
Gross profit	21	42	57	82
Selling, general and administrative expenses	34	54	82	113
Research and development costs	8	11	17	22
Restructuring costs and other	1	2	8	4
Other operating income, net	(3)	—	(10)	—
Loss from continuing operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	(19)	(25)	(40)	(57)
Interest expense	4	5	8	8
Pension income excluding service cost component	(27)	(26)	(53)	(53)
Other charges (income), net	8	—	(45)	1
(Loss) income from continuing operations before income taxes	(4)	(4)	50	(13)
Provision for income taxes	1	2	166	5
Loss from continuing operations	(5)	(6)	(116)	(18)
Income from discontinued operations, net of income taxes	—	207	—	201
Net (loss) income	$(5)	$201	$(116)	$183

Basic and diluted (loss) income per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.23)	$(0.25)	$(2.88)	$(0.65)
Discontinued operations	—	4.81	—	4.67
Total	$(0.23)	$4.56	$(2.88)	$4.02

Number of common shares used in basic and diluted net loss per share	43.7	43.0	43.7	43.0

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(5)	$201	$(116)	$183
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(4)	1	(16)	4
Pension and other postretirement benefit plan obligation activity, net of tax	9	—	12	(1)
Other comprehensive income (loss), net of tax	5	1	(4)	3
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$—	$202	$(120)	$186

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2020	2019
ASSETS
Cash and cash equivalents	$180	$233
Trade receivables, net of allowances of $12 and $8, respectively	140	208
Inventories, net	228	215
Restricted cash - current portion	7	12
Other current assets	32	36
Current assets held for sale	2	2
Total current assets	589	706
Property, plant and equipment, net of accumulated depreciation of $418 and $423, respectively	157	181
Goodwill	12	12
Intangible assets, net	41	47
Operating lease right-of-use assets	51	49
Restricted cash	25	45
Deferred income taxes	—	147
Other long-term assets	285	228
TOTAL ASSETS	$1,160	$1,415

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)
Accounts payable, trade	$101	$153
Short-term borrowings and current portion of long-term debt	2	2
Current portion of operating leases	11	12
Other current liabilities	161	201
Total current liabilities	275	368
Long-term debt, net of current portion	113	109
Pension and other postretirement liabilities	368	378
Operating leases, net of current portion	51	48
Other long-term liabilities	197	231
Total liabilities	1,004	1,134

Commitments and Contingencies (Note 11)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	186	182

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	595	604
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(195)	(79)
Accumulated other comprehensive loss	(421)	(417)
Total shareholders’ (deficit) equity	(30)	99
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$1,160	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(116)	$183
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	20	29
Pension income	(43)	(45)
Change in fair value of embedded derivatives in the Series A Preferred Stock and Convertible Notes	(49)	(2)
Net gain on sales of assets	(9)	(209)
Asset impairments	3	—
Stock based compensation	1	5
Provision for deferred income taxes	160	4
Decrease in trade receivables	64	22
Increase in inventories	(17)	(14)
(Decrease) increase in trade payables	(50)	9
Decrease in liabilities excluding borrowings and trade payables	(31)	(5)
Other items, net	3	10
Total adjustments	52	(196)
Net cash used in operating activities	(64)	(13)
Cash flows from investing activities:
Additions to properties	(9)	(5)
Net proceeds from sales of assets/businesses	2	302
Net proceeds from return on equity investment	2	—
Net cash (used in) provided by investing activities	(5)	297
Cash flows from financing activities:
Repayment of Term Credit Agreement	—	(395)
Proceeds from Convertible Notes	—	98
Proceeds from borrowings	—	14
Repayment of finance leases	—	(1)
Preferred stock dividend payments	(6)	—
Payment of contingent consideration related to the sale of a business	—	(10)
Net cash used in financing activities	(6)	(294)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
Net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale	(78)	(9)
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	290	267
Cash, cash equivalents, restricted cash and cash in assets held for sale, end of period	$212	$258

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Six-Month Period Ending June 30, 2020
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182
Net loss	—	—	(111)	—	—	(111)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	3	—	3	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of March 31, 2020	$—	$600	$(190)	$(426)	$(9)	$(25)	$184
Net loss	—	—	(5)	—	—	(5)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(4)	—	(4)	—
Pension and other postretirement liability adjustments	—	—	—	9	—	9	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Equity (deficit) as of June 30, 2020	$—	$595	$(195)	$(421)	$(9)	$(30)	$186

[7]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited) (cont’d)

	Six-Month Period Ending June 30, 2019
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173
Net loss	—	—	(18)	—	—	(18)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	3	—	—	—	3	—
Prior period adjustment due to adoption of ASU 2016-02	—	—	5	—	—	5	—
Equity (deficit) as of March 31, 2019	$—	$615	$(213)	$(409)	$(9)	$(16)	$175
Net income	—	—	201	—	—	201	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of June 30, 2019	$—	$612	$(12)	$(408)	$(9)	$183	$177

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

As of June 30, 2020 and December 31, 2019, Kodak had approximately $180 million and $233 million, respectively, of cash and cash equivalents.  $95 million and $72 million were held in the United States (“U.S.”) as of June 30, 2020 and December 31, 2019, respectively, and $85 million and $161 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of June 30, 2020 and December 31, 2019 were $429 million and $408 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $130 million and $110 million as of June 30, 2020 and December 31, 2019, respectively.  In China, where approximately $23 million and $89 million of cash and cash equivalents was held as of June 30, 2020 and December 31, 2019, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak associated with an inter-company transaction.  Kodak had a net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale of $78 million and $9 million for the six months ended June 30, 2020 and 2019, respectively, and a net increase in cash, cash equivalents, restricted cash and cash in assets held for sale of $23 million for the year ended December 31, 2019.  Kodak used cash of $64 million and $13 million in operating activities for the six months ended June 30, 2020 and 2019, respectively, and generated cash from operating activities for the year ended December 31, 2019 of $12 million.  Cash flow from operations in 2019 benefitted from working capital improvements and individual transactions that occurred during the year.

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

Kodak is facing liquidity challenges due to operating losses, low or negative cash flow from operations and collateral needs. Kodak has $80 million of letters of credit issued under the Amended and Restated Credit Agreement (the “ABL Credit Agreement”) which matures on May 26, 2021.  The Company’s 5.50% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) must be redeemed on November 15, 2021 if not converted prior to then.  Additionally, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs as needed.  Additionally, the Company looks to implement ways to reduce collateral needs in the U.S.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the United States.  Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in market size contractions in many countries due to economic slowdowns and government restrictions on movement.  The economic uncertainties surrounding the COVID-19 pandemic are adding complexity to Kodak’s plans to return to sustainable positive cash flow.  To mitigate the economic impacts of the pandemic Kodak is employing temporary furloughs and pay reductions and scaling manufacturing volumes due to expectations of reduced demand.

[9]

The recent history of negative operating cash flow, maturity of the ABL Credit Agreement in 2021, redemption date in 2021 for the Series A Preferred Stock, increased challenges in managing cash during the COVID-19 pandemic and general lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

SUBSEQUENT EVENTS

On July 29, 2020, the Company received conversion notices from holders of the Company’s 5.00% Secured Convertible Notes due 2021 (the “Notes”) exercising their rights to convert an aggregate of $95 million of principal amount of the Notes (the “Converted Notes”) into shares of the Company’s common stock, par value $.01 per share (“Common Stock”).  Under the terms of the Notes, the conversion date of the Converted Notes is July 29, 2020 (the “Conversion Date”) and the Company was obligated to deliver an aggregate of 29,922,956 shares of Common Stock (the “Conversion Shares”) to the holders of the Converted Notes within five trading days after the Conversion Date.  The Company issued the Conversion Shares on August 3, 2020 and has paid the $5.6 million of accumulated interest on the Converted Notes in cash.  As a result, the Company’s obligations under the Converted Notes were fully discharged and the remaining outstanding principal amount of the Notes is $5 million.

The Company issued stock-based compensation grants for 2.4 million stock options on July 27, 2020.  The terms of 1.8 million of the options awarded on July 27, 2020 provide for immediate vesting or vesting upon conversion of the Notes. The terms of 0.6 million of those options provide for vesting terms of between two and three years.  As 95% of the Notes were converted on August 3, 2020, 1.7 million of the 1.8 million options with the accelerated vesting terms (all the options which vested immediately and 95% of the of the options that vested upon conversion of the Notes) vested by August 3, 2020.  The valuation of the stock options granted on July 27, 2020 could result in material compensation expense being recognized in the three months ended September 30, 2020.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 2020.  Refer to Note 22, “Segment Information” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.  This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account).  The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for Kodak).  The amendments should be applied retrospectively to the date of initial application of Topic 606. Kodak adopted this ASU on January 1, 2020, and it did not have any impact on Kodak’s consolidated financial statements.

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

[10]

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02 and 2020-03) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, (January 1, 2023 for Kodak).  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2020	2019
Cash and cash equivalents	$180	$233
Restricted cash - current portion	7	12
Restricted cash	25	45
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$212	$290

Restricted cash - current portion on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities. In addition, as of December 31, 2019, it also contained collateral for a guaranty provided to MIR Bidco, SA (the “Purchaser”) who purchased Kodak’s Flexographic Packaging business (“FPD”). On April 16, 2019 the Purchaser of FPD paid Kodak $15 million in the U.S. as a prepayment for transition services and products and services to be provided by Kodak to the Purchaser.  Kodak provided a $15 million guaranty, supported by cash collateral in China, to the Purchaser.  The Purchaser had the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  When the Purchaser satisfied its payment obligations to Kodak by utilizing its prepayment balance, Kodak followed a guaranty amendment process to reduce the amount of its guaranty and cash collateral supporting the prepayment balance.  As of June 30, 2020 and December 31, 2019, the remaining prepayment balance was $0 million and $3 million, respectively, and the cash collateral supporting Kodak’s guaranty was $0 million and $4 million, respectively.

[11]

Restricted cash includes $9 million and $22 million as of June 30, 2020 and December 31, 2019, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined therein (Refer to Note 8, “Debt and Finance Leases” for information on the decrease in Restricted cash supporting the Excess Availability threshold).  In addition, Restricted cash as of both June 30, 2020 and December 31, 2019 includes an escrow of $10 million and $14 million, respectively, in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Restricted cash also included $3 million and $5 million of security posted related to Brazilian legal contingencies as of June 30, 2020 and December 31, 2019, respectively.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2020	2019
Finished goods	$107	$105
Work in process	60	54
Raw materials	61	56
Total	$228	$215

NOTE 4: OTHER LONG-TERM ASSETS

	June 30,	December 31,
(in millions)	2020	2019
Pension assets	$225	$173
Estimated workers' compensation recoveries	18	18
Long-term receivables, net of reserve of $4 and $4, respectively	10	11
Series A Preferred Stock embedded conversion option derivative asset	5	—
Other	27	26
Total	$285	$228

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the total assets component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying value of goodwill by reportable segment.

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Total
As of December 31, 2019
Goodwill	$56	$6	$14	$—	$76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2019	—	6	6	—	12
Goodwill reallocation	—	—	(6)	6	—
Balance as of June 30, 2020	$—	$6	$—	$6	$12

As a result of the change in segments that became effective as of January 1, 2020, Kodak’s goodwill reporting units changed. Refer to Note 22, “Segment Information” for additional information on the change to Kodak’s organizational structure. The Digital Printing segment has three goodwill reporting units: Electrophotographic Printing Solutions; Prosper and Versamark; and Software. The Advanced Materials and Chemicals segment has three goodwill reporting units: Motion Picture and Industrial Films and Chemicals; Advanced Materials and Functional Printing; and Kodak Services for Business.  The Traditional Printing segment and Brand segment each have one goodwill reporting unit.

As of December 31, 2019, the goodwill balance of $12 million under the prior year segment reporting structure was comprised of $6 million for the Brand, Film and Imaging segment and $6 million for the Kodak Software segment, which had only one reporting unit (Software).  The goodwill in the Brand, Film and Imaging segment was reported in the Consumer Products reporting unit.

[12]

The goodwill previously reported in the Consumer Products goodwill reporting unit was transferred to the Brand goodwill reporting unit using a relative fair value allocation to affected reporting units.  Goodwill previously reported in the Software reporting unit was transferred to the Digital Printing segment where it continues to remain its own reporting unit.

Kodak performed interim tests of impairment for goodwill as of June 30, 2020 due to the continued uncertainty regarding the negative impact of the COVID-19 pandemic on its operations, and as of March 31, 2020, due to the decline in market capitalization as of that date since the last goodwill impairment test (December 31, 2019) and the uncertainty regarding the negative impact of the COVID-19 pandemic at that time.  Based on the results of the June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated.  As of June 30, 2020 and March 31, 2020, the Brand reporting unit had negative carrying value.

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$99	$79	$20	5 years
Kodak trade name	18	—	18	Indefinite life
Customer-related	11	8	3	3 years
Total	$128	$87	$41

	December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$99	$76	$23	5 years
Kodak trade name	21	—	21	Indefinite life
Customer-related	11	8	3	4 years
Total	$131	$84	$47

In the first quarter of 2020, due to the uncertainty regarding the negative impact of the COVID-19 pandemic at that time, Kodak performed an interim test of impairment for the Kodak trade name.  Based on the result of the interim impairment test, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $3 million are included in Other operating income, net in the six months ended June 30, 2020 in the Consolidated Statement of Operations.

Kodak also performed an interim test of impairment for the Kodak trade name as of June 30, 2020 due to the continued uncertainty regarding the negative impact of the COVID-19 pandemic.  The interim impairment tests of the Kodak trade name used the income approach, specifically the relief from royalty method.  Based on the result of the interim impairment test as of June 30, 2020, Kodak concluded the fair value of the Kodak trade name exceeded its’ carrying value resulting in no additional impairment.

Amortization expense related to intangible assets was $2 million for the three months ended June 30, 2020 and 2019 and $3 million for the six months ended June 30, 2020 and 2019.

Estimated future amortization expense related to intangible assets that are currently being amortized as of June 30, 2020 was as follows:

(in millions)
Q3 - Q4 2020	$3
2021	5
2022	4
2023	4
2024	4
2025 and thereafter	3
Total	$23

[13]

NOTE 6: OTHER CURRENT LIABILITIES

	June 30,	December 31,
(in millions)	2020	2019
Deferred revenue	$40	$43
Employee related liabilities	37	38
Customer rebates (1)	17	23
Series A Preferred Stock dividends payable	14	14
Workers compensation	10	10
Restructuring liabilities	8	12
Deferred consideration on disposed businesses (2)	—	14
Transition services agreement prepayment	—	3
Other (3)	35	44
Total	$161	$201

(1)	The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

(2)

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the Personalized Imaging and Document Imaging Businesses (“PI/DI Businesses”) to the trustee of the U. K. pension plan (and/or its subsidiaries) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price was subject to repayment if the PI/DI Business did not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for any year in the four-year period.  The amounts owed for 2015, 2016 and 2017 were paid in 2016, 2017 and 2019, respectively.  The maximum potential payment related to the year ending December 31, 2018 of $14 million was accrued at the time of the divestiture of the business.  The Company did not consider the procedural requirements giving rise to the obligation to pay the amount relating to the year ended December 31, 2018 to have been met.  The PI/DI Businesses (operating as Kodak Alaris) filed suit against the Company alleging breach of contract based on the failure to pay the $14 million amount with respect to 2018.  The Company filed counterclaims seeking contractual penalties related to late payments for goods and services provided by Kodak under various separate agreements.  The Company and Kodak Alaris reached a settlement in June 2020 dismissing the actions and all claims and counterclaims asserted against each other and also amended existing supply agreements.  As a part of the settlement agreement, $11 million of the deferred consideration on disposed businesses was offset against receivables of $11 million for goods and services owed to the Company by Kodak Alaris.  Income of $3 million from the release of the remaining deferred consideration on disposed businesses will be recognized as revenue over the term of the amended supply agreements.

(3)

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the current liabilities component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 7: OTHER LONG-TERM LIABILITIES

	June 30,	December 31,
(in millions)	2020	2019
Workers compensation	$81	$84
Asset retirement obligations	40	48
Deferred brand licensing revenue	16	18
Deferred taxes	30	13
Environmental liabilities	9	10
Convertible Notes embedded conversion option derivative liability	9	52
Other	12	6
Total	$197	$231

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

[14]

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

The Amendment also changed Equipment Availability from (i) the lesser of 75% of Net Orderly Liquidation Value of Eligible Equipment or $6 million to (ii) the lesser of 70% of Net Orderly Liquidation Value of Eligible Equipment or $14.75 million as of March 31, 2020.  The Equipment Availability was $14.75 million for June 30, 2020.  The $14.75 million amount decreases by $1 million per quarter starting on July 1, 2020 until maturity or the amount is decreased to $0, whichever comes first.

The changes effected by the Amendment to the Excess Availability and Equipment Availability combined with increases in Available Accounts Receivable and Inventory allowed the Company to decrease Eligible Cash by $13 million without causing Excess Availability to fall below 12.5 % of lender commitments.  Available Accounts Receivable and Inventory and Eligible Equipment have the meaning ascribed to these terms in the ABL Credit Agreement.

The Company had issued approximately $80 million of letters of credit under the ABL Credit Agreement as of both June 30, 2020 and December 31, 2019.   Under the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($13.75 million at June 30, 2020).  If Excess Availability is below 12.5% of lender commitments the Company has the ability to fund amounts into the Eligible Cash account which will increase Excess Availability for purposes of the previous month-end compliance reporting.  On July 20, 2020 the Company funded $5 million to the Eligible Cash account.  Including the July 20, 2020 Eligible Cash funding in the June 30, 2020 compliance calculation the Company had approximately $17 million of Excess Availability under the ABL Credit Agreement for the June 30, 2020 compliance reporting and $22 million of Excess Availability under the ABL Credit Agreement as of December 31, 2019.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of June 30, 2020 and December 31, 2019, respectively), incremental to the $5 million funding of the Eligible Cash account on July 20, 2020, Kodak funded $9 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of June 30, 2020 and December 31, 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

In addition to the changes discussed above, the Amendment increased the interest rate charged on the ABL Loans.  The interest rate on the ABL Loans (which is based on Excess Availability) increased to LIBOR plus 3.50% - 4.00% per annum from LIBOR plus 2.25% - 2.75% per annum or the Base Rate plus 2.50% - 3.00% per annum from the Base Rate plus 1.25% - 1.75% per annum.

Convertible Notes

On May 20, 2019, the Company and Longleaf Partners Small Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern Asset Management, Inc. (the “Notes Purchasers”), entered into a Notes Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the Notes Purchasers, and the Notes Purchasers agreed to purchase from the Company, $100 million aggregate principal amount of the Convertible Notes.  The transaction closed on May 24, 2019.  The proceeds were used to repay the remaining first lien term loans outstanding ($83 million) under the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”), which was terminated with the repayment.  The remaining proceeds were used for general corporate purposes.  The Notes Purchasers also hold all outstanding shares of the Series A Preferred Stock, which vote with the shares of common stock on an as-converted basis, and are holders of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”).

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

[15]

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

As of June 30, 2020, none of the Convertible Notes had been converted.

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

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared quarterly cash dividends in the third and fourth quarters of 2019 and the first and second quarters of 2020 that were paid when due.  In July 2020, the Company declared and paid the four quarterly dividends that were in arrears.  The total amount of dividends in arrears was $11 million.

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

As of June 30, 2020, the Series A Preferred Stock has not been converted and none of the anti-dilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

[16]

NOTE 10: LEASES

Income recognized on operating lease arrangements for the three months ended June 30, 2020 and 2019 and is presented below (income recognized for sales-type lease arrangements is $0 million for both periods):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Lease income - operating leases:
Lease income	$2	$2	$4	$4
Sublease income	—	2	2	4
Variable lease income	1	1	2	2
Total lease income	$3	$5	$8	$10

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company had outstanding letters of credit of $80 million issued under the ABL Credit Agreement, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $38 million, and restricted cash of $32 million, primarily to address the payment of possible casualty and workers’ compensation claims, support legal contingencies, hedging activities, compliance with the Excess Availability threshold under the ABL Credit Agreement, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2020, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  As of June 30, 2020, Kodak’s Brazilian operations have posted security composed of $3 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $41 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

[17]

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2019 to June 30, 2020, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2019	$21
Extended warranty and maintenance arrangements deferred in 2020	45
Recognition of extended warranty and maintenance arrangement revenue in 2020	(47)
Deferred revenue on extended warranties as of June 30, 2020	$19

NOTE 13:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Three Months Ended
June 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$90	$12	$1	$—	$—	$103
Ongoing service arrangements (1)	20	29	—	—	—	49
Total annuities	110	41	1	—	—	152
Equipment & software	9	11	—	—	—	20
Film and chemicals	—	—	33	—	—	33
Other (2)	—	—	4	2	2	8
Total	$119	$52	$38	$2	$2	$213

Six Months Ended
June 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$216	$31	$3	$—	$—	$250
Ongoing service arrangements (1)	41	64	—	—	—	105
Total annuities	257	95	3	—	—	355
Equipment & software	16	22	—	—	—	38
Film and chemicals	—	—	71	—	—	71
Other (2)		—	6	5	5	16
Total	$273	$117	$80	$5	$5	$480

[18]

Three Months Ended
June 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$146	$21	$3	$—	$—	$170
Ongoing service arrangements (1)	22	39	1	—	—	62
Total annuities	168	60	4	—	—	232
Equipment & software	13	9	—	—	—	22
Film and chemicals	—	—	42	—	—	42
Other (2)	—	—	6	2	3	11
Total	$181	$69	$52	$2	$3	$307

Six Months Ended
June 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$283	$42	$6	$—	$—	$331
Ongoing service arrangements (1)	43	79	2	—	—	124
Total annuities	326	121	8	—	—	455
Equipment & software	21	20	—	—	—	41
Film and chemicals	—	—	80	—	—	80
Other (2)	—	—	12	5	5	22
Total	$347	$141	$100	$5	$5	$598

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

[19]

Product Portfolio Summary:

Three Months Ended
June 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$27	$30	$1	$2	$—	$60
Strategic other businesses (2)	92	10	35	—	2	139
Planned declining businesses (3)	—	12	2	—	—	14
Total	$119	$52	$38	$2	$2	$213

Six Months Ended
June 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$71	$66	$1	$5	$—	$143
Strategic other businesses (2)	202	25	74	—	5	306
Planned declining businesses (3)		26	5	—	—	31
Total	$273	$117	$80	$5	$5	$480

Three Months Ended
June 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$45	$32	$—	$2	$—	$79
Strategic other businesses (2)	136	19	44	—	3	202
Planned declining businesses (3)	—	18	8	—	—	26
Total	$181	$69	$52	$2	$3	$307

Six Months Ended
June 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$84	$67	$2	$5	$—	$158
Strategic other businesses (2)	263	36	83	—	5	387
Planned declining businesses (3)	—	38	15	—	—	53
Total	$347	$141	$100	$5	$5	$598
[20]

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

Geography (1):

Three Months Ended
June 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$26	$24	$25	$2	$2	$79
Canada	3	1	1	—	—	5
North America	29	25	26	2	2	84
Europe, Middle East and Africa	49	18	2	—	—	69
Asia Pacific	36	8	10	—	—	54
Latin America	5	1	—	—	—	6
Total	$119	$52	$38	$2	$2	$213

Six Months Ended
June 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$61	$52	$55	$5	$5	$178
Canada	6	3	1	—	—	10
North America	67	55	56	5	5	188
Europe, Middle East and Africa	117	42	5	—	—	164
Asia Pacific	75	18	19	—	—	112
Latin America	14	2	—	—	—	16
Total	$273	$117	$80	$5	$5	$480

[21]

Three Months Ended
June 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$41	$32	$32	$2	$3	$110
Canada	3	3	—	—	—	6
North America	44	35	32	2	3	116
Europe, Middle East and Africa	75	23	6	—	—	104
Asia Pacific	51	9	13	—	—	73
Latin America	11	2	1	—	—	14
Total	$181	$69	$52	$2	$3	$307

Six Months Ended
June 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$77	$71	$62	$5	$5	$220
Canada	5	4	1	—	—	10
North America	82	75	63	5	5	230
Europe, Middle East and Africa	147	43	10	—	—	200
Asia Pacific	96	19	26	—	—	141
Latin America	22	4	1	—	—	27
Total	$347	$141	$100	$5	$5	$598
(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at June 30, 2020 and December 31, 2019 were $2 million and $4 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at June 30, 2020 and December 31, 2019 were $55 million and $61 million, respectively, of which $40 million and $43 million are reported in Other current liabilities, respectively, and $15 million and $18 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three and six months ended June 30, 2020 and 2019 that was included in the contract liability balance at the beginning of the year was $5 million and $31 million in 2020, respectively, and $5 million and $30 million in 2019, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of June 30, 2020 included $19 million and $21 million of cash payments received during the three and six months ended June 30, 2020, respectively.  Contract liabilities as of June 30, 2019 included $20 million and $23 million of cash payments received during the three and six months ended June 30, 2019, respectively.

[22]

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2020, there was approximately $65 million of unrecognized revenue from unsatisfied performance obligations. Approximately 20% of the revenue from unsatisfied performance obligations is expected to be recognized in the rest of 2020, 25% in 2021, 20% in 2022 and 35% thereafter.

NOTE 14: OTHER OPERATING INCOME, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Expense (income):
(Gain) loss on sale of assets (1)	$(1)	$1	$(9)	$1
Asset impairments (2)	—	—	3	—
Transition services agreement income	(2)	(2)	(4)	(2)
Other	—	1	—	1
Total	$(3)	$—	$(10)	$—

(1)	In March 2020 Kodak sold a property in the U.S.

(2)	Refer to Note 5, “Goodwill and Other Intangible Assets”.

NOTE 15: OTHER CHARGES (INCOME), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Change in fair value of embedded conversion features derivative liability (1)	$4	$(3)	$(49)	$(2)
Loss on foreign exchange transactions	3	1	5	1
Loss on early retirement of debt	—	1	—	1
Other	1	1	(1)	1
Total	$8	$—	$(45)	$1

(1)	Refer to Note 24, “Financial Instruments”.

NOTE 16: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
(Loss) earnings from continuing operations before income taxes	$(4)	$(4)	$50	$(13)
Effective tax rate	(25.0)%	(50.0)%	332.0%	(38.5)%
Provision for income taxes	1	2	166	5
(Benefit) provision for income taxes at U.S. statutory tax rate	(1)	(1)	11	(3)
Difference between tax at effective vs. statutory rate	$2	$3	$155	$8

For the three months ended June 30, 2020, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings, (2) the results from operations in jurisdictions outside the U.S and (3) a provision associated with foreign withholding taxes on undistributed earnings.

[23]

For the six months ended June 30, 2020, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) a provision of $167 million associated with the establishment of valuation allowances in certain outside U.S. jurisdictions, (2) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses and (3) the results from operations in jurisdictions outside the U.S.

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

As of March 31, 2020, Kodak determined that it was more likely than not that deferred tax assets outside the U.S. which were not offset with valuation allowances as of March 31, 2020 would not be realized due to reductions in estimates of future profitability as a result of the COVID-19 pandemic in locations outside the U.S.  Accordingly, Kodak recorded a provision of $167 million associated with the establishment of a valuation allowance on those deferred tax assets.

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

For the three and six months ended June 30, 2019, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 21.0%, is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

NOTE 17: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first six months of 2020 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the six months ended June 30, 2020 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2019	$11	$1	$—	$12
Q1 charges	6	1	—	7
Q1 utilization/cash payments	(7)	—	—	(7)
Q1 other adjustments and reclasses (2)	(1)	(1)	—	(2)
Balance as of March 31, 2020	$9	$1	$—	$10
Q2 charges	$1	$—	$—	$1
Q2 utilization/cash payments	(3)	—	—	(3)
Balance as of June 30, 2020	$7	$1	$—	$8

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.
(2)	Includes $(1) million of severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities and $(1) million of currency translation impacts.

[24]

The $1 million and $7 million of charges for the three and six months ended June 30, 2020, respectively, were reported as Restructuring costs and other in the Consolidated Statement of Operations.

The severance costs for the 3 months ended June 30, 2020 related to the elimination of 3 administrative positions outside of the U.S.  The severance costs for the six months ended June 30, 2020 related to the elimination of approximately 90 positions including approximately 20 manufacturing/service positions, and 70 administrative and sales positions. The geographic composition of these positions includes approximately 40 in the U.S. and Canada and 50 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of the year.

NOTE 18: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$2	$1	$6	$2	$5	$2
Interest cost	22	2	31	3	43	4	61	6
Expected return on plan assets	(49)	(4)	(54)	(5)	(98)	(9)	(107)	(11)
Amortization of:
Prior service credit	(1)	—	(1)	—	(3)	—	(3)	—
Actuarial loss	3	1	—	1	7	3	—	2
Net pension income before special termination benefits	(22)	—	(22)	—	(45)	—	(44)	(1)
Special termination benefits	—	—	1	—	1	—	2	—
Curtailment gain	—	—	(2)	—	—	—	(2)	—
Net pension income from major plans	(22)	—	(23)	—	(44)	—	(44)	(1)
Other plans	—	1	—	(3)	—	1	—	(4)
Total net pension (income) expense	$(22)	$1	$(23)	$(3)	$(44)	$1	$(44)	$(5)

For the three and six months ended June 30, 2020 and 2019 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

[25]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Loss from continuing operations	$(5)	$(6)	$(116)	$(18)
Less: Series A convertible preferred stock cash dividend	(3)	(3)	(6)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)	(4)	(4)
Loss from continuing operations available to common shareholders - basic and diluted	$(10)	$(11)	$(126)	$(28)

Net (loss) income	$(5)	$201	$(116)	$183
Less: Series A convertible preferred stock cash dividend	(3)	(3)	(6)	(6)
Less: Series A convertible preferred stock deemed dividend	(2)	(2)	(4)	(4)
Net (loss) income available to common shareholders - basic and diluted	$(10)	$196	$(126)	$173

(in millions of shares)
Weighted average shares — basic and diluted	43.7	43.0	43.7	43.0

As a result of the net loss from continuing operations available to common shareholders for the three and six months ended June 30, 2020 and 2019, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported earnings from continuing operations available to common shareholders for the three and six months ended June 30, 2020 and 2019, the calculation of diluted earnings per share would have included the assumed conversion of 0.5 million unvested restricted stock units for both periods in 2020 and 0.5 million and 0.4 million unvested restricted stock units for the periods in 2019, respectively.

The computation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019 also excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock and (2) the assumed conversion of outstanding employee stock options of 7.1 million for both periods in 2020 and 7.2 million for both periods in 2019 because the effects would have been anti-dilutive.  In addition, the computation of diluted earnings per share for the three and six months ended June 30, 2020 and the three months ended June 30, 2019 also excluded the assumed conversion of $100 million of Convertible Notes because the effect would have been anti-dilutive.

NOTE 20: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.  As of June 30, 2020 and December 31, 2019, there were 43.7 million and 43.2 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A Preferred Stock issued and outstanding.  Treasury stock consisted of approximately 0.7 million shares as of both June 30, 2020 and December 31, 2019.

[26]

NOTE 21: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Currency translation adjustments	$(4)	$1	$(16)	$4
Pension and other postretirement benefit plan changes
Newly established net actuarial gain	5	5	6	5
Tax Provision	—	(2)	—	(2)
Newly established net actuarial gain, net of tax	5	3	6	3
Reclassification adjustments:
Amortization of prior service credit (a)	(2)	(3)	(4)	(4)
Amortization of actuarial losses (a)	5	2	10	2
Recognition of losses (gains) due to curtailments and settlements	1	(2)	1	(2)
Total reclassification adjustments	4	(3)	7	(4)
Tax provision	—	—	(1)	—
Reclassification adjustments, net of tax	4	(3)	6	(4)
Pension and other postretirement benefit plan changes, net of tax	9	—	12	(1)
Other comprehensive income (loss)	$5	$1	$(4)	$3

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 18, "Retirement Plans and Other Postretirement Benefits".

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

[27]

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$119	$181	$273	$347
Digital Printing	52	69	117	141
Advanced Materials and Chemicals	38	52	80	100
Brand	2	2	5	5
All Other	2	3	5	5
Consolidated total	$213	$307	$480	$598

Segment Operational EBITDA and Consolidated (Loss) Income from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$1	$9	$2	$15
Digital Printing	(3)	(4)	(5)	(6)
Advanced Materials and Chemicals	(7)	(8)	(16)	(18)
Brand	2	2	4	3
Total of reportable segments	(7)	(1)	(15)	(6)
All Other	1	—	—	(1)
Depreciation and amortization	(10)	(14)	(20)	(29)
Restructuring costs and other	(1)	(2)	(8)	(4)
Stock based compensation	—	(2)	(1)	(5)
Consulting and other costs (1)	(1)	(2)	(1)	(5)
Idle costs (2)	(1)	(2)	(1)	(3)
Former CEO separation agreement compensation	—	—	—	(2)
Other operating (loss) income, net, excluding income from transition services agreement (3)	—	(2)	6	(2)
Interest expense (4)	(4)	(5)	(8)	(8)
Pension income excluding service cost component (4)	27	26	53	53
Other (charges) income, net (4)	(8)	—	45	(1)
Consolidated (loss) income from continuing operations before income taxes	$(4)	$(4)	$50	$(13)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million of income from the transition services agreement with the Purchaser was recognized in the three months ended June 30, 2020 and the three and six months ended June 30, 2019.  $4 million of income from the transition services agreement was recognized in the six months ended June 30, 2020.  The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

[28]

As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former Chief Executive Officer (“CEO”) separation agreement compensation; other operating (loss) income, net (unless otherwise indicated); interest expense; and other (charges) income, net.

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

Kodak recognized an after- tax gain on the sale of FPD of $207 million in the quarter ended June 30, 2019 and $212 million in the year ended December 31, 2019.

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

The results of operations of FPD are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenues	$—	$5	$—	$44
Cost of revenues	—	2	—	28
Selling, general and administrative expenses	—	2	—	10
Research and development costs	—	—	—	2
Interest expense	—	—	—	7
Gain on divestiture	—	(210)	—	(210)
Income from discontinued operations before taxes	—	211	—	207
Provision for income taxes	—	4	—	6
Income from discontinued operations	$—	$207	$—	$201

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at June 30, 2020 and December 31, 2019 was approximately $329 million and $332 million, respectively.  The majority of the contracts of this type held by Kodak as of June 30, 2020 and December 31, 2019 are denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.

[29]

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net (gain) loss from derivatives not designated as hedging instruments	$(1)	$1	$(2)	$(3)

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2020 and 2019.

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

The derivative is in a liability position at June 30, 2020 and December 31, 2019 and is reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges (income), net in the Consolidated Statement of Operations.

As discussed in Note 9, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in an asset position at June 30, 2020 and is reported in Other long-term assets in the Consolidated Statement of Financial Position.  The derivative was in a liability position at December 31, 2019 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges (income), net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of both June 30, 2020 and December 31, 2019 was $1 million.  The gross fair value of foreign currency forward contracts in a liability position as of both June 30, 2020 and December 31, 2019 was $0 million.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2020.

[30]

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

The following tables present the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives:

Convertible Notes:

	Valuation Date
	June 30,	December 31,
	2020	2019
Total value of embedded derivative liability ($ millions)	$9	$51
Kodak's closing stock price	$2.23	$4.65
Expected stock price volatility	98.82%	104.61%
Risk free rate	0.16%	1.58%
Yield on the convertible notes	11.15%	11.52%

Series A Preferred Stock:

	Valuation Date
	June 30,	December 31,
	2020	2019
Total value of embedded derivative (asset) liability ($ millions)	$(6)	$1
Kodak's closing stock price	$2.23	$4.65
Expected stock price volatility	98.82%	104.61%
Risk free rate	0.16%	1.58%
Yield on the preferred stock	15.51%	16.27%

The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Convertible Notes or Series A Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their initial maturity date or Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion values reduce the value of the embedded conversion features and term extension option derivative liability.  Other than events that alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.  The Fundamental Change and Reorganization Conversion value for the Series A Preferred Stock exceeded the value of the Optional Conversion and Mandatory Conversion values at June 30, 2020 resulting in the Series A Preferred Stock derivative being reported as an asset.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $119 million and $111 million at June 30, 2020 and December 31, 2019, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both June 30, 2020 and December 31, 2019.

[31]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, and in other filings the Company makes with the SEC from time to time, as well as the following:

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
•

Whether the U.S. Development Finance Corporation approves and makes the potential $765 million loan to a subsidiary of the Company to support the launch of Kodak Pharmaceuticals and the impact of the circumstances relating to such potential loan and any related announcements and investigations;

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

[32]

Revenue decreased $94 million and $118 million when compared to the prior year quarter and year-to-date periods, respectively, (31% and 20%, respectively), including the unfavorable impact of currency ($3 million and $6 million) in the current year quarter and year-to-date periods, respectively.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

The COVID-19 pandemic had a material impact on current quarter and year-to-date sales. The duration and extent of demand declines and then recovery is unclear.  Kodak has worked closely with government officials in the jurisdictions where it operates to keep its manufacturing facilities open, but the facilities are generally operating at below normal capacity during the pandemic to date.  Kodak has endeavored to address the recommended actions of government and health authorities to protect employees world-wide, with particular measures in place for those working in plants and distribution facilities.  Kodak intends to continue to work with government authorities and implement employee safety measures so that the manufacturing and distribution of products during the pandemic can continue. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to Kodak’s operations or supply chain.  Kodak reduced operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs and pay cuts (approximately $12 million) for its employees while operations are being negatively impacted by the COVID-19 pandemic.

•

The Company’s ABL Credit Agreement matures on May 21, 2021 and the Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Additionally, Kodak has significant ongoing cash requirements to fund operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs as needed.

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies, excluding the negative impacts during the COVID-19 pandemic, are expected to mitigate the impact of revenue declines on earnings.  Traditional Printing revenues accounted for approximately 56% and 57% of Kodak’s revenues for the three and six months ended June 30, 2020.  Traditional Printing’s revenues decreased $62 million (34%) and $74 million (21%) compared with the prior year quarter and year-to-date periods, respectively, including the unfavorable impact of currency ($2 million and $4 million, respectively), primarily reflecting volume and pricing declines.  Segment earnings declined by $8 million (89%) and $13 million (87%) compared to the prior year quarter and year-to-date periods, respectively, reflecting the impact of reduced volumes on manufacturing costs and revenue partially offset by operating cost reductions through the use of temporary furloughs and pay cuts.

None of the Traditional Printing segment’s manufacturing facilities were ordered to close by governmental authorities.  Many of the segment’s customers around the globe continued to operate, but at decreased volumes.  Therefore, demand for the segment’s products declined.  The Traditional Printing segment may also be impacted by supply chain disruptions and travel restrictions.  With the decline in customer demand, manufacturing volumes were reduced.  The duration and extent of demand declines and then recovery is unclear.  Manufacturing employees are being temporarily furloughed, as necessary, under reduced production plans.  The segment is utilizing furloughs and pay-cuts for non-manufacturing employees in a way which will allow continued operation and product development.

•

In Digital Printing, the legacy VERSAMARK business is expected to continue to decline as a percentage of the segment’s total revenue as the PROSPER business grows.  The PROSPER Inkjet Systems business is expected to continue to build profitability, excluding the negative impacts during the COVID-19 pandemic.  Investment in the next generation technology, Ultrastream, is focused on the ability

[33]

to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Digital Printing’s revenues decreased $17 million (25%) and $24 million (17%) compared with the prior year quarter and year-to-date periods, respectively, primarily reflecting volume declines.  Segment loss improved by $1 million compared to each of the prior year quarter (25%) and year-to-date periods (17%), respectively.

None of the Digital Printing segment’s manufacturing facilities were ordered to close by governmental authorities.  Many of the segment’s customers around the globe continued to operate, but at decreased volumes.  Therefore, demand for the segment’s products declined.  The Digital Printing segment may also be impacted by supply chain disruptions and travel restrictions.  With the decline in customer demand, manufacturing volumes were reduced.  The duration and extent of demand declines and then recovery is unclear.  Manufacturing employees are being temporarily furloughed, as necessary, under reduced production plans.  The segment is utilizing furloughs and pay-cuts for non-manufacturing employees in a way which will allow continued operation and product development.

•

Advanced Materials and Chemicals revenues declined $14 million (27%) and $20 million (20%) compared with the prior year quarter and year-to-date periods, respectively.  The segment loss improved $1 million (13%) and $2 million (11%) compared to the prior year quarter and year-to-date periods, respectively, due to price increases on professional and consumer still photographic film and solvents as well as operating cost reductions.  Kodak plans to continue promoting the use of film and chemicals to utilize as much manufacturing capacity as possible.

Advanced Materials and Chemicals experienced adverse impacts from the COVID-19 pandemic in the second quarter of 2020, most notably in Motion Picture where the industry has been heavily impacted and productions in affected regions have been suspended.  None of the Advanced Materials and Chemicals segment’s manufacturing facilities were ordered to close by governmental authorities.  However, each of the segment’s product lines was impacted by lowered demand and may also be impacted by supply chain disruptions and travel restrictions.  The duration and extent of demand declines and then recovery is unclear.  Manufacturing volumes were reduced due to the customer demand decline in the near-term.  Manufacturing employees are being temporarily furloughed, as necessary, under reduced production plans.

•

In connection with exploring an expansion of its chemical operations which currently produces unregulated key starting materials (“KSMs”) for pharmaceuticals, Kodak applied for a loan from the U.S. International Development Finance Corporation (the “DFC”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs.  On July 28, 2020, the DFC announced the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”), indicating Kodak’s successful completion of DFC’s initial screening, which would be followed by standard due diligence conducted by the DFC before financing is formally committed.  As further described under Part II, Item 1A. Risk Factors, there can be no assurances that the DFC Loan will be approved or made.  If the DFC Loan is not made, Kodak intends to continue organic expansion of its KSM production at Eastman Business Park in Rochester, New York while attempting to obtain necessary cGMP and FDA certification to make regulated KSMs and active pharmaceutical ingredients (“APIs”).  Depending on its assessment of the business opportunity and availability of capital, Kodak may also explore alternative means to expand its chemical manufacturing operations for purposes of producing KSMs and APIs.

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

[34]

REPORTABLE SEGMENTS

Kodak has four reportable segments:  Traditional Printing, Digital Printing, Advanced Materials and Chemicals and Brand.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and primarily represent the Eastman Business Park operations.

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

[35]

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

•

Includes Consumer Inkjet Solutions.  Starting in 2013, Kodak stopped manufacturing consumer inkjet printers and focused on the sale of ink to its installed printer base.  Kodak’s final build of ink inventory was depleted in the second quarter of 2020.

Motion Picture:

[36]

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

[37]

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$119	$181	$273	$347
Digital Printing	52	69	117	141
Advanced Materials and Chemicals	38	52	80	100
Brand	2	2	5	5
All Other	2	3	5	5
Consolidated total	$213	$307	$480	$598

Segment Operational EBITDA and Consolidated Income (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$1	$9	$2	$15
Digital Printing	(3)	(4)	(5)	(6)
Advanced Materials and Chemicals	(7)	(8)	(16)	(18)
Brand	2	2	4	3
All Other	1	—	—	(1)
Depreciation and amortization	(10)	(14)	(20)	(29)
Restructuring costs and other	(1)	(2)	(8)	(4)
Stock based compensation	—	(2)	(1)	(5)
Consulting and other costs (1)	(1)	(2)	(1)	(5)
Idle costs (2)	(1)	(2)	(1)	(3)
Former CEO separation agreement compensation	—	—	—	(2)
Other operating (loss) income, net, excluding income from transition services agreement (3)	—	(2)	6	(2)
Interest expense (4)	(4)	(5)	(8)	(8)
Pension income excluding service cost component (4)	27	26	53	53
Other (charges) income, net (4)	(8)	—	45	(1)
Consolidated (loss) income from continuing operations before income taxes	$(4)	$(4)	$50	$(13)
(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$2 million of income from the transition services agreement with the Purchaser was recognized in the three months ended June 30, 2020 and the three and six months ended June 30, 2019.  $4 million of income from the transition services agreement was recognized in the six months ended June 30, 2020.  The income was reported in Other operating (loss) income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former CEO separation agreement compensation; other operating (loss) income, net (unless otherwise indicated); interest expense; and other (charges) income, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

[38]

2020 COMPARED WITH 2019

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2020	% of Sales	2019	% of Sales	$ Change	2020	% of Sales	2019	% of Sales	$ Change
Revenues	$213		$307		$(94)	$480		$598		$(118)
Cost of revenues	192		265		(73)	423		516		(93)
Gross profit	21	10%	42	14%	(21)	57	12%	82	14%	(25)
Selling, general and administrative expenses	34	16%	54	18%	(20)	82	17%	113	19%	(31)
Research and development costs	8	4%	11	4%	(3)	17	4%	22	4%	(5)
Restructuring costs and other	1	0%	2	1%	(1)	8	2%	4	1%	4
Other operating income, net	(3)	(1)%	—	0%	(3)	(10)	(2)%	—	0%	(10)
Loss from continuing operations before interest expense, other (income) charges, net and income taxes	(19)	(9)%	(25)	(8)%	6	(40)	(8)%	(57)	(10)%	17
Interest expense	4	2%	5	2%	(1)	8	2%	8	1%	—
Pension income excluding service cost component	(27)	(13)%	(26)	(8)%	(1)	(53)	(11)%	(53)	(9)%	—
Other charges (income), net	8	4%	0	0%	8	(45)	(9)%	1	0%	(46)
(Loss) income from continuing operations before income taxes	(4)	(2)%	(4)	(1)%	—	50	10%	(13)	(2)%	63
Provision for income taxes	1	0%	2	1%	(1)	166	35%	5	1%	161
Loss from continuing operations	(5)	(2)%	(6)	(2)%	1	(116)	(24)%	(18)	(3)%	(98)
Income from discontinued operations, net of income taxes	—	0%	207	67%	(207)	—	0%	201	34%	(201)
Net (loss) income	$(5)	(2)%	$201	65%	$(206)	$(116)	(24)%	$183	31%	$(299)

[39]

Revenue

Current Quarter

For the three months ended June 30, 2020 revenues declined $94 million compared with the same period in 2019, driven by volume declines and unfavorable pricing within Traditional Printing ($57 million and $3 million, respectively), volume declines in Advanced Materials and Chemicals and Digital Printing ($19 million and $18 million, respectively) and unfavorable foreign currency ($2 million). The revenue declines were offset by improved pricing and product mix in Advanced Materials and Chemicals ($4 million) and favorable mix of products in Digital Printing ($2 million).  See segment discussions for additional details.

Year-to-Date

For the six months ended June 30, 2020 revenues declined $118 million compared with the same period in 2019, driven by volume declines and unfavorable pricing and product mix within Traditional Printing ($62 million and $8 million, respectively), volume declines in Advanced Materials and Chemicals and Digital Printing ($29 million and $28 million, respectively) and unfavorable foreign currency ($5 million). The revenue declines were offset by improved pricing and product mix in Advanced Materials and Chemicals ($8 million) and favorable mix of products in Digital Printing ($5 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2020 declined approximately $21 million compared with the same period in 2019 reflecting volume declines, unfavorable pricing and product mix as well as increased costs in Traditional Printing ($7 million, $4 million and $5 million, respectively), volume declines and increased costs in Advanced Materials and Chemicals (each $5 million) and volume declines in Digital Printing ($3 million) partially offset by favorable pricing and product mix in Advanced Materials and Chemicals ($4 million) and lower depreciation and amortization expenses ($4 million).  See segment discussions for additional details.

Year-to-Date

Gross profit for the six months ended June 30, 2020 declined approximately $25 million compared with the same period in 2019 reflecting volume declines, unfavorable pricing and product mix as well as increased costs in Traditional Printing ($7 million, $10 million and $7 million, respectively), volume declines and increased costs Advanced Materials and Chemicals ($8 million and $7 million, respectively) and volume declines and unfavorable costs in Digital Printing ($4 million and $5 million, respectively) partially offset by favorable pricing and product mix in Advanced Materials and Chemicals ($9 million), favorable mix of products in Digital Printing ($3 million) and lower depreciation and amortization expenses ($9 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $20 million and $31 million for the three and six month periods ended June 30, 2020, respectively, primarily due to lower investment in segment selling and marketing activities driven by cost reduction efforts ($18 million for the quarter and $22 million year-to-date), and lower consulting and project costs ($2 million for the quarter and $4 million for the year).  The temporary furloughs and pay cuts in the current quarter provided approximately $3 million of the $18 million savings in the three months ending June 30, 2020.  The six-month period ended June 30, 2019 also included $2 million of compensation related to the former CEO separation agreement while the six-month period ending June 30, 2020 included increased bad debt expense due to increased collection risk related to the COVID-19 pandemic ($3 million).

Research and Development Costs

Consolidated R&D expenses decreased $3 million and $5 million for the quarter and year-to-date periods ended June 30, 2020, respectively, primarily due to cost reduction efforts.

Other Charges (Income), Net

The change in Other charges (income) was primarily driven by the embedded conversion features derivative liability associated with the Convertible Notes.  Refer to Note 15, “Other Charges (Income), Net” and Note 24, “Financial Instruments”.

Provision for Income Taxes

The Provision for income taxes in the year-to-date period was primarily driven by the $167 million provision associated with the establishment of a valuation allowance on deferred tax assets outside the U.S.  Refer to Note 16, “Income Taxes”.

Income from Discontinued Operations

The Income from discontinued operations in the prior year periods primarily represents the gain recognized on the sale of the FPD business in April 2019.  Refer to Note 23, “Discontinued Operations”.

[40]

TRADITIONAL PRINTING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$119	$181	$(62)	$273	$347	$(74)

Operational EBITDA	$1	$9	$(8)	$2	$15	$(13)
Operational EBITDA as a % of revenues	1%	5%		1%	4%

Revenues

Current Quarter

The decrease in Traditional Printing revenues for the three months ended June 30, 2020 of approximately $62 million reflected volume and pricing declines ($50 million and $4 million, respectively) in Prepress Solutions consumables, volume declines in Prepress Solutions service ($3 million) and Prepress equipment ($3 million) and unfavorable foreign currency ($2 million).  The volume declines were primarily driven by COVID-19 pandemic related declines in customer demand.

Year-to-Date

The decrease in Traditional Printing revenues for the six months ended June 30, 2020 of approximately $74 million primarily reflected volume and pricing declines ($54 million and $9 million, respectively) in Prepress Solutions consumables, volume declines in Prepress Solutions service ($3 million) and Prepress equipment ($5 million) and unfavorable foreign currency ($4 million) offset by favorable pricing and product mix ($2 million) in Prepress equipment.  The volume declines were primarily driven by COVID-19 pandemic related declines in customer demand.

Operational EBITDA

Current Quarter

Traditional Printing Operational EBITDA for the three months ended June 30, 2020 declined $8 million reflecting volume and pricing declines ($6 million and $4 million, respectively) in Prepress Solutions consumables, volume declines in Prepress service ($1 million), and higher manufacturing costs ($7 million) driven by unfavorable cost absorption from the volume declines partially offset by lower SG&A expenses ($8 million) and lower aluminum costs in the current year ($2 million).

Year-to-Date

Traditional Printing Operational EBITDA for the six months ended June 30, 2020 declined $13 million primarily due to volume and pricing declines ($6 million and $9 million, respectively) in Prepress Solutions consumables, volume declines in Prepress service ($2 million), higher manufacturing costs driven by unfavorable cost absorption from the volume declines ($9 million), aluminum tariff refunds received in 2019 ($2 million) and an increase in bad debt expense ($2 million) partially offset by lower SG&A expenses ($12 million) and lower aluminum costs in the current year ($4 million).

During 2018 U.S. tariffs imposed on aluminum purchases were included as part of the cost of printing plates sold.  In January 2019, Kodak received retroactive exemptions from U.S. tariffs on aluminum.  Due to the exemptions, all aluminum tariffs paid by Kodak in prior periods were recognized as a cost reduction in the prior year-to-date period.

DIGITAL PRINTING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$52	$69	$(17)	$117	$141	$(24)

Operational EBITDA	$(3)	$(4)	$1	$(5)	$(6)	$1
Operational EBITDA as a % of revenues	(6)%	(6)%		(4)%	(4)%

Revenues

Current Quarter

The decline in Digital Printing revenues for the three months ended June 30, 2020 of approximately $17 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($11 million), Electrophotographic Printing Solutions equipment ($2 million) and PROSPER consumables and service ($4 million) which were driven by the decline in customer demand with the COVID-19 pandemic.  There were also volume declines in VERSAMARK service and consumables ($3 million) due to both declines in the installed base of VERSAMARK systems and the COVID 19 pandemic.  The impact of the volume declines was partially offset by improved volume in PROSPER components ($4 million).

[41]

Year-to-Date

The decline in Digital Printing revenues for the six months ended June 30, 2020 of approximately $24 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($15 million), Electrophotographic Printing Solutions equipment ($4 million), PROSPER consumables and service ($4 million) and PROSPER systems ($1 million) which were driven by the decline in customer demand with the COVID-19 pandemic.  There were also volume declines in VERSAMARK service and consumables ($6 million) due to both declines in the installed base of VERSAMARK systems and the COVID 19 pandemic.  The impact of the volume declines was partially offset by improved volume in PROSPER components ($5 million) and improved pricing in PROSPER components and PROSPER systems (each $1 million).

Operational EBITDA

Current Quarter

Digital Printing Operational EBITDA for the three months ended June 30, 2020 improved $1 million driven by higher manufacturing costs in Electrophotographic Printing Solutions ($3 million), volume declines in Electrophotographic Printing Solutions consumables and service ($2 million), PROSPER consumables and service ($2 million) and VERSAMARK service and consumables ($1 million) offset by improved volume in PROSPER components ($2 million), inventory write-downs driven by pricing declines in PROSPER systems in the prior year quarter ($2 million) and lower SG&A costs ($5 million).

Year-to-Date

Digital Printing Operational EBITDA for the six months ended June 30, 2020 improved $1 million driven by higher manufacturing costs in Electrophotographic Printing Solutions ($6 million), volume declines in Electrophotographic Printing Solutions consumables and service ($3 million), PROSPER consumables and service ($2 million) and VERSAMARK service and consumables ($2 million) offset by improved volume in PROSPER components ($3 million), volume improvements in Electrophotographic Printing Solutions equipment ($1 million), improved pricing in PROSPER systems ($2 million) and PROSPER components ($1 million) and lower SG&A costs ($6 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$38	$52	$(14)	$80	$100	$(20)

Operational EBITDA	$(7)	$(8)	$1	$(16)	$(18)	$2
Operational EBITDA as a % of revenues	(18)%	(15)%		(20)%	(18)%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended June 30, 2020 declined $14 million primarily from volume declines in Motion Picture ($10 million) driven by productions halted as a result of the COVID 19 pandemic, Industrial Film and Chemicals ($5 million) primarily due to the COVID-19 pandemic’s impacts on its customers and Consumer Inkjet Solutions ($2 million) driven by lower sales of ink to the existing installed base of printers. Additionally, current year revenues for Kodak Services for Business declined ($2 million) primarily due to operations in Asia being impacted by the COVID-19 pandemic, and the prior year period included revenues from Kodakit ($1 million) which ceased operating in January 2020.  Partially offsetting these impacts was improved pricing in Industrial Film and Chemicals ($4 million) driven by higher pricing for solvents and professional and consumer still photographic film.

Year-to-Date

Advanced Materials and Chemicals revenues for the six months ended June 30, 2020 declined $20 million primarily from volume declines in Motion Picture ($12 million) driven by productions halted as a result of the pandemic, Industrial Film and Chemicals ($6 million) primarily due to COVID-19 pandemic’s impacts on its customers, and Consumer Inkjet Solutions ($4 million) driven by lower sales of ink to the existing installed base of printers.  Additionally, current year revenues for Kodak Services for Business declined ($4 million) primarily due to operations in Asia being impacted by the COVID-19 pandemic, and the prior year period included revenues from Kodakit ($3 million) which ceased operations in January 2020.  Partially offsetting these impacts was improved pricing and improved product mix in Industrial Film and Chemicals ($8 million) driven by higher pricing and favorable product mix in professional and consumer still photographic film and higher pricing for solvents.

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA improved $1 million for the three months ended June 30, 2020 primarily due to favorable pricing ($4 million) in Industrial Film and Chemicals.

[42]

Also contributing were lower selling and administrative expenses ($4 million), and lower R&D costs ($2 million).  Partially offsetting were volume declines in Motion Picture ($3 million), Consumer Inkjet Solutions ($1 million) and Industrial Film and Chemicals ($1 million), as well as unfavorable cost impacts in Industrial Film and Chemicals ($3 million) and Motion Picture ($2 million) driven by unfavorable cost absorption.

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $2 million for the six months ended June 30, 2020 primarily due to favorable pricing and improved product mix ($8 million) in Industrial Film and Chemicals.  Also contributing were lower selling and administrative expenses ($7 million) and lower R&D costs ($2 million).  Partially offsetting were volumes declines in Motion Picture ($4 million), Industrial Film and Chemicals ($2 million) and Consumer Inkjet Solutions ($2 million) as well as unfavorable cost impacts in Industrial Film and Chemicals ($5 million) and Motion Picture ($1 million) driven by unfavorable cost absorption.

BRAND SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$2	$2	$—	$5	$5	$—

Operational EBITDA	$2	$2	$—	$4	$3	$1
Operational EBITDA as a % of revenues	100%	100%		80%	60%

Revenues

Brand revenues and EBITDA for the three and six months ended June 30, 2020 remained relatively flat compared to the prior year quarter and year-to-date periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $1 million and $8 million of charges for the three and six months ended June 30, 2020, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $3 million and $10 million during the three and six months ended June 30, 2020, respectively.

The restructuring actions implemented in the first six months of 2020 are expected to generate future annual cash savings of approximately $9 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $1 million and $8 million, respectively.  Kodak began realizing a portion of these savings in the first six months of 2020 and expects the majority of the annual savings to be in effect by the end of the year as actions are completed.

[43]

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

Kodak performed interim tests of impairment for goodwill as of June 30, 2020 due to the continued uncertainty regarding the negative impact of the COVID-19 pandemic on its operations, and as of March 31, 2020, due to the decline in market capitalization as of that date since the last goodwill impairment test (December 31, 2019) and the uncertainty regarding the negative impact of the COVID-19 pandemic at that time.   Kodak utilized the discounted cash flow method to estimate the fair value of all reporting units for both tests.  Kodak established an estimate of future cash flows for the period ranging from July 1, 2020 to December 31, 2024 for the June 30, 2020 interim test, and April 1, 2020 to December 31, 2024 for the March 31, 2020 interim test.  The future cash flows were discounted to present value.  The expected cash flows were derived from earnings forecasts and assumptions regarding the timing and impact of the COVID-19 pandemic on each reporting unit as of each applicable interim test date.  The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections. Discount rates of 16% to 55% were utilized in the June 30, 2020 valuation, and 21% to 55% for the March 31, 2020 valuation, both based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit as of the applicable valuation date.

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

Based upon the results of Kodak’s June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair value, or as a result of changes in operating segments or reporting units.

Kodak updated the fair value of the Kodak trade name as of June 30, 2020 and March 31, 2020. The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from July 1, 2020 to December 31, 2024 for the June 30, 2020 interim test, and April 1, 2020 to December 31, 2024 for the March 31, 2020 interim test, both valuations included a terminal year with growth rates ranging from -3% to 2.5% (b) an after-tax royalty rate of 0.4% of expected net sales, and (c) discount rates ranging from 16% to 25% for the June 30, 2020 interim test, and 23% to 32% for the March 31, 2020 interim test. The discount rates are based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s March 31, 2020 assessment, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $3 million.

Based on the results of Kodak’s June 30, 2020 assessment, the fair value of the Kodak trade name exceeded its’ carrying value.  Impairment of the Kodak trade name could occur in the future if estimated revenues decline or if there are significant changes in the discount or royalty rates. A one percent increase in the discount rate and a 10 percent miss in expected revenues would impact the fair value of the Kodak trade name by $2 million as of June 30, 2020.

[44]

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

Kodak updated its estimate of undiscounted cash flows for each asset group as of June 30, 2020 and March 31, 2020 using a probability weighted approach in determining the likelihood of possible adverse impacts from the COVID-19 pandemic as of each applicable interim test date.  Based on the results of the interim impairment tests, no impairment indicators were noted. Impairment of long-lived assets other than goodwill and indefinite lived intangible assets could occur in the future if expected estimated future cash flows decline or if there are significant changes in the estimated useful life of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Kodak is facing liquidity challenges due to operating losses and low or negative cash flow from operations and collateral needs.  Kodak has $80 million of letters of credit issued under the ABL Credit Agreement which matures on May 26, 2021.  The Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Kodak has ongoing significant cash requirements to fund operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  Additionally, the Company looks to implement ways to reduce collateral needs in the U.S.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in market size contractions in many countries due to economic slowdowns and government restrictions on movement.  The conversion of accounts receivable to cash is taking longer and collection risk has increased since before the pandemic.  The economic uncertainty surrounding the COVID-19 pandemic is an additional complexity in Kodak’s plans to return to sustainable positive cash flow.  To mitigate the economic impacts of the pandemic Kodak is employing temporary furloughs and pay reductions and scaling manufacturing volumes due to reduced volumes.  The Company is also seeking to take advantage of any available government incentives around the world in response to the COVID-19 pandemic such as employee related tax deferrals or holidays, wage subsidies and loan programs including those under the U.S. CARES Act, although the Company has not yet been able to take advantage of any loan programs and may not qualify for any loans under the programs created under the U.S. CARES Act.  Many of the available government incentives for which the Company qualifies are in the form of deferrals of payments that will be required to be paid in the future.

The recent history of negative operating cash flow, maturity of the ABL Credit Agreement in 2021, redemption date in 2021 for the Series A Preferred Stock, increased challenges in managing cash during the COVID-19 pandemic and general lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

Refer to the Going Concern section of Note 1, “Basis of Presentation and Recent Accounting Pronouncements”; Note 8, "Debt and Finance Leases," and Note 9, “Redeemable, Convertible Series A Preferred Stock” in the Notes to Financial Statements for further discussion. Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for a reconciliation of cash, cash equivalents and restricted cash.

	June 30,	December 31,
(in millions)	2020	2019
Cash, cash equivalents and restricted cash	$212	$290

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2020	2019	Change
Cash flows from operating activities:
Net cash used in operating activities	$(64)	$(13)	$(51)
Cash flows from investing activities:
Net cash (used in) provided by investing activities	(5)	297	(302)
Cash flows from financing activities:
Net cash used in financing activities	(6)	(294)	288
Effect of exchange rate changes on cash and restricted cash	(3)	1	(4)
Net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale	$(78)	$(9)	$(69)

[45]

Operating Activities

Net cash used in operating activities increased $51 million for the six months ended June 30, 2020 as compared with the corresponding period in 2019 primarily due to increased cash use for accounts payable and other liabilities, partially offset by higher reductions of accounts receivable in 2020, and the receipt in 2019 of a $15 million prepayment for transition services, products, and other services as a part of the divestiture of FPD.

Investing Activities

Net cash provided by investing activities decreased $302 million for the six months ended June 30, 2020 as compared with the corresponding period in 2019 due to the proceeds from the sale of FPD in the prior year.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2020 compares $288 million favorably to the corresponding period in 2019 driven by the prior year repayment of the Term Credit Agreement and the payment of contingent consideration partially offset by the issuance of the Convertible Notes and the proceeds from the RED – Rochester borrowing and the current year payment of preferred stock dividends.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At June 30, 2020 and December 31, 2019 approximately $95 million and $72 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $85 million and $161 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans. As of June 30, 2020 and December 31, 2019, outstanding inter-company loans to the U.S. were $429 million and $408 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $130 million and $110 million, respectively.  In China, where approximately $23 million and $89 million of cash and cash equivalents was held as of June 30, 2020 and December 31, 2019, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak in anticipation of an inter-company transaction.  Under the terms of the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to the ABL Credit Agreement.

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

The Amendment also changed Equipment Availability from (i) the lesser of 75% of Net Orderly Liquidation Value of Eligible Equipment or $6 million to (ii) the lesser of 70% of Net Orderly Liquidation Value of Eligible Equipment or $14.75 million as of March 31, 2020.  The Equipment Availability was $14.75 million for June 30, 2020.  The $14.75 million amount decreases by $1 million per quarter starting on July 1, 2020 until maturity or the amount is decreased to $0, whichever comes first.

The Company had issued approximately $80 million of letters of credit under the ABL Credit Agreement as of both June 30, 2020 and December 31, 2019.  Under the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($13.75 million at June 30, 2020).  If Excess Availability is below 12.5% of lender commitments the Company has the ability to fund amounts into the Eligible Cash account which will increase Excess Availability for purposes of the previous month-end compliance reporting.  On July 20, 2020 the Company funded $5 million to the Eligible Cash account.  Including the July 20, 2020 Eligible Cash funding in the June 30, 2020 compliance calculation the Company had approximately $17 million of Excess Availability under the ABL Credit Agreement for the June 30, 2020 compliance reporting and $22 million of Excess Availability under the ABL Credit Agreement as of December 31, 2019.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of June 30, 2020 and December 31, 2019, respectively), incremental to the $5 million funding of the Eligible Cash account on July 20, 2020, Kodak funded $9 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of June 30, 2020 and December 31, 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

[46]

Under the ABL Credit Agreement, if Excess Availability) falls below 12.5% of lender commitments), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the ABL Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the ABL Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Eligible Receivables, Eligible Inventory and Eligible Equipment have the meaning ascribed to these terms in the ABL Credit Agreement.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments the June 30, 2020 month-end compliance reporting date, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of June 30, 2020 Fixed Charges exceeded EBITDA (as defined in the ABL Credit Agreement) by approximately $27 million, therefore, the Fixed Charge Coverage Ratio was less than 1.0 to 1.0.

As a result of the Company’s current credit ratings, in the second quarter two surety bond holders notified the Company they will require approximately $9 million of incremental collateral.  The Company reduced the surety bond value by approximately $9 million in July 2020 with an equivalent increase to an existing letter of credit with the New York Workers’ Compensation board.  The Company could be required to provide up to $3 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.5% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared quarterly cash dividends in the third and fourth quarters of 2019 and the first and second quarters of 2020 that were paid when due.  In July 2020, the Company declared and paid the four quarterly dividends that were in arrears in the aggregate amount of $11 million.

On July 28, 2020 the U.S. International Development Finance Corporation signed a non-binding letter of interest to provide up to a $765 million loan to Kodak Pharmaceuticals, Inc. (“KPI”), which is expected to be a wholly owned subsidiary of the Company that will produce pharmaceutical ingredients.  The loan would be for facility upgrades and construction, provide working capital, and finance other necessary direct expenditures supporting the launch of KPI.

Due to exercises of stock options primarily by ex-employees, the Company has received approximately $29 million, net of tax payments, starting in July through the date of this filing.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in the first six months of 2020.  For the balance of 2020, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $10 million.

Capital Expenditures

Cash flow from investing activities included $9 million of capital expenditures for the six months ended June 30, 2020.  Kodak expects approximately $15 million of total capital expenditures for 2020.

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

[47]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2020, Kodak’s Brazilian Operations maintained accruals of approximately $3 million for claims aggregating approximately $110 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian Operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

In addition to matters relating to Kodak’s operations, Kodak is involved in investigations being conducted by several congressional committees and the SEC stemming from events related to the announcement of the potential DFC Loan and Pharmaceutical Initiative discussed under Item 1A. Risk Factors below.

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2019 Form 10-K.  The Risk Factors remain applicable from the 2019 Form 10-K.  In particular, Kodak continues to face risks associated with the COVID-19 pandemic as described in the 2019 Form 10-K under the captions “Risk Factors—Risks Relating to Kodak’s Business—Weakness or worsening of global economic conditions could adversely affect Kodak’s financial performance and liquidity” and “—Business disruptions could seriously harm Kodak’s future revenue and financial condition and increase its costs and expenses”.  Certain known consequences to Kodak from the COVID-19 pandemic are disclosed in the financial statements contained in this Form 10-Q and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The full extent to which the COVID-19 pandemic will impact Kodak’s results will depend on future developments, which are highly uncertain and cannot be predicted at the time of this filing, including new information which may emerge concerning the scope and duration of the pandemic and the restrictions and other actions implemented to fight it, among others.  Direct and indirect effects from the COVID-19 pandemic could have a material adverse effect on the continuity of Kodak’s business operations and its results of operations and financial position, particularly if such effects have an extended duration.

On July 28, 2020, the U.S. International Development Finance Corporation (the “DFC”) announced the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “Pharmaceutical Initiative”).  As referenced in the DFC’s announcement, the signing of the letter of interest indicates Kodak’s successful completion of the DFC’s initial screening and will be followed by standard due diligence conducted by the DFC before financing is formally committed.  The letter of interest is non-binding, and there can be no assurance that the DFC’s standard due diligence will be successfully completed or that, even if the due diligence is successfully completed, the DFC will proceed with the potential DFC Loan.  Congressional investigations and an SEC investigation have been commenced which could affect the likelihood of the consummation of the DFC Loan.  The DFC has tweeted that it will not proceed any further with the potential DFC Loan unless the recent allegations raised in the context of the potential DFC Loan have been cleared.  The potential DFC Loan has sparked intense media interest and coverage.  If the DFC Loan is not made or if the findings of the investigations are unfavorable, Kodak’s reputation could be damaged and its existing business could be adversely affected.

If the DFC Loan is ultimately consummated, the Pharmaceutical Initiative will be subject to the risks associated with Kodak’s business generally as described in the 2019 Form 10-K under the caption “Risk Factors—Risks Relating to Kodak’s Business”.  Based on the developmental nature of the Pharmaceutical Initiative, if the project proceeds Kodak will face heightened risks relating to talent acquisition, construction, obtaining regulatory approvals, cost overruns, delays, product development and market development, among others.  In particular, the economic success of the Pharmaceutical Initiative will depend in large part on products produced by the Pharmaceutical Initiative being able to successfully compete with pharmaceutical ingredients supplied by low-cost countries such as China and India through manufacturing and operating efficiencies, “buy American” initiatives or mandates, or otherwise.  If the Pharmaceutical Initiative is not able to compete effectively or otherwise generate positive cash flow, the

[48]

subsidiary operating the Pharmaceutical Initiative (the “Pharmaceutical Subsidiary”) may not be able to distribute profits to the Company or repay the DFC Loan.  It is contemplated that if the Pharmaceutical Subsidiary defaults on the DFC Loan, the Company will lose its equity interest in the Pharmaceutical Subsidiary (and, indirectly, the buildings and assets contributed by Kodak to the Pharmaceutical Subsidiary in connection with the Pharmaceutical Initiative).  It is not contemplated that the Company will be a guarantor of the DFC Loan or responsible to repay the DFC Loan should the Pharmaceutical Subsidiary default on the DFC Loan.

As described in the 2019 Form 10-K under the caption “Risk Factors—Risks Related to the Company’s Common Stock—The Company’s stock price has been and may continue to be volatile”, there have been and may continue to be significant fluctuations in the market price of the Company’s common stock.  For example, there have been significant market price fluctuations following the recent announcement of the potential DFC Loan and Pharmaceutical Initiative.  The market price of the Company’s common stock may be particularly susceptible to additional significant fluctuations based on future announcements or disclosures concerning the potential DFC Loan, the Pharmaceutical Initiative, the related congressional and SEC investigations and the related internal review being performed by a special committee of the Company’s Board of Directors.

As described in the 2019 Form 10-K under the caption “Risk Factors—Risks Related to the Company’s Common Stock—The Company has registered the resale of a large portion of its outstanding securities.  The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of its common stock”, the resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline.  On August 3, 2020, the Company issued the 29,922,956 Conversion Shares to the holders of the Converted Notes (the “Converting Holders”). While the Conversion Shares have not been registered for resale, the Conversion Shares were issued without restrictive legends or transfer restrictions based on the Company’s receipt of an opinion of counsel for the Converting Holders that the resale of up to all of the Conversion Shares by the Converting Holders could be made in accordance with Rule 144 at any time in the three (3) month period commencing on August 3, 2020.  The Company does not know if any of the Conversion Shares are still held by the Converting Holders, or if any of the Conversion Shares have been sold.  If the Converting Holders continue to hold the Conversion Shares, future sales of the Conversion Shares by the Converting Holders could exert downward pressure on the Company’s stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2020

None

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2020

None

.

Items 3, 4 and 5.

Not applicable.

Item 6. Exhibits

[49]

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

(3.5)

Fourth Amended and Restated By-Laws of Eastman Kodak Company, (Incorporated by reference to Exhibit (3.5) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed on May 12, 2020).

(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan (As Amended and Restated effective May 20, 2020), filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

[50]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date August 11, 2020	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[51]