Form 10-Q
period 2020-09-30
EASTMAN KODAK CO
filed 2020-11-10
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 1-00087

EASTMAN KODAK COMPANY

(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 585-724-4000

Securities registered pursuant to Section 12-(b) of the Act:

Title of each class Common	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KODK	New York Stock Exchange

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

As of November 2, 2020, the registrant had 77,163,326 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2020

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Sales	$195	$249	$568	$713
Services	57	66	164	200
Total revenues	252	315	732	913
Cost of revenues
Sales	183	216	533	639
Services	38	46	111	139
Total cost of revenues	221	262	644	778
Gross profit	31	53	88	135
Selling, general and administrative expenses	56	48	138	161
Research and development costs	8	11	25	33
Restructuring costs and other	1	3	9	7
Other operating (income) expense, net	(1)	10	(11)	10
Loss from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges, net and income taxes	(33)	(19)	(73)	(76)
Interest expense	3	4	11	12
Pension income excluding service cost component	(26)	(26)	(79)	(79)
Loss on early extinguishment of debt	2	—	2	—
Other charges, net	432	6	387	7
Loss from continuing operations before income taxes	(444)	(3)	(394)	(16)
Provision for income taxes	1	7	167	12
Loss from continuing operations	(445)	(10)	(561)	(28)
Income from discontinued operations, net of income taxes	—	5	—	206
Net (loss) income	$(445)	$(5)	$(561)	$178

Basic and diluted loss per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(6.94)	$(0.35)	$(11.34)	$(1.00)
Discontinued operations	—	0.12	—	4.79
Total	$(6.94)	$(0.23)	$(11.34)	$3.79

Number of common shares used in basic and diluted net loss per share	64.8	43.0	50.8	43.0

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(445)	$(5)	$(561)	$178
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1)	(2)	(17)	2
Pension and other postretirement benefit plan obligation activity, net of tax	3	(1)	15	(2)
Other comprehensive income (loss), net of tax	2	(3)	(2)	—
COMPREHENSIVE (LOSS) INCOME, NET OF TAX	$(443)	$(8)	$(563)	$178

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2020	2019
ASSETS
Cash and cash equivalents	$193	$233
Trade receivables, net of allowances of $11 and $8, respectively	153	208
Inventories, net	232	215
Restricted cash - current portion	7	12
Other current assets	35	36
Current assets held for sale	2	2
Total current assets	622	706
Property, plant and equipment, net of accumulated depreciation of $424 and $423, respectively	150	181
Goodwill	12	12
Intangible assets, net	40	47
Operating lease right-of-use assets	50	49
Restricted cash	41	45
Deferred income taxes	—	147
Other long-term assets	305	228
TOTAL ASSETS	$1,220	$1,415

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$118	$153
Short-term borrowings and current portion of long-term debt	2	2
Current portion of operating leases	12	12
Other current liabilities	163	201
Total current liabilities	295	368
Long-term debt, net of current portion	17	109
Pension and other postretirement liabilities	376	378
Operating leases, net of current portion	49	48
Other long-term liabilities	206	231
Total liabilities	943	1,134

Commitments and Contingencies (Note 11)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	189	182

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	1,156	604
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(640)	(79)
Accumulated other comprehensive loss	(419)	(417)
Total shareholders’ equity	88	99
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,220	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(561)	$178
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	29	43
Pension income	(65)	(72)
Change in fair value of embedded derivatives in the Series A Preferred Stock and Convertible Notes	382	3
Loss on early extinguishment of debt	2	—
Net gain on sales of assets	(9)	(202)
Asset impairments	3	—
Stock based compensation	18	6
Non-cash changes in workers' compensation reserves	9	2
Provision for deferred income taxes	160	6
Decrease in trade receivables	53	30
Increase in inventories	(19)	(18)
(Decrease) increase in trade payables	(33)	13
Decrease in liabilities excluding borrowings and trade payables	(24)	(5)
Other items, net	7	12
Total adjustments	513	(182)
Net cash used in operating activities	(48)	(4)
Cash flows from investing activities:
Additions to properties	(13)	(11)
Net proceeds from sales of assets/businesses	2	326
Net proceeds from return on equity investment	2	—
Net cash (used in) provided by investing activities	(9)	315
Cash flows from financing activities:
Proceeds from stock option exercises	29	—
Repayment of Term Credit Agreement	—	(395)
Proceeds from Convertible Notes	—	98
Proceeds from borrowings	—	14
Repayment of finance leases	—	(2)
Preferred stock dividend payments	(19)	—
Payment of contingent consideration related to the sale of a business	—	(10)
Net cash provided by (used in) financing activities	10	(295)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(4)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash in assets held for sale	(49)	12
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	290	267
Cash, cash equivalents and restricted cash, end of period	$241	$279

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Nine-Month Period Ending September 30, 2020
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182
Net loss	—	—	(111)	—	—	(111)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	3	—	3	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of March 31, 2020	$—	$600	$(190)	$(426)	$(9)	$(25)	$184
Net loss	—	—	(5)	—	—	(5)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(4)	—	(4)	—
Pension and other postretirement liability adjustments	—	—	—	9	—	9	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Equity (deficit) as of June 30, 2020	$—	$595	$(195)	$(421)	$(9)	$(30)	$186
Net loss	—	—	(445)	—	—	(445)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments	—	—	—	3	—	3	—
Series A preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Series A preferred stock deemed dividends	—	(3)	—	—	—	(3)	3
Conversion of Convertible Notes	—	520	—	—	—	520	—
Stock options exercised	—	29	—	—	—	29	—
Stock-based compensation	—	17	—	—	—	17	—
Equity (deficit) as of September 30, 2020	$—	$1,156	$(640)	$(419)	$(9)	$88	$189

[7]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited) (cont’d)

	Nine-Month Period Ending September 30, 2019
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	$(3)	$173
Net loss	—	—	(18)	—	—	(18)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	3	—	—	—	3	—
Prior period adjustment due to adoption of ASU 2016-02	—	—	5	—	—	5	—
Equity (deficit) as of March 31, 2019	$—	$615	$(213)	$(409)	$(9)	$(16)	$175
Net income	—	—	201	—	—	201	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of June 30, 2019	$—	$612	$(12)	$(408)	$(9)	$183	$177
Net earnings	—	—	(5)	—	—	(5)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(2)	—	(2)	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Series A preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Series A preferred stock deemed dividends	—	(3)	—	—	—	(3)	3
Stock-based compensation	—	1	—	—	—	1	—
Purchases of treasury stock	—	—	—	—	—	—	—
Equity (deficit) as of September 30, 2019	$—	$608	$(17)	$(411)	$(9)	$171	$180

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

As of September 30, 2020 and December 31, 2019, Kodak had approximately $193 million and $233 million, respectively, of cash and cash equivalents.  $108 million and $72 million were held in the United States (“U.S.”) as of September 30, 2020 and December 31, 2019, respectively, and $85 million and $161 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of September 30, 2020 and December 31, 2019 were $436 million and $408 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $138 million and $110 million as of September 30, 2020 and December 31, 2019, respectively.  In China, where approximately $23 million and $89 million of cash and cash equivalents was held as of September 30, 2020 and December 31, 2019, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak that was used in an inter-company transaction.  Kodak had a net decrease in cash, cash equivalents, restricted cash and cash in assets held for sale of $49 million for the nine months ended September 30, 2020, and a net increase in cash, cash equivalents, restricted cash and cash in assets held for sale of $12 million and $23 million for the nine months ended September 30, 2019 and the year ended December 31, 2019, respectively.  Kodak used cash of $48 million and $4 million in operating activities for the nine months ended September 30, 2020 and 2019, respectively, and generated cash from operating activities for the year ended December 31, 2019 of $12 million.  Cash flow from operations in 2019 benefitted from working capital improvements and individual transactions that occurred during the year.

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

Kodak is facing liquidity challenges due to operating losses, low or negative cash flow from operations and collateral needs. Kodak has $87 million of letters of credit issued under the Amended and Restated Credit Agreement (the “ABL Credit Agreement”) which matures on May 26, 2021.  The Company’s 5.50% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) must be redeemed on November 15, 2021 if not converted prior to then.  Additionally, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs as needed.  Additionally, the Company looks to implement ways to reduce collateral needs in the U.S.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the United States.  Current global economic conditions are highly volatile due to the COVID-19 pandemic.  The economic uncertainties surrounding the COVID-19 pandemic are adding complexity to Kodak’s plans to return to sustainable positive cash flow.  To mitigate the economic impacts of the pandemic Kodak is employing temporary furloughs and pay reductions and modifying manufacturing volumes as expectations of demand change.

[9]

The recent history of negative operating cash flow, maturity of the ABL Credit Agreement in 2021, redemption date in 2021 for the Series A Preferred Stock, increased challenges in managing cash during the COVID-19 pandemic and general lack of certainty regarding the return to positive cash flow raise substantial doubt about Kodak’s ability to continue as a going concern.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 2020.  Refer to Note 23, “Segment Information” for additional information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. More convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted EPS calculation in certain circumstances.  The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, (January 1, 2024 for Kodak).

[10]

Early adoption is permitted for all entities for fiscal years beginning after December 15, 2020.  The ASU allows entities to use either a modified retrospective or full retrospective transition method. Kodak is currently evaluating the impact of this ASU.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief through specific exceptions and practical expedients for transitioning away from reference rates that are expected to be discontinued.  The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate.  The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis.  The optional relief is available from March 2020 through December 31, 2022.  Kodak is currently evaluating the impact of this ASU.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for Kodak) with early adoption permitted. Kodak is currently evaluating the impact of this ASU.

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2020	2019
Cash and cash equivalents	$193	$233
Restricted cash - current portion	7	12
Restricted cash	41	45
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$241	$290

Restricted cash - current portion on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities. In addition, as of December 31, 2019, it also contained collateral for a guaranty provided to MIR Bidco, SA (the “Purchaser”) who purchased Kodak’s Flexographic Packaging business (“FPD”).  As of September 30, 2020 and December 31, 2019, the cash collateral supporting Kodak’s guaranty was $0 million and $4 million, respectively.

Restricted cash includes $21 million and $22 million as of September 30, 2020 and December 31, 2019, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined therein (Refer to Note 8, “Debt and Finance Leases” for information on the Restricted cash supporting the Excess Availability threshold).  In addition, Restricted cash as of both September 30, 2020 and December 31, 2019 includes an escrow of $14 million in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Restricted cash also included $3 million and $5 million of security posted related to Brazilian legal contingencies as of September 30, 2020 and December 31, 2019, respectively.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2020	2019
Finished goods	$115	$105
Work in process	57	54
Raw materials	60	56
Total	$232	$215

[11]

NOTE 4: OTHER LONG-TERM ASSETS

	September 30,	December 31,
(in millions)	2020	2019
Pension assets	$252	$173
Estimated workers' compensation recoveries	18	18
Long-term receivables, net of reserve of $4 and $4, respectively	11	11
Other	24	26
Total	$305	$228

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the total assets component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying value of goodwill by reportable segment.

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Total
As of December 31, 2019
Goodwill	$56	$6	$14	$—	$76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2019	—	6	6	—	12
Goodwill reallocation	—	—	(6)	6	—
Balance as of September 30, 2020	$—	$6	$—	$6	$12

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

Kodak performed interim tests of impairment for goodwill as of June 30, 2020 due to the uncertainty regarding the negative impact of the COVID-19 pandemic on its operations, and as of March 31, 2020, due to the decline in market capitalization as of that date since the last goodwill impairment test (December 31, 2019) and the uncertainty regarding the negative impact of the COVID-19 pandemic at that time.  Based on the results of the June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated.  As of June 30, 2020, the Brand reporting unit had negative carrying value.  No interim impairment test for goodwill was deemed necessary as of September 30, 2020.

[12]

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$99	$80	$19	5 years
Kodak trade name	18	—	18	Indefinite life
Customer-related	11	8	3	3 years
Total	$128	$88	$40

	December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$99	$76	$23	5 years
Kodak trade name	21	—	21	Indefinite life
Customer-related	11	8	3	4 years
Total	$131	$84	$47

In the first quarter of 2020, due to the uncertainty regarding the negative impact of the COVID-19 pandemic at that time, Kodak performed an interim test of impairment for the Kodak trade name.  Based on the result of the interim impairment test, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $3 million are included in Other operating income, net in the nine months ended September 30, 2020 in the Consolidated Statement of Operations.

Kodak also performed an interim test of impairment for the Kodak trade name as of June 30, 2020 due to the uncertainty regarding the negative impact of the COVID-19 pandemic.  The interim impairment tests of the Kodak trade name used the income approach, specifically the relief from royalty method.  Based on the result of the interim impairment tests as of June 30, 2020, Kodak concluded the fair value of the Kodak trade name exceeded its’ carrying value resulting in no additional impairment.  No interim impairment test for the Kodak tradename was deemed necessary as of September 30, 2020.

Amortization expense related to intangible assets was $1 million for the three months ended September 30, 2020 and 2019 and $4 million for the nine months ended September 30, 2020 and 2019.

Estimated future amortization expense related to intangible assets that are currently being amortized as of September 30, 2020 is as follows:

(in millions)
Q4 2020	$1
2021	5
2022	5
2023	4
2024	4
2025 and thereafter	3
Total	$22

[13]

NOTE 6: OTHER CURRENT LIABILITIES

	September 30,	December 31,
(in millions)	2020	2019
Deferred revenue	$44	$43
Employee related liabilities	42	38
Customer rebates (1)	18	23
Series A Preferred Stock dividends payable	3	14
Workers compensation	10	10
Restructuring liabilities	6	12
Deferred consideration on disposed businesses (2)	—	14
Transition services agreement prepayment	—	3
Other (3)	40	44
Total	$163	$201

(1)	The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

(2)

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the Personalized Imaging and Document Imaging Businesses (“PI/DI Businesses”) to the trustee of the U.K. pension plan (and/or its subsidiaries) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price was subject to repayment if the PI/DI Business did not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for any year in the four-year period.  The amounts owed for 2015, 2016 and 2017 were paid in 2016, 2017 and 2019, respectively.  The maximum potential payment related to the year ending December 31, 2018 of $14 million was accrued at the time of the divestiture of the business.  The Company did not consider the procedural requirements giving rise to the obligation to pay the amount relating to the year ended December 31, 2018 to have been met.  The PI/DI Businesses (operating as Kodak Alaris) filed suit against the Company alleging breach of contract based on the failure to pay the $14 million amount with respect to 2018.  The Company filed counterclaims seeking contractual penalties related to late payments for goods and services provided by Kodak under various separate agreements.  The Company and Kodak Alaris reached a settlement in June 2020 dismissing the actions and all claims and counterclaims asserted against each other and also amended existing supply agreements.  As a part of the settlement agreement, $11 million of the deferred consideration on disposed businesses was offset against receivables of $11 million for goods and services owed to the Company by Kodak Alaris.  Income of $3 million from the release of the remaining deferred consideration on disposed businesses will be recognized as revenue over the term of the amended supply agreements.

(3)

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the current liabilities component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 7: OTHER LONG-TERM LIABILITIES

	September 30,	December 31,
(in millions)	2020	2019
Workers compensation	$89	$84
Asset retirement obligations	41	48
Deferred brand licensing revenue	16	18
Deferred taxes	30	13
Environmental liabilities	9	10
Convertible Notes embedded conversion option derivative liability	—	52
Preferred stock embedded conversion option derivative liability	9	—
Other	12	6
Total	$206	$231

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

[14]

NOTE 8:  DEBT AND FINANCE LEASES

(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	September 30, 2020	December 31, 2019
Current portion:
	RED-Rochester, LLC	2033	11.46%	$1	$1
	Finance leases	Various	Various	1	1
				2	2
Non-current portion:
	Convertible debt	2021	11.72%	—	91
	RED-Rochester, LLC	2033	11.46%	12	13
	Finance leases	Various	Various	3	4
	Other debt	Various	Various	2	1
				17	109
				$19	$111

Convertible Notes

On May 20, 2019, the Company and Longleaf Partners Small Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern Asset Management, Inc. (the “Notes Purchasers”), entered into a Notes Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the Notes Purchasers, and the Notes Purchasers agreed to purchase from the Company, $100 million aggregate principal amount of the Company’s 5.00% Secured Convertible Notes due 2021 (the “Notes”).  The transaction closed on May 24, 2019.  The proceeds were used to repay the remaining first lien term loans outstanding ($83 million) under the Senior Secured First Lien Term Credit Agreement (the “Term Credit Agreement”), which was terminated with the repayment.  The remaining proceeds were used for general corporate purposes.  The Notes Purchasers also hold all outstanding shares of the Series A Preferred Stock, which vote with the shares of common stock on an as-converted basis, and one of the Note Purchasers is a holder of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Notes bore interest at a rate of 5.00% per annum, which was payable in cash on their maturity date and, at the option of the Company, in either cash or additional shares of Common Stock on any conversion date.  The maturity date of the Notes was November 1, 2021.

On July 29, 2020, the Company received conversion notices from holders of the Notes exercising their rights to convert an aggregate of $95 million of principal amount of the Notes (the “Initial Converted Notes”) into shares of the Company’s common stock, par value $.01 per share (“Common Stock”).  Under the terms of the Notes, the conversion date of the Initial Converted Notes is July 29, 2020 (the “Initial Conversion Date”) and the Company was obligated to deliver an aggregate of 29,922,956 shares of Common Stock (the “Initial Conversion Shares”) to the holders of the Initial Converted Notes within five trading days after the Initial Conversion Date.  The Company issued the Initial Conversion Shares on August 3, 2020 and paid the $5.6 million of accumulated interest on the Initial Converted Notes in cash.  As a result, the Company’s obligations under the Initial Converted Notes were fully discharged and the remaining outstanding principal amount of the Notes was $5 million.

On September 30, 2020, the Company announced its election to mandatorily convert the remaining $5 million outstanding principal amount of the Notes (the “Mandatory Converted Notes”) into shares of Common Stock.  The conversion of the Mandatory Converted Notes was effective on September 30, 2020 (the “Mandatory Conversion Date”).  The Company issued 1,574,892 shares of Common Stock to the holder of the Mandatory Converted Notes on September 30, 2020 (the “Mandatory Conversion Shares”).  The Company paid the accrued interest on the Mandatory Converted Notes in the form of cash and interest ceased to accrue on the Mandatory Converted Notes on the Mandatory Conversion Date.  As a result of the conversion of all the Notes, the lien granted by the Company on certain of its assets to secure the Notes was released.

Embedded Derivatives

Kodak allocated $14 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features and term extension on the date of issuance which reduced the net carrying value of the Notes (refer to Note 25, “Financial Instruments”).

The carrying value of the Notes at the time of issuance, $84 million ($100 million aggregate gross proceeds less $14 million allocated to the derivative liability and $2 million in transaction costs), was being accreted to the face amount using the effective interest method from the date of issuance through the maturity date.

[15]

Loss on Early Extinguishment

The calculation of the loss on early extinguishment of debt is shown below:

(in millions)
Fair value of Initial Conversion Shares	$506
Fair value of Mandatory Conversion Shares	13
Carrying value of Notes	(92)
Fair value of pro-rata share of embedded derivative at Initial Conversion	(416)
Fair value of pro-rata share of embedded derivative at Mandatory Conversion	(9)
Total	$2

The fair value of the Conversion Shares is reported in Additional paid in capital in the Consolidated Statement of Financial Position.

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

The Amendment also changed Equipment Availability from (i) the lesser of 75% of Net Orderly Liquidation Value of Eligible Equipment or $6 million to (ii) the lesser of 70% of Net Orderly Liquidation Value of Eligible Equipment or $14.75 million as of March 31, 2020.    The $14.75 million amount decreases by $1 million per quarter starting on July 1, 2020 until maturity or the amount is decreased to $0, whichever comes first.  Equipment Availability was $13.75 million as of September 30, 2020.

The changes effected by the Amendment to the Excess Availability and Equipment Availability combined with increases in Available Accounts Receivable and Inventory allowed the Company to decrease Eligible Cash, at the time of the amendment, by $13 million without causing Excess Availability to fall below 12.5 % of lender commitments.

The Company had issued approximately $87 million and $80 million of letters of credit under the ABL Credit Agreement as of September 30, 2020 and December 31, 2019, respectively.  Under the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($13.75 million at September 30, 2020).  If Excess Availability is below 12.5% of lender commitments the Company has the ability to fund amounts into the Eligible Cash account which will increase Excess Availability for purposes of the previous month-end compliance reporting.  The Company had approximately $20 million and $22 million of Excess Availability under the ABL Credit Agreement as of September 30, 2020 and December 31, 2019, respectively.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of September 30, 2020 and December 31, 2019, respectively), Kodak funded $21 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of September 30, 2020 and December 31, 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

In addition to the changes discussed above, the Amendment increased the interest rate charged on the ABL Loans.  The interest rate on the ABL Loans (which is based on Excess Availability) increased to LIBOR plus 3.50% - 4.00% per annum from LIBOR plus 2.25% - 2.75% per annum or the Base Rate plus 2.50% - 3.00% per annum from the Base Rate plus 1.25% - 1.75% per annum.

[16]

NOTE 9: REDEEMABLE, CONVERTIBLE SERIES A PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $200 million, or $100 per share, pursuant to a Series A Preferred Stock Purchase Agreement with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), dated November 7, 2016.  The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Kodak allocated $43 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance, which reduced the net carrying value of the Series A Preferred Stock (see Note 25, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared quarterly cash dividends in the third and fourth quarters of 2019 and the first and second quarters of 2020 that were paid when due.  In July 2020, the Company declared and paid the four quarterly dividends that were in arrears.  The total amount of dividends in arrears was $11 million.  The Company declared the third quarter 2020 quarterly cash dividend in September 2020 and it was paid in October 2020.

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

As of September 30, 2020, the Series A Preferred Stock has not been converted and none of the anti-dilution provisions have been triggered.  Any shares of Series A Preferred Stock not converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock are required to be redeemed at $100 per share plus the amount of accrued and unpaid dividends.

NOTE 10: LEASES

Income recognized on operating lease arrangements for the three and nine months ended September 30, 2020 and 2019 is presented below (income recognized for sales-type lease arrangements is $0 million for all periods):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Lease income - operating leases:
Lease income	$2	$3	$6	$7
Sublease income	—	1	2	5
Variable lease income	1	1	3	3
Total lease income	$3	$5	$11	$15

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company had outstanding letters of credit of $87 million issued under the ABL Credit Agreement, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $29 million, and restricted cash of $48 million, primarily to address the payment of possible casualty and workers’ compensation claims, support legal contingencies, hedging activities, compliance with the Excess Availability threshold under the ABL Credit Agreement, environmental liabilities, rental payments and to support various customs, tax and trade activities.

[17]

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

As of September 30, 2020, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  As of September 30, 2020, Kodak’s Brazilian operations have posted security composed of $3 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $40 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2019 to September 30, 2020, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2019	$21
Extended warranty and maintenance arrangements deferred in 2020	68
Recognition of extended warranty and maintenance arrangement revenue in 2020	(70)
Deferred revenue on extended warranties as of September 30, 2020	$19

[18]

NOTE 13:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Three Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$114	$15	$1	$—	$—	$130
Ongoing service arrangements (1)	20	33	—	—	—	53
Total annuities	134	48	1	—	—	183
Equipment & software	12	8	—	—	—	20
Film and chemicals	—	—	39	—	—	39
Other (2)	—	—	4	3	3	10
Total	$146	$56	$44	$3	$3	$252

Nine Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$330	$45	$4	$—	$—	$379
Ongoing service arrangements (1)	60	97	—	—	—	157
Total annuities	390	142	4	—	—	536
Equipment & software	29	31	—	—	—	60
Film and chemicals	—	—	112	—	—	112
Other (2)		—	8	8	8	24
Total	$419	$173	$124	$8	$8	$732

[19]

Three Months Ended
September 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$138	$20	$3	$—	$—	$161
Ongoing service arrangements (1)	22	38	1	—	—	61
Total annuities	160	58	4	—	—	222
Equipment & software	14	12	—	—	—	26
Film and chemicals	—	—	44	—	—	44
Other (2)	13	—	5	3	2	23
Total	$187	$70	$53	$3	$2	$315

Nine Months Ended
September 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$421	$61	$9	$—	$—	$491
Ongoing service arrangements (1)	65	117	2	—	—	184
Total annuities	486	178	11	—	—	675
Equipment & software	35	33	—	—	—	68
Film and chemicals	—	—	125	—	—	125
Other (2)	13	—	17	8	7	45
Total	$534	$211	$153	$8	$7	$913

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

[20]

Product Portfolio Summary:

Three Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$41	$32	$1	$3	$—	$77
Strategic other businesses (2)	105	12	42	—	3	162
Planned declining businesses (3)	—	12	1	—	—	13
Total	$146	$56	$44	$3	$3	$252

Nine Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$112	$98	$2	$8	$—	$220
Strategic other businesses (2)	307	37	115	—	8	467
Planned declining businesses (3)	—	38	7	—	—	45
Total	$419	$173	$124	$8	$8	$732

Three Months Ended
September 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$44	$32	$—	$3	$—	$79
Strategic other businesses (2)	143	20	47	—	2	212
Planned declining businesses (3)	—	18	6	—	—	24
Total	$187	$70	$53	$3	$2	$315

Nine Months Ended
September 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$128	$99	$2	$8	$—	$237
Strategic other businesses (2)	406	56	130	—	7	599
Planned declining businesses (3)	—	56	21	—	—	77
Total	$534	$211	$153	$8	$7	$913

[21]

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

Geography (1):

Three Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$29	$25	$30	$3	$3	$90
Canada	5	3	—	—	—	8
North America	34	28	30	3	3	98
Europe, Middle East and Africa	64	19	4	—	—	87
Asia Pacific	41	8	10	—	—	59
Latin America	7	1	—	—	—	8
Total	$146	$56	$44	$3	$3	$252

Nine Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$90	$77	$85	$8	$8	$268
Canada	11	6	1	—	—	18
North America	101	83	86	8	8	286
Europe, Middle East and Africa	181	61	9	—	—	251
Asia Pacific	116	26	29	—	—	171
Latin America	21	3	—	—	—	24
Total	$419	$173	$124	$8	$8	$732

[22]

Three Months Ended
September 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$48	$36	$33	$3	$2	$122
Canada	4	2	1	—	—	7
North America	52	38	34	3	2	129
Europe, Middle East and Africa	71	21	6	—	—	98
Asia Pacific	53	10	13	—	—	76
Latin America	11	1	—	—	—	12
Total	$187	$70	$53	$3	$2	$315

Nine Months Ended
September 30, 2019

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$125	$107	$95	$8	$7	$342
Canada	9	6	2	—	—	17
North America	134	113	97	8	7	359
Europe, Middle East and Africa	218	64	16	—	—	298
Asia Pacific	149	29	39	—	—	217
Latin America	33	5	1	—	—	39
Total	$534	$211	$153	$8	$7	$913
(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at September 30, 2020 and December 31, 2019 were $2 million and $4 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at September 30, 2020 and December 31, 2019 were $60 million and $61 million, respectively, of which $44 million and $43 million are reported in Other current liabilities, respectively, and $16 million and $18 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three and nine months ended September 30, 2020 and 2019 that was included in the contract liability balance at the beginning of the year was $4 million and $35 million in 2020, respectively, and $4 million and $34 million in 2019, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of September 30, 2020 included $21 million and $31 million of cash payments received during the three and nine months ended September 30, 2020, respectively.  Contract liabilities as of September 30, 2019 included $26 million and $43 million of cash payments received during the three and nine months ended September 30, 2019, respectively.

[23]

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2020, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the rest of 2020, 30% in 2021, 20% in 2022 and 40% thereafter.

NOTE 14: OTHER OPERATING (INCOME) EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Expense (income):
(Gain) loss on sale of assets (1)	$—	$12	$(9)	$13
Asset impairments (2)	—	—	3	—
Transition services agreement income	(1)	(2)	(5)	(4)
Other	—	—	—	1
Total	$(1)	$10	$(11)	$10

(1)	In March 2020 Kodak sold a property in the U.S.

(2)	Refer to Note 5, “Goodwill and Other Intangible Assets”.

NOTE 15: OTHER CHARGES, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Change in fair value of embedded conversion features derivative liability (1)	$431	$4	$382	$3
Loss on foreign exchange transactions	1	3	6	4
Other	—	(1)	(1)	—
Total	$432	$6	$387	$7

(1)	Refer to Note 25, “Financial Instruments”.

NOTE 16: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Loss from continuing operations before income taxes	$(444)	$(3)	$(394)	$(16)
Effective tax rate	(0.2)%	(233.3)%	(42.4)%	(75.0)%
Provision for income taxes	1	7	167	12
(Benefit) for income taxes at U.S. statutory tax rate	(93)	(1)	(83)	(3)
Difference between tax at effective vs. statutory rate	$94	$8	$250	$15

For the three months ended September 30, 2020, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and (2) the results from operations in jurisdictions outside the U.S.

[24]

For the nine months ended September 30, 2020, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) a provision of $167 million associated with the establishment of valuation allowances in certain outside U.S. jurisdictions, (2) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (3) the results from operations in jurisdictions outside the U.S, (4) a provision associated with foreign withholding taxes on undistributed earnings and (5) changes in audit reserves.

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

As of December 31, 2019, Kodak’s deferred tax asset valuation allowance was $821 million.  Of this amount, $168 million was attributable to the Company’s net deferred tax assets outside the U.S. of $322 million, and $653 million related to the Company’s net deferred tax assets in the U.S. of $633 million, for which Kodak believed it was more likely than not that the assets would not be realized.

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

NOTE 17: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first nine months of 2020 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

[25]

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the nine months ended September 30, 2020 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2019	$11	$1	$—	$12
Q1 charges	6	1	—	7
Q1 utilization/cash payments	(7)	—	—	(7)
Q1 other adjustments and reclasses (2)	(1)	(1)	—	(2)
Balance as of March 31, 2020	$9	$1	$—	$10
Q2 charges	$1	$—	$—	$1
Q2 utilization/cash payments	(3)	—	—	(3)
Balance as of June 30, 2020	$7	$1	$—	$8
Q3 charges	$1	$—	$—	$1
Q3 utilization/cash payments	(3)	—	—	(3)
Balance as of September 30, 2020	$5	$1	$—	$6

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.
(2)	Includes $(1) million of severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities and $(1) million of currency translation impacts.

The $1 million and $9 million of charges for the three and nine months ended September 30, 2020, respectively, were reported as Restructuring costs and other in the Consolidated Statement of Operations.

The severance costs for the 3 months ended September 30, 2020 related to the elimination of approximately 40 positions including approximately 5 manufacturing/service positions and 35 administrative positions.  The geographic composition of these positions includes approximately 35 in the U.S. and Canada and 5 throughout the rest of the world.  The severance costs for the nine months ended September 30, 2020 related to the elimination of approximately 130 positions including approximately 25 manufacturing/service positions, and 105 administrative and sales positions. The geographic composition of these positions includes approximately 75 in the U.S. and Canada and 55 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of the year.

[26]

NOTE 18: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$2	$1	$3	$—	$8	$3	$8	$2
Interest cost	21	2	30	3	64	6	91	9
Expected return on plan assets	(48)	(5)	(53)	(6)	(146)	(14)	(160)	(17)
Amortization of:
Prior service credit	(2)	—	(2)	—	(5)	—	(5)	—
Actuarial loss	4	2	—	2	11	5	—	4
Net pension income before special termination benefits	(23)	—	(22)	(1)	(68)	—	(66)	(2)
Special termination benefits	1	—	—	—	2	—	2	—
Curtailment gain	—	—	—	—	—	—	(2)	—
Net pension income from major plans	(22)	—	(22)	(1)	(66)	—	(66)	(2)
Other plans	—	—	—	—	—	1	—	(4)
Total net pension (income) expense	$(22)	$—	$(22)	$(1)	$(66)	$1	$(66)	$(6)

For the three and nine months ended September 30, 2020 and 2019 the special termination benefits charges were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

[27]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Loss from continuing operations	$(445)	$(10)	$(561)	$(28)
Less: Series A convertible preferred stock cash dividend	(2)	(2)	(8)	(8)
Less: Series A convertible preferred stock deemed dividend	(3)	(3)	(7)	(7)
Loss from continuing operations available to common shareholders - basic and diluted	$(450)	$(15)	$(576)	$(43)

Net (loss) income	$(445)	$(5)	$(561)	$178
Less: Series A convertible preferred stock cash dividend	(2)	(2)	(8)	(8)
Less: Series A convertible preferred stock deemed dividend	(3)	(3)	(7)	(7)
Net (loss) income available to common shareholders - basic and diluted	$(450)	$(10)	$(576)	$163

(in millions of shares)
Weighted average shares — basic and diluted	64.8	43.0	50.8	43.0

As a result of the net loss from continuing operations available to common shareholders for the three and nine months ended September 30, 2020 and 2019, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported earnings from continuing operations available to common shareholders for the three and nine months ended September 30, 2020 and 2019, the calculation of diluted earnings per share would have included the assumed conversion of 0.6 million and 0.5 million unvested restricted stock units for the three and nine months ended September 30, 2020, respectively and 0.6 million unvested restricted stock units for the both periods in 2019.  The calculation of diluted earnings per share would have also included the assumed conversion of 1.2 million outstanding employee stock options.

The computation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 also excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock, (2) the assumed conversion of outstanding employee stock options of 3.1 million and 3.6 million for three and nine months ended September 30, 2020, respectively and 8.9 million and 9.0 million for the three and nine months ended 2019, respectively and the (3) for the three and nine months ended September 30, 2019 the assumed conversion of $100 million of Notes because the effects would have been anti-dilutive.

NOTE 20:  STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (the “2013 Plan”).  The 2013 Plan is administered by the Compensation Nominating and Governance Committee of the Board of Directors.

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards.  Stock options are generally non-qualified, are at exercise prices equal to or greater than the closing price of Kodak’s stock on the date of grant and expire seven years after the grant date.  Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Compensation Nominating and Governance Committee.  Awards are subject to settlement in newly-issued shares of common stock.  Unless sooner terminated by the Compensation Nominating and Governance Committee, no awards may be granted under the 2013 Plan after May 20, 2030.

The maximum number of shares of common stock subject to awards under the 2013 Plan is 8.0 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.5 million shares.

The maximum number of awards that may be granted to any non-employee director under the 2013 Plan in any calendar year may not exceed a number of awards with a grant date fair value of $450,000, computed as of the grant date.

[28]

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

Restricted Stock Units

Restricted stock units are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost related to restricted stock units was $1 million and $2 million for the nine months ended September 30, 2020 and 2019, respectively.

The weighted average grant date fair value of restricted stock unit awards granted for the nine months ended September 30, 2020 and 2019 was $2.91 and $2.85, respectively.  The total fair value of restricted stock units that vested was $2 million for both the nine months ended September 30, 2020 and 2019.  As of September 30, 2020 , there was $0.4 million of unrecognized compensation cost related to restricted stock units.  The cost is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes information about restricted stock unit activity for the nine months ended September 30, 2020:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2019	721,801	$3.25
Granted	351,909	$2.91
Vested	692,751	$3.05
Outstanding on September 30, 2020	380,959	$3.31

Stock Options

The following table summarizes information about stock option activity for the nine months ended September 30, 2020:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding on December 31, 2019	6,843,079	$10.96
Granted	2,917,464	$5.86
Exercised	2,019,187	$14.51
Forfeited	27,075	$12.50
Outstanding on September 30, 2020	7,714,281	$8.09	5.09	$23
Exercisable on September 30, 2020	6,858,431	$8.49	4.91	$19
Expected to vest September 30, 2020	855,850	$4.91	6.52	$4

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the period.  The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

The Company issued stock-based compensation grants for 2.4 million stock options on July 27, 2020.  The terms of 1.8 million of the options awarded on July 27, 2020 provided for immediate vesting or vesting upon conversion of the Notes.  As 100% of the Notes were converted during the three months ended September 30, 2020, the 1.8 million options with accelerated vesting terms vested in that same period.  The remaining 0.6 million options provide for vesting terms of between two and three years.  The valuation of the stock options granted on July 27, 2020 resulted in approximately $11.8 million of compensation expense being recognized in the three months ended September 30, 2020, which was reported in Selling, general and administrative expenses in the Consolidated Statement of Operations.

There were approximately 2.0 million options exercised in the nine months ended September 30, 2020.  The options exercised in 2020 included 0.3 million options exercised by ex-employees of Kodak that had previously been forfeited.  The Company issued shares to the ex-employees in exchange for proceeds based on the exercise prices of the forfeited options.  The Company is accounting for the exercise of the forfeited options as a modification of the original awards.

The Company recognized compensation expense of approximately $5.1 million in the three months ended September 30, 2020, related to the 0.3 million previously forfeited options representing the fair value of the shares issued to the ex-employees less the exercise proceeds received from the ex-employees, which is reported in Selling, general and administrative expenses in the Consolidated Statement of Operations.

[29]

The Company is seeking to recover the fair value of the shares at the time of the sale of the shares by the ex-employees less the exercise proceeds and withholding (approximately $3.9 million) and the right to retain any refund of the withholding taxes the Company is seeking to obtain on behalf of the ex-employees (approximately $3.0 million).  There are no assurances the Company will be successful in its claims against the ex-employees or in its recovery of the withholding taxes.

The weighted average grant date fair value of options granted for the nine months ended September 30, 2020 and 2019  was $8.91 and $2.47,  respectively.  The total fair value of options that vested during the nine months ended September 30, 2020 and 2019 was $13 million and $7 million, respectively.  Compensation cost related to stock options for the nine months ended September 30, 2020 and 2019  was $18 million and $4 million, respectively.

As of September 30, 2020, there was $3.9 million of unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 1.7 years.

Other than for the awards granted on July 27, 2020, Kodak utilizes the Black-Scholes option valuation model to estimate the fair value of stock options.

The expected term of options granted is the period of time the options are expected to be outstanding and is calculated using a simplified method based on the option’s vesting period and original contractual term.  The Company used only the historical volatility of the Company’s stock to estimate expected volatility. The risk-free rate was based on the yield on U.S. Treasury notes with a term equal to the option’s expected term.

The following inputs were used in the Black-Scholes valuation of option grants issued in each period:

	Nine Months Ended
	September 30,
	2020	2019
Weighted-average fair value of options granted	$1.50	$1.73
Risk-free interest rate	2.43%	2.47%
Expected option lives	3.7 years	4.5 years
Expected volatility	98%	90%
Expected dividend yield	0.00%	0.00%

Given the recent volatility of the Company’s stock price, the Company utilized a lattice-based valuation model to value the time-based vesting awards granted July 27, 2020 and a Monte Carlo simulation valuation model to value the options granted on July 27, 2020 which vested upon conversion of the Notes.

The following inputs were used in the lattice-based valuation of the July 27, 2020 option grants:

July 27, 2020
Option Awards
Weighted-average fair value of options granted	$6.57
Range of risk-free interest rates	0.11% -0.30%
Weighted-average term	5.57 years
Weighted-average volatility	98%
Weighted-average expected dividend yield	0.00%

NOTE 21: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.  As of September 30, 2020 and December 31, 2019, there were 77.3 million and 43.2 million shares of common stock outstanding, respectively, and 2.0 million shares of Series A Preferred Stock issued and outstanding.  In the three months ended September 30, 2020 the Company issued a total of 31.5 million shares for the conversion of the Notes and 2.0 million shares with the exercise of stock options.  Treasury stock consisted of approximately 0.7 million shares as of both September 30, 2020 and December 31, 2019.

[30]

NOTE 22: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Currency translation adjustments	$(1)	$(2)	$(17)	$2
Pension and other postretirement benefit plan changes
Newly established net actuarial gain	—	—	6	5
Tax Provision	—	—	—	(2)
Newly established net actuarial gain, net of tax	—	—	6	3
Reclassification adjustments:
Amortization of prior service credit (a)	(2)	(2)	(6)	(6)
Amortization of actuarial losses (a)	5	1	15	3
Recognition of losses (gains) due to curtailments and settlements	—	—	1	(2)
Total reclassification adjustments	3	(1)	10	(5)
Tax provision	—	—	(1)	—
Reclassification adjustments, net of tax	3	(1)	9	(5)
Pension and other postretirement benefit plan changes, net of tax	3	(1)	15	(2)
Other comprehensive income (loss)	$2	$(3)	$(2)	$—

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 18, "Retirement Plans and Other Postretirement Benefits".

NOTE 23: SEGMENT INFORMATION

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

[31]

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$146	$187	$419	$534
Digital Printing	56	70	173	211
Advanced Materials and Chemicals	44	53	124	153
Brand	3	3	8	8
All Other	3	2	8	7
Consolidated total	$252	$315	$732	$913

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$5	$21	$7	$36
Digital Printing	(3)	(3)	(8)	(9)
Advanced Materials and Chemicals	(6)	(6)	(22)	(24)
Brand	3	2	7	5
Total of reportable segments	(1)	14	(16)	8
All Other	—	—	—	(1)
Depreciation and amortization	(9)	(14)	(29)	(43)
Restructuring costs and other	(1)	(3)	(9)	(7)
Stock based compensation	(17)	(1)	(18)	(6)
Consulting and other costs (1)	(4)	(2)	(5)	(7)
Idle costs (2)	(1)	(1)	(2)	(4)
Former CEO separation agreement compensation	—	—	—	(2)
Other operating (loss) income, net, excluding income from transition services agreement (3)	—	(12)	6	(14)
Interest expense (4)	(3)	(4)	(11)	(12)
Pension income excluding service cost component (4)	26	26	79	79
Loss on early extinguishment of debt (4)	(2)	—	(2)	—
Other charges, net (4)	(432)	(6)	(387)	(7)
Consolidated loss from continuing operations before income taxes	$(444)	$(3)	$(394)	$(16)

Kodak increased workers’ compensation reserves by approximately $9 million and $2 million in the third quarters of 2020 and 2019, respectively, driven by changes in discount rates.  The increase in reserves in the third quarter of 2020 impacted gross profit by approximately $6 million, SG&A by approximately $2 million and R&D by approximately $1 million.  The increase in reserves in the third quarter of 2019 impacted gross profit by approximately $1 million and SG&A by approximately $1 million.

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives and investigations.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$1 million and $2 million of income from the transition services agreement with the Purchaser was recognized in the three months ended September 30, 2020 and 2019 Transition services income of $5 million and $4 million was recognized in the nine months ended September 30, 2020 and 2019, respectively.  The income was reported in Other operating (income) expense, net in the Consolidated Statement of Operations. Other operating (income) expense, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

[32]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former Chief Executive Officer (“CEO”) separation agreement compensation; other operating (loss) income, net (unless otherwise indicated); interest expense; loss on early extinguishment of debt and other charges, net.

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

NOTE 24: DISCONTINUED OPERATIONS

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

Kodak recognized an after- tax gain on the sale of FPD of $212 million in the nine months ended September 30, 2019 and the year ended December 31, 2019.

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

The results of operations of FPD are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenues	$—	$—	$—	$44
Cost of revenues	—	—	—	28
Selling, general and administrative expenses	—	—	—	10
Research and development costs	—	—	—	2
Interest expense	—	—	—	7
Gain on divestiture	—	(4)	—	(214)
Income from discontinued operations before taxes	—	4	—	211
Provision for income taxes	—	(1)	—	5
Income from discontinued operations	$—	$5	$—	$206

After the initial closing, Kodak was required to use a portion of the proceeds from the sale of FPD to repay $312 million of the loans under the Term Credit Agreement.  Interest expense on debt that was required to be repaid as a result of the sale was allocated to discontinued operations.

NOTE 25: FINANCIAL INSTRUMENTS

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

[33]

The notional amount of such contracts open at September 30, 2020 and December 31, 2019 was approximately $350 million and $332 million, respectively.  The majority of the contracts of this type held by Kodak as of September 30, 2020 and December 31, 2019 are denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net (gain) loss from derivatives not designated as hedging instruments	$(4)	$1	$(6)	$(2)

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2020 and 2019.

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

As discussed in Note 8, “Debt and Finance Leases”, the Company concluded that the Notes were considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”).  Accordingly, these embedded conversion features and term extension option were bifurcated from the Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The embedded conversion features and term extension option were revalued as of August 3, 2020, when the Initial Conversion Shares were issued, resulting in the recognition of $407 million of expense for a pro-rata portion of the embedded conversion features and term extension option.  The remaining embedded conversion features and term extension option were revalued again as of the Mandatory Conversion date, resulting in the recognition of $9 million of net expense.  With the conversion of the Notes in the third quarter of 2020, the embedded conversion features and term extension option expired.  The derivative was in a liability position at December 31, 2019 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative was being accounted for at fair value with changes in fair value reported in Other charges, net in the Consolidated Statement of Operations.

As discussed in Note 9, “Redeemable, Convertible, Series A Preferred Stock”, the Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in a liability position at September 30, 2020 and December 31, 2019 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of September 30, 2020 and December 31, 2019 was $2 million and $1 million, respectively.  The gross fair value of foreign currency forward contracts in a liability position as of both September 30, 2020 and December 31, 2019 was $0 million.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2020.

[34]

The fair value of the embedded conversion features and term extension option for the Notes were revalued as of August 3, 2020, and again at September 30, 2020.  The fair value of the embedded derivative at each conversion date was calculated based on the fair value of the shares issued less the fair value of debt.  The fair value of shares issued is based on the weighted average stock price on the time of day the shares were transferred for August 3, 2020, and the closing stock price as of September 30, 2020.  The fair value of debt is based on pricing models based on the value of related cash flows discounted at current market interest rates.

The following table presents the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives at each conversion date:

	Valuation Date
	September 30,	August 3,
	2020	2020
Total value of embedded derivative liability immediately prior to any extinguishment ($ millions)	$9	$429
Value of embedded derivative that expired ($ million)	$9	$416
Value of remaining embedded derivative liability ($ million)	$—	$13
Kodak's stock price (1)	$8.82	$16.91
Risk free rate	0.12%	0.12%
Yield on the Notes	8.93%	9.47%

(1)	The closing stock price was used for the September 30, 2020 valuation. The weighted average stock price based on the time of day the shares were transferred was used for the August 3, 2020 valuation.

Except as discussed above for the fair value determined at the time of conversion, the fair value of the embedded conversion features and term extension option derivatives were calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion associated with both the Notes and Series A Preferred Stock was calculated using a binomial lattice model.  The value of the term extension option reflected the probability weighted average value of the Notes using the original maturity date and a hypothetical extended maturity date, with all other contractual terms unchanged.

The following tables present the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives:

Notes:

Valuation Date
December 31,
2019
Value of embedded derivative liability ($ million)	$51
Kodak's closing stock price	$4.65
Expected stock price volatility	104.61%
Risk free rate	1.58%
Yield on the Notes	11.52%

Series A Preferred Stock:

	Valuation Date
	September 30,	December 31,
	2020	2019
Total value of embedded derivative liability ($ millions)	$9	$1
Kodak's closing stock price	$8.82	$4.65
Expected stock price volatility	146.96%	104.61%
Risk free rate	0.12%	1.58%
Yield on the preferred stock	13.13%	16.27%

[35]

The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Notes or Series A Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Notes are repaid at their initial maturity date or Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion values reduce the value of the embedded conversion features and term extension option derivative liability.  Other than events that alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $17 million and $111 million at September 30, 2020 and December 31, 2019, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both September 30, 2020 and December 31, 2019.

[36]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its ABL Credit Agreement;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its Series A Preferred Stock and debt;
•	The impact of the global economic environment or medical epidemics such as the COVID-19 pandemic;
•

Whether the U.S. Development Finance Corporation approves and makes the potential $765 million loan to a subsidiary of the Company to support the launch of Kodak Pharmaceuticals and the impact of the circumstances relating to such potential loan and any related announcements, investigations, litigations and claims;

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

[37]

Revenue decreased $63 million and $181 million when compared to the prior year quarter and year-to-date periods, respectively, (20% in each period), including the favorable impact of currency ($4 million) in the current year quarter and unfavorable impact of currency ($1 million) in the year- to-date period.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

The COVID-19 pandemic had a material impact on current quarter and year-to-date sales. The duration and extent of demand declines and then recovery is unclear.  Kodak has worked closely with government officials in the jurisdictions where it operates to keep its manufacturing facilities open.  The manufacturing facilities have generally been operating at below normal capacity during the pandemic to date.  Kodak has endeavored to address the recommended actions of government and health authorities to protect employees world-wide, with particular measures in place for those working in plants and distribution facilities.  Kodak intends to continue to work with government authorities and implement employee safety measures so that the manufacturing and distribution of products during the pandemic can continue. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to Kodak’s operations or supply chain.  Kodak reduced operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs and pay cuts (approximately $20 million) for its employees while operations are being negatively impacted by the COVID-19 pandemic.

•

The Company’s ABL Credit Agreement matures on May 26, 2021 and the Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Additionally, Kodak has significant ongoing cash requirements to fund operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs as needed.

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies, excluding the negative impacts during the COVID-19 pandemic, are expected to mitigate the impact of revenue declines on earnings.  Traditional Printing revenues accounted for approximately 58% and 57% of Kodak’s revenues for the three and nine months ended September 30, 2020.  Traditional Printing’s revenues decreased $41 million (22%) and $115 million (22%) compared with the prior year quarter and year-to-date periods, respectively.  The prior year period included $13 million of intellectual property licensing revenue associated with the strategic relationship established with HuaGuang in September 2019.  Excluding the $13 million of licensing revenue, revenues for the three and nine months ended September 30, 2020 declined $28 million and $102 million, primarily reflecting volume and pricing declines.  Segment earnings declined by $16 million (76%) and $29 million (81%) compared to the prior year quarter and year-to-date periods, respectively, reflecting the license revenue in the prior year, the impact of reduced volumes on manufacturing costs and revenue partially offset by operating cost reductions through the use of temporary furloughs and pay cuts.

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

[38]

•

In Digital Printing, the legacy VERSAMARK business is expected to continue to decline as a percentage of the segment’s total revenue as the PROSPER business grows.  The PROSPER Inkjet Systems business is expected to continue to build profitability, excluding the negative impacts during the COVID-19 pandemic.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Digital Printing’s revenues decreased $14 million (20%) and $38 million (18%) compared with the prior year quarter and year-to-date periods, respectively, primarily reflecting volume declines.  Despite the revenue declines, segment loss was flat compared to the prior year quarter and improved by $1 million (11%) compared to the prior year -to-date period driven by cost reductions.

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

•

Advanced Materials and Chemicals revenues declined $9 million (17%) and $29 million (19%) compared with the prior year quarter and year-to-date periods, respectively.  The segment loss was flat compared to the prior year quarter and improved $2 million (8%) compared to the prior year year-to-date period, due to price increases on professional and consumer still photographic film and solvents as well as operating cost reductions.  Kodak plans to continue promoting the use of film and chemicals to utilize as much manufacturing capacity as possible.

Advanced Materials and Chemicals has experienced adverse impacts from the COVID-19 pandemic, most notably in Motion Picture where the industry has been heavily impacted and productions in affected regions have been suspended.  None of the Advanced Materials and Chemicals segment’s manufacturing facilities were ordered to close by governmental authorities.  However, each of the segment’s product lines was impacted by lowered demand and may also be impacted by supply chain disruptions and travel restrictions.  The duration and extent of demand declines and then recovery is unclear.  Manufacturing volumes were reduced due to the customer demand decline in the near-term.  Manufacturing employees are being temporarily furloughed, as necessary, under reduced production plans.

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

[39]

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

[40]

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

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of four lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing and Kodak Services for Business (“KSB”).  Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers.  Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 25% and 20% of total Advanced Materials and Chemicals segment revenues for the nine months ending September 30, 2020 and the year ending December 31, 2019, respectively.

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

[41]

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

•	KSB is under contract for sale to Swiss Post Solutions.

•	Kodakit

•

Kodakit was a platform that connected businesses with professional photographers to cater to their photography needs. Customers included global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

•	Kodak decided to discontinue the operations of Kodakit in October 2019.

Brand

The Brand segment Includes licensing of the Kodak brand to third parties.  Kodak currently licenses its brand for use with a range of products including batteries, digital and instant print cameras and camera accessories, printers, and apparel.  Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments. Brand licensees use the Kodak brand on their products and use their own distribution channels.

[42]

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$146	$187	$419	$534
Digital Printing	56	70	173	211
Advanced Materials and Chemicals	44	53	124	153
Brand	3	3	8	8
All Other	3	2	8	7
Consolidated total	$252	$315	$732	$913

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Traditional Printing	$5	$21	$7	$36
Digital Printing	(3)	(3)	(8)	(9)
Advanced Materials and Chemicals	(6)	(6)	(22)	(24)
Brand	3	2	7	5
All Other	—	—	—	(1)
Depreciation and amortization	(9)	(14)	(29)	(43)
Restructuring costs and other	(1)	(3)	(9)	(7)
Stock based compensation	(17)	(1)	(18)	(6)
Consulting and other costs (1)	(4)	(2)	(5)	(7)
Idle costs (2)	(1)	(1)	(2)	(4)
Former CEO separation agreement compensation	—	—	—	(2)
Other operating (expense) income, net, excluding income from transition services agreement (3)	—	(12)	6	(14)
Interest expense (4)	(3)	(4)	(11)	(12)
Pension income excluding service cost component (4)	26	26	79	79
Loss on early extinguishment of debt (4)	(2)	—	(2)	—
Other charges, net (4)	(432)	(6)	(387)	(7)
Consolidated loss from continuing operations before income taxes	$(444)	$(3)	$(394)	$(16)

Kodak increased workers’ compensation reserves by approximately $9 million and $2 million in the third quarters of 2020 and 2019, respectively, driven by changes in discount rates The increase in reserves in the third quarter of 2020 impacted gross profit by approximately $5 million, SG&A by approximately $3 million and R&D by approximately $1 million.  The increase in reserves in the third quarter of 2019 impacted gross profit by approximately $1 million and SG&A by approximately $1 million.

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives and investigations.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$1 million and $2 million of income from the transition services agreement with the Purchaser was recognized in the three months ended September 30, 2020 and 2019, respectively.  Transition services income of $5 million and $4 million was recognized in the nine months ended September 30, 2020 and 2019, respectively.  The income was reported in Other operating (expense) income, net in the Consolidated Statement of Operations. Other operating income (expense), net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

[43]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the earnings (loss) from continuing operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; former CEO separation agreement compensation; other operating (expense) income, net (unless otherwise indicated); interest expense; loss on early extinguishment of debt and other charges, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

2020 COMPARED WITH 2019

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2020	% of Sales	2019	% of Sales	$ Change	2020	% of Sales	2019	% of Sales	$ Change
Revenues	$252		$315		$(63)	$732		$913		$(181)
Cost of revenues	221		262		(41)	644		778		(134)
Gross profit	31	12%	53	17%	(22)	88	12%	135	15%	(47)
Selling, general and administrative expenses	56	22%	48	15%	8	138	19%	161	18%	(23)
Research and development costs	8	3%	11	3%	(3)	25	3%	33	4%	(8)
Restructuring costs and other	1	0%	3	1%	(2)	9	1%	7	1%	2
Other operating (income) expense, net	(1)	(0)%	10	3%	(11)	(11)	(2)%	10	1%	(21)
Loss from continuing operations before interest expense, other charges, net and income taxes	(33)	(13)%	(19)	(6)%	(14)	(73)	(10)%	(76)	(8)%	3
Interest expense	3	1%	4	1%	(1)	11	2%	12	1%	(1)
Pension income excluding service cost component	(26)	(10)%	(26)	(8)%	—	(79)	(11)%	(79)	(9)%	—
Loss on early extinguishment of debt	2	1%	—	0%	2	2	0%	—	0%	2
Other charges, net	432	171%	6	2%	426	387	53%	7	1%	380
Loss from continuing operations before income taxes	(444)	(176)%	(3)	(1)%	(441)	(394)	(54)%	(16)	(2)%	(378)
Provision for income taxes	1	0%	7	2%	(6)	167	23%	12	1%	155
Loss from continuing operations	(445)	(177)%	(10)	(3)%	(435)	(561)	(77)%	(28)	(3)%	(533)
Income from discontinued operations, net of income taxes	—	0%	5	2%	(5)	—	0%	206	23%	(206)
Net (loss) income	$(445)	(177)%	$(5)	(2)%	$(440)	$(561)	(77)%	$178	19%	$(739)

[44]

Revenue

Current Quarter

For the three months ended September 30, 2020 revenues declined $63 million compared with the same period in 2019, driven by volume declines and unfavorable pricing within Traditional Printing ($28 million and $4 million, respectively) and volume declines in Digital Printing and Advanced Materials and Chemicals ($16 million and $11 million, respectively). The revenue declines were offset by improved pricing and product mix in Advanced Materials and Chemicals ($3 million) and favorable foreign currency ($4 million).  The prior year period also included intellectual property licensing revenue ($13 million) associated with the HuaGuang relationship entered into in September 2019.  See segment discussions for additional details.

Year-to-Date

For the nine months ended September 30, 2020 revenues declined $181 million compared with the same period in 2019, driven by volume declines and unfavorable pricing and product mix within Traditional Printing ($90 million and $11 million, respectively), volume declines in Digital Printing  and Advanced Materials and Chemicals ($43 million and $40 million, respectively) and unfavorable foreign currency ($1 million). The revenue declines were offset by improved pricing and product mix in Advanced Materials and Chemicals ($11 million) and favorable mix of products in Digital Printing ($5 million).  The prior year period also included intellectual property licensing revenue ($13 million) associated with the HuaGuang relationship entered into in September 2019.  See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2020 declined approximately $22 million compared with the same period in 2019 reflecting volume declines, unfavorable pricing and product mix in Traditional Printing (each $4 million), volume declines in Advanced Materials and Chemicals and Digital Printing (each $3 million) and an increase in workers’ compensation reserves ($4 million) partially offset by favorable pricing and product mix in Advanced Materials and Chemicals ($4 million) and lower depreciation and amortization expenses ($5 million) across all segments.  The prior year period also included intellectual property licensing revenue ($13 million) associated with the HuaGuang relationship entered into in September 2019.  See segment discussions for additional details.

Year-to-Date

Gross profit for the nine months ended September 30, 2020 declined approximately $47 million compared with the same period in 2019 reflecting volume declines, unfavorable pricing and product mix as well as increased costs in Traditional Printing ($11 million, $13 million and $8 million, respectively), volume declines and increased costs Advanced Materials and Chemicals ($11 million and $8 million, respectively), volume declines and unfavorable costs in Digital Printing ($3 million and $5 million) and an increase in workers’ compensation reserves ($4 million) partially offset by favorable pricing and product mix in Advanced Materials and Chemicals ($11 million), favorable mix of products in Digital Printing ($3 million) and lower depreciation and amortization expenses ($14 million).  The prior year period also included intellectual property licensing revenue ($13 million) associated with the HuaGuang relationship entered into in September 2019.  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A increased $8 million and decreased $23 million for the three-and nine-month periods ended September 30, 2020, respectively.  The increase in Consolidated SG&A for the three months ended September 30, 2020 was driven by increased stock compensation expense ($17 million) as discussed in Note 20, Stock-Based Compensation, an increase of $4 million in consulting and project costs with the internal and external investigations that started in the quarter as well as the $2 million impact to SG&A of the increase in workers’ compensation reserves.  These increases were partially offset by lower investment in segment selling and marketing activities driven by cost reduction efforts ($12 million for the quarter and $34 million year-to-date).  The temporary furloughs and pay cuts in the current quarter provided approximately $7 million of the $17 million savings in the three months ending September 30, 2020 and $18 million of the $34 million in the nine months ending September 30, 2020.  The nine-month period ended September 30, 2019 also included $2 million of compensation related to the former CEO separation agreement while the nine-month period ending September 30, 2020 included increased bad debt expense primarily attributed to increased collection risk related to the COVID-19 pandemic ($3 million).

Research and Development Costs

Consolidated R&D expenses decreased $3 million and $8 million for the quarter and year-to-date periods ended September 30, 2020, respectively, primarily due to cost reduction efforts.

Other Charges, Net

The change in Other charges, net was primarily driven by the embedded conversion features derivative liability associated with the Notes.  Refer to Note 15, “Other Charges, Net” and Note 25, “Financial Instruments”.

Provision for Income Taxes

The Provision for income taxes in the year-to-date period was primarily driven by the $167 million provision associated with the establishment of a valuation allowance on deferred tax assets outside the U.S.  Refer to Note 16, “Income Taxes”.

[45]

Income from Discontinued Operations

The Income from discontinued operations in the prior year periods primarily represents the gain recognized on the sale of the FPD business in April 2019.  Refer to Note 24, “Discontinued Operations”.

TRADITIONAL PRINTING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$146	$187	$(41)	$419	$534	$(115)

Operational EBITDA	$5	$21	$(16)	$7	$36	$(29)
Operational EBITDA as a % of revenues	3%	11%		2%	7%

Revenues

Current Quarter

The decrease in Traditional Printing revenues for the three months ended September 30, 2020 of approximately $41 million reflected volume and pricing declines ($22 million and $4 million, respectively) in Prepress Solutions consumables and volume declines in Prepress Solutions service ($2 million) and Prepress equipment ($4 million), partially offset by favorable foreign currency ($3 million).  In addition, the prior year period included $13 million of intellectual property licensing revenue associated with the HuaGuang relationship.  The volume declines were primarily driven by COVID-19 pandemic related declines in customer demand.

Year-to-Date

The decrease in Traditional Printing revenues for the nine months ended September 30, 2020 of approximately $115 million primarily reflected volume and pricing declines ($76 million and $14 million, respectively) in Prepress Solutions consumables and volume declines in Prepress Solutions service ($5 million) and Prepress equipment ($9 million) offset by favorable pricing and product mix ($3 million) in Prepress equipment.  In addition, the prior year period included $13 million of intellectual property licensing revenue associated with the HuaGuang relationship.  The volume declines were primarily driven by COVID-19 pandemic related declines in customer demand.

Operational EBITDA

Current Quarter

Traditional Printing Operational EBITDA for the three months ended September 30, 2020 declined $16 million reflecting volume and pricing declines ($2 million and $4 million, respectively) in Prepress Solutions consumables, volume declines in Prepress service ($1 million), and higher manufacturing costs ($3 million) driven by unfavorable cost absorption from the volume declines partially offset by lower SG&A expenses ($6 million) and lower aluminum costs in the current year ($2 million). In addition, the prior year period included $13 million of intellectual property licensing revenue associated with the HuaGuang relationship

Year-to-Date

Traditional Printing Operational EBITDA for the nine months ended September 30, 2020 declined $29 million primarily due to volume and pricing declines ($8 million and $14 million, respectively) in Prepress Solutions consumables, volume declines in Prepress service ($2 million), higher manufacturing costs driven by unfavorable cost absorption from the volume declines ($9 million), aluminum tariff refunds received in 2019 ($2 million) and an increase in bad debt expense ($1 million) partially offset by lower SG&A expenses ($17 million) and lower aluminum costs in the current year ($6 million).  In addition, the prior year period included $13 million of intellectual property licensing revenue associated with the HuaGuang relationship.

During 2018 U.S. tariffs imposed on aluminum purchases were included as part of the cost of printing plates sold.  In January 2019, Kodak received retroactive exemptions from U.S. tariffs on aluminum.  Due to the exemptions, all aluminum tariffs paid by Kodak in prior periods were recognized as a cost reduction in the prior year-to-date period.

DIGITAL PRINTING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$56	$70	$(14)	$173	$211	$(38)

Operational EBITDA	$(3)	$(3)	$—	$(8)	$(9)	$1
Operational EBITDA as a % of revenues	(5)%	(4)%		(5)%	(4)%

[46]

Revenues

Current Quarter

The decline in Digital Printing revenues for the three months ended September 30, 2020 of approximately $14 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($7 million) and Electrophotographic Printing Solutions equipment ($4 million) which were driven by the decline in customer demand with the COVID-19 pandemic.  There were also volume declines in VERSAMARK service and consumables ($2 million) due to both declines in the installed base of VERSAMARK systems and the COVID 19 pandemic.

Year-to-Date

The decline in Digital Printing revenues for the nine months ended September 30, 2020 of approximately $38 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($22 million), Electrophotographic Printing Solutions equipment ($8 million), PROSPER consumables and service ($5 million), PROSPER systems ($3 million) and Software ($3 million)  which were driven by the decline in customer demand with the COVID-19 pandemic.  There were also volume declines in VERSAMARK service and consumables ($8 million) due to both declines in the installed base of VERSAMARK systems and the COVID 19 pandemic.  The impact of the volume declines was partially offset by improved volume in PROSPER components ($7 million) and improved pricing in PROSPER components and PROSPER systems ($2 million and $1 million, respectively).

Operational EBITDA

Current Quarter

Digital Printing Operational EBITDA for the three months ended September 30, 2020 was flat reflecting higher manufacturing costs in Electrophotographic Printing Solutions ($2 million), volume declines in Electrophotographic Printing Solutions consumables and service ($1 million), volume declines in VERSAMARK service and consumables ($1 million) and an increase in workers’ compensation reserves ($2 million) offset by improved volume in PROSPER components ($1 million), inventory write-downs driven by pricing declines in PROSPER systems in the prior year quarter ($1 million) and lower SG&A costs ($3 million).

Year-to-Date

Digital Printing Operational EBITDA for the nine months ended September 30, 2020 improved $1 million driven by improved volume in PROSPER components ($4 million), volume changes  in Electrophotographic Printing Solutions equipment ($2 million) and Prosper Systems ($1 million), improved pricing in PROSPER systems ($1 million) and PROSPER components ($1 million) and lower SG&A costs ($9 million) offset by higher manufacturing costs in Electrophotographic Printing Solutions ($9 million), volume declines in Electrophotographic Printing Solutions consumables and service ($4 million), PROSPER consumables and service ($2 million), VERSAMARK service and consumables ($3 million) and an increase in workers’ compensation reserves ($2 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$44	$53	$(9)	$124	$153	$(29)

Operational EBITDA	$(6)	$(6)	$—	$(22)	$(24)	$2
Operational EBITDA as a % of revenues	(14)%	(11)%		(18)%	(16)%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended September 30, 2020 declined $9 million primarily from volume declines in Motion Picture ($5 million) driven by productions halted as a result of the COVID 19 pandemic, Industrial Film and Chemicals ($3 million) primarily due to the COVID-19 pandemic’s impacts on its customers and Consumer Inkjet Solutions ($2 million) driven by lower sales of ink to the existing installed base of printers.

Additionally, current year revenues for Kodak Services for Business declined ($1 million) primarily due to operations in Asia being impacted by the COVID-19 pandemic, and the prior year period included revenues from Kodakit ($1 million) which ceased operating in January 2020.  Partially offsetting these impacts was improved pricing in Industrial Film and Chemicals ($3 million) driven by higher pricing for professional and consumer still photographic film.

[47]

Year-to-Date

Advanced Materials and Chemicals revenues for the nine months ended September 30, 2020 declined $29 million primarily from volume declines in Motion Picture ($17 million) driven by productions halted as a result of the pandemic, Industrial Film and Chemicals ($9 million) primarily due to COVID-19 pandemic’s impacts on its customers, and Consumer Inkjet Solutions ($6 million) driven by lower sales of ink to the existing installed base of printers.  Additionally, current year revenues for Kodak Services for Business declined ($5 million) primarily due to operations in Asia being impacted by the COVID-19 pandemic, and the prior year period included revenues from Kodakit ($3 million) which ceased operations in January 2020.  Partially offsetting these impacts was improved pricing and improved product mix in Industrial Film and Chemicals ($11 million) driven by higher pricing and favorable product mix in professional and consumer still photographic film and higher pricing for solvents.

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA remained flat for the three months ended September 30, 2020 as lower selling and administrative expenses ($4 million), favorable pricing ($3 million) in Industrial Film and Chemicals, and lower R&D costs ($1 million) offset volume declines in Motion Picture ($2 million) and Consumer Inkjet Solutions ($1 million), unfavorable cost impacts in Motion Picture ($1 million) and an increase in workers’ compensation reserves ($2 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $2 million for the nine months ended September 30, 2020 primarily due to favorable pricing ($11 million) in Industrial Film and Chemicals.  Also contributing to the improvement were lower selling and administrative expenses ($11 million) and lower R&D costs ($3 million).  Partially offsetting were volumes declines in Motion Picture ($6 million), Industrial Film and Chemicals ($2 million) and Consumer Inkjet Solutions ($3 million) as well as unfavorable cost impacts in Industrial Film and Chemicals ($5 million) and Motion Picture ($2 million) driven by unfavorable cost absorption and an increase in workers’ compensation reserves ($2 million).

BRAND SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$3	$3	$—	$8	$8	$—

Operational EBITDA	$3	$2	$1	$7	$5	$2
Operational EBITDA as a % of revenues	100%	67%		88%	63%

Revenues

Brand revenues for the three and nine months ended September 30, 2020 remained flat compared to the prior year quarter and year-to-date periods.  The $2 million improvement in Brand EBITDA for the nine months ended September 30, 2020 was primarily driven by lower selling and marketing costs.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $1 million and $9 million of charges for the three and nine months ended September 30, 2020, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $3 million and $13 million during the three and nine months ended September 30, 2020, respectively.

The restructuring actions implemented in the first nine months of 2020 are expected to generate future annual cash savings of approximately $13 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $2 million and $11 million, respectively.  Kodak began realizing a portion of these savings in the first nine months of 2020 and expects the majority of the annual savings to be in effect by the end of the year as actions are completed.

[48]

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

Based upon the results of Kodak’s June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated.  No interim impairment test for goodwill was deemed necessary as of September 30, 2020.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair value, or as a result of changes in operating segments or reporting units.

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

[49]

Based on the results of Kodak’s June 30, 2020 assessment, the fair value of the Kodak trade name exceeded its’ carrying value.  No interim impairment test for the Kodak tradename was deemed necessary as of September 30, 2020.  Impairment of the Kodak trade name could occur in the future if estimated revenues decline or if there are significant changes in the discount or royalty rates. A one percent increase in the discount rate and a 10 percent miss in expected revenues would impact the fair value of the Kodak trade name by $2 million as of June 30, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

Kodak is facing liquidity challenges due to operating losses and low or negative cash flow from operations and collateral needs.  Kodak has $87 million of letters of credit issued under the ABL Credit Agreement which matures on May 26, 2021.  The Series A Preferred Stock must be redeemed on November 15, 2021 if not converted prior to then.  Kodak has ongoing significant cash requirements to fund operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  Additionally, the Company looks to implement ways to reduce collateral needs in the U.S.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions are highly volatile due to the COVID-19 pandemic.  The conversion of accounts receivable to cash is taking longer and collection risk has increased since before the pandemic.  The economic uncertainty surrounding the COVID-19 pandemic is an additional complexity in Kodak’s plans to return to sustainable positive cash flow.  To mitigate the economic impacts of the pandemic Kodak is employing temporary furloughs and pay reductions and adjusting manufacturing volumes to meet changing expectations around production requirements.  The Company is also seeking to take advantage of any available government incentives around the world in response to the COVID-19 pandemic such as employee related tax deferrals or holidays, wage subsidies and loan programs including those under the U.S. CARES Act, although the Company has not yet been able to take advantage of any loan programs and may not qualify for any loans under the programs created under the U.S. CARES Act.  Many of the available government incentives for which the Company qualifies are in the form of deferrals of payments that will be required to be paid in the future.

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

	September 30,	December 31,
(in millions)	2020	2019
Cash, cash equivalents and restricted cash	$241	$290

[50]

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Change
Cash flows from operating activities:
Net cash used in operating activities	$(48)	$(4)	$(44)
Cash flows from investing activities:
Net cash (used in) provided by investing activities	(9)	315	(324)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	10	(295)	305
Effect of exchange rate changes on cash and restricted cash	(2)	(4)	2
Net (decrease) increase in cash, cash equivalents, restricted cash and cash in assets held for sale	$(49)	$12	$(61)

Operating Activities

Net cash used in operating activities increased $44 million for the nine months ended September 30, 2020 as compared with the corresponding period in 2019 primarily due to increased cash use for accounts payable and other liabilities, including the payment of $6 million of interest upon the conversion of the Notes, partially offset by higher reductions of accounts receivable in 2020.  Additionally, cash used in operations in 2019 benefitted from the allocation of $10 million of the proceeds from the divestiture of FPD as consideration for a brand license, the allocation of $13 million of the proceeds from entering the relationship with HuaGuang as consideration for an intellectual property license receipt and the receipt of a $15 million prepayment for transition services, products, and other services as a part of the divestiture of FPD.

Investing Activities

Net cash provided by investing activities decreased $324 million for the nine months ended September 30, 2020 as compared with the corresponding period in 2019 due to the proceeds from the sale of FPD in the prior year.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2020 improved $305 million favorably to the corresponding period in 2019 driven by the current year proceeds received from option exercises, the prior year repayment of the Term Credit Agreement and the prior year payment of contingent consideration partially offset by the issuance of the Notes and the proceeds from the RED – Rochester borrowing and the current year payment of preferred stock dividends.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2020 and December 31, 2019 approximately $108 million and $72 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $85 million and $161 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans. As of September 30, 2020 and December 31, 2019, outstanding inter-company loans to the U.S. were $436 million and $408 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $138 million and $110 million, respectively.  In China, where approximately $22 million and $89 million of cash and cash equivalents was held as of September 30, 2020 and December 31, 2019, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak that was used in an inter-company transaction.  Under the terms of the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to the ABL Credit Agreement.

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

[51]

The changes provided by the Amendment to the Excess Availability and Equipment Availability combined with increases in Eligible Receivables and Eligible Inventory allowed the Company to decrease Eligible Cash by $13 million at the time of the amendment without causing Excess Availability to fall below 12.5% of lender commitments.

The Amendment also changed Equipment Availability from (i) the lesser of 75% of Net Orderly Liquidation Value of Eligible Equipment or $6 million to (ii) the lesser of 70% of Net Orderly Liquidation Value of Eligible Equipment or $14.75 million as of March 31, 2020.  The Equipment Availability was $14.75 million for September 30, 2020.  The $14.75 million amount decreases by $1 million per quarter starting on July 1, 2020 until maturity or the amount is decreased to $0, whichever comes first.

The Company had issued approximately $87 million and $80 million of letters of credit under the ABL Credit Agreement as of September 30, 2020 and December 31, 2019, respectively.  Under the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($13.75 million at September 30, 2020).  If Excess Availability is below 12.5% of lender commitments the Company has the ability to fund amounts into the Eligible Cash account which will increase Excess Availability for purposes of the previous month-end compliance reporting.  The Company had approximately $20 million of Excess Availability under the ABL Credit Agreement for the September 30, 2020 compliance reporting and $22 million of Excess Availability under the ABL Credit Agreement as of December 31, 2019.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of September 30, 2020 and December 31, 2019, respectively), Kodak funded $21 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of September 30, 2020 and December 31, 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

Under the ABL Credit Agreement, if Excess Availability falls below 12.5% of lender commitments), Kodak would be required to be in compliance with the minimum Fixed Charge Coverage Ratio (the only financial covenant in the ABL Credit Agreement) and could become subject to cash dominion control.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline and/or letters of credit issued under the ABL Credit Agreement increase, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, funding of Eligible Cash may be required.  Eligible Receivables, Eligible Inventory and Eligible Equipment have the meaning ascribed to these terms in the ABL Credit Agreement.  Kodak intends to maintain Excess Availability above the minimum threshold.  Since Excess Availability was greater than 12.5% of lender commitments the September 30, 2020 month-end compliance reporting date, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of September 30, 2020 Fixed Charges exceeded EBITDA (as defined in the ABL Credit Agreement) by approximately $39 million, therefore, the Fixed Charge Coverage Ratio was less than 1.0 to 1.0.

As a result of the Company’s current credit ratings, during the second quarter of 2020 two surety bond holders notified the Company they required approximately $9 million of incremental collateral.  The Company reduced the surety bond value by approximately $9 million in July 2020 with an equivalent increase to an existing letter of credit with the New York Workers’ Compensation board.  The Company could be required to provide up to $3 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.5% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared quarterly cash dividends in the third and fourth quarters of 2019 and the first and second quarters of 2020 that were paid when due.  In July 2020, the Company declared and paid the four quarterly dividends that were in arrears in the aggregate amount of $11 million.  The Company declared a quarterly dividend in the third quarter of 2020 that was paid in October 2020.

On July 28, 2020 the U.S. International Development Finance Corporation signed a non-binding letter of interest to provide up to a $765 million loan to Kodak Pharmaceuticals, Inc. (“KPI”), which would be a wholly owned subsidiary of the Company that would produce pharmaceutical ingredients.  The loan would be for facility upgrades and construction, provide working capital, and finance other necessary direct expenditures supporting the launch of KPI.  As further described under Part II, Item 1A. Risk Factors, there can be no assurances that the DFC Loan will be approved or made.

Due to exercises of stock options primarily by ex-employees, the Company received approximately $29 million, net of tax payments, in July and August 2020.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $9 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2020.  For the balance of 2020, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $8 million.

Capital Expenditures

Cash flow from investing activities included $13 million of capital expenditures for the nine months ended September 30, 2020.  Kodak expects approximately $15 million of total capital expenditures for 2020.

[52]

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Kodak’s management, with the participation of Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of a material weakness that existed in Kodak’s internal control over financial reporting described below.

Notwithstanding the material weakness discussed below, Kodak’s management, including Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this report fairly present, in all material respects, Kodak’s financial condition, results of operations and cash flows for the periods presented, and all prior periods, in conformity with accounting principles generally accepted in the United States.

During the quarter ended September 30, 2020 the Company discovered deficiencies in controls required to safeguard Company assets.  The Company did not prevent the unauthorized issuance of the Company’s common stock when previously forfeited non-qualified stock options were exercised by five former officers and employees in July 2020.   Errors existed in employee equity accounts for the five former officers and employees as well as other current and former officers and employees which could have resulted in additional inappropriate exercises.  Controls were inadequate with regard to the timely input and verification of master data updates for equity grants, the maintenance of audit documentation of grant activity in the repository of grants serviced by a third-party administrator, and the performance of independent reconciliations of the repository to supporting company records for the detection of errors or misstatements in employee equity account balances.

The Company has made progress towards remediation of the material weakness as of November 10, 2020 and expects to have these deficiencies remediated by December 31, 2020.  Documentation and supervisory review controls around master data are being strengthened and an audit trail of stock-based compensation award additions and modifications is now being maintained.  A complete reconciliation of the repository of equity grants is being performed and controls are being strengthened by employing an independent reconciliation process and ensuring appropriate segregation of duties.  The Company is also working to correct the transactions and recover value for the options exercised in error.

Changes in Internal Control Over Financial Reporting

There have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.  As noted above, the Company is in the process of strengthening controls to address a material weakness.

[53]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the announcement of the potential DFC Loan and Pharmaceutical Initiative discussed under Item 1A. Risk Factors below (the “Pharmaceutical Announcement”).  The Company intends to vigorously defend itself against the Securities Class Actions.

In addition to the Securities Class Actions, the Company has received two requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the Pharmaceutical Announcement and alleged proxy disclosure deficiencies.  The Company is in the process of responding to these requests, and its response may serve as the basis for the requestors to bring shareholder derivative lawsuits which the Company intends to vigorously defend.

The Pharmaceutical Announcement has also given rise to investigations by several congressional committees and the SEC.  The Company is cooperating in those investigations.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2020, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $107 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian Operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

[54]

As referenced in the DFC’s announcement, the signing of the letter of interest indicates Kodak’s successful completion of the DFC’s initial screening and will be followed by standard due diligence conducted by the DFC before financing is formally committed.  The letter of interest is non-binding, and there can be no assurance that the DFC’s standard due diligence will be successfully completed or that, even if the due diligence is successfully completed, the DFC will proceed with the potential DFC Loan.  Congressional investigations and an SEC investigation have been commenced which could affect the likelihood of the consummation of the DFC Loan.  The DFC has tweeted that it will not proceed any further with the potential DFC Loan unless the recent allegations raised in the context of the potential DFC Loan have been cleared and has reported that its inspector general is conducting an internal investigation with respect to the potential DFC Loan.  The potential DFC Loan has sparked intense media interest and coverage.  If the DFC Loan is not made or if the findings of the investigations are unfavorable, Kodak’s reputation could be damaged and its existing business could be adversely affected.

If the DFC Loan is ultimately consummated or Kodak proceeds with the Pharmaceutical Initiative by raising alternative capital, the Pharmaceutical Initiative will be subject to the risks associated with Kodak’s business generally as described in the 2019 Form 10-K under the caption “Risk Factors—Risks Relating to Kodak’s Business”.  Based on the developmental nature of the Pharmaceutical Initiative, if the project proceeds Kodak will face heightened risks relating to talent acquisition, construction, obtaining regulatory approvals, cost overruns, delays, product development and market development, among others.  In particular, the economic success of the Pharmaceutical Initiative will depend in large part on products produced by the Pharmaceutical Initiative being able to successfully compete with pharmaceutical ingredients supplied by low-cost countries such as China and India through manufacturing and operating efficiencies, “buy American” initiatives or mandates, or otherwise.  If the Pharmaceutical Initiative is not able to compete effectively or otherwise generate positive cash flow, the subsidiary operating the Pharmaceutical Initiative (the “Pharmaceutical Subsidiary”) may not be able to distribute profits to the Company or repay the DFC Loan.  It is contemplated that if the Pharmaceutical Subsidiary defaults on the DFC Loan, the Company will lose its equity interest in the Pharmaceutical Subsidiary (and, indirectly, the buildings and assets contributed by Kodak to the Pharmaceutical Subsidiary in connection with the Pharmaceutical Initiative).  It is not contemplated that the Company will be a guarantor of the DFC Loan or responsible to repay the DFC Loan should the Pharmaceutical Subsidiary default on the DFC Loan.

As described in the 2019 Form 10-K under the caption “Risk Factors—Risks Related to the Company’s Common Stock—The Company’s stock price has been and may continue to be volatile”, there have been and may continue to be significant fluctuations in the market price of the Company’s common stock.  For example, there have been significant market price fluctuations following the recent announcement of the potential DFC Loan and Pharmaceutical Initiative.  The market price of the Company’s common stock may be particularly susceptible to additional significant fluctuations based on future announcements or disclosures concerning the potential DFC Loan, the Pharmaceutical Initiative, the related congressional and SEC investigations and the related litigations and claims.

As described in the 2019 Form 10-K under the caption “Risk Factors—Risks Related to the Company’s Common Stock—The Company has registered the resale of a large portion of its outstanding securities.  The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of its common stock, the resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline.  On August 3, 2020, the Company issued the 29,922,956 Conversion Shares to the holders of the Converted Notes (the “Converting Holders”).  Based on filings made by the Converting Holders with the SEC, the Converting Holders have sold into the market all of the 29,922,956 Conversion Shares as well as an additional 4,000,000 shares of common stock previously registered for resale by one of the Converting Holders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2020

None

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2020 (1)

.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 through 31	—	—	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	23,131	6.46	n/a	n/a
Total	23,131	$6.46

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)	Kodak does not have a publicly announced repurchase plan or program.

[55]

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

[56]

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

(10.1)	James V. Continenza Nonqualified Stock Option Award Agreement, dated July 27, 2020, filed herewith.

(10.2)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Nonqualifed Stock Option Award Agreement (multiple tranches), filed herewith.

(10.3)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Nonqualifed Stock Option Award Agreement (multiple tranches), filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

[57]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date: November 10, 2020	/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[58]