Form 10-K
period 2020-12-31
EASTMAN KODAK CO
filed 2021-03-16
CIK 31235

!

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2020 was approximately $44 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of March 1, 2021 was 78,503,476 shares of common stock.

Eastman Kodak Company

Form 10-K

December 31, 2019

PART I

ITEM 1.	BUSINESS

When used in this report, unless otherwise indicated by the context, “we,” “our,” “us,” and “Kodak” refer to the consolidated company on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K Report.  Also, unless otherwise indicated by the context, “EKC” and the “Company” refer to the parent company, Eastman Kodak Company.

Kodak is a global technology company focused on print, advanced materials and chemicals. Kodak provides industry-leading hardware, software, consumables and services primarily to customers in commercial print, packaging, publishing, manufacturing and entertainment. Kodak is committed to environmental stewardship and ongoing leadership in developing sustainable solutions. Kodak’s broad portfolio of superior products, responsive support and world-class R&D make Kodak solutions a smart investment for customers looking to improve their profitability and drive growth.

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

Traditional Printing

The Traditional Printing segment is comprised of Prepress Solutions, which includes Kodak’s digital offset plate offerings and computer-to-plate (“CTP”) imaging solutions.  The Traditional Printing segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging.

While this segment is experiencing challenges from digital substitution and competitive pricing pressures, innovations in Kodak product lines that can command premium prices offset some of the long-term market price erosion. Additionally, Kodak seeks to mitigate the impact of market dynamics on pricing and volume pressures and of increases in manufacturing costs, including aluminum prices, through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.

Prepress Solutions capitalizes on a contract-based, stable and recurring cash flow-generative business model. The average duration of customer contracts is two years. These contracts offer stability and generate recurring revenue. The core of the business is the manufacturing of aluminum digital printing plates of varying sizes. These plates can be as small as 23cm x 27cm and as large as 126cm x 287cm.  Unexposed plates are sold to commercial printing companies for use in the offset printing process. Kodak also manufactures equipment, known as CTP equipment, which images the plates with a laser. The plates are used in the offset printing process, which transfers ink from the plate onto a rubber blanket and then onto the substrate to be printed. Due to the nature of the imaging and printing process, a new plate must be used for each printing run. As a result, there is a recurring revenue stream from the sale of these plates.

The Traditional Printing products and services are sold globally to customers through both a direct sales team as well as indirectly through dealers.

Primary competitors are Fuji and Agfa.  Kodak expects to benefit from current industry trends, including customers’ increasing focus on sustainability initiatives, which strengthens demand for Kodak’s process-free solutions.

Digital offset plate offerings include KODAK SONORA Process Free Plates. KODAK SONORA Process Free Plates are prepared directly with a CTP thermal output device and do not require subsequent processing chemistry, processing equipment or chemical disposal. As a result, the plates deliver cost savings and efficiency for customers and promote environmental sustainability practices.

Net sales for Traditional Printing accounted for 58% and 59% of Kodak’s total net revenue for the years ended December 31, 2020 and 2019, respectively.

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

For further information on the relationship with HuaGuang, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K (“MD&A”) and Note 16, “Other Operating (Income) Expense, net” in the Financial Statements and Supplementary Data under Item 8 of this Annual Report on Form 10-K.

Digital Printing

The Digital Printing segment contains Electrophotographic Printing Solutions, Prosper, Versamark and Software.  Digital Printing products include high-quality digital printing solutions using electrically charged toner-based technology, production press systems, consumables (primarily ink), inkjet components, software and services.  Digital Printing products are distributed directly by Kodak and indirectly through dealers. The markets that the Digital Printing segment serves are highly competitive in variable printing applications like direct mail, newspapers, books, and packaging/labels.  Key competitors are HP, Canon, Ricoh, and Screen.

•	Electrophotographic Printing Solutions:

•	NEXFINITY printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.

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

•

The focus of the Prosper business is on developing the next generation platform, Ultrastream, with solutions that place writing systems in OEMs products and systems as well as direct sale press products that widens its reach into applications for packaging and décor and expands the substrate range to include plastics.  The Prosper business closed on the first sale of a writing system for use in a packaging application in December of 2019 with Uteco Group.  Uteco Group is integrating Ultrastream in a packaging press solution.

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

•	Software:

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

Net sales for Digital Printing accounted for 23% and 24% of Kodak’s total net revenue for the years ended December 31, 2020 and 2019, respectively.

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of four lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing and Kodak Services for Business (“KSB”).  Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers.  Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 30% and 20% of total Advanced Materials and Chemicals segment revenues in 2020 and 2019, respectively.

The Advanced Materials and Chemicals segment includes the Kodak Research Laboratories which conduct research, develop new product or new business opportunities and file patent applications for its inventions and innovations.  The Advanced Materials and Chemicals segment also manages licensing of its intellectual property to third parties and is a supporting participant for any licensing of Kodak intellectual property to a third party.  Kodak maintains a large worldwide portfolio of pending applications and issued patents.

•	Industrial Film and Chemicals:

•	Offers industrial film, including films used by the electronics industry to produce printed circuit boards, as well as professional and consumer still photographic film.

•

Includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals.  Specialty Chemicals include unregulated key starting materials (“KSMs”) for pharmaceuticals.  Kodak intends to continue organic expansion of its KSM production and is exploring opportunities to further expand its pharmaceutical offerings.

•	Offers specialty inks and dispersions to third parties.

•

Offers Coating and Product Commercialization Services: Offerings include both pilot-scale and production scale roll-to-roll coating capabilities utilizing Kodak’s assets and know-how to commercialize and manufacture 3rd party products.

•

Includes Consumer Inkjet Solutions.  Starting in 2013, Kodak stopped manufacturing consumer inkjet printers and focused on the sale of ink to its installed printer base.  Kodak’s final build of ink inventory was depleted in the second quarter of 2020.

•	Motion Picture

•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.

•	Kodak motion picture film processing laboratories offer onsite processing services at strategic locations in the U.S. and Europe.

•	Advanced Materials

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

•

Functional Printing concentrates on contract manufacturing, development partnerships, and/or licensing opportunities in very high-resolution 3D printing solutions such as printed electronics.  Development partnerships may include non-recurring engineering payments for Kodak’s efforts to further develop such technologies into products.  Also, a portfolio of products is offered to enable others to utilize functional printing.

•	IP Licensing and Analytical Services:

•

Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses.  While revenues from these licensing activities tend to be unpredictable in nature, this segment still carries the potential for revenue generation from intellectual property licensing and new materials businesses. Kodak also provides a wide range of analytical services to external clients at market rates.

•	Kodak Services for Business:

•

KSB provides business process outsourcing services, scan and capture solutions, records conversion services, workflow solutions, content management, and print and managed media services that assist customers with solutions that meet their business requirements.  During 2020, KSB operated exclusively in Asia, primarily in China and Hong Kong.

•	KSB was sold to Swiss Post Solutions in December 2020.

•	Kodakit

•

Kodakit was a platform that connected businesses with professional photographers to cater to their photography needs. Customers included global hotels and online travel agencies, real estate companies, marketplaces, advertising agencies and global brands.

•	In October 2019, Kodak decided to discontinue the operation of Kodakit.

Net sales for Motion Picture and Industrial Film and Chemicals accounted for 15% and 14% of Kodak’s total net revenue for the years ended December 31, 2020 and 2019, respectively.

Brand

The Brand segment includes licensing of the Kodak brand to third parties.  Kodak currently licenses its brand for use with a range of products including digital, instant print and 35mm film cameras, printing and scanning consumer use devices, batteries, apparel and eyewear.  Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments. Brand licensees use the Kodak brand on their products and use their own distribution channels.

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Flexographic Packaging business.  Refer to Note 29, “Discontinued Operations” in the Notes to Financial Statements for additional information.

RAW MATERIALS

The raw materials used by Kodak are many and varied and are generally readily available.  Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  Kodak procures lithographic aluminum coils from several suppliers with pricing based, in part, on either prevailing market prices for aluminum or on fixed prices for aluminum agreed to up to eighteen months prior.  Electronic components are used in the manufacturing of commercial printers and other electronic devices.  The film and chemicals business uses many raw materials, including silver, from a broad range of suppliers.  While most raw materials are generally available from multiple sources, certain key electronic components and other components included in the finished goods manufactured by Kodak and manufactured by and purchased from Kodak’s third-party suppliers are obtained from single or limited sources, which subjects Kodak to supply risks.  Also, tariffs imposed in the U.S. have the practical effect of reducing to a single source the potential suppliers of lithographic aluminum coils for U.S. production purposes.

SEASONALITY OF BUSINESS

Printing equipment and plate unit sales generally are higher in the fourth quarter, resulting from customer or industry budgeting practices and buying patterns.

RESEARCH AND DEVELOPMENT

Kodak's general practice is to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak's ability to provide industry-leading products.  Kodak holds portfolios of patents in several areas important to its business, including specific technologies such as lithographic printing plates and related equipment systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems including key press components and toners; commercial inkjet writing systems and components, presses and inks; consumer inkjet inks and media; custom and specialty materials for 3D printing, functional printing materials, material formulations, and deposition modalities; engineered microparticles for specific functions; security materials; embedded information; and color negative films, processing and print films.  Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak's overall business performance.

In addition to patents, Kodak’s intellectual property includes know-how in many of the areas noted above, but in other businesses as well; such as, manufacturing of KSMs for the pharmaceutical industry.

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

EMPLOYMENT

At the end of 2020, Kodak employed the full time equivalent of approximately 4,500 people globally, of whom approximately 1,900 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

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

The positive cash flow from operations generated by Kodak in 2019 were derived from working capital improvements and individual transactions which occurred during the year and are not expected to be recurring.  Kodak has not generated positive operating cash flows without supplementing such cash flow from operations with monetization transactions over the past several years.  The Traditional Printing segment, Kodak’s largest segment, has had, and is expected to continue to have, declining revenues.  Kodak’s stable and remaining growth businesses may not grow or continue to generate the same or enough cash flow to offset businesses with declining cash flows and investments needed for certain growth businesses.  It may take Kodak longer to generate positive cash flow from operations than planned, which would have a material adverse effect on its liquidity and financial position.  If Kodak is unable to generate positive cash flow from operations for an extended period in the future or to adequately supplement such cash flow from operations with proceeds from monetization transactions, its ability to continue as a going concern could be impaired or limited.

Continued investment, capital needs, restructuring payments, dividends and servicing the Company’s debt require a significant amount of cash and it may not be able to generate sufficient cash to fund these activities, which could adversely affect its business, operating results and financial condition.

Kodak’s business may not generate cash flow in an amount sufficient to enable it to pay the principal or mandatory redemption price of, or interest and dividends on, the senior secured first lien term loans (the “Term Loans”) borrowed under the Credit Agreement, dated February 26, 2021, by and among the Company, the lenders party thereto (the “Term Loan Lenders”), and Alter Domus (US) LLC, as Administrative Agent (the “Credit Agreement”), the 5.0% unsecured convertible notes held by the Term Loan Lenders (the “Convertible Notes”), the 4.0% Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), and the 5.0% Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, restructuring actions, strategic acquisitions, investments and alliances and other general corporate requirements. Its film manufacturing facilities are aged and without significant updates to equipment and systems will be more prone to failure.  Capital improvements are planned but there is risk to manufacturing operations especially due to the complexity of the processes and technology and the loss of knowledge as employees leave who are familiar with the processes and technology.  The longer these updates are delayed the higher the risk due to equipment failures, further obsolescence and additional loss of employees with the specific knowledge base.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors beyond its control. There are no assurances:

•	Kodak’s businesses will generate sufficient cash flow from operations;
•	Kodak will be able to repatriate or move cash to locations where and when it is needed;
•	the Company will meet all the conditions associated with borrowings or issuing letters of credit under the ABL Credit Agreement;
•	Kodak will realize cost savings, earnings growth and operating improvements resulting from the execution of its business and restructuring plan;
•	Kodak will not have to expend cash defending lawsuits regardless of the merits of any claims raised; or
•	Future sources of funding will be available in amounts sufficient to enable funding of its liquidity needs.

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

If Kodak is unable to continue successful development, funding, and commercialization of products in businesses upon which it is focused or do so within an acceptable timeframe, its financial performance could be adversely affected.

Kodak has focused its investments in print, advanced materials, and chemicals. These investment areas include offset plates and CTP devices, digital printing using commercial inkjet and electrophotography, high resolution functional printing for electronic and optical solutions, specialty chemicals (including pharmaceutical products) and smart materials for light control and 3D printing. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for Kodak to grow these businesses, improve margins and achieve its financial objectives. Additionally, its strategy is based on a number of factors and assumptions, some of which are not within its control, such as the actions of third parties. There can be no assurance that it will be able to successfully execute all or any elements of its strategy, or that its ability to successfully execute its strategy will be unaffected by external factors. If Kodak is unsuccessful in growing its investment businesses as planned, or perceiving the needs of its target customers, its financial performance could be adversely affected.

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

In particular, if the coronavirus has a significant impact on the printing industry it could adversely impact the demand for Kodak’s products.  Certain known consequences to Kodak from the COVID-19 pandemic are disclosed in the financial statements contained in this Form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The full extent to which the COVID-19 pandemic will impact Kodak’s results will depend on future developments, which are highly uncertain and cannot be predicted at the time of this filing, including new information which may emerge concerning the scope and duration of the pandemic and the restrictions and other actions implemented to fight it, among others.  Direct and indirect effects from the COVID-19 pandemic could have a material adverse effect on the continuity of Kodak’s business operations and its results of operations and financial position, particularly if such effects have an extended duration. There is no guarantee that anticipated economic growth levels in markets which have experienced some economic strength will continue in the future, or Kodak will succeed in expanding sales in these markets.

In addition, accounts receivable and past due accounts could increase due to a decline in its customers’ ability to pay as a result of an economic downturn, including as a result of the COVID 19 pandemic, and its liquidity, including its ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If global economic weakness and tightness in the credit markets exist, worsen or are attenuated, Kodak’s profitability and related cash generation capability could be adversely affected and, therefore, affect its ability to meet its anticipated cash needs, impair its liquidity or increase its costs of borrowing.

Following an implementation period after the UK left the EU on 31 January 2020, and as of 1 January 2021 the UK is no longer a member of the EU single market and customs union. However, in December 2020 the UK reached a deal with the EU on certain key points, notably trade so that no duty is paid on goods moving between the UK and the EU.  Additional border checks have been introduced for goods leaving and entering the UK and these have resulted in some delays early in 2021. New export / import documentation required has resulted in some incremental costs.

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

As a result of these and other factors, products currently in development by Kodak (for example, UltraStream technology, new generations of Sonora offset plates, and small particle technology) may or may not be successfully commercialized in a timely manner, or at all. In connection with new products, Kodak will face risks relating to talent acquisition, construction, obtaining regulatory approvals, cost overruns, delays, product development and market development, among others.  If any of its key products cannot be successfully or timely commercialized, its operating results could be adversely affected. Moreover, it cannot guarantee any investment made in developing products will be recouped, even if it is successful in commercializing those products, which could have a material adverse effect on its business, financial position and operating results.

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

The success of Kodak’s brand can suffer if its or its licensees’ marketing plans, product initiatives or activities do not have the desired impact on the brand’s image or ability to attract customers.  Kodak’s results could also be negatively impacted if its brand suffers substantial harm to its reputation due to significant product reliability and quality issues, and product-related litigation.  Additionally, negative or inaccurate postings or comments on social media or networking websites about Kodak, its licensees or its brand could generate adverse publicity which could damage the reputation of the brand.  Kodak takes measures to research licensees prior to entering into agreements, assesses the quality of licensee products, and maintains strict requirements to govern licensees use of the brand.  Kodak also devotes significant time and resources to programs consistent with its corporate values and commitments that are designed to protect and preserve its reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, Kodak’s reputation and financial results could be adversely impacted.

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

The competitive environment in which Kodak operates may require it to facilitate or provide financing to its customers. Customer financing arrangements may cover all or a portion of the purchase price invoices for its products and services. It may also assist customers in obtaining financing from banks and other sources. Its success may be dependent, in part, upon its ability to provide customer financing on competitive terms and on its customers’ creditworthiness. Tightening of credit in the global financial markets can adversely affect the ability of Kodak’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for its products and services. If Kodak is unable to provide competitive financing solutions to its customers or if it extends credit to customers whose creditworthiness deteriorates, its revenues, profitability and financial position could be adversely impacted.

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

If Kodak cannot effectively anticipate or rapidly respond to technology trends and develop and market new products to respond to changing customer needs and preferences, its revenue, earnings and cash flow could be adversely affected.

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

Kodak relies on third-party suppliers for goods and services to support its manufacturing, logistics, and business operations.  To the extent it relies on third-parties, it faces the risks that those third parties may not be able to:

•	develop manufacturing methods appropriate to Kodak’s products;
•	maintain an adequate control environment;
•	quickly respond to changes in customer demand for Kodak’s products;
•	obtain supplies and materials necessary to deliver goods or services to Kodak; or
•	mitigate the impact of labor shortages and/or other disruptions.

Suppliers may choose to unilaterally withhold products, components or services. In addition, Kodak may experience shortages in supply and disruptions in service and supply as a result of unexpected demand, transportation and logistical limitations, and/or disruptions or production difficulties at its suppliers, such as disruptions due to fires, medical epidemics, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of its suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from its suppliers, Kodak may be unable to meet its customer commitments, its costs could be higher than planned, and its cash flows and the reliability of its products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee it will be successful in preventing or mitigating the effects of unilateral actions by its suppliers.

Other supplier problems that Kodak could encounter include electronic component shortages, excess supply, interruption of IT services, risks related to the duration and termination of its contracts with suppliers for components and materials, non-competitive pricing due to tariffs, and risks related to the ability to obtain products, components or services from single source suppliers on favorable terms or at all. The realization of any of these risks, should alternative third-party relationships not be available or established, could cause interruptions in supply or increases in costs which might result in Kodak’s inability to meet customer demand for its products, damage to its relationships with its customers, and reduced market share, all of which could adversely affect its results of operations and financial condition.

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

The ongoing outbreak of the coronavirus formally known as COVID-19 has resulted in travel restrictions, disruptions to suppliers’ performance and delivery, as well as the temporary shutdown of many businesses.

Certain of Kodak’s critical business functions, including its manufacturing and field service operations, cannot be performed remotely, and an inability of Kodak’s employees to physically work at its or its customers locations due to government restrictions, health concerns or illness may disrupt its operations, perhaps significantly.  Kodak has experienced some disruptions in its manufacturing and logistics operations due to the coronavirus outbreak.  The full extent to which the coronavirus outbreak continues to impact Kodak’s results will depend on future developments, which are highly uncertain and cannot be predicted at the time of this filing, including new information which may emerge concerning the coronavirus and the actions taken to contain the virus or treat its impact, among others. Complications from the coronavirus outbreak could have a material adverse effect on the continuity of our business operations and our results of operations and financial position.

In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to Kodak’s operations or the operations of its suppliers, distributors and resellers, or customers. Kodak has operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China, Canada and Germany.

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

As part of Kodak’s strategy, it may be engaged in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures, asset sales, spin-offs and outsourcing transactions and may enter into agreements relating to such transactions in order to further its business objectives.  In order to successfully pursue its strategic transaction strategy, it must identify suitable sellers, buyers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses.  Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously.  There are no assurances Kodak will be able to consummate any strategic transactions which it undertakes or, if consummated, Kodak will achieve the benefits sought to be achieved from such strategic transactions.  If Kodak fails to identify and successfully complete transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on its revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect its financial results.

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

Kodak has programs in place to prevent, detect and respond to data or cyber security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, Kodak may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures.

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

More recent examples of data privacy laws include the EU’s General Data Protection Regulation (GDPR), California’s Consumer Privacy Act (CCPA) and Privacy Rights Act (CPRA), and Brazil’s General Data Protection Law (LGPD).

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

Kodak uses a variety of distribution methods to sell and deliver its products and services, including direct sales, third-party resellers and distributors. Successfully managing the interaction of direct and indirect channels across customer segments for its products and services is complex. Since each distribution method has distinct risks and financial implications, Kodak’s failure to achieve the most advantageous delivery model for its products and services could adversely affect its revenue and earnings.

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

Kodak is subject to environmental laws and regulations.  Failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on its business, results of operations and financial condition.

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

Kodak has various contingencies which are not reflected on its balance sheet, including those arising as a result of being involved from time to time in a variety of claims, lawsuits, investigations, remediations and proceedings concerning commercial, tax, tort, customs, employment, health and safety and intellectual property matters, licensee activities, and compliance with various domestic and international laws and regulations.  Should developments in any of these matters cause a change in its determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on its business, financial position, results of operations, and cash flows.

On July 28, 2020, the U.S. International Development Finance Corporation (the “DFC”) announced (the “DFC Announcement”) the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”).  The DFC Announcement and circumstances surrounding it prompted congressional investigations, an SEC investigation and a New York Attorney General’s investigation.  A number of lawsuits have been filed or threatened alleging various securities law violations and breaches of fiduciary duties based on circumstances surrounding the DFC Announcement.  If the findings of the ongoing investigations are unfavorable or the Company is not successful in defending the lawsuits associated with the DFC Announcement, Kodak’s reputation could be damaged, its existing business could be adversely affected, and it may incur significant costs which may not be fully covered by insurance.

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

As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has designed its overall conflict minerals policies and procedures to be consistent with the guidance issued by the Organization for Economic Co-operation and Development (“OECD”) and continues to perform due diligence on its supply chain.  Kodak filed its most recent Conflict Minerals Disclosure report for the reporting period from January 1, 2019 to December 31, 2019 on May 29, 2020.  As of the date of the report, Kodak determined certain of its products contain such specified minerals but was unable to determine whether or not such minerals originate from the DRC or an adjoining country.  Kodak may incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in its products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect its business.

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

A breach of any of the financial or other covenants contained in the cash collateralized Letter of Credit Facility Agreement (the “LC Credit Agreement”), Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), Term Loan Credit Agreement or the Convertible Notes, (together, the “Credit Agreements”) could result in an event of default under these facilities.

If any default or event of default occurs under the LC Credit Agreement or ABL Credit Agreement and the Company is not able to either cure it or obtain a waiver from the requisite lenders under the LC Credit Agreement and ABL Credit Agreement, the administrative agent under the LC Credit Agreement and ABL Credit Agreement may, and at the request of the requisite lenders for that facility must, declare all of the Company’s outstanding obligations under the LC Credit Agreement and ABL Credit Agreement, together with accrued interest and fees, to be immediately due and payable.  In addition, the agent under the LC Credit Agreement and ABL Credit Agreement may, and at the request of the requisite lenders must, terminate the lenders’ commitments under that facility and cease making further loans. If any default or event of default occurs under the Term Loan Credit Agreement or Convertible Notes and the Company is not able to either cure it or obtain a waiver from the holders of the Term Loan Credit Agreement or Convertible Notes, such holders may declare all of the Company’s outstanding obligations under the Term Loan Credit Agreement and Convertible Notes, together with accrued interest and fees, to be immediately due and payable.  If applicable, the administrative agent under the LC Credit Agreement, ABL Credit Agreement and Term Loan Credit Agreement and the collateral agent for the Convertible Notes could institute foreclosure proceedings against the pledged assets. Any of these outcomes would likely have an adverse effect on the Company’s operations and its ability to satisfy its obligations as they come due.

On March 6, 2020 Kodak obtained a waiver from the agent and lenders under the ABL Credit Agreement with respect to any event of default under the reporting covenant in the ABL Credit Agreement that may be deemed to have occurred in relation to the going concern explanatory paragraph contained in the audit report on Kodak’s financial statements as of and for the year ended December 31, 2019.  The additional liquidity provided by the financing transactions which closed on February 26, 2021, the extension of the maturity date of the ABL Credit Agreement, and the repurchase and exchange of the Series A Preferred Stock alleviated the substantial doubt about Kodak’s ability to continue as a going concern within one year after the date its financial statements are issued (March 16, 2021) and therefore a waiver from the agent and lenders under the ABL Credit Agreement was not required for the financial statements as of and for the year ended December 31, 2020.  For more information on the reporting covenants under the Credit Agreements and the potential impact of the explanatory paragraph in the audit report refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

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

Should its ratings continue at their current levels, or should its ratings be further downgraded, it would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.  In particular, given the Company’s current credit ratings it would be required, if requested, to provide up to $3 million of additional letters of credit to the issuers of certain surety bonds to fully collateralize such bonds.

The availability of borrowings and letters of credit under the ABL Credit Agreement and LC Credit Agreement is limited by the amount of various types of assets and, under certain circumstances, the administrative agent under the ABL Credit Agreement will have greater control over Kodak’s cash.

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment less specified reserves as described in Note 9, “Debt and Finance Leases” to the consolidated financial statements.  Kodak’s U.S. Accounts Receivable and Inventory levels have declined over the past four years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.

Availability under the Company’s LC Credit Agreement is based on cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “LC Cash Collateral”).

If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $42 million of letters of credit outstanding under the ABL Credit Agreement and the $11 million of Excess Availability required under the ABL Credit Agreement,  or if LC Cash Collateral is not maintained to support the 103% of the $49 million of letters of credit outstanding under the LC Credit Agreement, the Company would be required to remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.

Additional LC Cash Collateral would be classified as restricted cash and would not be available to support ongoing working capital and investment needs.

If the administrative agent under the ABL Credit Agreement executed cash dominion, it would increase operational complexities for the Company.  An event of default would occur under these circumstances if the Company is unable to remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.

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
•

it will have to use a significant part of its cash flow or cash balances to make payments on its debt and Series B Preferred Stock and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion; and

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

Kodak may desire additional capital funding and such capital may not be available to it and/or may be limited.

Kodak may desire to raise additional capital, including to pursue additional growth opportunities, strategic transactions or additional reorganization initiatives or refinance or redeem outstanding debt or preferred stock.  Because of Kodak’s current non-investment grade credit rating and financial condition, and/or general conditions in the financial and credit markets, its access to the capital markets may be limited.

Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in the Credit Agreements;
•	obtaining a consent from the holders of Series B and C Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series B and C Preferred Stock;
•	investor confidence in Kodak and the markets in which it operates;
•	its financial performance and projected financial performance and the financial performance and projected financial performance of its subsidiaries;
•	its levels of debt and redemption obligations;
•	its ability to generate positive cash flow;
•	its ability to consummate monetization transactions including asset sales;
•	its requirements for posting collateral under various commercial agreements;
•	its current non-investment grade credit rating;
•	its long-term business prospects; and
•	general economic and capital market conditions.

Kodak may not be successful in obtaining additional capital for these or other reasons. An inability to access capital may limit its ability to capitalize on growth or efficiency opportunities or refinancings it would otherwise like to pursue.

Risks Related to the Company’s Common Stock

The conversion of the Series B Preferred Stock, Series C Preferred Stock and Convertible Notes into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The 1,000,000 outstanding shares of the Company’s Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 9.5238 shares of common stock per share of Series B Preferred Stock, the 750,000 outstanding shares of the Company’s Series C Preferred Stock (expected to increase to 1,000,000 outstanding shares) are convertible into shares of the Company’s common stock at a conversion rate of 10 shares of common stock per share of Series C Preferred Stock, and the Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of Convertible Notes.  The outstanding shares of Series C Preferred Stock and outstanding principal amount of the Convertible Notes are expected to increase as a result of the payment of dividends and interest in kind at a rate of 5.0% per annum.  As a result of the conversion of any issued and outstanding Series B Preferred Stock, Series C Preferred Stock or Convertible Notes (collectively, the “Convertible Securities”), the Company’s existing shareholders will own a smaller percentage of its outstanding common stock. Based on the capitalization of the Company as of February 26, 2021 after giving effect to the issuance of the Convertible Securities, the conversion of all Convertible Securities would result in the issuance to holders thereof of approximately 22% of the outstanding common stock after giving effect to such conversion.  Further, additional shares of common stock may be issuable pursuant to certain other features of the Convertible Securities, with such issuances being further dilutive to existing holders of common stock.

If Convertible Securities are converted into common stock, holders of such converted common stock will be entitled to the same dividend and distribution rights as holders of the common stock currently authorized and outstanding. As such, another dilutive effect resulting from the conversion of any issued and outstanding Convertible Securities will be a dilution to dividends and distributions.

Holders of the Company’s common stock will not realize any dilution in their ownership, dividend or distribution rights solely as a result of the reservation of any shares of common stock for issuance upon conversion of the Convertible Securities or for issuance of additional shares of common stock pursuant to certain other features of the Convertible Securities, but will experience such dilution to the extent additional shares of common stock are issued in the future as described above.

The holder of the Series C Preferred Stock own a large portion of the voting power of the Company’s outstanding securities, and the holders of the Series C Preferred Stock and Convertible Notes each have the right to nominate one member for election to the Company’s Board. As a result, these holders may influence the composition of the Board and future actions taken by the Board.

The holder of the Company’s Series C Preferred Stock are entitled to vote upon all matters upon which holders of the Company’s common stock have the right to vote and is entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series C Preferred Stock could be converted at the then applicable conversion rate.

Assuming the issuance of all shares of Series C Preferred Stock under contract to be issued, the holder of the Series C Preferred Stock would hold approximately 11% of the voting power of the Company on an as-converted basis. As a result, this holder may have the ability to influence future actions by the Company requiring shareholder approval.

The holder of the Series C Preferred Stock also has the right to nominate one member for election to the Company’s board of directors (the “Board”).  This nomination right expires upon the earlier to occur of the third anniversary of the initial issuance of the Series C Preferred Stock or the holder ceasing to directly or indirectly hold at least a majority of the shares of Series C Preferred Stock purchased or the common stock received upon the conversion of such shares, and is exclusive to the initial holder and does not transfer with the Series C Preferred Stock.

Also, an affiliate of the Term Loan Lenders has the right to nominate one member for election to the Board until the third anniversary of the initial issuance of the Term Loans or until the Term Loan Lenders cease to hold at least 50% of the original principal amount of the Term Loans and commitments under the Credit Agreement, whichever is earlier.  Until the Term Loan Lenders cease to hold at least 50% of the original principal amount of the Term Loans and commitments under the Credit Agreement, at any time that the director nominated by the affiliate of the Term Loan Lenders is not serving on the Board, such affiliate will have the right to designate a non-voting observer to the Board.

Also, if dividends on the Series B Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of the Series B Preferred Stock will be entitled to nominate one director at the next annual shareholder meeting and all subsequent shareholder meetings until all accumulated dividends on the Series B Preferred Stock have been paid or set aside. As a result, the presence of directors on the Board nominated by the current holder of Series C Preferred Stock or an affiliate of the Term Loan Lenders or nominated in the future by the holders of Series B Preferred Stock would enable such holders and lenders to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board.

The Company has registered, and has a duty to register, the resale of a large portion of its outstanding securities.  The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of its common stock.

In compliance with a Registration Rights Agreement to which the Company is a party, it has registered the resale of an aggregate of approximately 16.5 million shares of outstanding common stock.  The Company is also a party to Registration Rights Agreements pursuant to which it is obligated to register for resale the approximately 22 million shares of common stock issuable upon conversion of the Convertible Securities.  The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline. Under the terms of the Registration Rights Agreements to which the Company is subject, certain of the counterparties to such Registration Rights Agreements can, in certain circumstances, require the Company to participate in an underwritten public offering of the registered securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While the Company cannot predict the size of future resales or distributions of its common stock, if there is a perception that such resales or distributions could occur, or if the holders of the Company’s securities registered for resale sell a large number of the registered securities, the market price for the Company’s common stock could be adversely affected.

The resale of a significant portion of the Company’s securities or certain accumulations or transfers of the Company’s securities could result in a change of control of the Company and the loss of favorable tax attributes.

Holders of the Convertible Securities and holders of large blocks of the Company’s common stock collectively have a significant influence over matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of such securities collectively would be able to cause a significant change in the ownership of the Company by selling a sufficient portion of the Company’s securities held by them.  If such a transaction, in combination with other transactions in securities of the Company which have already occurred or future issuances of securities by the Company, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially.  Certain accumulations or transfers of the Company’s outstanding securities not involving these holders, could also cause such an “ownership change”.  For more information on the Company’s tax attributes refer to Note 18, “Income Taxes”.  The interests of the holders of the Convertible Securities and holders of large blocks of the Company’s common stock may not always coincide with the interests of the other holders of our common stock.

The Company’s stock price has been and may continue to be volatile.

The market price of the Company’s common stock has fluctuated substantially, experienced extreme volatility in the context of the DFC Announcement and may continue to fluctuate significantly. Future announcements or disclosures concerning the Company, its strategic initiatives (including the potential DFC Loan and any announcement concerning any initiatives concerning pharmaceuticals), its sales and profitability, quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations, sales of large blocks of its common stock and developments concerning the investigations, lawsuits and claims relating to the DFC Announcement, among other factors, could cause the market price of its common stock to fluctuate substantially.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Kodak's worldwide headquarters is located in Rochester, New York.

Kodak owns 11 million square feet and leases, as a lessee, approximately 4 million square feet of space that includes administrative, research and development, manufacturing and marketing facilities in several worldwide locations.  Out of the owned space, Kodak leases out approximately 1 million square feet to third party tenants.  The leases are for various periods and are generally renewable.

Kodak’s principal manufacturing facilities, by segment, are listed below.  Properties in a location may be shared by all segments operating in that location.

Digital Printing	Traditional Printing	Advanced Materials and Chemicals
Rochester, New York, USA	Rochester, New York, USA	Rochester, New York, USA
Dayton, Ohio, USA	Columbus, Georgia, USA	Xiamen, China
Vancouver, Canada	Osterode, Germany
(software development)	Gunma, Japan
Shanghai, China	Shanghai, China
(software development)	Vancouver, Canada

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

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project discussed under Item 1A. Risk Factors above.  Since the filing of the Securities Class Actions, procedural activities have been ongoing relating to the determination of venue and lead plaintiff.  The Company intends to vigorously defend itself against the Securities Class Actions.

In addition to the Securities Class Actions, on December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and each of the members of its Board of Directors in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosure (the “Fiduciary Class Action”).  The Company has also received three requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the DFC Announcement and alleged proxy statement disclosure deficiencies.  The Company has responded to and engaged in discussions concerning these requests, and its response and discussions may serve as the basis for the requestors to bring shareholder derivative lawsuits (any such lawsuits, collectively with the Fiduciary Class Action, the “Fiduciary Matters”).  The Company intends to vigorously defend the Fiduciary Matters.

The DFC Announcement has also prompted investigations by several congressional committees, the SEC and the New York Attorney General’s office.  The Company is cooperating in those investigations.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.

The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2020, Kodak’s Brazilian operations maintained accruals of approximately $3 million for claims aggregating approximately $117 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Name	Age	Positions Held
James V. Continenza	58	Executive Chairman and Chief Executive Officer
David E. Bullwinkle	46	Chief Financial Officer and Senior Vice President
Roger W. Byrd	55	General Counsel, Secretary and Senior Vice President
John O'Grady	57	Vice President
Eric H. Samuels	53	Chief Accounting Officer and Corporate Controller
Terry R. Taber	66	Vice President
Randy D. Vandagriff	58	Vice President

The executive officers' biographies follow:

James V. Continenza

James V. Continenza leads the transformation of Kodak as Executive Chairman and Chief Executive Officer.  He was appointed Executive Chairman by the Board of Directors on February 20, 2019 and was appointed Chief Executive Officer by the Board of Directors on July 27, 2020.  Continenza joined the Board of Directors of Kodak in April 2013 and became Chairman of the Board in September 2013.

Continenza brings a proven track record of guiding leading technology companies through transformations. Since September 2012, Continenza has served as the Chairman and Chief Executive Officer of Vivial Inc., a privately held marketing technology and communications company. He has also held leadership roles at STi Prepaid, LLC, a telecommunications company; Anchor Glass Container Corp., a leading manufacturer of glass containers; Teligent, Inc., a provider of communications services including voice, data, and internet access; Lucent Technologies Product Finance, a global leader in telecom equipment; and AT&T.

In addition to his management experience, Continenza currently serves on the board of Cenveo Corporation, an industry leader in transformative publishing solutions.  He has also served on the boards of Datasite LLC (formerly known as Merrill Corp.), NII Holdings, Inc., Tembec, Inc. and Neff Corporation.  He also serves or has served on the boards of a number of private companies.

David E. Bullwinkle

Dave Bullwinkle is the Chief Financial Officer and Senior Vice President of Kodak. The Board of Directors elected Bullwinkle to this position effective July 2016. Effective November 6,2018, Bullwinkle is President of the Eastman Business Park Division. Bullwinkle is responsible for advancing the growth strategy for Eastman Business Park and leading Kodak's worldwide finance, corporate development, internal audit and purchasing teams. Bullwinkle reports to Executive Chairman Jim Continenza.

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

Byrd joined Kodak in 2015 as Assistant General Counsel and Vice President, Legal Department and while at Kodak has focused on M&A and financing transactions, joint ventures, and other strategic initiatives.  Byrd has also been active in providing credit agreement compliance, securities reporting and corporate governance support to the Company. The Board of Directors elected him to Senior Vice President and Secretary in January 2019.

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

From April 24, 2018 to January 2020, O'Grady was President, Print Systems Division, which served graphic arts and commercial print customers with printing plates, computer to plate imaging solutions, electrophotographic printing solutions, OEM toner, and equipment services. From December 1, 2017 to April 24, 2018, O'Grady was President of Consumer Imaging Division. In this role, he was responsible for motion picture and commercial films, synthetic chemicals, and consumer products, including products from Kodak brand licensees. From January 2016 to December 2017, O'Grady was General Manager, Worldwide Sales, Print Systems Division, responsible for managing the sales, service and regional marketing for the Print Systems Division on a worldwide basis in addition to the go-tomarket back office operations for Kodak. From January 2015 to December 2015, O'Grady was Managing Director of the Europe, United States and Canada, Australia and New Zealand (EUCAN) Region. From December 2010 to December 2014, he was Managing Director, U.S. & Canada Region. From December 2008 to December 2010, O'Grady was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl, and from May 2007 to December 2008, he was Managing Director, EAMER, Consumer Businesses. O’Grady has served as a corporate vice president since March 2007, including as a senior vice president from August 2016 through February 2020.

O'Grady joined Kodak in 1997 and has held key business development and regional management positions in Kodak's digital imaging businesses.

Prior to joining Kodak, O'Grady had a 12-year career at Verbatim.

O'Grady graduated from the University of Limerick in Ireland with a B.S. degree in Electronics.

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

Terry R. Taber, PhD

Terry Taber has served as Kodak's Chief Technical Officer since January 2009. Effective January 2020, he is a Senior Vice President of Advanced Materials and Chemicals. He reports to Executive Chairman Jim Continenza.

From May 1, 2017 to January 2020, Taber was named President of the Advanced Materials and 3D Printing Technology Division which contained the research laboratories and included licensing as well as new business development activities related to Kodak's patents and proprietary technology, and focused on opportunities in smart material applications, printed electronics markets and 3D printing materials.

From January 1, 2015 to May 1, 2017, Taber was named President of the Intellectual Property Solutions Division. From January 2007 to December 2008 he was the Chief Operating Officer of Kodak's Image Sensor Solutions ("ISS") business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets, and prior to Taber’s role with ISS, he held a series of senior positions in Kodak's research and development and product organizations. Taber has served as a corporate vice president since December 2008, including as a senior vice president from December 2010 through February 2020.

During his more than 40 years at Kodak, Taber has been involved in new materials research, product development and commercialization, manufacturing, and executive positions in R&D and business management.

Taber's early responsibilities included research on new synthetic materials, an area in which he holds several patents, program manager for several film products, worldwide consumer film business product manager, Associate Director of R&D and director of Materials & Media R&D.

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

From May 1, 2017 to January 2020 Vandagriff was President, Enterprise Inkjet Systems Division, responsible for delivering commercial inkjet technology, printers and solutions to the market. Vandagriff has spent his 37-year career innovating inkjet technology for the printing market. From January 2004 to August 2012, Vandagriff was Vice President, Research and Development for Kodak Versamark, responsible for leading a worldwide R&D organization responsible for developing four generations of inkjet technologies and delivering industry-leading performance, including Kodak Stream and Ultrastream inkjet technologies.  From January 2015 to May 2017, Vandagriff led the Kodak Creo Server business located in Tel Aviv, Israel.  He has served as a corporate vice president since May 2017.

In addition to his strong product development capabilities, Vandagriff has traveled internationally, working with key Kodak customers to successfully implement commercial inkjet into their production processes. His respected knowledge, broad background, and deep industry network has contributed to making Kodak the world's leader in high volume variable printing solutions.

Vandagriff holds an MBA degree from the University of Phoenix and a Bachelor of Science in Mechanical Engineering from Wright State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KODK”.

There were 2,082 shareholders of record of common stock on December 31, 2020.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2020 or 2019.

Dividends for common shareholders may be restricted under Kodak’s Term Loan Credit Agreement, ABL Credit Agreement, the Series B Preferred Stock and the Series C Preferred Stock.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2020

There were no issuer purchases of equity securities with an effective date in the quarter ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Kodak is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the years ended December 31, 2020 and 2019.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;
•	The impact of the global economic environment or medical epidemics such as the COVID-19 pandemic;
•	The impact of the investigations, litigations and claims arising out of the circumstances surrounding the DFC Announcement;
•	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
•

Continued sufficient availability of borrowings and letters of credit under the ABL Credit Agreement and L/C Facility Agreement, Kodak’s ability to obtain additional financing if and as needed and Kodak’s ability to provide or facilitate financing for its customers;

•

The performance by third parties of their obligations to supply products, components or services to Kodak and the ability to address supply chain disruptions and continue to obtain raw materials and components available from single sources of supply; and

•

Kodak’s ability to effect strategic transactions, such as acquisitions, strategic alliances, divestitures and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

Kodak's revenue transactions include sales of products (such as components and consumables for use in Kodak, and other manufacturers’ equipment, specialty materials and film-based products), equipment, software, services, integrated solutions, and intellectual property and brand licensing.   Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the allocation of transaction price to the various performance obligations and determination of the stand-alone selling price of each performance obligation.  For equipment sales, revenue recognition may depend on completion of installation based on the type of equipment, level of customer specific customization and other contractual terms.  In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive.

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

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Kodak performs a test for goodwill impairment annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its’ carrying amount.

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management.

As a result of the change in segments that became effective as of January 1, 2020, Kodak’s goodwill reporting units changed. The Digital Printing segment has three goodwill reporting units: Electrophotographic Printing Solutions, Prosper and Versamark, and Software. The Advanced Materials and Chemicals segment has two goodwill reporting units: Motion Picture and Industrial Films and Chemicals, and Advanced Materials and Functional Printing. The Traditional Printing segment, Brand segment and Eastman Business Park segment each have one goodwill reporting unit.

As of December 31, 2019, the goodwill balance of $12 million under the prior year segment reporting structure was comprised of $6 million for the Brand, Film and Imaging segment and $6 million for the Kodak Software segment, which had only one reporting unit (Software).  The goodwill in the Brand, Film and Imaging segment was reported in the Consumer Products reporting unit.

The goodwill previously reported in the Consumer Products goodwill reporting unit was transferred to the Brand goodwill reporting unit using a relative fair value allocation to affected reporting units.  Goodwill previously reported in the Software reporting unit was transferred to the Digital Printing segment and remains in its own reporting unit. As of December 31, 2020, goodwill is recorded in the Brand and Software reporting units.

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

Kodak performed a quantitative test of impairment for all reporting units for its annual goodwill impairment test as of December 31, 2020.  Kodak utilized the discounted cash flow method and guideline public company method to estimate the fair value of reporting units with goodwill.  For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the other reporting units were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from January 1, 2021 to December 31, 2025 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 14% to 30% were utilized in the valuation based on Kodak’s best estimates of the after-tax WACC of each reporting unit.

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

Based upon the results of Kodak’s December 31, 2020 analysis, Kodak concluded that the fair value of the reporting units substantially exceeded their carrying values, therefore no impairment of goodwill was indicated.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

Kodak performed interim tests of impairment for goodwill as of June 30, 2020 due to the continued uncertainty regarding the negative impact of the COVID-19 pandemic on its operations, and as of March 31, 2020, due to the decline in market capitalization as of that date since the last goodwill impairment test (December 31, 2019) and the uncertainty regarding the negative impact of the COVID-19 pandemic at that time.   Kodak utilized the discounted cash flow method to estimate the fair value of all reporting units for both tests.  Kodak established an estimate of future cash flows for the period ranging from July 1, 2020 to December 31, 2024 for the June 30, 2020 interim test, and April 1, 2020 to December 31, 2024 for the March 31, 2020 interim test.  The future cash flows were discounted to present value.  The expected cash flows were derived from earnings forecasts and assumptions regarding the timing and impact of the COVID-19 pandemic on each reporting unit as of each applicable interim test date.  The discount rates are estimated based on an after-tax WACC for each reporting unit reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 16% to 55% were utilized in the June 30, 2020 valuation, and 21% to 55% for the March 31, 2020 valuation, both based on Kodak’s best estimates of the after-tax WACC of each reporting unit as of the applicable valuation date.

A terminal value was included for all reporting units at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate. The terminal value was calculated using either the CGM based on the cash flows of the final year of the discrete period or the H-model, which assumes the growth during the terminal period starts at a higher rate and declines in a linear manner over a specified transition period toward a stable growth rate.

Based upon the results of Kodak’s June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated.  No interim impairment test for goodwill was performed as of September 30, 2020.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Kodak performed its annual test of impairment for the Kodak trade name as of December 31, 2020.  The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from January 1, 2021 to December 31, 2025, including a terminal year with growth rates ranging from -4.5% to 2.5%; (b) an after-tax royalty rate of 0.4% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 16% to 30%, which were based on the after-tax WACC.

Based on the results of Kodak’s December 31, 2020 assessment, the fair value of the Kodak trade name exceeded its carrying value. Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount rates or royalty rates.  A one percent increase in the discount rate and a 10% miss in expected revenues would impact the fair value of the Kodak trade name by $3 million.

Kodak performed an interim impairment test of the Kodak trade name as of June 30, 2020 and March 31, 2020. The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from July 1, 2020 to December 31, 2024 for the June 30, 2020 interim test, and April 1, 2020 to December 31, 2024 for the March 31, 2020 interim test, both valuations included a terminal year with growth rates ranging from -3% to 2.5% (b) an after-tax royalty rate of 0.4% of expected net sales, and (c) discount rates ranging from 16% to 25% for the June 30, 2020 interim test, and 23% to 32% for the March 31, 2020 interim test. The discount rates are based on the after-tax WACC.

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

Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  When evaluating long-lived assets for impairment, the carrying value of an asset group is compared to its estimated undiscounted future cash flows.  An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group.  The impairment is the excess of the carrying value over the fair value of the long-lived asset group.  Kodak updated its estimate of undiscounted cash flows for each asset group as of June 30, 2020 and March 31, 2020 using a probability weighted approach in determining the likelihood of possible adverse impacts from the COVID-19 pandemic as of each applicable interim test date.  In addition, Kodak updated its estimate of undiscounted cash flows for each asset group as of December 31, 2020.  Based on the results of the impairment tests, no impairments were recorded.

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

Series A Preferred Stock and Convertible Notes Embedded Conversion Features and Term Extension Derivatives

On November 15, 2016, the Company issued 2,000,000 shares of Series A Preferred Stock no par value per share.  On May 24, 2019, the Company issued $100 million aggregate principal amount of Convertible Notes.  The Company concluded that the Series A Preferred Stock and Convertible Notes are considered more akin to debt-type instruments and that the economic characteristics and risks of the embedded conversion features and term extension at the Company’s option (in the case of the Convertible Notes), except where the conversion price is increased to the liquidation preference in the case of the Series A Preferred Stock, were not considered clearly and closely related to the Series A Preferred Stock or the Convertible Notes.  Accordingly, these embedded features were bifurcated from the Series A Preferred Stock and Convertible Notes and separately accounted for on a combined basis at fair value as two single derivatives.  The Company allocated $43 million of the net Series A Preferred Stock proceeds to the Series A Preferred Stock derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The Company allocated $14 million of the net Convertible Notes proceeds to the Convertible Notes derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the original carrying value of the Convertible Notes.  The derivatives are being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations.  With the conversion of the Convertible Notes in the third quarter of 2020, the Convertible Notes derivative liability expired.  The fair value of the Convertible Notes derivative was a liability of $51 million at December 31, 2019 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The fair value of the Series A Preferred Stock derivative as of December 31, 2020 was a liability of $9 million which is reported in Other current liabilities and as of December 31, 2019 was a liability of $1 million which is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The fair value of the embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion associated with the Series A Preferred Stock is calculated using a binomial lattice model.

The following table presents the key inputs in the determination of fair value for the Series A Preferred Stock embedded conversion features derivative:

	Valuation Date
	December 31,
	2020	2019
Total value of embedded derivative liability (in millions)	$9	$1
Kodak's closing stock price	8.14	4.65
Expected stock price volatility	133.44%	104.61%
Risk free rate	0.10%	1.58%
Yield on the preferred stock	11.97%	16.27%

The Fundamental Change and Reorganization Conversion values at issuance were calculated as the difference between the total value of the Series A Preferred Stock and the sum of the net present value of the cash flows if the Series A Preferred Stock is redeemed on its fifth anniversary and the values of the other embedded derivatives.  The Fundamental Change and Reorganization Conversion values reduce the value of the embedded conversion features derivative liability.  Other than events which alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change and Reorganization Conversion reflects the value as of the issuance date, amortized for the passage of time.

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.

Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2020, Kodak has net deferred tax assets before valuation allowances of approximately $1,081 million and a valuation allowance related to those net deferred tax assets of approximately $1,112 million, resulting in net deferred tax liabilities of approximately $31 million.

Kodak considers both positive and negative evidence, in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three-year cumulative income positions. As of March 31, 2020, Kodak determined that it was more likely than not that deferred tax assets outside the U.S. which were not offset with valuation allowances as of March 31, 2020 would not be realized due to reductions in estimates of future profitability as a result of the COVID-19 pandemic in locations outside the U.S.  Accordingly, Kodak recorded a provision of $167 million associated with the establishment of a valuation allowance on those deferred tax assets.  During 2019, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced sales volumes and profits in locations outside the U.S. and accordingly recorded a provision of $19 million associated with the establishment of a valuation allowance on those deferred tax assets.

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

Utilization of net operating losses (“NOL”) and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of five percent stockholders in Kodak’s stock by more than 50 percentage points over a three-year testing period.  The Company has a relatively high concentration of stockholders that hold 5% or more of the outstanding stock.  Future transactions, when combined with reported transactions within the testing period could aggregate an ownership change during the testing period in excess of 50 percentage points.  A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S.  As of December 31, 2020, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $1,309 million and unused foreign tax credits of $358 million.  Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Kodak has deferred tax liabilities of $22 million and $19 million for potential taxes on undistributed earnings, including foreign withholding taxes, as of December 31, 2020 and 2019, respectively.

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

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense.  Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets.   At December 31, 2020, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.1 billion and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.4 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies.  The weighted average EROA used to determine the 2020 net pension expense for major U.S. and non-U.S. defined benefit pension plans was 6.00% and 3.27%, respectively.

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

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2021 and the projected benefit obligation (“PBO”) at December 31, 2020 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2021 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2020 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$6	$1	$99	$34
25 basis point increase in discount rate	(3)	—	(74)	(25)
25 basis point decrease in EROA	8	2	N/A	N/A
25 basis point increase in EROA	(8)	(2)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit pension plan in the U.S. was $91 million for 2020 and is expected to be approximately $86 million in 2021.  Pension income from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was less than $1 million for 2020 and is projected to be $3 million of expense in 2021.

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

A 25 basis-point change in the discount rate would have had a $2 million impact on the expense and net liability as of December 31, 2020.

Stock Compensation

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards.  The principal awards issued are non-qualified stock options and restricted stock units.  Stock options are at exercise prices equal to or greater than the closing price of Kodak’s stock on the date of grant and expire seven years after the grant date.  Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Executive Compensation Committee.

Compensation expense is recognized over the service or performance period for each separately vesting tranche of the award and is adjusted for actual forfeitures before vesting.  Kodak assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria.  For those performance-based awards that are deemed probable of achievement, expense is recorded, and for those awards that are deemed not probable of achievement, no expense is recorded. Kodak assesses the probability of achievement each quarter.

The fair value of restricted stock units is based on the closing market price of the Company’s stock on the grant date.

Kodak generally utilizes the Black-Scholes option valuation model to estimate the fair value of stock options.  The expected term of options granted is the period of time the options are expected to be outstanding and is calculated using a simplified method based on the option’s vesting period and original contractual term.  The historical volatility of the Company’s stock is used to estimate expected volatility. The risk-free rate is based on the yield on U.S. Treasury notes with a term equal to the option’s expected term.

Given the volatility of the Company’s stock price in the third quarter of 2020, the Company utilized a lattice-based valuation model to value time-based vesting awards granted July 27, 2020 and a Monte Carlo simulation valuation model to value options granted on July 27, 2020 which vested upon conversion of the Convertible Notes.

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

OVERVIEW

Revenue declined $213 million (17%) from 2019 to 2020.  Currency impacted revenue favorably in 2020 compared to 2019 ($9 million).

Segments within the print industry and the film industry face competition from digital substitution.  Kodak’s strategy is to:

•

Focus product investment in core competency areas of print, advanced materials and chemicals, leveraging Kodak’s proprietary technologies to deliver technologically advanced products in the product goods packaging, graphic communications, and functional printing markets;

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

The COVID-19 pandemic had a material impact on 2020 revenues and earnings. The duration and extent of demand declines and recovery is unclear.  Kodak has worked closely with government officials in the jurisdictions where it operates to keep its manufacturing facilities open.  The manufacturing facilities have generally been operating at below normal capacity during the pandemic to date.  Kodak has endeavored to address the recommended actions of government and health authorities to protect employees world-wide, with particular measures in place for those working in plants and distribution facilities.  Kodak intends to continue to work with government authorities and implement employee safety measures so that the manufacturing and distribution of products during the pandemic can continue. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to Kodak’s operations or supply chain.  Kodak reduced operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs and pay cuts (approximately $25 million in 2020) for its employees and direct government assistance around the world reimbursing certain salary and benefits of employees (approximately $8 million in 2020).  The furloughs and pay cuts were maintained through the end of 2020 and largely ended in January 2021.

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  While traditional digital plate offerings are experiencing volume and pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies.  Traditional Printing’s revenues accounted for 58% of Kodak’s total revenues in 2020.  Traditional Printing’s revenues declined $135 million (19%) in 2020.  The prior year period included $13 million of intellectual property licensing revenue associated with the strategic relationship established with HuaGuang in September 2019.  Excluding the $13 million of licensing revenue, 2020 revenues declined $122 million, primarily reflecting volume and pricing declines.  Segment earnings declined by $27 million (56%) compared to the prior year period, reflecting the license revenue in the prior year, the impact of reduced volumes on manufacturing costs and revenue partially offset by operating cost reductions through the use of temporary furloughs and pay cuts.

None of the Traditional Printing segment’s manufacturing facilities were ordered to close by governmental authorities.  Many of the segment’s customers around the globe continued to operate, but at decreased volumes.  Therefore, demand for the segment’s products declined.  The Traditional Printing segment may also be impacted by supply chain disruptions and travel restrictions.  With the decline in customer demand, manufacturing volumes were reduced.  The duration and extent of demand declines and recovery is unclear.  Manufacturing employees were temporarily furloughed, as necessary, under reduced production plans.  The segment utilized furloughs and pay-cuts for non-manufacturing employees in a way which allowed continued operation and product development.

•

In Digital Printing, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business continues to grow.  The Prosper Inkjet Systems business is expected to continue to build profitability, excluding the negative impacts during the COVID-19 pandemic.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in OEM and hybrid applications.  Digital Printing revenue declined $52 million (18%) in 2020, primarily reflecting volume declines.  Despite the revenue declines, segment earnings only declined $1 million (11%) from 2019 to 2020 driven by cost reductions.

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

The duration and extent of demand declines and recovery is unclear.  Manufacturing employees were temporarily furloughed, as necessary, under reduced production plans.  The segment utilized furloughs and pay-cuts for non-manufacturing employees in a way which allowed continued operation and product development.

•

Advanced Materials and Chemicals revenue declined $28 million (14%) from 2019 to 2020.  The segment loss improved $11 million (32%) from 2019 to 2020 due to price increases on consumer still photographic film and solvents as well as operating cost reductions.  Kodak plans to continue to promote the use of film to utilize as much film manufacturing capacity as possible.

Advanced Materials and Chemicals has experienced adverse impacts from the COVID-19 pandemic, most notably in Motion Picture where the industry has been heavily impacted and productions in affected regions had been suspended.  None of the Advanced Materials and Chemicals segment’s manufacturing facilities were ordered to close by governmental authorities.  However, each of the segment’s product lines was impacted by lowered demand and may also be impacted by supply chain disruptions and travel restrictions.  The duration and extent of demand declines and recovery is unclear.  Manufacturing volumes were reduced due to the customer demand decline in the near-term.  Manufacturing employees were temporarily furloughed, as necessary, under reduced production plans.

•

Kodak is working to organically expand its KSM production at Eastman Business Park in Rochester, New York while exploring alternatives to obtain necessary cGMP and FDA certification to make regulated KSMs and active pharmaceutical ingredients (“APIs”) and otherwise utilize its assets and technology in the healthcare space.  Depending on its assessment of the business opportunity and availability of capital, Kodak may also explore alternative means to further expand its chemical manufacturing operations for purposes of producing materials to support the healthcare industry.  A portion of the capital raised by the Company on February 26, 2021 is being used to fund these exploratory activities and may be used to fund expansion opportunities that the Company considers attractive.

•

Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park (“EBP”), which helps cost absorption for both Kodak operations and tenants at Eastman Business Park.

•

Kodak plans to capitalize on its intellectual property through new business or licensing opportunities, focusing on opportunities in smart material applications and printed electronics markets and also pursuing limited opportunities in 3D printing materials.

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2020	2019
(in millions)
Traditional Printing	$592	$727
Digital Printing	241	293
Advanced Materials and Chemicals	172	200
Brand	13	12
Total of reportable segments	1,018	1,232
Other	11	10
Consolidated total	$1,029	$1,242

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2020	2019
Traditional Printing	$21	$48
Digital Printing	(10)	(9)
Advanced Materials and Chemicals	(23)	(34)
Brand	11	8
Other	1	(1)
Depreciation and amortization	(37)	(55)
Restructuring costs and other	(17)	(16)
Stock-based compensation	(15)	(7)
Consulting and other costs (1)	(9)	(7)
Idle costs (2)	(3)	(5)
Former CEO separation agreement compensation	—	(2)
Other operating income (expense), net, excluding income from transition services agreement (3)	7	(22)
Interest expense (4)	(12)	(16)
Pension income excluding service cost component (4)	98	104
Loss on early extinguishment of debt	(2)	—
Other charges, net (4)	(386)	(46)
Consolidated loss from continuing operations before income taxes	$(376)	$(60)

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives and investigations, including the divestiture of FPD and debt refinancing in 2019.

(2)

Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$6 million of income from the transition services agreement with the purchaser of FPD (“Purchaser”) was recognized in the each of the years ended December 31, 2020 and 2019.  The income was reported in Other operating (income) expense, net in the Consolidated Statement of Operations. Other operating (income) expense, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Kodak increased employee benefit reserves by approximately $4 million in 2020 reflecting an increase in workers’ compensation reserves ($7 million) partially offset by a decrease in postemployment benefit reserves ($3 million).  In 2019 workers’ compensation reserves increased by approximately $3 million.  The increase in reserves in 2020 impacted gross profit and SG&A each by approximately $2 million. The increase in reserves in 2019 impacted gross profit by approximately $2 million and SG&A by approximately $1 million.

RESULTS OF OPERATIONS

	Year Ended December 31,	% of	Year Ended December 31,	% of	$ Change vs.
	2020	Sales	2019	Sales	2019
Revenues	$1,029		$1,242		(213)
Cost of revenues	894		1,060		(166)
Gross profit	135	13%	182	15%	(47)
Selling, general and administrative expenses	172	17%	211	17%	(39)
Research and development costs	34	3%	42	3%	(8)
Restructuring costs and other	17	2%	16	1%	1
Other operating (income) expense, net	(14)	-1%	15	1%	(29)
Loss from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges, net and income taxes	(74)	(7%)	(102)	(8%)	28
Interest expense	12	1%	16	1%	(4)
Pension income excluding service cost component	(98)	(10%)	(104)	(8%)	6
Loss on early extinguishment of debt	2	0%	—	—	2
Other charges, net	386	38%	46	4%	340
Loss from continuing operations before income taxes	(376)	(37%)	(60)	(5%)	(316)
Provision for income taxes	168	16%	31	2%	137
Loss from continuing operations	(544)	(53%)	(91)	(7%)	(453)
Earnings from discontinued operations, net of income taxes	3	0%	207	17%	(204)
NET (LOSS) EARNINGS	$(541)	(53%)	$116	9%	(657)

Revenues

For the year ended December 31, 2020, revenues decreased by approximately $213 million compared with the same period in 2019.  Volume declines and pricing and product mix within Traditional Printing ($112 million and $16 million, respectively) and volume declines in Digital Printing and Advanced Materials and Chemicals ($58 million and $42 million, respectively) drove the revenue declines. The revenue declines were offset by improved pricing and product mix in Advanced Materials and Chemicals ($14 million) and favorable mix of products in Digital Printing ($4 million) and favorable foreign currency ($9 million). The prior year period also included intellectual property licensing revenue ($13 million) associated with the HuaGuang relationship entered into in September 2019. See segment discussions for additional details.

Gross Profit

Gross profit for 2020 decreased by approximately $47 million. The decrease reflected volume declines, unfavorable pricing and product mix as well as increased costs in Traditional Printing ($13 million, $16 million and $4 million, respectively), volume declines and increased costs in Advanced Materials and Chemicals (each $11 million), volume declines and unfavorable costs in Digital Printing ($5 million and $13 million, respectively) partially offset by favorable pricing and product mix in Advanced Materials and Chemicals ($14 million), favorable mix of products in Digital Printing ($4 million) and lower depreciation and amortization expenses ($17 million).  The prior year period also included intellectual property licensing revenue ($13 million) associated with the HuaGuang relationship entered into in September 2019.   See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A for 2020 decreased $39 million primarily due to lower investment in selling and marketing activities driven by cost reduction efforts ($48 million).  The temporary furloughs and pay cuts provided approximately $7 million of the $48 million reduction in 2020.  Temporary government assistance programs provided approximately $3 million. Additional savings were provided by headcount reductions. The savings provided by the lower investment in selling and marketing activities was partially offset by increased stock compensation expense ($10 million) as discussed in Note 23, Stock-Based Compensation and an increase of $2 million in consulting and project costs with the internal and external investigations that started in the third quarter of 2020.  The 2019 period also included $2 million of compensation related to the former CEO separation agreement while the 2020 period included increased bad debt expense primarily attributed to increased collection risk related to the COVID-19 pandemic ($3 million).

Research and Development Costs

Consolidated R&D expenses decreased $8 million in 2020 primarily due primarily due to cost reduction efforts.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of revenues, are discussed under the "Restructuring Costs and Other" section in this MD&A.

Other Operating (Income) Expense, Net

For details, refer to Note 16, “Other Operating (Income) Expense, Net.”

Other Charges, Net

The change in Other charges, net was primarily driven by the embedded conversion features derivative liability associated with the Convertible Notes.  Refer to Note 14, “Financial Instruments” and Note 17, “Other Charges, Net”.

Pension Income

For details, refer to Note 20, “Retirement Plans.”

Provision for Income Taxes

The Provision for income taxes in the year-to-date period was primarily driven by the $167 million provision associated with the establishment of a valuation allowance on deferred tax assets outside the U.S.  Refer to Note 18, “Income Taxes”.

Discontinued Operations

Discontinued operations of Kodak include the Flexographic Packaging segment.  Refer to Note 29, “Discontinued Operations” in the Notes to Financial Statements for additional information.

TRADITIONAL PRINTING SEGMENT

Revenues

	Year Ended December 31,
	2020	2019	$ Change
Revenues	$592	$727	$(135)

Operational EBITDA	21	48	(27)
Operational EBITDA as a % of revenues	4%	7%

Revenues

The decrease in Traditional Printing revenues of approximately $135 million primarily reflected volume and pricing declines ($97 million and $16 million, respectively) in Prepress Solutions consumables and volume declines in Prepress Solutions service ($6 million) and equipment ($10 million) offset by favorable pricing and product mix ($2 million) in Prepress equipment and favorable foreign currency ($6 million).  In addition, the prior year period included $13 million of intellectual property licensing revenue associated with the HuaGuang relationship.  The volume declines were primarily driven by COVID-19 pandemic related declines in customer demand.

Operational EBITDA

Traditional Printing Operational EBITDA declined approximately $27 million primarily due to volume and pricing declines ($11 million and $16 million, respectively) in Prepress Solutions consumables, volume declines in Prepress service ($3 million) and higher manufacturing costs driven by unfavorable cost absorption from the volume declines ($10 million) partially offset by lower SG&A expenses ($22 million) driven by headcount reductions, temporary furloughs and pay cuts as well as lower aluminum costs in the current year ($8 million).  In addition, the prior year period included $13 million of intellectual property licensing revenue associated with the HuaGuang relationship and $2 million of cost reductions due to retroactive exemptions from U.S. tariffs imposed on aluminum purchases in 2018.  The U.S tariffs were imposed on aluminum purchases in 2018 and were included as part of the cost of plates sold in 2018.

DIGITAL PRINTING SEGMENT

	Year Ended December 31,
	2020	2019	$ Change
Revenues	$241	$293	$(52)

Operational EBITDA	(10)	(9)	(1)
Operational EBITDA as a % of revenues	-4%	-3%

Revenues

The decrease in Digital Printing revenues of approximately $52 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($27 million), Electrophotographic Printing Solutions equipment ($14 million), PROSPER consumables and service ($5 million), PROSPER systems ($3 million) and Software ($4 million) as well as product mix in PROSPER systems ($3 million), all of which were driven by the decline in customer demand due to the COVID-19 pandemic.

There were also volume declines in VERSAMARK service and consumables ($10 million) due to both declines in the installed base of VERSAMARK systems and the COVID 19 pandemic. The declines were partially offset by improved volume and favorable product mix in PROSPER components ($5 million and $3 million, respectively) and favorable product mix in Electrophotographic Printing Solutions equipment ($2 million) and well as favorable foreign currency ($2 million).

Operational EBITDA

The decrease in Digital Printing Operational EBITDA of $1 million was driven by higher manufacturing costs in Electrophotographic Printing Solutions ($14 million), primarily due to unfavorable cost absorption from the volume declines in Electrophotographic Printing Solutions consumables and service ($4 million).  There were also volume declines in Software ($4 million), VERSAMARK service and consumables ($3 million) and PROSPER consumables and service ($2 million) partially offset by improved volume and favorable product mix in PROSPER components ($3 million and $2 million, respectively), volume changes in Electrophotographic Printing Solutions equipment ($3 million), favorable costs in Software ($3 million), favorable product mix in VERSAMARK equipment ($2 million) and lower SG&A costs ($11 million) driven by headcount reductions, temporary furloughs and pay cuts.

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Year Ended December 31,
	2020	2019	$ Change
Revenues	$172	$200	$(28)

Operational EBITDA	(23)	(34)	11
Operational EBITDA as a % of revenues	-13%	-17%

Revenues

The decrease in Advanced Materials and Chemicals revenues of approximately $28 million is the result of volume declines in Motion Picture ($16 million) driven by productions halted as a result of the pandemic, Industrial Film and Chemicals ($11 million) primarily due to the COVID-19 pandemic’s impacts on its customers, and Consumer Inkjet Solutions ($7 million) driven by lower sales of ink to the existing installed base of printers.  Additionally, current year revenues for KSB declined ($5 million) primarily due to operations in Asia being impacted by the COVID-19 pandemic, and the prior year period included revenues from Kodakit ($4 million) which ceased operations in January 2020.  Partially offsetting these impacts was improved pricing in Industrial Film and Chemicals ($13 million) driven by higher pricing in professional and consumer still photographic film and solvents.

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved approximately 11 million primarily due to favorable pricing ($13 million) in Industrial Film and Chemicals.  Also contributing to the improvement were lower selling and administrative expenses ($14 million) driven by headcount reductions, temporary furloughs and pay cuts as well as lower R&D costs ($5 million).  Partially offsetting were volume declines in Motion Picture ($5 million) and Consumer Inkjet Solutions ($4 million) as well as unfavorable cost impacts in Industrial Film and Chemicals ($8 million) and Motion Picture ($3 million) driven by unfavorable cost absorption.

RESTRUCTURING COSTS AND OTHER

2020

Restructuring actions taken in 2020 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

As a result of these actions, for the year ended December 31, 2020 Kodak recorded $17 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $15 million for the year ended December 31, 2020.

The restructuring actions implemented in 2020 are expected to generate future annual cash savings of approximately $24 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $9 million and $15 million, respectively.  Kodak expects the majority of the annual savings to be in effect by the end of 2021 as actions are completed.

2019

For the year ended December 31, 2019 Kodak recorded $16 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions are highly volatile due to the COVID-19 pandemic.  The conversion of accounts receivable to cash is taking longer and collection risk has increased since before the pandemic.  The economic uncertainty surrounding the COVID-19 pandemic is an additional complexity in Kodak’s plans to return to sustainable positive cash flow.  To mitigate the economic impacts of the pandemic Kodak employed temporary furloughs and pay reductions and adjusted manufacturing volumes to meet changing expectations around production requirements.

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

	As of December 31,
(in millions)	2020	2019
Cash, cash equivalents and restricted cash	$256	$290

Cash Flow Activity

	Year Ended December 31,
(in millions)	2020	2019	Year-Over-Year Change
Cash flows from operating activities:
Net cash (used in) provided by in operating activities	$(35)	$12	$(47)
Cash flows from investing activities:
Net cash (used in) provided by investing activities	(13)	311	(324)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	10	(298)	308
Effect of exchange rate changes on cash and restricted cash	4	(2)	6
Net (decrease) increase in cash, cash equivalents, restricted cash and cash in assets held for sale	$(34)	$23	$(57)

Operating Activities

Net cash (used in) provided by operating activities declined $47 million for the year ended December 31, 2020 as compared with the prior year primarily due to increased cash use for accounts payable and other liabilities, including the payment of $6 million of interest upon the conversion of the Convertible Notes, partially offset by higher reductions of accounts receivable in 2020 and lower cash operating losses.  Additionally, cash used in operations in 2019 benefitted from the allocation of $10 million of the proceeds from the divestiture of FPD as consideration for a brand license, the allocation of $13 million of the proceeds from entering the relationship with HuaGuang as consideration for an intellectual property license receipt and the receipt of a $15 million prepayment for transition services, products, and other services as a part of the divestiture of FPD.

Investing Activities

Net cash (used in) provided by investing activities decreased $324 million for the year ended December 31, 2020 as compared to the prior year due to proceeds from the sale of FPD in the prior year.

Financing Activities

Net cash provided by (used in) financing activities improved $308 million in the year ended December 31, 2020 as compared to the prior year driven by the current year proceeds received from option exercises, the prior year repayment of the Company’s term credit agreement and the prior year payment of contingent consideration partially offset by the issuance of the Convertible Notes and the proceeds from the RED – Rochester borrowing and the current year payment of preferred stock dividends.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement.  The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At December 31, 2020 and 2019, approximately $99 million and $72 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $97 million and $161 million, respectively, of cash and cash equivalents were held outside the U.S.

Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.  As of December 31, 2020 and 2019 outstanding intercompany loans to the U.S. were $449 million and $408 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $150 million and $110 million.

In China, where approximately $34 million and $89 million, respectively, of cash and cash equivalents were held as of December 31, 2020 and 2019, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak in an inter-company transaction.

ABL Credit Agreement

On January 27, 2020 Kodak exercised its right under the Amended and Restated Credit Agreement (the “ABL Credit Agreement”) to permanently reduce lender commitments, reducing the commitments from $150 million to $120 million.  As a result, the minimum Excess Availability decreased to $15 million from the previous minimum of $18.75 million.  (Refer to the Amended and Restated Credit Agreement section of Note 9, “Debt and Finance Leases”, for the definition of Excess Availability).

On March 27, 2020, the Company and the subsidiaries of the Company that are guarantors (the “Subsidiary Guarantors”) entered into Amendment No. 3 to the ABL Credit Agreement (the “Amendment”) with the Lenders and Bank of America, N.A., as administrative and collateral agent.  The Amendment decreased the available asset-based revolving loans (the “ABL Loans”) and letters of credit from an aggregate amount of up to $120 million to $110 million, subject to the Borrowing Base.

As a result of the additional reduction in lender commitments, the minimum Excess Availability decreased to $13.75 million from the previous amount of $15 million.

The changes provided by the Amendment to the Excess Availability and Equipment Availability combined with increases in Eligible Receivables and Eligible Inventory allowed the Company to decrease Eligible Cash by $13 million at the time of the Amendment without causing Excess Availability to fall below the minimum required.

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

The Company had issued approximately $90 million and $80 million of letters of credit under the ABL Credit Agreement as of December 31, 2020 and 2019, respectively.  Under the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($13.75 million at December 31, 2020).  If Excess Availability is below 12.5% of lender commitments the Company has the ability to fund amounts into the Eligible Cash account which will increase Excess Availability for purposes of the previous month-end compliance reporting.  The Company had approximately $20 million of Excess Availability under the ABL Credit Agreement for the December 31, 2020 compliance reporting and $22 million of Excess Availability under the ABL Credit Agreement as of December 31, 2019.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of December 31, 2020 and 2019, respectively), Kodak funded $35 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of December 31, 2020 and 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

Under the ABL Credit Agreement, if Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with a minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Kodak intends to continue to maintain Excess Availability above the minimum threshold which may require additional funding of Eligible Cash.  In addition to Eligible Cash, the borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  To the extent the assets supporting the borrowing base decline, if the remaining assets included in the borrowing base are not sufficient to support the required Excess Availability amount, additional funding of Eligible Cash may be required.  Since Excess Availability was greater than 12.5% of lender commitments Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of December 31, 2020 Fixed Charges (as defined in the ABL Credit Agreement) exceeded EBITDA by approximately $37 million, therefore the Fixed Charges Coverage Ratio was less than 1.0 to 1.0.  See “February 26, 2021 Financing Transactions” below for a summary of subsequent amendments to the ABL Credit Agreement.

Other Collateral Requirements

The New York State Workers’ Compensation Board (“NYSWCB”) requires security deposits related to self-insured workers’ compensation obligations.  The security deposit required by NYSWCB is based on actuarial calculations of the Company’s obligations and company specific factors such as its declining workforce and reducing exposure.  The NYSWCB calculation also includes a financial contingency based on the employer’s credit rating and a calculation of unallocated loss adjustment expenses. In 2020 the NYSWCB waived these charges to provide employers some relief while they endure the economic impacts of COVID.  The waived security deposits amounted to $16.7 million in 2020.  The increase to the security deposit required by NYSWCB in 2020, not including the waived amounts, was $14.9 million.  The Company has agreed to post additional collateral of approximately $3 million for each of the next five years to satisfy the current security deposit obligation.

The collateral obligation can be satisfied by issuing letters of credit or through other means.  The amount of security deposit required by NYSWCB will be re-calculated annually.  Therefore, the amount of additional collateral required may change each year.

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

February 26, 2021 Financing Transactions

On February 26, 2021 the Company entered into a five-year Term Credit Agreement (the “Term Loan Credit Agreement”), a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”), a Securities Purchase Agreement (the “Securities Purchase Agreement”), and a Series A Preferred Stock Repurchase and Exchange Agreement (the “Repurchase and Exchange Agreement”).

The Term Loan Credit Agreement provides for an initial term loan in the amount of $225 million and a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023.  The term loan bears interest at a rate of 8.5% per annum payable in cash and 4.0% per annum payable “in-kind” or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum.  The Purchase Agreement provides for the sale of a total of $100 million of Series C Preferred Stock, with an initial sale of $75 million of Series C Preferred Stock and an additional $25 million of this series of preferred stock subject to Hart-Scott-Rodino Antitrust Improvements Act clearance. The Series C Preferred Stock provides for cumulative dividends payable quarterly “in-kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum.  The Securities Purchase Agreement provides for the issuance of an aggregate of one million shares of common stock for a purchase price of $10.00 in cash per share for an aggregate purchase price of $10 million and $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 to the lenders under the Term Loan Credit Agreement.  The convertible notes bear interest at a rate of 5.0% per annum, which will be payable in cash on the maturity date and in additional shares of Common Stock on any conversion date.  With the proceeds from these transactions, the Company repurchased one million shares of the Series A Preferred Stock under the terms of the Repurchase and Exchange Agreement for $100 million plus accrued and unpaid dividends.  In addition, Kodak has issued one million shares of Series B Preferred Stock in exchange for the remaining Series A Preferred Stock.  The Series B Preferred Stock provides for cumulative dividends payable quarterly in cash at a rate of 4.0% per annum.  The Company received net proceeds of approximately $235 million on February 26, 2021, before fees of approximately $10 million, as a result of these transactions.

On February 26, 2021 the Company also entered into a cash collateralized Letter of Credit Facility Agreement for up to $50 million and amended its ABL Credit Agreement to decrease the commitments from $110 million to $90 million and to extend the maturity date to February 26, 2024, or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s outstanding term loan, convertible notes, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock or any refinancing of any of the foregoing.  Pursuant to the Letter of Credit Facility Agreement, the Letter of Credit Lenders committed to issue letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, provided that the Company posts cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”). The term of the Letter of Credit Facility Agreement is three years, subject to the same automatic springing maturity as the Amended ABL Credit Agreement. The balance on deposit as of February 26, 2021 in the L/C Cash Collateral account was approximately $49 million, of which approximately $14 million was deposited into the L/C Cash Collateral account from proceeds of the financing transactions described herein and the remainder of which was cash collateral previously used to secure letters of credit under the ABL Credit Agreement. The amendment to the ABL Credit Agreement also removed Eligible Cash from the Borrowing Base.  Therefore, amounts funded into the Eligible Cash account will no longer increase Excess Availability for purposes of the month-end compliance reporting.  The ABL Amendment also adds a requirement, tested quarterly, that the Company maintain Minimum Liquidity (as defined in the Amended ABL Credit Agreement) of at least $80 million, and a corresponding requirement is contained in the Letter of Credit Facility Agreement.

Other Sources/Uses of Cash Related to Financing Transactions

The holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.5% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  The Company declared quarterly cash dividends in the third and fourth quarters of 2019 and each quarter of 2020 that were paid when due.  In July 2020, the Company declared and paid the four quarterly dividends that were in arrears in the aggregate amount of $11 million.  Due to exercises of stock options primarily by ex-employees, the Company received approximately $33 million, net of tax payments, in 2020.

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $17 million relating to its defined benefit pension and postretirement benefit plans in 2020.  For 2021, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its defined benefit pension and postretirement plans are approximately $17 million.

Capital Expenditures

Cash flows from investing activities included $17 million for capital expenditures for the year ended December 31, 2020.  Kodak expects approximately $15 million to $25 million of cash flows for investing activities from capital expenditures for the year ending December 31, 2021, before consideration of any investment Kodak may make utilizing proceeds from the February 26, 2021 financing transactions.  Kodak plans to invest some of the proceeds from those financing transactions in growth opportunities in Kodak’s core businesses of print, advanced materials and chemicals as well as corporate infrastructure investments expected to contribute to improvements in cash flow.

U.S. International Development Finance Corporation Non-Binding Letter of Interest

On July 28, 2020 the U.S. International Development Finance Corporation signed a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs.  The DFC Loan would be for facility upgrades and construction, provide working capital, and finance other necessary direct expenditures supporting the launch of Kodak Pharmaceuticals.  The signing of the letter of interest indicated Kodak’s successful completion of the DFC’s initial screening, which would be followed by standard due diligence conducted by the DFC before financing would be formally committed.  The application process for the DFC Loan was put on hold when investigations were commenced with respect to the circumstances surrounding the DFC Announcement.  While the letter of interest with the DFC has never been formally terminated and the Company has not received any communication from the DFC rejecting its application, given the time that has elapsed and the recent changes in administration at the federal government and the DFC the Company is operating on the basis that the DFC Loan as envisioned at the time of the DFC Announcement will not proceed.  The Company remains interested in working with the DFC and other governmental agencies to leverage its assets and technology to on-shore manufacturing of pharmaceutical and other healthcare materials.  As described under “Overview” above, the Company is also continuing to explore expanding further into the pharmaceutical space on a smaller scale than contemplated by the DFC Loan using other sources of capital, including a portion of the capital raised by the Company on February 26, 2021.

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

Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2020 was not material to Kodak’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kodak is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive (loss) income, equity (deficit) and cash flow for the year ended December 31, 2020, and the related notes and schedule for the year ended December 31, 2020 appearing in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes Valuation Allowance
Description of the Matter

As discussed in Note 18 to the consolidated financial statements, as of March 31, 2020 the Company recorded a provision of $167 million associated with the establishment of a valuation allowance for deferred taxes at locations outside the U.S. and, at December 31, 2020, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $1,113 million and a $1,112 million valuation allowance. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

Management’s analysis of the realizability of its deferred tax assets was significant to our audit because the amounts and disclosures are material to the consolidated financial statements and involved complex audit judgment.

How We Addressed the Matter in Our Audit

As part of our audit procedures over the valuation allowance, we evaluated the Company’s assessment of the realizability of deferred tax assets, including management’s evaluation of the sources of taxable income considered in determining whether a valuation allowance is required and management’s assessment of all available evidence, both positive and negative, to determine the amount of the valuation allowance. We involved our tax professionals to evaluate the application of tax law in the Company’s assessment and the resultant valuation allowance. We also tested the Company’s scheduling of the timing and amount of reversal of taxable temporary differences.

Accounting for Conversion of Convertible Notes
Description of the Matter

As discussed in Notes 9 and 14 of the consolidated financial statements, on May 24, 2019 the Company issued in the aggregate $100 million in 5% Secured Convertible Notes due 2021 (the “Convertible Notes”). The Convertible Notes contained conversion features and a term extension option that were not considered clearly and closely related to the Convertible Notes. Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability. All of the Convertible Notes were converted to shares of the Company’s common stock in two separate conversion transactions with effective dates of August 3, 2020 and September 30, 2020.  The embedded conversion features and term extension option were revalued as of the effective dates of the conversion transactions and resulted in the recognition of an aggregate of $416 million in net expense recorded within Other charges, net, in the Consolidated Statement of Operations for the year ended December 31, 2020.

Auditing management’s evaluation of the transactions was especially challenging due to the complexity in assessing the key inputs used in the valuation of the bifurcated embedded features as of the effective dates of the conversion transactions. Additionally, the fair value of the embedded derivative was sensitive to changes in these key inputs which required judgement in evaluating their reasonableness.

How We Addressed the Matter in Our Audit

To test the accounting for the conversion transactions, our audit procedures included, among others, inspection of the contract, the conversion notices received from the Convertible Note holders, and testing completeness and accuracy of the data used as well as management’s application of the relevant accounting guidance. We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the Convertible Notes inclusive of the embedded features, including testing the appropriateness of the methodology and underlying inputs used and assessing the reasonableness of those inputs. We also evaluated the Company’s presentation of the net expense recognized on the conversion transactions in its Consolidated Statement of Operations and the Company’s disclosures included in Notes 9 and 14 related to the fair value of the embedded features.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Rochester, New York

March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

Opinion on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the consolidated statement of financial position of Eastman Kodak Company and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive (loss) income, equity (deficit) and cash flow for the year ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2019 appearing under Item 15(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 (not presented herein) to the consolidated financial statements, the Company has limitations on its ability to repatriate cash held outside the U.S. to other jurisdictions, experienced recent operating losses and negative cash flow from operations, redemption dates in 2021 for debt and preferred stock and significant cash requirements to fund ongoing operations and other obligations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 (not presented herein).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 17, 2020, except for the change in composition of reportable segments discussed in Note 27 to the consolidated financial statements, as to which the date is March 16, 2021

We served as the Company's auditor from at least 1924 to 2020.  We have not been able to determine the specific year we began serving as auditor of the Company.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2020	2019
Revenues
Sales	$806	$979
Services	223	263
Total net revenues	1,029	1,242
Cost of revenues
Sales	743	877
Services	151	183
Total cost of revenues	894	1,060
Gross profit	135	182
Selling, general and administrative expenses	172	211
Research and development costs	34	42
Restructuring costs and other	17	16
Other operating (income) expense, net	(14)	15
Loss from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges, net and income taxes	(74)	(102)
Interest expense	12	16
Pension income excluding service cost component	(98)	(104)
Loss on early extinguishment of debt	2	—
Other charges, net	386	46
Loss from continuing operations before income taxes	(376)	(60)
Provision for income taxes	168	31
Loss from continuing operations	(544)	(91)
Earnings from discontinued operations, net of income taxes	3	207
NET (LOSS) EARNINGS	$(541)	$116

Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(9.83)	$(2.58)
Discontinued operations	0.06	4.81
Total	$(9.77)	$2.23

Number of common shares used in basic and diluted (loss) earnings per share	57.4	43.0

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2020	2019
NET (LOSS) EARNINGS	$(541)	$116

Other comprehensive loss, net:
Currency translation adjustments and other	(16)	6
Pension and other postretirement benefit plan obligation activity, net of tax	(13)	(12)
Other comprehensive loss, net attributable to Eastman Kodak Company	(29)	(6)
COMPREHENSIVE (LOSS) INCOME, NET	$(570)	$110

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$196	$233
Trade receivables, net of allowances of $10 and $8	177	208
Inventories, net	206	215
Restricted cash - current portion	7	12
Other current assets	39	36
Current assets held for sale	2	2
Total current assets	627	706
Property, plant and equipment, net	152	181
Goodwill	12	12
Intangible assets, net	39	47
Operating lease right-of-use assets	48	49
Restricted cash	53	45
Deferred income taxes	—	147
Other long-term assets	317	228
TOTAL ASSETS	$1,248	$1,415

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$118	$153
Short-term borrowings and current portion of long-term debt	2	2
Current portion of operating leases	12	12
Other current liabilities	164	201
Total current liabilities	296	368
Long-term debt, net of current portion	17	109
Pension and other postretirement liabilities	406	378
Operating leases, net of current portion	49	48
Other long-term liabilities	212	231
Total liabilities	980	1,134

Commitments and contingencies (Note 12)

Redeemable, convertible Series A preferred stock, no par value, $100 per share liquidation preference	191	182

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,152	604
Treasury stock, at cost	(9)	(9)
Accumulated deficit	(620)	(79)
Accumulated other comprehensive loss	(446)	(417)
Total equity	77	99
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,248	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Series A Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	(3)	$173
Net earnings	—	—	116	—	—	116	—
Adjustments due to ASU 2016-02	—	—	5	—	—	5	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(12)	—	(12)	—
Series A preferred stock cash dividends	—	(11)	—	—	—	(11)	—
Series A preferred stock deemed dividends	—	(9)	—	—	—	(9)	9
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182
Net loss	—	—	(541)	—	—	(541)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(16)	—	(16)	—
Pension and other postretirement liability adjustments	—	—	—	(13)	—	(13)	—
Series A preferred stock cash and accrued dividends	—	(11)	—	—	—	(11)	—
Series A preferred stock deemed dividends	—	(9)	—	—	—	(9)	9
Conversion of Convertible Notes		520				520
Stock option exercises		29				29
Stock-based compensation	—	19	—	—	—	19	—
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	$77	$191

(1)	There are 60 million shares of no par value preferred stock authorized, 2 million of which have been issued.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(541)	$116
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	37	55
Pension and other postretirement income	(77)	(91)
Change in fair value of embedded derivatives in the Series A Preferred Stock and the Convertible Notes	382	42
Asset impairments	3	6
Stock based compensation	15	7
Non-cash changes in workers' compensation and postemployment reserves	4	3
Net gains on sales of businesses/assets	(10)	(201)
Loss on early extinguishment of debt	2	—
Provision for deferred income taxes	160	21
Decrease in trade receivables	33	21
Decrease in inventories	12	11
(Decrease) increase in trade accounts payable	(36)	25
Decrease in liabilities excluding borrowings	(26)	(10)
Other items, net	7	7
Total adjustments	506	(104)
Net cash (used in) provided by operating activities	(35)	12

Cash flows from investing activities:
Additions to properties	(17)	(15)
Net proceeds from sales of businesses/assets, net	2	326
Net proceeds from return of equity investment	2	—
Net cash (used in) provided by investing activities	(13)	311

Cash flows from financing activities:
Proceeds from stock option exercises	33	—
Repayment of emergence credit facilities	—	(395)
Proceeds from issuance of convertible notes	—	98
Proceeds from other borrowings	—	14
Payment of contingent consideration related to the sale of a business	—	(10)
Preferred stock dividend payments	(22)	(3)
Finance lease payments	(1)	(2)
Net cash provided by (used in) financing activities	10	(298)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(2)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash in assets held for sale	(34)	23
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	290	267
Cash, cash equivalents and restricted cash, end of period (1)	$256	$290

(1)	Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for a breakdown of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2020	2019
Cash paid for interest and income taxes was:
Interest	$8	$21
Income taxes (net of refunds)	$8	$17

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

When used in this report, unless otherwise indicated by the context, “EKC” or the “Company” means the parent company, Eastman Kodak Company, and “Kodak” refers to the consolidated group,

BASIS OF CONSOLIDATION

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

As of December 31, 2020 and 2019, Kodak had approximately $196 million and $233 million of cash and cash equivalents, respectively.  $99 million and $72 million was held in the U.S. as of December 31, 2020 and 2019, respectively, and $97 million and $161 million were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Outstanding inter-company loans to the U.S. as of December 31, 2020 and 2019 were $449 million and $408 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $150 million and $110 million as of December 31, 2020 and 2019, respectively. In China, where approximately $34 million and $89 million of cash and cash equivalents was held as of December 31, 2020 and 2019, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak in an inter-company transaction.  Kodak had a net decrease in cash, cash equivalents and restricted cash of $34 million for the year ended December 31, 2020 and a net increase in cash, cash equivalents, restricted cash and cash in assets held for sale of $23 million for the year ended December 31, 2019.  Kodak used cash of $35 million in operating activities for year ended December 31, 2020 and generated cash from operating activities of $12 million for the year ended  December 31, 2019.  Cash flow from operations in 2019 benefitted from working capital improvements and individual transactions that occurred during the year.

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

As of December 31, 2020 and 2019 Kodak was facing liquidity challenges due to operating losses and low or negative cash flow from operations.  As of December 31, 2020 Kodak had $90 million of letters of credit issued under the Amended and Restated Credit Agreement (the “ABL Credit Agreement”) which had a maturity date of May 26, 2021.  The Series A Preferred Stock of $200 million was required to be redeemed on November 15, 2021 if not converted prior to then.  Additionally, Kodak has significant cash requirements to fund ongoing operations, restructuring programs, pension and other postretirement obligations, and other obligations.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, simplifying the organizational structure, generating cash from selling and leasing underutilized assets and paring investment in new technology by eliminating or delaying product development programs.  Additionally, the Company looks to implement ways to reduce collateral needs in the U.S. to free-up cash for use in operations.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the United States.  Current global economic conditions are highly volatile due to the COVID-19 pandemic.  The economic uncertainties surrounding the COVID-19 pandemic are adding complexity to Kodak’s plans to return to sustainable positive cash flow.

To mitigate the economic impacts of the pandemic Kodak employed temporary furloughs and pay reductions during 2020 and has been modifying manufacturing volumes as expectations of demand change.

On February 26, 2021 the Company entered into a five-year Term Credit Agreement (the “Term Loan Credit Agreement”), a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”), a Securities Purchase Agreement (the “Securities Purchase Agreement”), and a Series A Preferred Stock Repurchase and Exchange Agreement (the “Repurchase and Exchange Agreement”).

The Term Loan Credit Agreement provides for an initial term loan in the amount of $225 million and a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023.  The Purchase Agreement provides for the sale of a total of $100 million of Series C Preferred Stock with an initial sale of $75 million of Series C Preferred Stock and an additional $25 million of this series of preferred stock subject to Hart-Scott-Rodino Antitrust Improvements Act clearance.  The Securities Purchase Agreement provides for the issuance of an aggregate of one million shares of common stock for a purchase price of $10.00 in cash per share for an aggregate purchase price of $10 million and $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 to the lenders under the Term Loan Credit Agreement.  With the proceeds from these transactions, the Company repurchased one million shares of the Series A Preferred Stock under the terms of the Repurchase and Exchange Agreement for $100 million plus accrued and unpaid dividends.  In addition, Kodak has issued one million shares of Series B Preferred Stock in exchange for the remaining Series A Preferred Stock.  The Company received net proceeds of approximately $235 million on February 26, 2021, before fees of approximately $10 million, as a result of these transactions.

If any shares of Series C Preferred Stock have not been converted prior to 91 days following the fifth anniversary of the initial issuance of the Series C Preferred Stock, the Company will be required to redeem such shares at a redemption price equal to the liquidation preference of the redeemed shares plus the amount of accrued and unpaid dividends thereon; however, the holders of the Series C Preferred Stock have the right to extend such date by up to two years.  If any shares of Series B Preferred Stock have not been converted prior to 91 days following the fifth anniversary of the initial issuance of the Series B Preferred Stock, the Company will be required to redeem such shares at a redemption price equal to the liquidation preference of the redeemed shares plus the amount of accrued and unpaid dividends thereon.

On February 26, 2021 the Company also entered into a cash collateralized Letter of Credit Facility Agreement for up to $50 million and amended its ABL Credit Agreement to decrease the commitments from $110 million to $90 million and extend the maturity date to February 26, 2024, or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s outstanding term loan, convertible notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing.

The recent history of negative operating cash flow, maturity of the ABL Credit Agreement in 2021, redemption date in 2021 for the Series A Preferred Stock, increased challenges in managing cash during the COVID-19 pandemic and general lack of certainty regarding the return to positive cash flow raised substantial doubt about Kodak’s ability to continue as a going concern as of December 31, 2019.  The additional liquidity provided by the financing transactions which closed on February 26, 2021, the extension of the maturity date of the ABL Credit Agreement, and the repurchase and exchange of the Series A Preferred Stock alleviated the substantial doubt about Kodak’s ability to continue as a going concern within one year after the date these financial statements are issued (March 16, 2021).

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 2020.  Refer to Note 27, “Segment Information” for additional information

USE OF ESTIMATES

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value.  The cost of all of Kodak’s inventories is determined by the average cost method, which approximates current cost.  Kodak provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

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

WORKERS’ COMPENSATION

Kodak self-insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported.   Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.  Refer to Note 7, “Other Current Liabilities” and Note 8, “Other Long-Term Liabilities” for the estimated liabilities.  Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries.  Estimated recoveries are not offset against the related accrual.  The amount recorded for the estimated recoveries at December 31, 2020 and 2019 was $21 million each year, of which $18 million is reported in Other long-term assets in the Consolidated Statement of Financial Position each year.  The remaining $3 million at each year end is reported in Other current assets in the Consolidated Statement of Financial Position.

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

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  The operating lease ROU assets are adjusted for prepayments and lease incentives.  Variable lease payments are also excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

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

For non-complex equipment installations and software sales (Prepress and PROSPER Components and Software) businesses revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the buyer, which is generally met when the equipment or software is delivered and installed at the customer site as delivery and installation generally occur within the same period.  For complex equipment installations or integrated software solutions (PROSPER Presses, Electrophotographic Printing Solutions Printers, Software) revenue is deferred until receipt of customer acceptance and control has transferred to the buyer.

Software licenses are sold both in bundled equipment arrangements as discussed above or on a stand-alone basis (Software).  Software licenses are generally perpetual and are usually sold with post-contract support services (“PCS”) which are considered distinct performance obligations as the customer’s use of the existing software is not dependent upon future upgrades. Kodak recognizes software revenue at the time that the customer obtains control over the software which generally occurs upon installation while revenue allocated to the PCS is recognized over the service period.

In service arrangements such as consulting or business process services (Kodak Services for Business) where final acceptance by the customer is required, revenue is deferred until all acceptance criteria have been met and Kodak has a legal right to payment.

Kodak’s licensing revenue is comprised of software licenses as discussed above, licenses to use functional intellectual property (e.g. patents and technical know-how) and licenses to use symbolic intellectual property (e.g. brand names and trademarks) (Advanced Materials and Chemicals and Brand businesses).  The timing and the amount of revenue recognized from the licensing of intellectual property depends upon a variety of factors, including the nature of the performance obligations (functional vs. symbolic licenses), specific terms of each agreement, and the payment terms. Aside from software licenses discussed above, Kodak’s functional licenses generally provide the right to use functional intellectual property; therefore, non-sales/usage-based revenue is recognized when the customer has the right to use the intellectual property while sales and usage-based royalties are recognized in the period the related sales and usage occurs.  Revenue for symbolic licenses such as brand licenses are recognized over time.

Real estate management revenue consists primarily of income from tenant leases, including rent and utilities, as well as facility management services and hosting onsite events. Usage based revenue is recognized as earned while tenant lease income is recognized on a straight-line basis over the lease term (Refer to Leases; Kodak as Lessor above).

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

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of December 31, 2020, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 30% of the revenue from unsatisfied performance obligations is expected to be recognized in 2021, 25% in 2022, 15% in 2023 and 30% thereafter.

RESEARCH AND DEVELOPMENT COSTS

R&D costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $2 million and $5 million for the years ended December 31, 2020 and 2019, respectively.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2020 and 2019, refer to Note 18, “Income Taxes.”

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20 and ASU 2019-01) requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. Kodak adopted the new standard on the effective date of January 1, 2019, applying the new transition method allowed under ASU 2018-11.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. More convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted EPS calculation in certain circumstances.  The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, (January 1, 2024 for Kodak).  Early adoption is permitted for all entities for fiscal years beginning after December 15, 2020.  The ASU allows entities to use either a modified retrospective or full retrospective transition method. Kodak adopted this ASU on January 1, 2021 and it did not have any impact on Kodak’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020 (January 1, 2021 for Kodak) with early adoption permitted. Kodak is currently evaluating the impact of this ASU.

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2020	2019
Cash and cash equivalents	$196	$233
Restricted cash - current portion	7	12
Restricted cash	53	45
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$256	$290

Restricted cash - current portion on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities. In addition, as of December 31, 2019, it also contained collateral for a guaranty provided to MIR Bidco, SA (the “Purchaser”) who purchased Kodak’s Flexographic Packaging business (“FPD”).  As of December 31, 2020, and, 2019, the cash collateral supporting Kodak’s guaranty was $0 million and $4 million, respectively.

Restricted cash includes $35 million and $22 million as of December 31, 2020 and 2019, respectively, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined in Note 9, “Debt and Finance Leases”.  In addition, Restricted cash as of December 31, 2020 and 2019 includes an escrow of $12 million and $14 million, respectively, in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Long-term restricted cash also includes $4 million and $5 million of security posted related to Brazilian legal contingencies as of December 31, 2020 and 2019, respectively.

NOTE 3:  INVENTORIES, NET

	As of December 31,
(in millions)	2020	2019
Finished goods	$97	$105
Work in process	54	54
Raw materials	55	56
Total	$206	$215

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2020	2019
Land	$55	$67
Buildings and building improvements	131	144
Machinery and equipment	388	382
Construction in progress	8	11
	582	604
Accumulated depreciation	(430)	(423)
Property, plant and equipment, net	$152	$181

Depreciation expense was $32 million and $48 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Consolidated Total
As of December 31, 2018
Goodwill	$56	$6	$14	$—	$76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2018	—	6	6	—	12
Impairment	—	—	—	—	—
Balance as of December 31, 2019	—	6	6	—	12
Goodwill reallocation	—	—	(6)	6	—
As of December 31, 2020	—	6	—	6	12

Goodwill	56	6	8	6	76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2020	$—	$6	$—	$6	$12

As a result of the change in segments that became effective as of January 1, 2020, Kodak’s goodwill reporting units changed.  Refer to Note 27, “Segment Information” for additional information on the change to Kodak’s organizational structure.  The Digital Printing segment has three goodwill reporting units: Electrophotographic Printing Solutions; Prosper and Versamark; and Software. The Advanced Materials and Chemicals segment has two goodwill reporting units: Motion Picture and Industrial Films and Chemicals; and Advanced Materials and Functional Printing.  The Traditional Printing segment and Brand segment each have one goodwill reporting unit.

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

Kodak performed interim tests of impairment for goodwill as of June 30, 2020 due to the uncertainty regarding the negative impact of the COVID-19 pandemic on its operations, and as of March 31, 2020, due to the decline in market capitalization as of that date since the last goodwill impairment test (December 31, 2019) and the uncertainty regarding the negative impact of the COVID-19 pandemic at that time.  Based on the results of the June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated.  No interim impairment test for goodwill was performed as of September 30, 2020.

Based upon the results of Kodak’s December 31, 2020 annual impairment test, no impairment of goodwill is indicated.  As of December 31, 2020, the Brand reporting unit had negative carrying value.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2020 and 2019 were as follows:

	As of December 31, 2020
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$80	$19	5 years
Kodak trade name	18	—	18	Indefinite life
Customer-related	11	9	2	3 years
Total	$128	$89	$39

	As of December 31, 2019
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$76	$23	5 years
Kodak trade name	21	—	21	Indefinite life
Customer-related	11	8	3	4 years
Total	$131	$84	$47

The annual and interim impairment tests of the Kodak trade name use the income approach, specifically the relief from royalty method.

In the first quarter of 2020, due to the uncertainty regarding the negative impact of the COVID-19 pandemic at that time, Kodak performed an interim test of impairment for the Kodak trade name.  Based on the result of the interim impairment test, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $3 million are included in Other operating (income) expense, net for the year ended December 31, 2020 in the Consolidated Statement of Operations.  Kodak also performed an interim test of impairment for the Kodak trade name as of June 30, 2020 due to the uncertainty regarding the negative impact of the COVID-19 pandemic.   Based on the result of the interim impairment test as of June 30, 2020, Kodak concluded the fair value of the Kodak trade name exceeded its’ carrying value resulting in no additional impairment.  No interim impairment test for the Kodak tradename was performed as of September 30, 2020.  Based upon the results of Kodak’s annual December 31, 2020 impairment test, no impairment of the Kodak trade name was indicated.

In the fourth quarter of 2019, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $4 million are included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $5 million and $7 million for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2020 was as follows:

(in millions)
2021	$5
2022	5
2023	4
2024	4
2025	3
Total	$21

NOTE 6:  OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2020	2019
Pension assets	$262	$173
Estimated workers' compensation recoveries	18	18
Long-term receivables, net of allowance of $0 million and $4 million	11	11
Other	26	26
Total	$317	$228

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the total assets component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 7:  OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2020	2019
Deferred revenue and customer deposits	$46	$43
Employment-related liabilities	35	38
Customer rebates	21	23
Restructuring liabilities	11	12
Workers' compensation	9	10
Embedded conversion option derivative liability	9	—
Series A Preferred Stock dividends payable	3	14
Deferred consideration on disposed businesses (1)	—	14
Transition services agreement prepayment	—	3
Other	30	44
Total	$164	$201

(1)

On September 3, 2013, Kodak consummated the sale of certain assets and the assumption of certain liabilities of the Personalized Imaging and Document Imaging Businesses (“PI/DI Businesses”) to the trustee of the U. K. pension plan (and/or its subsidiaries, collectively the “KPP Purchasing Parties”) for net cash consideration of $325 million. Up to $35 million in aggregate of the purchase price was subject to repayment if the PI/DI Business did not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  The PI/DI Business did not achieve the adjusted annual EBITDA target for any year in the four-year period.  The amounts owed for 2015, 2016 and 2017 were paid in 2016, 2017 and 2018, respectively.  The maximum potential payment related to the year ending December 31, 2018 of $14 million was accrued at the time of the divestiture of the business.  The Company did not consider the procedural requirements giving rise to the obligation to pay the amount relating to the year ended December 31, 2018 to have been met.  The PI/DI Businesses (operating as Kodak Alaris) filed suit against the Company alleging breach of contract based on the failure to pay the $14 million amount with respect to 2018.  The Company filed counterclaims seeking contractual penalties related to late payments for goods and services provided by Kodak under various separate agreements.  The Company and Kodak Alaris reached a settlement in June 2020 dismissing the actions and all claims and counterclaims asserted against each other and also amended existing supply agreements.  As a part of the settlement agreement, $11 million of the deferred consideration on disposed businesses was offset against receivables of $11 million for goods and services owed to the Company by Kodak Alaris.  Income of $3 million from the release of the remaining deferred consideration on disposed businesses will be recognized as revenue over the term of the amended supply agreements.

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

NOTE 8:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2020	2019
Workers' compensation	$89	$84
Asset retirement obligations	41	48
Deferred taxes	31	13
Deferred brand licensing revenue	17	18
Embedded conversion option derivative liabilities	—	52
Environmental liabilities	9	10
Other	25	6
Total	$212	$231

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 9:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at December 31, 2020 and 2019:

				As of December 31,
				2020	2019
(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	RED-Rochester, LLC	2033	11.42%	1	1
	Finance leases		Various	1	1
				2	2

Non-current portion:
	Convertible debt	2021	11.72%	—	91
	RED-Rochester, LLC	2033	11.42%	12	13
	Finance leases	Various	Various	3	4
	Other debt	Various	Various	2	1
				17	109
				$19	$111

Annual maturities of debt and finance leases outstanding at December 31, 2020 were as follows:

(in millions)	Carrying Value	Maturity Value
2021	$2	$2
2022	2	2
2023	1	1
2024	1	1
2025	1	1
2026 and thereafter	12	12
Total	$19	$19

Convertible Notes

On May 20, 2019, the Company and Longleaf Partners Small Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern Asset Management, Inc. (the “Notes Purchasers”), entered into a Notes Purchase Agreement pursuant to which the Company agreed to issue and sell to the Notes Purchasers, and the Notes Purchasers agreed to purchase from the Company, $100 million aggregate principal amount of the Company’s Convertible Notes due 2021.  The transaction closed on May 24, 2019.  The proceeds were used to repay the remaining first lien term loans outstanding ($83 million) under the Company’s term credit agreement, which was terminated with the repayment.  The remaining proceeds were used for general corporate purposes.  The Notes Purchasers also hold all outstanding shares of the Company’s Series A Preferred Stock, and are holders of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), as described below.  The maturity date of the Convertible Notes was November 1, 2021.

The Convertible Notes bore interest at a rate of 5.00% per annum, which would have been payable in cash on their maturity date and, at the option of the Company, in either cash or additional shares of Common Stock on any conversion date.  The payment of interest only at the maturity date had the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore is considered Paid-In-Kind interest (“PIK”).  Therefore, PIK was added to the carrying value of the debt through the term and interest expense was recorded using the effective interest method.

On July 29, 2020, the Company received conversion notices from holders of the Convertible Notes exercising their rights to convert an aggregate of $95 million of principal amount of the Convertible Notes (the “Initial Converted Notes”) into shares of the Company’s common stock, par value $.01 per share (“Common Stock”).  Under the terms of the Convertible Notes, the conversion date of the Initial Converted Notes was July 29, 2020 (the “Initial Conversion Date”) and the Company was obligated to deliver an aggregate of 29,922,956 shares of Common Stock (the “Initial Conversion Shares”) to the holders of the Initial Converted Notes within five trading days after the Initial Conversion Date.  The Company issued the Initial Conversion Shares on August 3, 2020 and paid the $5.6 million of accumulated interest on the Initial Converted Notes in cash.  As a result, the Company’s obligations under the Initial Converted Notes were fully discharged and the remaining outstanding principal amount of the Convertible Notes was $5 million.

On September 30, 2020, the Company announced its election to mandatorily convert the remaining $5 million outstanding principal amount of the Convertible Notes (the “Mandatory Converted Notes”) into shares of Common Stock.  The conversion of the Mandatory Converted Notes was effective on September 30, 2020 (the “Mandatory Conversion Date”).  The Company issued 1,574,892 shares of Common Stock to the holder of the Mandatory Converted Notes on September 30, 2020 (the “Mandatory Conversion Shares”).  The Company paid the accrued interest on the Mandatory Converted Notes in the form of cash and interest ceased to accrue on the Mandatory Converted Notes on the Mandatory Conversion Date.  As a result of the conversion of all the Convertible Notes, the lien granted by the Company on certain of its assets to secure the Convertible Notes was released.

Embedded Derivatives

The Convertible Notes were considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features and term extension at the Company’s option were not considered clearly and closely related to the Convertible Notes.  Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability.  Kodak allocated $14 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features and term extension on the date of issuance which reduced the net carrying value of the Convertible Notes.  The derivative was being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations (refer to Note 14, “Financial Instruments”).

The carrying value of the Convertible Notes at the time of issuance, $84 million ($100 million aggregate gross proceeds less $14 million allocated to the derivative liability and $2 million in transaction costs), was being accreted to the face amount using the effective interest method from the date of issuance through the maturity date.

Loss on Early Extinguishment

The calculation of the loss on early extinguishment of debt is shown below:

(in millions)
Fair value of Initial Conversion Shares	$506
Fair value of Mandatory Conversion Shares	13
Carrying value of Convertible Notes	(92)
Fair value of pro-rata share of embedded derivatives at Initial Conversion Date	(416)
Fair value of pro-rata share of embedded derivatives at Mandatory Conversion Date	(9)
Total	$2

Amended and Restated Credit Agreement

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

The ABL Credit Agreement provides that the Lenders will make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.

On January 27, 2020 Kodak exercised its right under the ABL Credit Agreement to permanently reduce lender commitments from $150 million to $120 million.  As a result, the minimum Excess Availability decreased to $15 million from the previous minimum of $18.75 million.

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

The Amendment decreased the available ABL Loans and letters of credit from an aggregate amount of up to $120 million to $110 million, subject to the Borrowing Base.  As a result of the additional reduction in lender commitments, the minimum Excess Availability decreased to $13.75 million from the previous amount of $15 million.

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

Under the ABL Credit Agreement, Kodak is required to maintain a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00 when Excess Availability is less than 12.5% of lender commitments.  As of December 31, 2020 and 2019, 12.5% of lender commitments were $13.75 million and $18.75 million, respectively.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2020 and 2019, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

The Company has issued approximately $90 million and $80 million of letters of credit under the ABL Credit Agreement as of December 31, 2020 and 2019,  The Company had approximately $20 million and $22 million of Excess Availability under the ABL Credit Agreement as of December 31, 2020 and 2019, respectively.  Excess Availability is equal to the sum of (i) 85% of the amount of the Eligible Receivables less a Dilution Reserve, (ii) the lesser of 85% of Net Orderly Liquidation Value or 75% of the Eligible Inventory, (iii) the lesser of 70% of Orderly Liquidation Value of Eligible Equipment or $12.75 million as of December 31, 2020 and (iv) Eligible Cash less (a) Rent and Charges Reserves, (b) Principal Outstanding and (c) Outstanding Letters of Credit.  Availability is subject to the borrowing base calculation, reserves and other limitations.  To maintain Excess Availability of greater than 12.5% of lender commitments ($13.75 million and $18.75 million as of December 31, 2020 and 2019, respectively), Kodak funded $35 million and $22 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent as of December 31, 2020 and 2019, respectively, which is classified as Restricted Cash in the Consolidated Statement of Financial Position.

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

The ABL Credit Agreement matures on May 26, 2021.

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has provided an unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the Credit Agreements.  Obligations under the ABL Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and were also secured by (ii) a second lien on the Term Collateral (as defined below).  Subject to certain exceptions, obligations under the Term Credit Agreement were secured by: (i) a first lien on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral, including a first lien on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (collectively the “Term Collateral”) and (ii) a second lien on the ABL Collateral.  With the repayment of the First Lien Loans, the obligations under the ABL Agreement are now secured by a first lien on the Term Collateral.  The aggregate carrying value of the Term Collateral and ABL Collateral as of December 31, 2020 and 2019 was $1,412 million and $1,302 million, respectively

Under the terms of the ABL Credit Agreement, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets.  Further, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0.  Upon designation of Unrestricted Subsidiaries, the Company is required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc., Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. Collectively, these subsidiaries have sales of approximately $6 million and $12 million for the years ended December 31, 2020 and 2019, respectively, which represents 1% of Kodak’s consolidated sales for both periods.

These subsidiaries had assets of $15 million and $20 million as of December 31, 2020 and 2019, respectively, which represented 1% of Kodak’s consolidated assets as of such dates.  Each of the capitalized but undefined terms has the meaning ascribed to such term in the Credit Agreements.

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

The ABL Credit Agreement limits, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments (ABL Credit Agreement only).  In addition to other customary affirmative covenants, the ABL Credit Agreement provides for a periodic delivery by the Company of its various financial statements as set forth in the ABL Credit Agreement. Events of default under the ABL Credit Agreement include, among others, failure to pay any principal, interest or other amount due under the applicable agreement, breach of specific covenants and a change of control of the Company.  Upon an event of default, the lenders may declare the outstanding obligations under the ABL Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for in such agreement.

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

The Company has classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividend and Other Rights

On November 14, 2016, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series A Preferred Stock which became effective upon filing.  The Series A Preferred Stock ranks senior to the Company’s common stock (“Common Stock”) with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series A Preferred Stock has a liquidation preference of $100 per share, and the holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.  Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  After the second quarter of 2019, the Company has declared quarterly cash dividends in each quarter that were paid when due.  In July 2020, the Company declared and paid the four quarterly dividends that were in arrears.  The total amount of dividends in arrears was $11 million.

Until December 24, 2020, when the Certificate of Designations was amended, holders of Series A Preferred Stock were entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as-converted basis, except where a separate class vote was required by law.  Holders of Series A Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Until December 24, 2020, when such contractual right was terminated by amendment, the Purchasers had the right to nominate members to the Company’s board of directors proportional to their ownership on an as converted basis, which initially allowed the Purchasers to nominate two members to the board.  If dividends on any Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of Series A Preferred Stock, voting with holders of all other preferred stock of the Company whose voting rights are then exercisable, will be entitled to vote for the election of two additional directors in the next annual meeting and all subsequent meetings until all accumulated dividends on such Series A Preferred Stock and other voting preferred stock have been paid or set aside.  One of the directors on the Company’s current board of directors was nominated by the Purchasers.

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

The Company concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price is increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis at fair value as a single derivative.  The Company allocated $43 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance which reduced the original carrying value of the Series A Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations. The fair value of the Series A Preferred Stock derivative as of December 31, 2020 was a liability of $9 million and is included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.  The fair value of the Series A Preferred Stock derivative as of December 31, 2019 was a liability of $1 million which is included in Other long-term liabilities.  Refer to Note 14, “Financial Instruments” for information on the valuation of the derivative.

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

NOTE 11:  LEASES

Kodak as lessee

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	December 31,
(in millions)	Consolidated Statement of Financial Position	2020	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$48	$49
Finance lease assets	Property, plant and equipment, net	4	5
Total lease assets		$52	$54

Liabilities
Current
Operating	Current portion of operating leases	$12	$12
Finance	Short-term borrowings and current portion of long-term debt	1	1
Noncurrent
Operating	Operating leases, net of current portion	49	48
Finance	Long-term debt, net of current portion	3	4
Total lease liabilities		$65	$65

Weighted-average remaining lease term
Operating			6 years
Finance (1)			393 years
Weighted-average discount rate
Operating (2)			13.81%
Finance			6.86%

(1)	One finance lease has a remaining term of 967 years. The weighted-average lease term excluding the lease with a remaining term of 967 years is 4 years.

(2)	Upon adoption of ASC 842, Kodak’s incremental borrowing rate of 16.50% as of January 1, 2019 was used for existing operating leases.

Lease Costs

The table below presents certain information related to the lease expense for finance and operating leases.  Lease expense is presented gross of sublease income.  See “Kodak as Lessor” section below for income from subleases.

	Year Ended December 31,
(in millions)	2020	2019
Finance lease expense
Amortization of leased assets	$1	$3
Interest on lease liabilities	—	—
Operating lease expense	21	25
Variable lease expense (1)	9	10
Total lease expense	$31	$38

(1)	Variable lease expense is related to real estate leases and primarily includes taxes, insurance and operating costs.

Other Information

The table below presents supplemental cash flow information related to leases.

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$22	$25
Operating cash flow for finance leases	—	—
Financing cash flow for finance leases	1	2
	$23	$27

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
2021	$19	$1
2022	21	1
2023	11	1
2024	10	—
2025	6	—
Thereafter	28	121
Total minimum lease payments	95	124
Less: amount of lease payments representing interest	(34)	(120)
Present value of future minimum lease payments	61	4
Less: current obligations under leases	12	1
Long-term lease obligations	$49	$3

Kodak as Lessor

Kodak’s net investment in sales-type leases as of December 31, 2020 was $5 million.  The current portion of the net investment in sales-type leases is included in Trade receivables in the Consolidated Statement of Financial Position.  The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded in the Consolidated Statement of Financial Position:

(in millions)
2021	$2
2022	2
2023	1
2024 and thereafter	1
Total minimum lease payments	6
Less: unearned interest	(1)
Less: allowance for doubtful accounts	—
Net investment in sales-type leases	$5

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
2021	$7
2022	5
2023	4
2024	4
2025	1
Thereafter	7
Total minimum lease payments	$28

Income recognized on lease arrangements for the years ended December 31, 2020 and 2019 is presented below:

	Year Ended December 31,
(in millions)	2020	2019
Lease income - sales-type leases	$1	$—
Lease income - operating leases	8	9
Sublease income	2	6
Variable lease income (1)	5	6
Total lease income	$16	$21

(1)	Variable lease income primarily represents operating costs under real estate leases and incremental variable income based on usage under equipment leases.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2020	2019
Equipment subject to operating leases	$24	$29
Accumulated depreciation	(19)	(20)
Equipment subject to operating leases, net	$5	$9

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

The following table provides asset retirement obligation activity (in millions):

	For the Year Ended December 31,
	2020	2019
Asset Retirement Obligations at start of period	$48	$48
Liabilities incurred in the current period	1	3
Liabilities settled in the current period	(9)	(6)
Accretion expense	1	2
Revision in estimated cash flows	—	1
Asset Retirement Obligations at end of period	$41	$48

Other Commitments and Contingencies

As of December 31, 2020, the Company had outstanding letters of credit of $90 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $29 million, and restricted cash of $60 million, primarily to support compliance with the Excess Availability threshold under the ABL Credit Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities.  The restricted cash and deposits are recorded in Restricted cash – current portion and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2020, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2020, Kodak has posted security composed of $4 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $43 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

On July 28, 2020, the U.S. International Development Finance Corporation (the “DFC”) announced (the “DFC Announcement”) the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”).

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project.  Since the filing of the Securities Class Actions, procedural activities have been ongoing relating to the determination of venue and lead plaintiff.

In addition to the Securities Class Actions, on December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and each of the members of its Board of Directors, in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosure (the “Fiduciary Class Action”).  The Company has also received three requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the DFC Announcement and alleged proxy statement disclosure deficiencies.  The Company has responded to and engaged in discussions concerning these requests, and its response and discussions may serve as the basis for the requestors to bring shareholder derivative lawsuits (any such lawsuits, collectively with the Fiduciary Class Action, the “Fiduciary Matters”).

The DFC Announcement has also prompted investigations by several congressional committees, the SEC and the New York Attorney General’s office.

The Securities Class Actions, Fiduciary Matters and investigations by several congressional committees, the SEC and the New York Attorney General’s office pertaining to the DFC Announcement remain ongoing.  The Company intends to vigorously defend itself against the Securities Class Actions and Fiduciary Matters and is cooperating in the investigations related to the DFC Announcement.

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

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Further, the fair value of any right to indemnification granted during the year ended December 31, 2020 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2018	$22
New extended warranty and maintenance arrangements	98
Recognition of extended warranty and maintenance arrangement revenue	(99)
Deferred revenue on extended warranties as of December 31, 2019	21
New extended warranty and maintenance arrangements	91
Recognition of extended warranty and maintenance arrangement revenue	(93)
Deferred revenue on extended warranties as of December 31, 2020	$19

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2020 and 2019 amounted to $88 million and $105 million, respectively.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at December 31, 2020 and 2019 was approximately $361 million and $332 million, respectively.  The majority of the contracts of this type held by Kodak at December 31, 2020 and 2019 were denominated in euros, Japanese yen, Chinese renminbi and Swiss francs.  The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2020	2019
Net (gain) loss from derivatives not designated as hedging instruments	$(11)	$4

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2020 and 2019.

Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2020 was not significant to Kodak.

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

As discussed in Note 9, “Debt and Finance Leases”, the Company concluded that the Convertible Notes were considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”).  Accordingly, these embedded conversion features and term extension option were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The embedded conversion features and term extension option were revalued as of August 3, 2020, when the Initial Conversion Shares were issued, resulting in the recognition of $407 million of expense for a pro-rata portion of the embedded conversion features and term extension option.  The remaining embedded conversion features and term extension option were revalued again as of the Mandatory Conversion date, resulting in the recognition of $9 million of net expense.

With the conversion of the Convertible Notes in the third quarter of 2020, the embedded conversion features and term extension option expired.  The derivative was in a liability position at December 31, 2019 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative was being accounted for at fair value with changes in fair value reported in Other charges, net in the Consolidated Statement of Operations.

As discussed in Note 10, “Redeemable, Convertible, Series A Preferred Stock”, Kodak concluded that the Series A Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder; the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization. Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative liability which is reported in Other current liabilities in the Consolidated Statement of Financial Position as of December 31, 2020 and in Other long-term liabilities as of December 31, 2019.  The derivative is being accounted for at fair value with changes in fair value being reported in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities.  The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2020 and 2019 was $1 million in both periods. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2020 and 2019 was $0 million in both periods.

The fair value of the embedded conversion features and term extension option for the Convertible Notes were revalued as of August 3, 2020, and again at September 30, 2020. The fair value of the embedded derivative at each conversion date was calculated based on the fair value of the shares issued less the fair value of debt. The fair value of shares issued is based on the weighted average stock price on the time of day the shares were transferred for August 3, 2020, and the closing stock price as of September 30, 2020. The fair value of debt is based on pricing models based on the value of related cash flows discounted at current market interest rates.

The following table presents the key inputs in the determination of fair value for the embedded conversion features and termination option derivatives at each conversion date:

	Valuation Date
	September 30,	August 3,
	2020	2020
Total value of embedded derivative liability immediately prior to extinguishment (in millions)	$9	$429
Value of embedded derivative liability that expired (in millions)	$9	$416
Value of remaining embedded derivative liability	$—	$13
Kodak's stock price (1)	$8.82	$16.91
Risk free rate	0.12%	0.12%
Yield on the Convertible Notes	8.93%	9.47%

(1)	The closing stock price was used for the September 30, 2020 valuation. The weighted average stock price based on the time of day the shares were transferred was used for the August 3, 2020 valuation.

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

Convertible Notes:

Valuation Date
December 31,
2019
Total value of embedded derivative liability (in millions)	$51
Kodak's closing stock price	4.65
Expected stock price volatility	104.61%
Risk free rate	1.58%
Yield on the Convertible Notes	11.52%

Series A Preferred Stock:

	Valuation Date
	December 31,
	2020	2019
Total value of embedded derivative liability (in millions)	$9	$1
Kodak's closing stock price	8.14	4.65
Expected stock price volatility	133.44%	104.61%
Risk free rate	0.10%	1.58%
Yield on the preferred stock	11.97%	16.27%

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

The fair values of long-term borrowings were $17 million and $111 million at December 31, 2020 and 2019, respectively.

Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2020.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term borrowings approximate their fair values.

NOTE 15:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Year Ended
	December 31, 2020

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Plates, inks and other consumables	$463	$64	$5	$—	$—	$532
Ongoing service arrangements (1)	80	131	1	—	—	212
Total Annuities	543	195	6	—	—	744
Equipment & Software	49	46	—	—	—	95
Film and chemicals	—	—	154	—	—	154
Other (2)	—	—	12	13	11	36
Total	$592	$241	$172	$13	$11	$1,029

	Year Ended
	December 31, 2019

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Plates, inks and other consumables	$572	$83	$11	$—	$—	$666
Ongoing service arrangements (1)	86	155	3	—	—	244
Total Annuities	658	238	14	—	—	910
Equipment & Software	56	55	—	—	—	111
Film and chemicals	—	—	166	—	—	166
Other (2)	13	—	20	12	10	55
Total	$727	$293	$200	$12	$10	$1,242

(1)

Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as revenue from project-based document management and managed print services businesses, which is included in Other above.

(2)	Other includes revenue from professional services, non-recurring engineering services, print and managed media services, tenant rent and related property management services and licensing.

Product Portfolio Summary:

	Year Ended
	December 31, 2020

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Growth engines (1)	$162	$135	$3	$13	$—	$313
Strategic other businesses (2)	430	52	159	—	11	652
Planned declining businesses (3)	—	54	10	—	—	64
	$592	$241	$172	$13	$11	$1,029

	Year Ended
	December 31, 2019

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Growth engines (1)	$180	$140	$3	$12	$—	$335
Strategic other businesses (2)	547	78	172	—	10	807
Planned declining businesses (3)	—	75	25	—	—	100
	$727	$293	$200	$12	$10	$1,242

(1)

Growth engines consist of Sonora in the Traditional Printing segment, PROSPER and Software in the Digital Printing segment, brand licensing and Advanced Materials and Functional Printing in the Advanced Materials and Chemicals segment, excluding intellectual property (IP) licensing.

(2)

Strategic other businesses include plates and CTP equipment and related service in the Traditional Printing segment; Nexpress and related toner business in the Digital Printing segment; and Motion Picture and Industrial Film and Chemicals (including external inks) and IP licensing in the Advanced Materials and Chemicals segment.

(3)

Planned declining businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base or are otherwise not strategic to Kodak. These product families consist of Consumer Inkjet, KSB and Kodakit in the Advanced Materials and Chemicals segment and Versamark and Digimaster in the Digital Printing segment.

Geography (1):

	Year Ended
	December 31, 2020

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
United States	$121	$106	$115	$13	$11	$366
Canada	14	8	1	—	—	23
North America	135	114	116	13	11	389
Europe, Middle East and Africa	257	86	12	—	—	355
Asia Pacific	171	37	43	—	—	251
Latin America	29	4	1	—	—	34
Total Sales	$592	$241	$172	$13	$11	$1,029

	Year Ended
	December 31, 2019

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
United States	$162	$147	$122	$12	$10	$453
Canada	13	8	2	—	—	23
North America	175	155	124	12	10	476
Europe, Middle East and Africa	300	87	21	—	—	408
Asia Pacific	208	44	54	—	—	306
Latin America	44	7	1	—	—	52
Total Sales	$727	$293	$200	$12	$10	$1,242

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2020 and 2019.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.   The amounts recorded for contract assets at December 31, 2020 and 2019 were $2 million and $4 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at December 31, 2020 and 2019 were $64 million and $61 million, respectively, of which $47 million and $43 million, respectively, are reported in Other current liabilities and $17 million and $18 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the years ended December 31, 2020 and 2019 that was included in the contract liability balance at the beginning of the year was $43 million and $34 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of December 31, 2020 and 2019 included $41 million and $47 million, respectively of cash payments received during the years ended December 31, 2020 and 2019, respectively.

NOTE 16:  OTHER OPERATING (INCOME) EXPENSE, NET

	Year Ended December 31,
(in millions)	2020	2019
Expense (income):
(Gain) loss related to the sales of assets (1), (2)	$(10)	$14
Transition services agreement income	(6)	(6)
Asset impairments (3), (4)	3	6
Other	(1)	1
Total	$(14)	$15

(1)	In the first quarter of 2020, Kodak sold a property in the U.S. and recognized a gain of $9 million.

(2)	In the third quarter of 2019, Kodak sold its shares of Kodak (China) Graphic Communication Co., Ltd. and recognized a loss of $12 million.

(3)	In the fourth quarter of 2019, Kodak determined the carrying value of one building no longer in use exceeded its fair value and recorded an impairment charge of $2 million.

(4)

In the first quarter of 2020 and the fourth quarter of 2019, Kodak recorded impairment charges of $3 million and $4 million, respectively, related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets”.

NOTE 17:  OTHER CHARGES, NET

	Year Ended December 31,
(in millions)	2020	2019
Change in fair value of embedded conversion features derivative (1)	$382	$42
Loss on foreign exchange transactions	5	3
Other	(1)	1
Total	$386	$46

(1)	Refer to Note 14, “Financial Instruments”.

NOTE 18:  INCOME TAXES

The components of (Loss) earnings from continuing operations before income taxes and the related provision for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2019
(Loss) earnings from continuing operations before income taxes:
U.S.	$(388)	$(68)
Outside the U.S.	12	8
Total	$(376)	$(60)
U.S. income taxes:
Current benefit	$—	$—
Deferred provision	2	—
Income taxes outside the U.S.:
Current (benefit) provision	(3)	7
Deferred provision	169	24
Total provision	$168	$31

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
	2020	2019
Amount computed using the statutory rate	$(79)	$(13)
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	2	(1)
Operations outside the U.S.	3	22
Legislative tax law and rate changes	(11)	1
Valuation allowance	220	11
Tax settlements and adjustments, including interest	(43)	2
Embedded derivative liability	81	9

Other, net	(5)	—
Provision from income taxes	$168	$31

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2020	2019
Deferred tax assets
Pension and postretirement obligations	$25	$39
Restructuring programs	2	2
Leasing	4	1
Foreign tax credit	358	355
Inventories	9	8
Investment tax credit	42	46
Employee deferred compensation	26	24
Depreciation	36	41
Research and development costs	40	56
Tax loss carryforwards	480	325
Other deferred revenue	2	2
Other	89	86
Total deferred tax assets	$1,113	$985

Deferred tax liabilities
Goodwill/intangibles	$10	$11
Unremitted foreign earnings	22	19
Total deferred tax liabilities	32	30
Net deferred tax assets before valuation allowance	1,081	955
Valuation allowance	1,112	821
Net deferred tax (liabilities) assets	$(31)	$134

Deferred tax (liabilities) assets are reported in the following components within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
	2020	2019
Deferred income taxes	$—	$147
Other long-term liabilities	(31)	(13)
Net deferred tax (liabilities) assets	$(31)	$134

As of December 31, 2020, Kodak had available domestic and foreign NOL carry-forwards for income tax purposes of approximately $2,068 million, of which approximately $856 million have an indefinite carry-forward period.  The remaining $1,212 million expire between the years 2021 and 2038.  As of December 31, 2020, Kodak had unused foreign tax credits and investment tax credits of $358 million and $42 million, respectively, with various expiration dates through 2039.

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

Kodak had deferred tax liabilities of $22 million and $19 million for potential taxes on the undistributed earnings, including foreign withholding taxes, as of December 31, 2020 and 2019, respectively.

Kodak’s valuation allowance as of December 31, 2020 was $1,112 million.  Of this amount, $374 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $364 million, and $738 million related to Kodak’s net deferred tax assets in the U.S. of $717 million, for which Kodak believes it is not more likely than not that the assets will be realized.

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

During 2019, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced sales volumes and profits in locations outside the U.S. and accordingly recorded a provision of $19 million associated with the establishment of a valuation allowance on those deferred tax assets.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows

(in millions):

	Year Ended December 31,
	2020	2019
Balance as of January 1	$54	$57
Tax positions related to the current year:
Additions	—	—
Tax positions related to prior years:
Additions	2	1
Reductions	(42)	(1)
Settlements with taxing jurisdictions	(6)	(3)
Balance as of December 31	$8	$54

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  Kodak had approximately $14 million  of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2020 and 2019.

Kodak had uncertain tax benefits of approximately $22 million and $20 million as of December 31, 2020 and 2019, respectively, that, if recognized, would affect the effective income tax rate.  Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position.  Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with Kodak’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of settling ongoing audits or the expiration of statutes of limitations.  Such changes to the unrecognized tax benefits could range from $0 million to $5 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

During 2020, Kodak agreed to terms with the IRS and settled the federal audit for calendar years 2013 and 2014.  For these years, Kodak originally recorded a federal unrecognized tax position (“UTP”) totaling $41 million, which was fully offset by tax attributes.  This settlement resulted in an increase in net deferred tax assets and was fully offset by a corresponding increase in Kodak’s U.S. valuation allowance, resulting in no net tax benefit.

During 2019, Kodak reached a settlement outside of the U.S. and settled an audit for calendar years 2005-2008.  Kodak originally recorded liabilities for UTPs totaling $3 million (plus interest of approximately $3 million).  Kodak paid $2 million in 2019 as result of this settlement and paid the remaining $4 million in April 2020.

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  Kodak has substantially concluded all U.S. federal income tax matters for years through 2015 and state income tax matters for years through 2012 with the respective tax authorities.  With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2013 with respective foreign tax jurisdiction authorities.

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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the two years ended December 31, 2020 were as follows (in millions):

	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Total
Balance as of December 31, 2018	$6	$2	$—	$8
Charges	16	—	—	16
Utilization/cash payments	(8)	(1)	—	(9)
Other adjustments & reclasses (2)	(3)	—	—	(3)
Balance as of December 31, 2019	11	1	—	12
Charges	16	1	—	17
Utilization/cash payments	(14)	(1)	—	(15)
Other adjustments & reclasses (2)	(3)	—	—	(3)
Balance as of December 31, 2020	$10	$1	$—	$11

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.
(2)	The $3 million both in 2020 and 2019 represented severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

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

The 2019 severance costs related to the elimination of approximately 220 positions, including approximately 150 administrative, 65 manufacturing/service, and 5 research and development positions.  The geographic composition of these positions included approximately 90 in the U.S. and Canada and 130 throughout the rest of the world.

2020 Activity

Restructuring actions taken in 2020 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

As a result of these actions, for the year ended December 31, 2020 Kodak recorded $17 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2020 severance costs related to the elimination of approximately 250 positions, including approximately 160 administrative and 90 manufacturing/service positions.  The geographic composition of these positions included approximately 140 in the U.S. and Canada and 110 throughout the rest of the world.

As a result of these initiatives, the majority of the severance liabilities as of December 31, 2020 will be paid during periods through the end of 2021.  The exit cost reserves primarily relate to a liability for which timing of the payment is uncertain.

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

For U.S. employees hired prior to March 1999, KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings.  KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted into the cash balance formula during a special election period.  Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”).  The Cash Balance Plan credits employees' hypothetical accounts with an amount equal to a specified percentage of their pay, plus interest based on the 30-year Treasury bond rate.  Effective January 1, 2020, the credits increased from 7% or 8% of pay to either 9% or 10% of pay.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended December 31, 2020		Year Ended December 31, 2019
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$3,475	$834	$3,405	$834
Service cost	11	3	10	3
Interest cost	86	9	122	13
Benefit payments	(277)	(47)	(349)	(48)
Actuarial loss	299	39	284	36
Settlements	(121)	—	—	—
Special termination benefits	3	—	3	—
Currency adjustments	—	74	—	(4)
Projected benefit obligation at end of period	$3,476	$912	$3,475	$834

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,610	$661	$3,445	$671
Gain on plan assets	495	20	514	28
Employer contributions	—	7	—	10
Benefit payments	(277)	(47)	(349)	(48)
Settlements	(121)	—	—	—
Currency adjustments	—	55	—	—
Fair value of plan assets at end of period	$3,707	$696	$3,610	$661

Over (under) funded status at end of period	$231	$(216)	$135	$(173)

Accumulated benefit obligation at end of period	$3,473	$903	$3,474	$825

The settlement amount of $121 million for the U.S. for the year ended December 31,2020 represents lump sum payments from KRIP.

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$231	$16	$135	$26
Pension and other postretirement liabilities	—	(232)	—	(199)
Net amount recognized	$231	$(216)	$135	$(173)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with a projected benefit obligation in excess of plan assets is as follows (in millions):

`	As of December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$618	$—	$568
Fair value of plan assets	—	386	—	368

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	As of December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$—	$609	$—	$559
Fair value of plan assets	—	386	—	368

Amounts recognized in accumulated other comprehensive (loss) income for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$13	$2	$20	$3
Net actuarial loss	(220)	(182)	(244)	(151)
Total	$(207)	$(180)	$(224)	$(148)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows (in millions):

	Year Ended December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established gain (loss)	$—	$(38)	$16	$(30)
Amortization of:
Prior service credit	(7)	—	(7)	—
Net actuarial loss	15	7	—	5
Curtailment gain recognized in expense	—	—	(2)	—
Net loss recognized in expense due to settlement	9	—	—	—
Total income (loss) recognized in Other comprehensive income	$17	$(31)	$7	$(25)

The Non-U.S. losses were driven primarily by discount rate changes.  In the U.S., losses due to discount rate changes were offset by asset gains.

Pension income for all defined benefit plans included (in millions):

	Year Ended December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$11	$3	$10	$3
Interest cost	86	9	122	13
Expected return on plan assets	(196)	(19)	(214)	(22)
Amortization of:
Prior service credit	(7)	—	(7)	—
Actuarial loss	15	7	—	5
Pension income before special termination benefits	(91)	—	(89)	(1)
Special termination benefits	3	—	3	—
Curtailment gains	—	—	(2)	—
Settlement losses	9	—	—	—
Net pension income for major defined benefit plans	(79)	—	(88)	(1)
Other plans including unfunded plans	—	1	—	(3)
Net pension (income), expense	$(79)	$1	$(88)	$(4)

The $2 million curtailment gain for the year ended December 31, 2019 was incurred as a result of the sale of FPD.  In addition, the amounts shown in Other Plans for the year ended December 31, 2019 include $5 million of settlement gains due to the transfer of non-major, non-U.S. pension liabilities as a result of the sale of FPD.  These amounts are included in Earnings from discontinued operations in the Consolidated Statement of Operations.

The $9 million settlement loss for the year ended December 31, 2020 was incurred as a result of lump sum payments from KRIP.

The special termination benefits of $3 million for each of the years ended December 31, 2020 and 2019 were incurred as a result of Kodak's restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.09%	1.01%	2.97%	1.44%
Salary increase rate	3.50%	1.56%	3.50%	1.72%
Interest crediting rate for cash balance plan	1.75%	NA	2.50%	NA

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	2.97%	1.48%	4.03%	2.47%
Effective rate for interest cost	2.58%	1.19%	3.75%	1.89%
Salary increase rate	3.50%	1.72%	3.50%	2.06%
Expected long-term rate of return on plan assets	6.00%	3.27%	6.50%	3.46%
Interest crediting rate for cash balance plan	2.50%	NA	2.50%	NA

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

The total plan assets attributable to the major U.S. defined benefit plans as of December 31, 2020 relates to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  A review of the EROA as of December 31, 2020, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 5.2%.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  Foreign currency contracts and swaps are used to partially hedge foreign currency risk.  Additionally, Kodak’s major defined benefit pension plans invest in government bond futures and long duration investment grade bonds to partially hedge the liability risk of the plans.  As of December 31, 2020 and 2019, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plan by asset category, are as follows:

	As of December 31,
	2020	2019	2020 Target
Asset Category
Equity securities	10%	10%	5-15%
Debt securities	42%	44%	35-45%
Real estate	1%	1%	0-10%
Cash and cash equivalents	2%	1%	0-10%
Global balanced asset allocation funds	14%	15%	10-20%
Other	31%	29%	25-35%
Total	100%	100%

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2020	2019	2020 Target
Asset Category
Equity securities	5%	5%	0-10%
Debt securities	33%	31%	25-35%
Real estate	2%	2%	0-10%
Cash and cash equivalents	2%	2%	0-10%
Global balanced asset allocation funds	5%	5%	0-10%
Other	53%	55%	50-60%
Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2020 and 2019 are presented in the tables below for Kodak’s major defined benefit plans.  Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.  Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

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

Major U.S. Plans

December 31, 2020

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$66	$66

Equity Securities	—	—	—	383	383

Debt Securities:
Government Bonds	1	—	—	1,101	1,102
Investment Grade Bonds	—	446	—		446

Real Estate	—	—	—	37	37

Global Balanced Asset Allocation Funds	—	—	—	514	514

Other:
Absolute Return	—	5	—	442	447
Private Equity	—	—	5	711	716
Derivatives with unrealized gains	3	—	—	—	3
Derivatives with unrealized losses	(7)	—	—	—	(7)
	$(3)	$451	$5	$3,254	$3,707

Major U.S. Plans

December 31, 2019

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$—	$—	$—	$38	$38

Equity Securities	4	—	—	374	378

Debt Securities:
Government Bonds	—	—	—	1,110	1,110
Investment Grade Bonds	—	457	—	—	457

Real Estate	—	—	—	42	42

Global Balanced Asset Allocation Funds	—	—	—	544	544

Other:
Absolute Return	—	—	—	370	370
Private Equity	—	—	7	680	687
Derivatives with unrealized gains	2	—	—	—	2
Derivatives with unrealized losses	(18)	—	—	—	(18)
	$(12)	$457	$7	$3,158	$3,610

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

Major Non-U.S. Plans

December 31, 2020

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$10	$—	$—	$7	$17

Equity Securities	36	—	—	—	36

Debt Securities:
Government Bonds	—	—	—	48	48
Investment Grade Bonds	87	90	—	—	177
Global High Yield & Emerging Market Debt	2	—	—	—	2

Real Estate	—	—	—	12	12

Global Balanced Asset Allocation Funds	—	—	—	38	38

Other:
Private Equity	—	—	—	30	30
Insurance Contracts	—	45	291	—	336
	$135	$135	$291	$135	$696

Major Non-U.S. Plans

December 31, 2019

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$5	$—	$—	$8	$13

Equity Securities	—	—	—	33	33

Debt Securities:
Government Bonds	—	—	—	51	51
Inflation-Linked Bonds	—	—	—	4	4
Investment Grade Bonds	—	61	—	65	126
Global High Yield & Emerging Market Debt	—	—	—	26	26

Real Estate	—	—	—	11	11

Global Balanced Asset Allocation Funds	—	—	—	34	34

Other:
Absolute Return	—	—	—	7	7
Private Equity	—	—	—	38	38
Insurance Contracts	—	317	—	—	317
Derivatives with unrealized gains	1	—	—	—	1
	$6	$378	$—	$277	$661

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

For Kodak’s major defined benefit pension plans, certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts.  Investments in derivatives are used to obtain desired exposure to a particular asset, index or bond duration and require only a portion of the total exposure to be invested as cash collateral.  In instances where exposures are obtained via derivatives, the majority of the exposure value is available to be invested, and is typically invested, in a diversified portfolio of hedge fund strategies that generate returns in addition to the return generated by the derivatives.  Of the December 31, 2020 investments shown in the major U.S. plans table above, 4% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 29% of the total pension assets represented U.S. government bond exposure with 11 years duration, obtained via derivatives and are reported in government bonds.  Of the December 31, 2019 investments shown in the major U.S. plans table above, 4% of the total pension assets represented equity securities exposure obtained via derivatives and are reported in equity securities, and 30% of the total pension assets represented U.S. government bond exposure with 12 years duration, obtained via derivatives and are reported in government bonds.

Of the December 31, 2020 investments shown in the major Non-U.S. plans table above, there are no derivative exposures. Of the December 31, 2019 investments shown in the major Non-U.S. plans table above,  7% of the total pension assets represented derivative exposures to government bonds with 2 years duration and are reported in that class.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans:

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2020	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2020
Private Equity	7	(2)	—	—	5
Total	$7	$(2)	$—	$—	$5

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2019	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2019
Private Equity	6	2	—	(1)	7
Total	$6	$2	$—	$(1)	$7

	Non - U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2020 (1)	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2020
Insurance Contracts	273	18	—	—	291
Total	$273	$18	$—	$—	$291

(1)	During 2020 the Company reclassified certain investments from Level 2 to Level 3.

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

	U.S.	Non-U.S.
2021	$297	$50
2022	284	49
2023	270	48
2024	259	47
2025	246	46
2026 - 2030	1,059	212

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

The measurement date used to determine the net benefit obligation for Kodak's other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
	2020	2019
Net benefit obligation at beginning of period	$63	$64
Interest cost	1	2
Plan participants’ contributions	1	1
Actuarial loss	1	—
Benefit payments	(3)	(4)
Net benefit obligation at end of period	$63	$63

Underfunded status at end of period	$(63)	$(63)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
	2020	2019
Other current liabilities	$(3)	$(3)
Pension and other postretirement liabilities	(60)	(60)
	$(63)	$(63)

Amounts recognized in Accumulated other comprehensive loss consist of (in millions):

	As of December 31,
	2020	2019
Net actuarial gain	$4	$5

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
	2020	2019
Newly established loss	$1	$—
Amortization of:
Net actuarial gain	—	1
Total gain recognized in Other comprehensive income	$1	$1

Other postretirement benefit cost included:

	Year Ended December 31,
	2020	2019
Components of net postretirement benefit cost:
Service cost	$—	$—
Interest cost	1	2
Amortization of:
Actuarial gain	—	(1)
Other postretirement benefit cost from continuing operations	$1	$1

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2020	2019
Discount rate	2.21%	2.93%
Salary increase rate	1.80%	1.80%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2020	2019
Effective rate for interest cost	2.67%	3.26%
Salary increase rate	1.80%	2.35%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2020	2019
Healthcare cost trend	5.33%	5.37%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.14%	3.14%
Year that the rate reaches the ultimate trend rate	2039	2038

 The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2021	$3
2022	3
2023	3
2024	3
2025	3
2026-2030	16

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2020 and 2019 follows (in millions):

	Year Ended December 31,
	2020	2019
Loss from continuing operations attributable to Eastman Kodak Company	$(544)	$(91)
Less: Series A Preferred Stock cash and accrued dividends	(11)	(11)
Less: Series A Preferred Stock deemed dividends	(9)	(9)
Loss from continuing operations available to common shareholders - basic and diluted	$(564)	$(111)

Net (loss) income attributable to Eastman Kodak Company	$(541)	$116
Less: Series A Preferred Stock cash and accrued dividends	(11)	(11)
Less: Series A Preferred Stock deemed dividends	(9)	(9)
Net (loss) income available to common shareholders - basic and diluted	$(561)	$96

As a result of the net loss from continuing operations available to common shareholders for the years ended December 31, 2020 and 2019, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported earnings from continuing operations available to common shareholders for the years ended December 31, 2020 and 2019, the calculation of diluted earnings per share would have included the assumed conversion of 0.6 million unvested restricted stock units for both periods and 0.7 million  stock options for the year ended December 31, 2020.

The computation of diluted earnings per share for the years ended December 31, 2020 and 2019 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock, and (2) the assumed conversion of 4.0 million and 6.8 million outstanding employee stock options, respectively, because they would have been anti-dilutive.  The computation of diluted earnings per share for the year ended December 31, 2019 also excluded the assumed conversion of $100 million of Convertible Notes because the effects would have been anti-dilutive.

NOTE 23:  STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (the “2013 Plan”).  The 2013 Plan is administered by the Compensation, Nominating and Governance Committee of the Board of Directors.

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards.  Stock options are generally non-qualified, are at exercise prices equal to or greater than the closing price of Kodak’s stock on the date of grant and expire seven years after the grant date.  Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Compensation, Nominating and Governance Committee.  Awards are subject to settlement in newly-issued shares of common stock.  Unless sooner terminated by the Compensation, Nominating and Governance Committee, no awards may be granted under the 2013 Plan after May 20, 2030.

The maximum number of shares of common stock available for grant under the 2013 Plan is 8.0 million.  For purposes of the number of shares available for grant, in accordance with the 2013 Plan, a stock option counts as a fraction of a share, based on the fair market value of the stock option relative to the closing stock price on the date of grant, while each restricted stock unit counts as one share.  The total number of shares of common stock registered for issuance under the 2013 Plan is approximately 13.5 million.  In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.5 million shares.

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

Restricted Stock Units

Restricted stock units are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost related to restricted stock units was $1 million and $2 million for the years ended December 31, 2020 and 2019, respectively.

The weighted average grant date fair value of restricted stock unit awards granted for the years ended December 31, 2020 and 2019 was $2.91 and $2.93, respectively.  The total fair value of restricted stock units that vested was $2 million for both the years ended December 31, 2020 and 2019.  As of December 31, 2020, there was $0.1 million of unrecognized compensation cost related to restricted stock units.  The cost is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2020:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2019	721,801	$3.25
Granted	351,909	$2.91
Vested	692,750	$3.05
Outstanding on December 31, 2020	380,960	$3.31

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2020:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding on December 31, 2019	6,843,079	$10.96
Granted	2,917,456	$5.86
Exercised	2,019,187	$14.51
Forfeited	16,922	$12.50
Outstanding on December 31, 2020	7,724,426	$8.10	4.83	$19.42
Exercisable on December 31, 2020	7,024,347	$8.41	4.69	$16.86
Expected to vest December 31, 2020	700,080	$4.97	6.24	$2.56

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year.  The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options.

The Company issued stock-based compensation grants for 2.4 million stock options on July 27, 2020.  The terms of 1.8 million of the options awarded on July 27, 2020 provided for immediate vesting or vesting upon conversion of the Convertible Notes.  As 100% of the Convertible Notes were converted during the three months ended September 30, 2020, the 1.8 million options with accelerated vesting terms vested in that same period.  The remaining 0.6 million options provide for vesting terms of between two and three years.

The valuation of the stock options granted on July 27, 2020 resulted in approximately $12.6 million of compensation expense being reported in Selling, general and administrative expenses in the Consolidated Statement of Operations in the year ended December 31, 2020.

There were approximately 2.0 million options exercised in the year ended December 31, 2020 and no options exercised in the year ended December 31, 2019.  The options exercised in 2020 included 0.3 million options exercised by ex-employees of Kodak that had previously been forfeited.  The Company issued shares to the ex-employees in exchange for proceeds based on the exercise prices of the forfeited options.  The Company is accounting for the exercise of the forfeited options as a modification of the original awards.

The Company has been seeking to recover the fair value of the shares at the time of the sale of the shares by the ex-employees less the exercise proceeds and withholding (approximately $3.9 million) and the right to retain any refund of the withholding taxes the Company is seeking to obtain on behalf of the ex-employees (approximately $3.0 million).  The Company received $3.6 million during the three months ended December 31, 2020 from certain of the ex-employees.  The Company is due to receive a $2 million refund of withholding taxes on behalf of those ex-employees.

The Company recognized compensation expense of approximately $5.1 million in the three months ended September 30, 2020 related to the 0.3 million previously forfeited options, representing the fair value of the shares issued to the ex-employees less the exercise proceeds received from the ex-employees.  Stock compensation expense, reported in Selling, general and administrative expenses in the Consolidated Statement of Operations,  was reduced by $4.6 million in the three months ended December 31, 2020, representing the cash received for certain of the erroneous grants and the refund of withholding taxes due on behalf of the ex-employees.  Income recognized in excess of the original stock compensation expense recorded for each individual grant (approximately $1 million) was recognized in Other operating (income) expense, net in the Consolidated Statement of Operations.

The weighted average grant date fair value of options granted for the years ended December 31, 2020 and 2019 was $5.86 and $1.73,  respectively.  The total fair value of options that vested during the years ended December 31, 2020 and 2019 was $13 million and $7 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2020 and 2019 was $14 million and $5 million, respectively.

As of December 31, 2020, there was $3.1 million of unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 1.6 years.

Other than for the awards granted on July 27, 2020, Kodak utilizes the Black-Scholes option valuation model to estimate the fair value of stock options.

The expected term of options granted is the period of time the options are expected to be outstanding and is calculated using a simplified method based on the option’s vesting period and original contractual term.  The Company uses the historical volatility of the Company’s stock to estimate expected volatility. The risk-free rate was based on the yield on U.S. Treasury notes with a term equal to the option’s expected term.

The following inputs were used for the valuation of option grants issued in each year:

	Year Ended December 31,
	2020	2019
Weighted-average fair value of options granted	$1.50	$1.73
Weighted-average risk-free interest rate	2.43%	2.47%
Expected option lives	3.7 years	4.5 years
Weighted-average volatility	98%	90%
Expected dividend yield	0.00%	0.00%

Given the volatility of the Company’s stock price in the third quarter of 2020, the Company utilized a lattice-based valuation model to value the time-based vesting awards granted July 27, 2020 and a Monte Carlo simulation valuation model to value the options granted on July 27, 2020 which vested upon conversion of the Convertible Notes.

The following inputs were used in the lattice-based valuation of the July 27, 2020 option grants:

July 27, 2020
Option Awards
Weighted-average fair value of options granted	$6.57
Range of risk-free interest rates	0.11% - 0.30%
Weighted-average term	5.57 years
Weighted-average volatility	98%
Weighted-average expected dividend yield	0.00%

NOTE 24: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2020 there were 77.2 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.  As of December 31, 2019 there were 43.2 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.

Treasury Stock

Treasury stock consisted of approximately 0.7 million shares at both December 31, 2020 and 2019.

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

NOTE 25:  OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

		Year Ended December 31,
(in millions)		2020	2019
Currency translation adjustments
Currency translation adjustments		$(16)	$3
Amount transferred to net income due to the sale of an investment in a foreign entity		—	3
Currency translation adjustments and other		(16)	6

Pension and other postretirement benefit plan changes
Newly established net actuarial loss		(34)	(14)
Tax benefit		—	9
Newly established net actuarial loss, net of tax		(34)	(5)
Reclassification adjustments:
Amortization of prior service credit	(a)	(7)	(8)
Amortization of actuarial losses	(a)	19	4
Recognition of gains due to settlements and curtailments	(a)	9	(2)
Total reclassification adjustments		21	(6)
Tax provision		—	(1)
Reclassification adjustments, net of tax		21	(7)
Pension and other postretirement benefit plan changes, net of tax		(13)	(12)
Other comprehensive loss		$(29)	$(6)

(a)	Reclassified to Pension income - refer to Note 20, "Retirement Plans" and Note 21, "Other Postretirement Benefits" for additional information.

NOTE 26:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of December 31,
(in millions)	2020	2019
Currency translation adjustments	$(106)	$(90)
Pension and other postretirement benefit plan changes	(340)	(327)
Ending balance	$(446)	$(417)

NOTE 27:  SEGMENT INFORMATION

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

Traditional Printing: The Traditional Printing segment is comprised of Prepress Solutions.

Digital Printing: The Digital Printing segment is comprised of four lines of business: the Electrophotographic Printing Solutions business, the Prosper business, the Versamark business and the Software business.

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of five lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing Technology and Kodak Services for Business.

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200 acre technology center and industrial complex.

Segment financial information is shown below. Asset information by segment is not disclosed as this information is not separately identified and reported to the Chief Operating Decision Maker.

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2020	2019
(in millions)
Traditional Printing	$592	$727
Digital Printing	241	293
Advanced Materials and Chemicals	172	200
Brand	13	12
Total of reportable segments	1,018	1,232
Other	11	10
Consolidated total	$1,029	$1,242

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

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2020	2019
Traditional Printing	$21	$48
Digital Printing	(10)	(9)
Advanced Materials and Chemicals	(23)	(34)
Brand	11	8
Total of reportable segments	(1)	13
Other	1	(1)
Depreciation and amortization	(37)	(55)
Restructuring costs and other	(17)	(16)
Stock-based compensation	(15)	(7)
Consulting and other costs (1)	(9)	(7)
Idle costs (2)	(3)	(5)
Former CEO separation agreement compensation	—	(2)
Other operating income (expense), net, excluding income from transition services agreement (3)	7	(22)
Interest expense (4)	(12)	(16)
Pension income excluding service cost component (4)	98	104
Loss on early extinguishment of debt	(2)	—
Other charges, net (4)	(386)	(46)
Consolidated loss from continuing operations before income taxes	$(376)	$(60)

(1)

Consulting and other costs are professional services and internal costs associated with certain corporate strategic initiatives and investigations, including the divestiture of FPD and debt refinancing in 2019.

(2)

Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$6 million of income from the transition services agreement with the Purchaser was recognized in both the years ended December 31, 2020 and 2019.  The income was reported in Other operating (income) expense, net in the Consolidated Statement of Operations. Other operating (income) expense, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Kodak increased employee benefit reserves by approximately $4 million in 2020 reflecting an increase in workers’ compensation reserves ($7 million) partially offset by a decrease in postemployment benefit reserves ($3 million).  In 2019 workers’ compensation reserves increased by approximately $3 million.  The increase in reserves in 2020 impacted gross profit and SG&A each by approximately $2 million. The increase in reserves in 2019 impacted gross profit by approximately $2 million and SG&A by approximately $1 million.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the Chief Operating Decision Maker.

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2020	2019
Traditional Printing	$1	$2
Digital Printing	3	4
Brand	1	1
Consolidated total	$5	$7

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2020	2019
Traditional Printing	$19	$28
Digital Printing	7	10
Advanced Materials and 3D Printing	5	6
Other	1	4
Consolidated total	$32	$48

(in millions)	Year Ended December 31,
Long-lived assets (1) located in:	2020	2019
The United States	$78	$85
Europe, Middle East and Africa	22	28
Asia Pacific	5	8
Canada and Latin America	47	60
Non-U.S. countries total (2)	74	96
Consolidated total	$152	$181

(1)	Long-lived assets are comprised of property, plant and equipment, net.
(2)	Of the total non-U.S. property, plant and equipment in 2020, $43 million are located in Brazil. Of the total non-U.S. property, plant and equipment in 2019, $56 million was located in Brazil.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

NOTE 28:  RELATED PARTY

Kodak’s Executive Chairman is the Chairman of the Board for a company that purchased $3 million of products in 2019.  At December 31, 2019, the company owed Kodak $1 million.

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

Simultaneously with entering into the SAPA, the Company and the Purchaser entered into an Earn-out Agreement, pursuant to which the Company will be entitled to an aggregate of up to $35 million in additional cash consideration if FPD achieves agreed EBITDA targets for 2018 ($10 million earn-out), 2019 ($10 million earn-out) and 2020 ($15 million earn-out).  The EBITDA targets for 2019 and 2018 were not achieved.  The FPD 2020 results are not yet available.

On April 16, 2019 the Purchaser paid Kodak $15 million as a prepayment for services and products to be provided by Kodak to the Purchaser.  The Purchaser had the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  As of December 31, 2020, the remaining prepayment balance was $0 million.

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

The results of operations of the Business are presented below:

	Year Ended December 31,
(in millions)	2020	2019
Revenues	$—	$44

Cost of sales	—	28
Selling, general and administrative expenses	—	10
Research and development expenses	—	2
Interest expense	—	7
Gain on divestiture	—	(214)
Earnings from continuing operations before income taxes	—	211
Provision for income taxes	—	4
Earnings (loss) from discontinued operations	$—	$207

Interest was allocated to discontinued operations based on an estimated debt paydown of the Term Credit Agreement.

Earnings from discontinued operations in the Consolidated Statement of Operations for December 31, 2020 includes earnings of $3 million associated with businesses disposed of in previous years.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013).  Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting other than as follows:

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

The Company has remediated these control deficiencies as of December 31, 2020.  Documentation and supervisory review controls around master data were strengthened and an audit trail of stock-based compensation award additions and modifications is now being maintained.  A complete reconciliation of the repository of equity grants is being performed and controls have been strengthened by employing an independent reconciliation process and ensuring appropriate segregation of duties.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2021 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2020.  The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Information About Its Executive Officers".  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the caption "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in the Proxy Statement.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and “Proposal 3 – Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Corporate Governance – Director and Nominee Independence" in the Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS

1.	Valuation and qualifying accounts

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2020
Reserve for doubtful accounts	$8	7	5	$10
Deferred tax valuation allowance	$821	344	53	$1,112

Year ended December 31, 2019
Reserve for doubtful accounts	$9	3	4	$8
Deferred tax valuation allowance	$853	64	96	$821

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

(3.5)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed December 29, 2020).

(3.6)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(3.7)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(3.8)

Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit (3.5) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed on May 12, 2020).

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

(4.6)

Registration Rights Agreement, dated as of February 26, 2021, by and between Eastman Kodak Company and GO EK Ventures IV, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.7)

Registration Rights Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Kennedy Lewis Capital Partners Master Fund LP and Kennedy Lewis Capital Partners Master Fund II LP. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.8)

Board Rights Agreement, dated as of February 26, 2021, by and between Eastman Kodak Company and Kennedy Lewis Investment Management LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.9)

Convertible Promissory Note, dated as of February 26, 2021, from Eastman Kodak Company to Kennedy Lewis Capital Partners Master Fund LP. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.10)

Convertible Promissory Note, dated as of February 26, 2021, from Eastman Kodak Company to Kennedy Lewis Capital Partners Master Fund II LP. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.11)	Description of Securities, filed herewith.

*(10.1)

Eastman Kodak Company 2013 Omnibus Incentive Plan (As Amended and Restated effective May 20, 2020 (Incorporated by reference to Exhibit (10.1) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 as filed on August 11, 2020).

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

*(10.7)

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

*(10.9)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Quarterly Director Restricted Stock Unit Award Agreement (Immediate Vesting). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 as filed on November 7, 2019).

*(10.10)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Nonqualifed Stock Option Award Agreement (multiple tranches). (Incorporated by reference to Exhibit (10.2) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 as filed on November 10, 2020).

*(10.11)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Nonqualifed Stock Option Award Agreement (multiple tranches). (Incorporated by reference to Exhibit (10.3) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 as filed on November 10, 2020).

*(10.12)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement (with Immediate Vesting), filed herewith.

*(10.13)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement (with Modified Accelerated Vesting), filed herewith.

*(10.14)

Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.15)

Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on March 15, 2016).

*(10.16)

Eastman Kodak Company Executive Compensation for Excellence and Leadership (as amended and restated January 1, 2014). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.17)	Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated February 26, 2021, filed herewith.

*(10.18)

James V. Continenza Consolidated Award Agreements, Tranches 1-4, dated February 20, 2019 (Incorporated by reference to Exhibit (10.24) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on April 1, 2019).

*(10.19)

Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.20)	Description of David E. Bullwinkle Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on November 30, 2018).

*(10.21)	Description of John O’Grady Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on April 9, 2018).

*(10.22)

Letter Agreement Regarding Special Severance Plan dated May 31, 2018 between Eastman Kodak Company and Roger W. Byrd, Incorporated by reference to Exhibit (10.31) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed on March 17, 2020).

(10.23)

Amendment No. 4 to Amended and Restated Credit Agreement (including attached Amended and Restated Credit Agreement), dated as of August 26, 2021 by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein and Bank of America, N.A., as agent. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.24)

Amended and Restated Security Agreement, dated May 26, 2016, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

(10.25)

Letter of Credit Facility Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent and Bank of America, N.A., as issuing bank. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.26)	Security Agreement, dated February 26, 2021, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent, filed herewith.

(10.27)

Credit Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, the Lenders named therein and Alter Domus (US) LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.28)	Guarantee and Collateral Agreement, dated February 26, 2021, made by the Grantors referred to therein, as Grantors, to Alter Domus (US) LLC, as Administrative Agent, filed herewith.

(10.29)

Intercreditor Agreement, dated as of February 26, 2021, among Bank of America, N.A., as Representative with respect to the ABL Credit Agreement, Bank of America, N.A., as Representative with respect to the LC Credit Agreement, and Alter Domus (US) LLC, as Representative with respect to the Term Loan Agreement, Eastman Kodak Company, and each of the other Grantors party thereto, filed herewith.

(10.30)

Intercreditor Agreement, dated as of February 26, 2021, among Bank of America, N.A., as Representative with respect to the ABL Credit Agreement, Bank of America, N.A., as Representative with respect to the LC Credit Agreement, Eastman Kodak Company, and each of the other Grantors party thereto, filed herewith.

(10.31)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

(10.32)

Amendment Number One to Series A Preferred Stock Purchase Agreement, dated as of December 24, 2020, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, filed herewith.

(10.33)

Series A Preferred Stock Repurchase and Exchange Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.34)

Series C Preferred Stock Purchase Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company and GO EK Ventures IV, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.35)

Securities Purchase Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Kennedy Lewis Capital Partners Master Fund LP and Kennedy Lewis Capital Partners Master Fund II LP. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.36)

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

(21)	Subsidiaries of Eastman Kodak Company, filed herewith.

(23.1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

(23.2)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Scheme Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.

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
March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ James V. Continenza	Executive Chairman and Chief Executive Officer
	James V. Continenza	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Eric H. Samuels	Chief Accounting Officer and Corporate Controller
	Eric H. Samuels	(Principal Accounting Officer)

By:	/s/ Jeffrey D. Engelberg	Director
Jeffrey D. Engelberg

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Philippe D. Katz	Director
Philippe D. Katz

By:	/s/ Jason New	Director
Jason New

By:	/s/ William G. Parrett	Director
William G. Parrett

Date: March 16, 2021