Form 10-Q
period 2021-03-31
EASTMAN KODAK CO
filed 2021-05-17
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, the registrant had 78,503,476 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2021

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Sales	$209	$210
Services	56	57
Total revenues	265	267
Cost of revenues
Sales	185	191
Services	40	40
Total cost of revenues	225	231
Gross profit	40	36
Selling, general and administrative expenses	46	48
Research and development costs	8	9
Restructuring costs and other	1	7
Other operating income, net	(1)	(7)
Loss from operations before interest expense, pension income excluding service cost component, other income, net and income taxes	(14)	(21)
Interest expense	4	4
Pension income excluding service cost component	(25)	(26)
Other income, net	—	(53)
Earnings from operations before income taxes	7	54
Provision for income taxes	1	165
Net income (loss)	$6	$(111)

Basic net income (loss) per share attributable to Eastman Kodak Company common shareholders	$0.17	$(2.66)
Diluted net income (loss) per share attributable to Eastman Kodak Company common shareholders	$0.16	$(2.66)

Number of common shares used in basic and diluted net income (loss) per share
Basic	77.8	43.6
Diluted	80.6	43.6

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2021	2020
NET INCOME (LOSS)	$6	$(111)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1)	(12)
Pension and other postretirement benefit plan obligation activity, net of tax	6	3
Other comprehensive income (loss), net of tax	5	(9)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$11	$(120)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2021	2020
ASSETS
Cash and cash equivalents	$401	$196
Trade receivables, net of allowances of $9 and $10, respectively	165	177
Inventories, net	224	206
Other current assets	42	46
Current assets held for sale	2	2
Total current assets	834	627
Property, plant and equipment, net of accumulated depreciation of $431 and $430, respectively	143	152
Goodwill	12	12
Intangible assets, net	38	39
Operating lease right-of-use assets	47	48
Restricted cash	69	53
Other long-term assets	346	317
TOTAL ASSETS	$1,489	$1,248

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$141	$118
Short-term borrowings and current portion of long-term debt	2	2
Current portion of operating leases	18	12
Other current liabilities	134	164
Total current liabilities	295	296
Long-term debt, net of current portion	246	17
Pension and other postretirement liabilities	389	406
Operating leases, net of current portion	41	49
Other long-term liabilities	222	212
Total liabilities	1,193	980

Commitments and Contingencies (Note 8)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	192	191

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,169	1,152
Treasury stock, at cost	(10)	(9)
Accumulated deficit	(614)	(620)
Accumulated other comprehensive loss	(441)	(446)
Total shareholders’ equity	104	77
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,489	$1,248

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$6	$(111)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	8	10
Pension income	(21)	(22)
Change in fair value of embedded derivatives in the Series A, Series B and Series C Preferred Stock and Convertible Notes	1	(53)
Net gain on sales of assets	—	(8)
Asset impairments	—	3
Stock based compensation	3	1
Provision for deferred income taxes	—	161
Decrease in trade receivables	8	19
Increase in inventories	(22)	(26)
Increase in trade payables	24	1
Decrease in liabilities excluding borrowings and trade payables	(22)	(27)
Other items, net	(1)	11
Total adjustments	(22)	70
Net cash used in operating activities	(16)	(41)
Cash flows from investing activities:
Additions to properties	(1)	(4)
Net proceeds from sales of assets/businesses	—	2
Net proceeds from return on equity investment	—	1
Net cash used in investing activities	(1)	(1)
Cash flows from financing activities:
Net proceeds from Term Loan Credit Agreement	215	—
Net proceeds from Convertible Notes	25	—
Net proceeds from Series C Preferred Stock	99	—
Proceeds from sale of common stock	10	—
Repurchase of Series A Preferred Stock	(100)	—
Debt issuance costs	(2)	—
Preferred stock cash dividend payments	(4)	(3)
Treasury stock purchases	(1)	—
Net cash provided by (used in) financing activities	242	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	221	(49)
Cash, cash equivalents and restricted cash, beginning of period	256	290
Cash, cash equivalents and restricted cash, end of period	$477	$241

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Three-Month Period Ending March 31, 2021
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	$77	$191
Net income	—	—	6	—	—	6	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments	—	—	—	6	—	6	—
Repurchase of Series A preferred stock	—	—	—	—	—	—	(100)
Exchange of Series A preferred stock	—	92	—	—	—	92	(92)
Expiration of Series A preferred stock embedded derivative	—	11	—	—	—	11	—
Issuance of convertible, redeemable Series B preferred stock, net		(95)				(95)	93
Issuance of common stock	—	10	—	—	—	10	—
Issuance of convertible, redeemable Series C preferred stock, net	—	—	—	—	—	—	97
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Series C Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Purchase of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2021	$—	$1,169	$(614)	$(441)	$(10)	$104	$192

(1)	Represents purchases of common stock to satisfy tax withholding obligations.

[7]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited) (cont’d)

	Three-Month Period Ending March 31, 2020
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182
Net loss	—	—	(111)	—	—	(111)	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	3	—	3	—
Series A preferred stock cash dividends	—	(3)	—	—	—	(3)	—
Series A preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of March 31, 2020	$—	$600	$(190)	$(426)	$(9)	$(25)	$184

The accompanying notes are an integral part of these consolidated financial statements.

[8]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period classification in the disaggregated revenue information for the Advanced Materials and Chemicals segment.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. More convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted EPS calculation in certain circumstances.  The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, (January 1, 2024 for Kodak).  Early adoption is permitted for all entities for fiscal years beginning after December 15, 2020.  The ASU allows entities to use either a modified retrospective or full retrospective transition method. Kodak adopted this ASU on January 1, 2021 using the modified retrospective method, under which companies apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings.  The adoption of this standard had no impact on Kodak’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020 (January 1, 2021 for Kodak).  Kodak adopted this ASU prospectively on January 1, 2021 and it did not have any impact on Kodak’s consolidated financial statements.

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

[9]

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2021	2020
Cash and cash equivalents	$401	$196
Restricted cash reported in Other current assets	7	7
Restricted cash	69	53
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$477	$256

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

Restricted cash includes $49 million as of March 31, 2021 representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”).  Restricted cash included $35 million as of December 31, 2020, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined therein (Refer to Note 5, “Debt and Finance Leases” for information on the Restricted cash supporting the L/C Cash Collateral and the Excess Availability threshold).  In addition, Restricted cash as of March 31, 2021 and December 31, 2020 includes an escrow of $15 million and $12 million, respectively, in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Restricted cash also included $3 million and $4 million of security posted related to Brazilian legal contingencies as of March 31, 2021 and December 31, 2020, respectively.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2021	2020
Finished goods	$110	$97
Work in process	59	54
Raw materials	55	55
Total	$224	$206

NOTE 4: OTHER LONG-TERM ASSETS

	March 31,	December 31,
(in millions)	2021	2020
Pension assets	$290	$262
Estimated workers' compensation recoveries	18	18
Long-term receivables	11	11
Other	27	26
Total	$346	$317

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the total assets component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

[10]

NOTE 5:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at March 31, 2021 and December 31, 2020:

(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	March 31, 2021	December 31, 2020
Current portion:
	RED-Rochester, LLC	2033	11.46%	$1	$1
	Finance leases	Various	Various	1	1
				2	2
Non-current portion:
	Term note	2026	13.96%	216	—
	Convertible debt	2026	17.09%	13	—
	RED-Rochester, LLC	2033	11.46%	12	12
	Finance leases	Various	Various	3	3
	Other debt	Various	Various	2	2
				246	17
				$248	$19

Annual maturities of debt and finance leases outstanding at March 31, 2021 were as follows:

	Carrying Value	Maturity Value
Q2 -Q4 2021	$2	$2
2022	2	2
2023	1	1
2024	1	1
2025	1	1
2026 and thereafter	241	439
Total	$248	$446

Term Loan Credit Agreement

On February 26, 2021, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent. Pursuant to the Term Loan Credit Agreement, the Term Loan Lenders provided the Company with (i) an initial term loan in the amount of $225 million, which was drawn in full on the same date, and (ii) a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023 (collectively, the “Term Loans”). Net proceeds from the Term Loan Credit Agreement were $215 million ($225 million aggregate principal less $10 million in debt transaction costs).  The Term Loans have a five-year maturity and are non-amortizing.

The Term Loans bear interest at a rate of 8.5% per annum payable quarterly in cash and 4.0% per annum Paid-In-Kind interest (“PIK”) or in cash quarterly, at the Company’s option, for an aggregate interest rate of 12.5% per annum.  The Company expects to elect the 4.0% per annum in PIK which will be added to the carrying value of the debt through the term and interest expense will be recorded using the effective interest method. The Term Loans are guaranteed by the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”), and are secured by (i) a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting ABL Priority Collateral or L/C Cash Collateral (see below for definitions of ABL Priority Collateral and L/C Cash Collateral), including 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries (the “Term Loan Priority Collateral”) and (ii) a third priority lien on the ABL Priority Collateral and L/C Cash Collateral. The Term Loan Credit Agreement limits, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments, and also contains customary affirmative covenants including delivery of certain of the Company’s financial statements set forth therein.  The Term Loan Credit Agreement does not include a financial maintenance covenant.

[11]

Board Rights Agreement

On February 26, 2021, in connection with the execution of the Term Loan Credit Agreement, the Company entered into a letter agreement with KLIM (the “Board Rights Agreement”). Pursuant to the Board Rights Agreement, the Company’s Board of Directors (“Board”) appointed an individual designated by KLIM as a member of the Board effective April 1, 2021.  The individual appointed has been nominated for reelection at the next annual meeting on May 19, 2021.  KLIM also has the right to nominate one (1) director at each annual or special meeting of the Company’s shareholders until the third anniversary of the execution of the Board Rights Agreement or until KLIM ceases to hold at least 50% of the original principal amount of the Term Loans and commitments under the Term Loan Credit Agreement, whichever is earlier.

Until KLIM ceases to hold at least 50% of the original principal amount of the Term Loans and commitments under the Term Loan Credit Agreement, at any time that KLIM’s designated director is not serving on the Board, KLIM will have the right to designate a non-voting observer to the Board. Such observer will have the right to attend meetings of the Board and, under certain circumstances, committees and subcommittees of the Board and to receive information and materials made available to the Board, in each case, subject to certain restrictions and exceptions.

Securities Purchase Agreement

On February 26, 2021, the Company and the Term Loan Lenders (the “Buyers”), entered into a Securities Purchase Agreement (the

“Securities Purchase Agreement”) pursuant to which the Company sold to the Buyers (i) an aggregate of 1,000,000 shares (the “Purchased Shares”) of the Company’s common stock (“Common Stock”) for a purchase price of $10.00 in cash per share for an aggregate purchase price of $10 million and (ii) $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 (the “Convertible Notes”) in a private placement transaction. The issuance and sale of the Purchased Shares and Convertible Notes were consummated on February 26, 2021.

Convertible Notes

The Convertible Notes bear interest at a rate of 5.0% per annum, which will be payable in cash on the maturity date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore is considered PIK.  Therefore, PIK will be added to the carrying value of the debt through the term and interest expense will be recorded using the effective interest method. The maturity date of the Convertible Notes is May 28, 2026.

Conversion Features

The Buyers will have the right to elect at any time to convert the Convertible Notes into shares of Common Stock at an initial conversion rate equal to 100 shares of Common Stock per each $1,000 principal amount of the Convertible Notes (based on an initial conversion price equal to $10.00 per share of Common Stock). The conversion rate and conversion price will be subject to certain customary anti-dilution adjustments.

If the closing price of the Common Stock equals or exceeds $14.50 (subject to adjustment in the same manner as the conversion price) for 45 trading days within any period of 60 consecutive trading days, the Company will have the right to cause the mandatory conversion of the Convertible Notes into shares of Common Stock.

In the event of certain fundamental transactions, the Buyers will have the right, within a period of 30 days following the occurrence of such transaction (“Holder Fundamental Transaction Election Period”), to elect to either require prepayment of the Convertible Notes at par plus accrued and unpaid interest or convert all or a portion of the Convertible Notes into shares of Common Stock at the conversion rate then in effect plus any additional shares based on the price per share of Common Stock in connection with the fundamental transaction, or to receive the shares of a successor entity, if any.

Embedded Derivatives

The Convertible Notes were considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the Convertible Notes. Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability. Kodak allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other income, net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative as of March 31, 2021 was a liability of $11 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes as of March 31, 2021 and at the time of issuance was $13 million ($25 million aggregate gross proceeds less $12 million allocated to the derivative liability).  The estimated fair value of the Convertible Notes as of March 31, 2021 was $24 million (Level 3).  The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

[12]

Securities Registration Rights Agreement

On February 26, 2021, the Company and the Buyers entered into a Registration Rights Agreement (the “Securities Registration Rights Agreement”) providing the Buyers with registration rights in respect of the Purchased Shares and the Common Stock issuable upon conversion of the Convertible Notes. The Securities Registration Rights Agreement contains other customary terms and conditions, including certain customary indemnification obligations; however, the Securities Registration Rights Agreement does not obligate the Company to facilitate an underwritten offering of the registered Common Stock by the Buyers.

Amended and Restated ABL Credit Agreement

On February 26, 2021, the Company and the Subsidiary Guarantors entered into an amendment to the Amended and Restated Credit Agreement, dated as of May 26, 2016, among the Company, the Subsidiary Guarantors, the lenders party thereto, Bank of America, N.A., as agent (the “Agent”), and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as arrangers (the “ABL Credit Agreement” and, as amended by the Amended ABL Credit Agreement, the “Amended ABL Credit Agreement”), with the Agent and the Required Lenders.  Each of the capitalized and undefined terms have the meaning ascribed to such term in the ABL Credit Agreement.

The Amended ABL Credit Agreement amends the ABL Credit Agreement to, among other things, (i) extend the maturity date to February 26, 2024 or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loan Credit Agreement, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) decrease the aggregate amount of commitments from $110 million to $90 million. Commitments under the Amended ABL Credit Agreement continue to be able to be used in the form of revolving loans or letters of credit.  The Company had issued approximately $42 million letters of credit under the Amended ABL Credit Agreement as of March 31, 2021 and $90 million letters of credit under the ABL Credit Agreement as of December 31, 2020.

The revolving loans bear interest at the rate of LIBOR plus 3.50%-4.00% per annum (subject to provisions providing for a replacement benchmark rate upon the discontinuation of LIBOR) or a floating Base Rate (as defined in the Amended ABL Credit Agreement) plus 2.50%-3.00% per annum, based on Excess Availability (as defined in the Amended ABL Credit Agreement). The Company will pay an unused line fee of 37.5-50 basis points per annum, depending on whether the unused portion of the maximum amount available is less than or equal to 50% or greater than 50%, respectively.  The Company will pay a letter of credit fee of 3.50%-4.00% per annum, based on Excess Availability, on issued and outstanding letters of credit, in addition to a fronting fee of 25 basis points on such letters of credit.

Obligations under the Amended ABL Credit Agreement continue to be secured by: (i) a first priority lien on assets of the Company and the Subsidiary Guarantors constituting cash (other than L/C Cash Collateral, as defined below), accounts receivable, inventory, machinery and equipment and certain other assets (the “ABL Priority Collateral”) and (ii) a second priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) other than the ABL Priority Collateral, including the L/C cash collateral and 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries.

The Amended ABL Credit Agreement continues to limit, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Amended ABL Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. The Amended ABL Credit Agreement leaves in place customary affirmative covenants, including delivery of certain of the Company’s financial statements set forth therein.

Under the Amended ABL Credit Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested at the end of each quarter.  Minimum Liquidity was $284 million at March 31, 2021.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under the Amended ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million and $13.75 million as of March 31, 2021 and December 31, 2020, respectively), which is tested at the end of each month.  Excess Availability was $41 million and $20 million as of March 31, 2021 and December 31, 2020, respectively.  If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0. If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at March 31, 2021 and December 31, 2020, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. The Amended ABL Credit Agreement also removed Eligible Cash from the Borrowing Base.  Therefore, amounts funded into the Eligible Cash account will no longer increase Excess Availability for purposes of compliance reporting. As of December 31, 2020, to maintain Excess Availability of greater than 12.5% of lender commitments, Kodak funded $35 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which was classified as Restricted Cash in the Consolidated Statement of Financial Position.

[13]

If Excess Availability falls below 12.5% of lender commitments and the Fixed Charge Coverage Ratio is less than 1.0 to 1.0, an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Letter of Credit Facility Agreement

On February 26, 2021, the Company and the Subsidiary Guarantors entered into a Letter of Credit Facility Agreement (the “L/C Facility Agreement”, and together with the Term Loan Credit Agreement and the Amended ABL Credit Agreement the “Credit Agreements”) among the Company, the Subsidiary Guarantors, the lenders party thereto (the “L/C Lenders”), Bank of America, N.A., as agent, and Bank of America, N.A., as issuing bank. Pursuant to the L/C Facility Agreement, the L/C Lenders committed to issue letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, provided that the Company posts cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

The term of the L/C Facility Agreement is three years, subject to the same automatic springing maturity as the Amended ABL Credit Agreement. The Company had issued approximately $48 million letters of credit under the L/C Facility Agreement as of March 31, 2021. The current balance on deposit in the L/C Cash Collateral account is approximately $49 million, of which $14 million was deposited into the L/C Cash Collateral account from proceeds of the financing transactions described herein and the remainder of which was cash collateral previously used to secure letters of credit under the ABL Credit Agreement. The L/C Facility Agreement has the same requirement to maintain Minimum Liquidity of $80 million as is contained in the Amended ABL Credit Agreement.

NOTE 6: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows at March 31, 2021 and December 31, 2020

	March 31,	December 31,
(in millions)	2021	2020
Series A preferred stock	$—	$191
Series B preferred stock	94	—
Series C preferred stock	98	—
Total	$192	$191

Series A Preferred Stock

On November 15, 2016, the Company issued 2,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $200 million, or $100 per share, pursuant to a Series A Preferred Stock Purchase Agreement with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), dated November 7, 2016.  The Company classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Repurchase and Exchange Agreement

On February 26, 2021 the Company entered into a Series A Preferred Stock Repurchase and Exchange Agreement (the “Repurchase and Exchange Agreement”) with Southeastern and the Purchasers.  The Company repurchased one million shares of the Series A Preferred Stock under the terms of the Repurchase and Exchange Agreement for $100,641,667, representing the liquidation value of the Series A Preferred Stock plus accrued and unpaid dividends. In addition, the Company and the Purchasers agreed to exchange the remaining one million shares of Series A Preferred Stock held by the Purchasers for shares of the Company’s newly created 4.0% Series B Convertible Preferred Stock, no par value (the “Series B Preferred Stock”) on a one-for-one basis plus accrued and unpaid dividends of $641,667.  The exchange of shares of Series A Preferred Stock for shares of Series B Preferred Stock is a noncash financing activity.

Embedded Conversion Features

Kodak allocated $43 million of the net proceeds from the issuance of the Series A Stock to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance, which reduced the net carrying value of the Series A Preferred Stock (see Note 20, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), was being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

Extinguishment of Series A Preferred Stock

The carrying value, including the fair value of the embedded derivative liability, of the Series A Preferred Stock prior to extinguishment approximated $203 million.  Upon repurchase and exchange of the Series A Preferred Stock, Kodak recorded $8 million as a deemed dividend to Additional paid in

[14]

capital in the Consolidated Statement of Financial Position, representing the difference between the fair value of consideration transferred and the carrying value of the Series A Preferred Stock.

Dividend and Other Rights

The holders of Series A Preferred Stock were entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum.

Series B Preferred Stock

The fair value of the Series B Preferred Stock at the time of issuance approximated $95 million. The Company has classified the Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividend and Other Rights

On February 25, 2021, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Series B Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series B Preferred Stock which became effective upon filing.  The Series B Preferred Stock ranks senior to the Common Stock and pari passu with the Series C Preferred Stock with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series B Preferred Stock has a liquidation preference of $100 per share, and the holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum.  If dividends on any Series B Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of the Series B Preferred Stock will be entitled to nominate one director at the next annual shareholder meeting and all subsequent shareholder meetings until all accumulated dividends on such Series B Preferred Stock have been paid or set aside.  The Company declared the quarterly cash dividends for the first quarter of 2021 in March 2021, which were paid in April 2021.  Holders of Series B Preferred Stock will have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Conversion Features

Each share of Series B Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion rate of 9.5238 shares of Common Stock for each share of Series B Preferred Stock (equivalent to an initial conversion price of $10.50 per share of Common Stock). The initial conversion rate and the corresponding conversion price will be subject to certain customary anti-dilution adjustments.  If a holder elects to convert any shares of Series B Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series B Certificate of Designations), such holder can elect to have the conversion rate adjusted and can elect to receive a cash payment in lieu of shares for a portion of the shares. Such holder will also be entitled to a payment in respect of accumulated dividends. In addition, the Company will have the right to require holders to convert any shares of Series B Preferred Stock in connection with certain reorganization events in which case the conversion rate will be adjusted, subject to certain limitations.

The Company will have the right to cause the mandatory conversion of the Series B Preferred Stock into shares of Common Stock at any time after the initial issuance of the Series B Preferred Stock if the closing price of the Common Stock has equaled or exceeded $14.50 (subject to adjustment in the same manner as the conversion price) for 45 trading days within a period of 60 consecutive trading days.

Embedded Conversion Features

The Company concluded that the Series B Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder was not considered clearly and closely related to the Series B Preferred Stock.  Accordingly, this embedded conversion feature was bifurcated from the Series B Preferred Stock and separately accounted for at fair value as a derivative.  The Company allocated $1 million to the derivative liability based on the aggregate fair value of the embedded conversion feature on the date of issuance which reduced the original carrying value of the Series B Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other income, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of March 31, 2021 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series B Preferred Stock at the time of issuance, $93 million ($95 million fair value of Series B Preferred Stock on February 26, 2021 less $1 million allocated to the derivative liability and $1 million of transaction costs) is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

Redemption Features

If any shares of Series B Preferred Stock have not been converted prior to May 28, 2026 (the “Redemption Date”), the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends.  As the Company concluded that the Series B Preferred Stock is considered more akin to a debt-type instrument, the redemption feature is considered to be clearly and closely related to the host contract and therefore was not required to be separated from the Series B Preferred Stock.

Series C Preferred Stock

[15]

Purchase Agreement

On February 26, 2021, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate of 1,000,000 shares of the Company’s newly created 5.0% Series C Convertible Preferred Stock, no par value per share (the

“Series C Preferred Stock”), for a purchase price of $100 per share, representing $100 million of gross proceeds to the Company. The initial issuance and sale of 750,000 shares ($75 million gross proceeds) closed on February 26, 2021, and the final issuance and sale of the remaining 250,000 shares ($25 million gross proceeds) closed on March 30, 2021 after expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.  The Investor is a fund managed by Grand Oaks Capital.  The Company intends to use the proceeds from the sale of the Series C Preferred Stock for general corporate purposes including the funding of growth initiatives. The Company has classified the Series C Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividend and Other Rights

On February 25, 2021, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Series C Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series C Preferred Stock and became effective upon filing.  The Series C Preferred Stock ranks senior to the Common Stock and pari passu with the Series B Preferred Stock with respect to dividend rights and rights on liquidation, winding-up and dissolution.  The Series C Preferred Stock has an initial liquidation preference of $100 per share, and holders of Series C Preferred Stock will be entitled to cumulative dividends payable quarterly “in-kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum. If dividends on the Series C Preferred Stock are not declared and paid for any given fiscal quarter, the liquidation preference is automatically increased by the amount of such unpaid dividends. Holders of the Series C Preferred Stock will also be entitled to participate in any dividends paid on the Common Stock (other than stock dividends) on an as-converted basis, with such dividends on any shares of the Series C Preferred Stock being payable upon conversion of such shares of Series C Preferred Stock to Common Stock. The Company declared the quarterly “in-kind” dividend for the first quarter of 2021 in March 2021 and issued additional shares of Series C Preferred Stock in April 2021.

Holders of Series C Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as-converted basis, except where a separate class vote is required by law. Holders of Series C Preferred Stock will have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Conversion Features

Each share of Series C Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion price of $10 per share of Common Stock. The initial conversion price and the corresponding conversion rate will be subject to certain customary anti-dilution adjustments and to proportional increase in the event the liquidation preference of the Series C Preferred Stock is automatically increased as described above. If a holder elects to convert any shares of Series C Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series C Certificate of Designations), such holder can elect to have the conversion rate adjusted and can elect to receive a cash payment in lieu of shares for a portion of the shares of Common Stock. Such holder will also be entitled to a payment in respect of accumulated dividends and a payment based on the present value of all required remaining dividend payments through May 28, 2026, the mandatory redemption date. Such additional payments will be payable at the Company’s option in cash or in additional shares of Common Stock. In addition, the Company will have the right to require holders to convert any shares of Series C Preferred Stock in connection with certain reorganization events in which case the conversion rate will be adjusted, subject to certain limitations.

The Company will have the right to cause the mandatory conversion of the Series C Preferred Stock into shares of Common Stock (i) at any time after February 26, 2023 if the closing price of the Common Stock has equaled or exceeded 200% of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days, or (ii) at any time after February 26, 2024 if the closing price of the Common Stock has equaled or exceeded 150% of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days.

Embedded Conversion Features

The Company concluded that the Series C Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder is not considered clearly and closely related to the Series C Preferred Stock.  Accordingly, this embedded conversion feature was bifurcated from the Series C Preferred Stock and separately accounted for as a derivative.  The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other income, net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of March 31, 2021 was a liability of $2 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series C Preferred Stock at the time of issuance, $97 million ($100 million aggregate gross proceeds less $2 million allocated to the derivative liability and $1 million in transaction costs) is being accreted to the mandatory redemption amount using the effective

[16]

interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

Redemption Features

If any shares of Series C Preferred Stock have not been converted prior to the Redemption Date, the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends thereon; provided that the holders of the Series C Preferred Stock have the right to extend such redemption date by up to two years.  As the Company concluded that the Series C Preferred Stock is considered more akin to a debt-type instrument, the redemption feature is considered to be clearly and closely related to the host contract and therefore was not required to be separated from the Series C Preferred Stock.

Series C Registration Rights Agreement

On February 26, 2021, the Company and the Investor entered into a Registration Rights Agreement (the “Series C Registration Rights Agreement”) which provides the Investor with customary registration rights in respect of the shares of Common Stock issuable upon conversion of the Series C Preferred Stock. The Series C Registration Rights Agreement contains other customary terms and conditions, including certain customary indemnification obligations.

NOTE 7: LEASES

Income recognized on operating lease arrangements for the three months ended March 31, 2021 and 2020 is presented below.  Income recognized for sales-type lease arrangements is $1 million and $0 million for three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Lease income - operating leases:
Lease income	$2	$2
Sublease income	—	2
Variable lease income	1	1
Total lease income	$3	$5

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company had outstanding letters of credit of $42 million and $48 million issued under the Amended ABL Credit Agreement and the L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $29 million, and restricted cash of $76 million, primarily related to cash collateral for the outstanding letters of credit under the L/C Facility Agreement, to ensure payment of possible casualty and workers’ compensation claims, legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2021, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $4 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  As of March 31, 2021, Kodak’s Brazilian operations have posted security composed of $3 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $39 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

[17]

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

In addition to the Securities Class Actions, on December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and each of the members of its Board of Directors, in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosure (the “Fiduciary Class Action”).  The Company filed a motion to dismiss the Fiduciary Class Action on April 13, 2021.

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

The Attorney General of the State of New York has threatened to file a lawsuit against the Company and its Chief Executive Officer alleging violations of New York State’s Martin Act in connection with the Chief Executive Officer’s purchase of 46,737 shares of the Company’s common stock on June 23, 2020 (the “Threatened Claim”).  This purchase was made by the Chief Executive Officer during an ‘open window’ period and in compliance with the Company’s insider trading policy, including pre-approval by its general counsel. The Chief Executive Officer has never sold any Kodak shares.  The Company considers the Threatened Claim to be unsupported by law or fact and intends to vigorously defend itself against the Threatened Claim should it be filed.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2020 to March 31, 2021, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2020	$19
New extended warranty and maintenance arrangements deferred	23
Recognition of extended warranty and maintenance arrangement revenue	(23)
Deferred revenue on extended warranties as of March 31, 2021	$19

[18]

NOTE 10:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major Product:

Three Months Ended
March 31, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$121	$17	$5	$—	$—	$143
Ongoing service arrangements (1)	20	34	1	—	—	55
Total annuities	141	51	6	—	—	198
Equipment & software	7	13	—	—	—	20
Film and chemicals	—	—	40	—	—	40
Other (2)	—	—	—	3	4	7
Total	$148	$64	$46	$3	$4	$265

Three Months Ended
March 31, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$126	$18	$5	$—	$—	$149
Ongoing service arrangements (1)	21	35	—	—	—	56
Total annuities	147	53	5	—	—	205
Equipment & software	7	12	—	—	—	19
Film and chemicals	—	—	35	—	—	35
Other (2)	—	—	2	3	3	8
Total	$154	$65	$42	$3	$3	$267

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

[19]

Product Portfolio Summary:

Three Months Ended
March 31, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$47	$37	$1	$—	$—	$85
Strategic other businesses (2)	101	14	45	3	4	167
Planned declining businesses (3)	—	13	—	—	—	13
Total	$148	$64	$46	$3	$4	$265

Three Months Ended
March 31, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$44	$36	$—	$—	$—	$80
Strategic other businesses (2)	110	15	39	3	3	170
Planned declining businesses (3)	—	14	3	—	—	17
Total	$154	$65	$42	$3	$3	$267

(1)

Growth engines consist of Sonora in the Traditional Printing segment, PROSPER and Software in the Digital Printing segment, and Advanced Materials and Functional Printing in the Advanced Materials and Chemicals segment, excluding intellectual property (IP) licensing.

(2)

Strategic other businesses include plates in the Traditional Printing segment; Computer to Plate (“CTP”) equipment and related service and Nexpress and related toner business in the Digital Printing segment and Motion Picture and Industrial Film and Chemicals (including external inks) and IP licensing in the Advanced Materials and Chemicals segment and the Brand segment.

(3)

Planned declining businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base or are otherwise not strategic to Kodak. These product families consist of Kodak Services for Business in the Advanced Materials and Chemicals segment and Versamark and Digimaster in the Digital Printing segment.

Geography (1):

Three Months Ended
March 31, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$29	$27	$33	$3	$4	$96
Canada	2	3	—	—	—	5
North America	31	30	33	3	4	101
Europe, Middle East and Africa	68	19	3	—	—	90
Asia Pacific	42	14	10	—	—	66
Latin America	7	1	—	—	—	8
Total	$148	$64	$46	$3	$4	$265

[20]

Three Months Ended
March 31, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$35	$28	$30	$3	$3	$99
Canada	3	2	—	—	—	5
North America	38	30	30	3	3	104
Europe, Middle East and Africa	68	24	3	—	—	95
Asia Pacific	39	10	9	—	—	58
Latin America	9	1	—	—	—	10
Total	$154	$65	$42	$3	$3	$267

(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amounts recorded for contract assets at March 31, 2021 and December 31, 2020 were $1 million and $2 million, respectively, and are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at March 31, 2021 and December 31, 2020 were $57 million and $64 million, respectively, of which $41 million and $47 million are reported in Other current liabilities, respectively, and $16 million and $17 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three months ended March 31, 2021 and 2020 that was included in the contract liability balance at the beginning of the year was $25 million and $26 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of both March 31, 2021 and 2020 included $19 million of cash payments received during the three months ended March 31, 2021 and 2020.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2021, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 25% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2021, 25% in 2022, 20% in 2023 and 30% thereafter.

NOTE 11: OTHER OPERATING INCOME, NET

	Three Months Ended
	March 31,
(in millions)	2021	2020
Expense (income):
Gain on sale of assets (1)	$—	$(8)
Asset impairments (2)	—	3
Transition services agreement income	—	(2)
Other	(1)	—
Total	$(1)	$(7)

(1)	In March 2020 Kodak sold a property in the U.S.

(2)	In the first quarter of 2020 Kodak recorded a pre-tax impairment charge of the Kodak trade name.

[21]

NOTE 12: OTHER INCOME, NET

	Three Months Ended
	March 31,
(in millions)	2021	2020
Change in fair value of embedded conversion features derivative liability (1)	$1	$(53)
Loss on foreign exchange transactions	—	2
Other	(1)	(2)
Total	$—	$(53)

(1)	Refer to Note 20, “Financial Instruments”.

NOTE 13: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Earnings from operations before income taxes	$7	$54
Effective tax rate	14.3%	305.6%
Provision for income taxes	1	165
Provision for income taxes at U.S. statutory tax rate	1	11
Difference between tax at effective vs. statutory rate	$—	$154

For the three months ended March 31, 2021, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

During the quarter ended March 31,2021, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years through 2014. For these years, Kodak originally recorded liabilities for unrecognized tax positions totaling $3 million (plus interest of approximately $4 million), which were substantially offset by pre-paid assets.

For the three months ended March 31, 2020, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and (2) the results from operations in jurisdictions outside the U.S.

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

[22]

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2021		2020
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	12	1	21	2
Expected return on plan assets	(42)	(3)	(49)	(5)
Amortization of:
Prior service credit	(2)	—	(2)	—
Actuarial loss	7	2	4	2
Net pension (income) expense before special termination benefits	(22)	1	(23)	—
Special termination benefits	—	—	1	—
Total net pension (income) expense	$(22)	$1	$(22)	$—

For the three months ending March 31, 2020 the special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for that period.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include any dilutive effect of potential common shares.  In periods with a net loss available to common shareholders, diluted earnings per share are calculated using weighted-average basic shares for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 follows:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income (loss)	$6	$(111)
Less: Preferred stock cash dividends	(1)	(3)
Less: Preferred stock deemed dividends	(2)	(2)
Less: Preferred stock in-kind dividend	(1)	—
Plus: Expiration of Series A preferred stock embedded derivative	11	—
Net income (loss) available to common shareholders - basic and diluted	$13	$(116)

(in millions of shares)
Weighted average shares — basic	77.8	43.6
Effect of dilutive securities
Employee stock options	2.3	—
Unvested restricted stock units	0.5	—
Weighted average shares — diluted	80.6	43.6

The computation of diluted earnings per share for the three months ended March 31, 2021 excluded the impact of (1) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (2) the assumed conversion of 1.0 million shares of Series C Preferred Stock, (3) the assumed exercise of 3.2 million of outstanding employee stock options, (4) the assumed conversion of $25 million of Convertible Notes issued in 2021 and (5) the assumed vesting of 0.3 million unvested restricted stock units because the effects would have been anti-dilutive.

[23]

As a result of the net loss available to common shareholders for the three months ended March 31, 2020, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported income available to common shareholders for the three months ended March 31, 2020, the calculation of diluted earnings per share would have included the assumed vesting of 0.3 million unvested restricted stock units.

The computation of diluted earnings per share for the three months ended March 31, 2020 also excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock, (2) the assumed exercise of 6.8 million outstanding employee stock options and (3) the assumed conversion of $100 million of Convertible Notes issued in 2019 because the effects would have been anti-dilutive.

NOTE 16: STOCK-BASED COMPENSATION

On February 26, 2021 James V. Continenza, Executive Chairman and Chief Executive Officer of Kodak, and the Company entered into an Executive Chairman and CEO Agreement (the “New Employment Agreement”).  The New Employment Agreement is effective for a three-year period beginning on February 26, 2021.  Pursuant to the New Employment Agreement, Mr. Continenza will not have the right to exercise any stock options granted to him in February 2019 or July 2020 to the extent that, after giving effect to the issuance of the Company’s common stock resulting from such exercise, Mr. Continenza (together with his affiliates and any person acting as a group), would beneficially own more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation shall cease and be of no further force and effect upon a Change of Control (as such term is defined in the Company’s Amended and Restated 2013 Omnibus Incentive Plan). The restrictions on the exercisability of previous stock option awards is a modification of the original awards.  As the February 2019 and July 2020 stock options were fully vested prior to the modification date and there was no incremental value provided in the modification, no additional compensation expense was recognized.  Also pursuant to the New Employment Agreement, Mr. Continenza was granted 200,000 fully vested restricted stock units.  The Company recognized $2 million of stock-based compensation expense associated with the grant of restricted stock units.

NOTE 17: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of March 31, 2021 and December 31, 2020, there were 78.5 million and 77.2 million shares of common stock outstanding, respectively. In the three months ended March 31, 2021 the Company issued 1.0 million shares of common stock pursuant to the Securities Purchase Agreement.  Refer to Note 5, “Debt and Finance Leases” for information on the Securities Purchase Agreement.

Preferred Stock

Preferred stock issued and outstanding as of March 31, 2021 consisted of 1.0 million shares of Series B Preferred Stock and 1.0 million shares of Series C Preferred Stock.  Preferred stock issued and outstanding as of December 31, 2020 consisted of 2.0 million shares of Series A Preferred Stock.  Refer to Note 6, “Redeemable, Convertible Preferred Stock” for information on the changes in preferred stock.

Treasury Stock

Treasury stock consisted of approximately 0.8 million shares and 0.7 million shares as of March 31, 2021 and December 31, 2020, respectively.

[24]

NOTE 18: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss), by component, were as follows:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Currency translation adjustments	$(1)	$(12)
Pension and other postretirement benefit plan changes
Newly established net actuarial (loss) gain	(1)	1
Tax Provision	—	—
Newly established net actuarial (loss) gain, net of tax	(1)	1
Reclassification adjustments:
Amortization of prior service credit (a)	(2)	(2)
Amortization of actuarial losses (a)	9	5
Recognition of losses (gains) due to curtailments and settlements	—	—
Total reclassification adjustments	7	3
Tax provision	—	(1)
Reclassification adjustments, net of tax	7	2
Pension and other postretirement benefit plan changes, net of tax	6	3
Other comprehensive income (loss)	$5	$(9)

(a)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

NOTE 19: SEGMENT INFORMATION

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

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of four lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing and Kodak Services for Business.

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2021	2020
Traditional Printing	$148	$154
Digital Printing	64	65
Advanced Materials and Chemicals	46	42
Brand	3	3
All Other	4	3
Consolidated total	$265	$267

[25]

Segment Operational EBITDA and Consolidated Income from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2021	2020
Traditional Printing	$5	$1
Digital Printing	—	(2)
Advanced Materials and Chemicals	(4)	(9)
Brand	2	2
Total of reportable segments	3	(8)
All Other	—	(1)
Depreciation and amortization	(8)	(10)
Restructuring costs and other	(1)	(7)
Stock based compensation	(3)	(1)
Consulting and other costs (1)	(5)	—
Idle costs (2)	(1)	—
Other operating income, net, excluding income from transition services agreement (3)	1	6
Interest expense (4)	(4)	(4)
Pension income excluding service cost component (4)	25	26
Other income net (4)	—	53
Consolidated income from operations before income taxes	$7	$54

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives and investigations.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$0 million and $2 million of income from the transition services agreement with the purchaser of Kodak’s Flexographic Packaging Business was recognized in the three months ended March 31, 2021 and 2020.  The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense and other income, net.

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

NOTE 20: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income (loss) at the same time that the exposed assets and liabilities are remeasured through net income (loss) (both in Other income, net in the Consolidated Statement of Operations). The notional amount of such contracts open at March 31, 2021 and December 31, 2020 was approximately $331 million and $361

[26]

million, respectively.  The majority of the contracts of this type held by Kodak as of March 31, 2021 and December 31, 2020 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net loss (gain) from derivatives not designated as hedging instruments	$3	$(1)

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2021.

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

As discussed in Note 5, “Debt and Finance Leases”, the Company concluded that the Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, are not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate  (“Fundamental Change”).  Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in a liability position at March 31, 2021 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value reported in Other income, net in the Consolidated Statement of Operations.

As discussed in Note 6, “Redeemable, Convertible, Preferred Stock”, the Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a Fundamental Change is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and both are separately accounted for as a single derivative asset or liability.  Both derivatives were in a liability position at March 31, 2021 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivatives are being accounted for at fair value with changes in fair value reported in Other income, net in the Consolidated Statement of Operations.

As discussed in Note 6, “Redeemable, Convertible, Preferred Stock”, the Company concluded that the Series A Preferred Stock was considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The embedded conversion features were revalued as of February 26, 2021 when the Company repurchased one million of the Series A Preferred Stock and exchanged the remaining one million shares of Series A Preferred Stock for Series B Preferred Stock.  The revaluation as of February 26, 2021 resulted in the recognition of $2 million of net expense which was reported in Other income, net in the Consolidated Statement of Operations. With the repurchase and exchange of the shares of the Series A Preferred Stock the embedded conversion features derivative liability expired.  The derivative was in a liability position at December 31, 2020 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative was being accounted for at fair value with changes in fair value being reported in Other income, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of March 31, 2021 and December 31, 2020 was $0 million and $1 million, respectively.  The gross fair value of foreign currency forward contracts in a liability position as of March 31, 2021 and December 31, 2020 was $2 million and $0 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2021.

[27]

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements).  The value of the embedded derivatives associated with the Convertible Notes and Series A, Series B and Series C Preferred Stock were calculated using a binomial lattice model.

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

Convertible Notes:

	Valuation Date
		February 26,
	March 31,	2021
	2021	(Inception)
Total value of embedded derivative liability ($ millions)	$11	$12
Kodak's closing stock price	$7.87	$8.62
Expected stock price volatility	70.00%	70.00%
Risk free rate	0.96%	0.80%
Implied credit spread on the Convertible Notes	18.25%	18.25%

Series B Preferred Stock:

	Valuation Date
		February 26,
	March 31,	2021
	2021	(Inception)
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$7.87	$8.62
Expected stock price volatility	70.00%	70.00%
Risk free rate	0.96%	0.80%
Implied credit spread on the preferred stock	19.75%	19.75%

Series C Preferred Stock:

	Valuation Date
		March 30,	February 26,
		2021	2021
	March 31, 2021	(Inception - Final Sale)	(Inception - Initial Sale)
Total value of embedded derivative liability ($ millions)	$2	$1	$1
Kodak's closing stock price	$7.87	$8.05	$8.62
Expected stock price volatility	70.00%	70.00%	70.00%
Risk free rate	0.96%	0.94%	0.80%
Implied credit spread on the preferred stock	21.75%	21.75%	21.75%

Series A Preferred Stock:

	Valuation Date
	February 26,	December 31,
	2021	2020
Total value of embedded derivative liability ($ millions)	$11	$9
Kodak's closing stock price	$8.62	$8.14
Expected stock price volatility	137.53%	133.44%
Risk free rate	0.07%	0.10%
Implied credit spread on the preferred stock	14.02%	11.97%

[28]

The Fundamental Change values at issuance were calculated as the difference between the total value of the Convertible Notes, Series B or Series C Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their maturity date or Series B and Series C Preferred Stock is redeemed on their redemption date and the values of the other embedded derivatives.  The Fundamental Change values reduce the value of the embedded conversion features derivative liability.  Other than events that alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change reflects the value as of the issuance date, amortized for the passage of time.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The fair values of long-term borrowings were $283 million and $17 million at March 31, 2021 and December 31, 2020, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both March 31, 2021 and December 31, 2020.

[29]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;
•	The impact of the global economic environment or medical epidemics such as the COVID-19 pandemic, including the restrictions and other actions implemented to fight the COVID-19 pandemic;
•	The impact of the investigations, litigations and claims arising out of the circumstances surrounding the DFC Announcement;
•

The performance by third parties of their obligations to supply products, components or services to Kodak and the ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the COVID-19 pandemic;

•	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;
•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies;
•	Kodak’s ability to effectively compete with large, well-financed industry participants;
•

Continued sufficient availability of borrowings and letters of credit under the Amended ABL Credit Agreement and L/C Facility Agreement, Kodak’s ability to obtain additional financing if and as needed and Kodak’s ability to provide or facilitate financing for its customers;

•	The potential impact of cyber-attacks and other data security incidents that disrupt Kodak’s operations; and
•

Kodak’s ability to effect strategic transactions such as acquisitions, strategic alliances, divestitures and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions.

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

[30]

Kodak’s broad portfolio of superior products, responsive support and world-class research and development (“R&D”) make Kodak solutions a smart investment for customers looking to improve their profitability and drive growth.

Revenue decreased $2 million when compared to the prior year quarter, (1%), including the favorable impact of currency ($9 million) in the current year quarter.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

The COVID-19 pandemic continues to impact current quarter sales.  While Kodak has experienced some recovery of customer demand and volumes during the current quarter, the ultimate impact of the COVID-19 pandemic on Kodak’s operations and financial performance remains uncertain and will depend on the duration of the pandemic as well as other factors.  Kodak continued to work closely with government and health officials in the jurisdictions where it operates to protect employees world-wide, with particular measures in place for those working in plants and distribution facilities. The manufacturing facilities have generally been operating at below normal capacity during the pandemic to date.  However, none of Kodak’s manufacturing facilities were ordered to close by governmental authorities.

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies and cost reductions are expected to mitigate the impact of revenue declines and higher raw material costs on earnings.  To further mitigate the impact of higher aluminum, energy and packaging costs, Kodak announced surcharges on purchases of plates in April 2021.  The surcharges will be effective in the second quarter of 2021 and will be periodically reviewed and adjusted accordingly.  Traditional Printing revenues accounted for approximately 56% of Kodak’s revenues for the three months ended March 31, 2021.  Traditional Printing’s revenues decreased $6 million (4%) compared with the prior year quarter. Segment earnings improved $4 million (400%) compared to the prior year quarter, reflecting operating cost reductions.

Many of the segment’s customers around the globe continued to operate during the COVID-19 pandemic but at decreased volumes.  The Traditional Printing segment was impacted by supply chain disruptions and travel restrictions and manufacturing volumes were reduced, primarily in 2020, in response to the decline in customer demand for the segment’s products.  The segment has seen some recovery of volumes starting in the later part of 2020 and continued improvement in customer demand in the first quarter of 2021; however, the duration and extent of demand declines remains unclear.

•

In Digital Printing, the legacy VERSAMARK business is expected to continue to decline as a percentage of the segment’s total revenue as the PROSPER business grows.  The PROSPER Inkjet Systems business is expected to continue to build profitability, excluding the negative impacts during the COVID-19 pandemic.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in original equipment manufacturers and hybrid applications.  Digital Printing’s revenues declined slightly compared with the prior year quarter, $1 million (2%).  Despite the revenue declines, the segment operations broke even, an improvement of $2 million (100%) compared to the prior year quarter.

Many of the Digital Printing segment customers around the globe continued to operate during the COVID-19 pandemic but at decreased volumes.  The Digital Printing segment was impacted by supply chain disruptions and travel restrictions and manufacturing volumes were reduced, primarily in 2020, in response to the decline in customer demand for the segment’s products.  The segment has seen some recovery of volumes starting in the later part of 2020 and continued improvement in customer demand in the first quarter of 2021; however, the duration and extent of demand declines remains unclear.

[31]

•

Advanced Materials and Chemicals revenues increased $4 million (10%) compared with the prior year quarter.  The segment loss improved $5 million (56%) compared to the prior year quarter.  Kodak plans to continue promoting the use of film and chemicals to utilize as much manufacturing capacity as possible.

Advanced Materials and Chemicals experienced adverse impacts from the COVID-19 pandemic in 2020, most notably in Motion Picture where the industry was heavily impacted and productions in affected regions were suspended.  Each of the segment’s product lines was impacted by lowered demand and travel restrictions.  While there is continued risk and the ultimate duration and extent of the COVID-19 pandemic remains unclear, the segment has seen a recovery of customer demand starting in the later part of 2020 for Motion Picture film and other Advanced Materials and Chemicals product lines, which continued in the first quarter of 2021 with volume improvements compared with the prior year quarter.

•

Kodak is working to organically expand its key starting materials (“KSM”) production at Eastman Business Park in Rochester, New York while exploring alternatives to obtain necessary Current Good Manufacturing Practices (“cGMP”) and FDA certification to make regulated KSMs and active pharmaceutical ingredients (“APIs”) and otherwise utilize its assets and technology in the healthcare space.  Depending on its assessment of the business opportunity and availability of capital, Kodak may also explore alternative means to further expand its chemical manufacturing operations for purposes of producing materials to support the healthcare industry.  A portion of the capital raised by the Company on February 26, 2021 is being used to fund these exploratory activities and may be used to fund expansion opportunities that the Company considers attractive.

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

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

REPORTABLE SEGMENTS

Kodak has four reportable segments:  Traditional Printing, Digital Printing, Advanced Materials and Chemicals, and Brand.  The balance of Kodak’s operations, which do not meet the criteria of a reportable segment, are reported in All Other and primarily represent the Eastman Business Park operations.  Refer to the 2020 Form 10-K for a description of the Company’s segments.

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2021	2020
Traditional Printing	$148	$154
Digital Printing	64	65
Advanced Materials and Chemicals	46	42
Brand	3	3
All Other	4	3
Consolidated total	$265	$267

[32]

Segment Operational EBITDA and Consolidated Income from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2021	2020
Traditional Printing	$5	$1
Digital Printing	—	(2)
Advanced Materials and Chemicals	(4)	(9)
Brand	2	2
All Other	—	(1)
Depreciation and amortization	(8)	(10)
Restructuring costs and other	(1)	(7)
Stock based compensation	(3)	(1)
Consulting and other costs (1)	(5)	—
Idle costs (2)	(1)	—
Other operating income, net, excluding income from transition services agreement (3)	1	6
Interest expense (4)	(4)	(4)
Pension income excluding service cost component (4)	25	26
Other income, net (4)	—	53
Consolidated income from operations before income taxes	$7	$54

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives and investigations.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$0 million and $2 million of income from the transition services agreement with the purchaser of Kodak’s Flexographic Packaging Business was recognized in the three months ended March 31, 2021 and 2020, respectively.  The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense and other income, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

[33]

2021 COMPARED WITH 2020

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2021	% of Sales	2020	% of Sales	$ Change
Revenues	$265		$267		$(2)
Cost of revenues	225		231		(6)
Gross profit	40	15%	36	13%	4
Selling, general and administrative expenses	46	17%	48	18%	(2)
Research and development costs	8	3%	9	3%	(1)
Restructuring costs and other	1	0%	7	3%	(6)
Other operating income, net	(1)	(0)%	(7)	(3)%	6
Loss from operations before interest expense, pension income excluding service cost component, other income, net and income taxes	(14)	(5)%	(21)	(8)%	7
Interest expense	4	2%	4	1%	—
Pension income excluding service cost component	(25)	(9)%	(26)	(10)%	1
Other income, net	—	0%	(53)	(20)%	53
Earnings from operations before income taxes	7	3%	54	20%	(47)
Provision for income taxes	1	0%	165	62%	(164)
Net income (loss)	6	2%	(111)	(42)%	117

Revenue

For the three months ended March 31, 2021 revenues declined $2 million compared with the same period in 2020, driven by volume declines and unfavorable pricing and product mix within Traditional Printing ($10 million and $3 million, respectively) and Digital Printing ($2 million and $1 million, respectively). The revenue declines were offset by improved volume, pricing and product mix in Advanced Materials and Chemicals (each $2 million) and favorable foreign currency ($9 million). See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2021 improved approximately $4 million compared with the same period in 2020 reflecting improved costs ($5 million), favorable pricing and product mix in Advanced Materials and Chemicals ($2 million) and lower depreciation and amortization expenses ($2 million) partially offset by volume declines and unfavorable pricing and product mix in Traditional Printing (each $2 million) and Digital Printing (each $1 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $2 million in the three-month period ended March 31, 2021, driven by lower investment in segment selling and marketing activities due to cost reduction efforts ($6 million) as well as higher bad debt expense in the prior year period primarily due to increased collection risk related to the COVID-19 pandemic ($3 million).  The decrease was partially offset by an increase of $5 million in consulting and project costs with the internal and external investigations that started in the third quarter of 2020 as well as a $2 million increase in stock-based compensation expense primarily attributable to the equity awards granted to the Company’s Executive Chairman and Chief Executive Officer in the current quarter.

Research and Development Costs

Consolidated R&D expenses decreased $1 million for the quarter ended March 31, 2021 primarily due to cost reduction efforts.

Other Income, Net

The change in Other income, net was primarily driven by the embedded conversion features derivative liability associated with the Convertible Notes in 2020.  Refer to Note 12, “Other Income, Net” and Note 20, “Financial Instruments”.

Provision for Income Taxes

The change in Provision for income taxes was driven by the $167 million provision associated with the establishment of a valuation allowance on deferred tax assets outside the U.S. in 2020.  Refer to Note 13, “Income Taxes”.

[34]

TRADITIONAL PRINTING SEGMENT

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change
Revenues	$148	$154	$(6)

Operational EBITDA	$5	$1	$4

Revenues

The decrease in Traditional Printing revenues for the three months ended March 31, 2021 of approximately $6 million reflected volume and pricing declines ($9 million and $2 million, respectively) in Prepress Solutions consumables, volume declines in Prepress Solutions service ($2 million) and unfavorable product mix in Prepress systems ($1 million), partially offset by improved volume in Prepress systems ($1 million) and favorable foreign currency ($7 million).  The volume declines were partially driven by COVID-19 pandemic related declines in customer demand.

Operational EBITDA

Traditional Printing Operational EBITDA for the three months ended March 31, 2021 improved $4 million reflecting lower manufacturing costs ($5 million) primarily due to headcount reductions and other cost savings measures and lower sales and marketing expenses ($4 million) due to cost reduction efforts as well as higher bad debt expense in the prior year period primarily due to increased collection risk related to the COVID-19 pandemic ($2 million).  The cost improvements were partially offset by volume and pricing declines ($1 million and $2 million, respectively) in Prepress Solutions consumables and unfavorable foreign currency ($1 million).

DIGITAL PRINTING SEGMENT

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change
Revenues	$64	$65	$(1)

Operational EBITDA	$—	$(2)	$2

Revenues

The decline in Digital Printing revenues for the three months ended March 31, 2021 of approximately $1 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($4 million) in part due to the decline in customer demand with the COVID-19 pandemic, pricing declines in Electrophotographic Printing Solutions equipment ($2 million) and volume and pricing declines in Prosper components ($2 million and $1 million, respectively).  The declines were partially offset by volume improvements in Electrophotographic Printing Solutions equipment ($4 million), favorable product mix in Prosper systems ($1 million) and favorable foreign currency ($2 million).

Operational EBITDA

Digital Printing Operational EBITDA for the three months ended March 31, 2021 improved $2 million reflecting improved volume in Electrophotographic Printing Solutions equipment ($2 million), lower sales and marketing expenses ($2 million), improved pricing and lower costs in Software and favorable foreign currency (each $1 million) partially offset by pricing declines in Electrophotographic Printing Solutions equipment ($2 million), volume and pricing declines in Prosper components and volume declines in Software (each $1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change
Revenues	$46	$42	$4

Operational EBITDA	$(4)	$(9)	$5

Revenues

Advanced Materials and Chemicals revenues for the three months ended March 31, 2021 improved $4 million primarily from volume and pricing improvements in Industrial Film and Chemicals ($4 million and $1 million, respectively).  Partially offsetting these impacts was volume declines in Consumer Inkjet Solutions ($1 million) as the final build of inventory was sold in the second quarter of 2020. Additionally, the prior year period included revenues from KSB ($1 million) which was sold in December 2020.

[35]

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved $5 million for the three months ended March 31, 2021 reflecting favorable volume and pricing in Industrial Film and Chemicals (each $1 million), and lower selling and administrative and R&D expenses (each $1 million).  Favorable costs in film manufacturing ($2 million) were offset by startup costs associated with the anticipated ramp up of a new coating services line ($2 million).

BRAND SEGMENT

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change
Revenues	$3	$3	$—

Operational EBITDA	$2	$2	$—

Revenues

Brand revenues and EBITDA for the three months ended March 31, 2021 remained flat compared to the prior year quarter.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $1 million of charges for the three months ended March 31, 2021 in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $4 million during the three months ended March 31, 2021.

The restructuring actions implemented in the first three months of 2021 are expected to generate future annual cash savings of approximately $2 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $1 million each.  Kodak began realizing a portion of these savings in the first three months of 2021 and expects the majority of the annual savings to be in effect by the end of the third quarter of 2021 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

The financing transactions entered into during the first quarter of 2021 provided additional liquidity to the Company to fund on-going operations and obligations, and to invest in growth opportunities in Kodak’s core businesses of print, advanced materials and chemicals as well as corporate infrastructure investments expected to contribute to improvements in cash flow.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and implementing ways to reduce cash collateral needs.

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to the on-going COVID-19 pandemic.  The conversion of accounts receivable to cash is taking longer and collection risk remains high.  To mitigate the economic impacts of the pandemic Kodak reduced operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs and pay reductions and adjusted manufacturing volumes to meet changing expectations around production requirements.  The furloughs and pay-cuts largely ended in January 2021.  While manufacturing volumes have improved for certain businesses the economic uncertainty surrounding the COVID-19 pandemic represents an additional element of complexity in Kodak’s plans to return to sustainable positive cash flow.  The Company continues to take advantage of any available government incentives around the world in response to the COVID-19 pandemic such as employee-related tax deferrals or holidays, wage subsidies and loan programs including those under the U.S. CARES Act, although the Company has not yet been able to take advantage of any loan programs and may not qualify for any loans under the programs created under the U.S. CARES Act.  Many of the available government incentives for which the Company qualifies are in the form of deferrals of payments that will be required to be paid in the future.

	March 31,	December 31,
(in millions)	2021	2020
Cash, cash equivalents and restricted cash	$477	$256

[36]

Cash Flow Activity

	Three Months Ended March 31,
(in millions)	2021	2020	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(16)	$(41)	$25
Cash flows from investing activities:
Net cash used in investing activities	(1)	(1)	—
Cash flows from financing activities:
Net cash provided by (used in) financing activities	242	(3)	245
Effect of exchange rate changes on cash and restricted cash	(4)	(4)	0
Net increase (decrease) in cash, cash equivalents and restricted cash	$221	$(49)	$270

Operating Activities

Net cash used in operating activities decreased $25 million for the three months ended March 31, 2021 as compared with the corresponding period in 2020 primarily due to improved earnings and decreases in cash used for accounts payable and inventory partially offset by lower reductions of accounts receivable in 2021.

Investing Activities

Net cash used in investing activities remained flat for the three months ended March 31, 2021 as compared with the corresponding period in 2020.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 improved $245 million compared to the corresponding period in 2020 driven by the net proceeds of $247 million received from the current quarter refinancing transactions.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended ABL Credit Agreement. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At March 31, 2021 and December 31, 2020 approximately $284 million and $99 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $117 million and $97 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans. As of March 31, 2021 and December 31, 2020, outstanding inter-company loans to the U.S. were $417 million and $449 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $117 million and $150 million, respectively.  In China, where approximately $35 million and $34 million of cash and cash equivalents was held as of March 31, 2021 and December 31, 2020, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Amended ABL Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended ABL Credit Agreement.

The Company had issued approximately $42 million letters of credit under the Amended ABL Credit Agreement and $48 million letters of credit under the L/C Facility Agreement as of March 31, 2021. The letters of credit under the L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral).  The L/C Cash Collateral was $49 million at March 31, 2021 which was classified as Restricted Cash.  The Company had issued approximately $90 million letters of credit under the ABL Credit Agreement as of December 31, 2020.

Under the Amended ABL Credit Agreement and L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested on the last day of each fiscal quarter.  Minimum Liquidity was $284 million at March 31, 2021.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under the Amended ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million and $13.75 million as of March 31, 2021 and December 31, 2020, respectively), which is tested at the end of each month.  Excess Availability was $41 million and $20 million as of March 31, 2021 and December 31, 2020, respectively.  If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

[37]

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at March 31, 2021 and December 31, 2020, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. The Amended ABL Credit Agreement also removed Eligible Cash from the Borrowing Base.  Therefore, amounts funded into the Eligible Cash account will no longer increase Excess Availability for purposes of compliance reporting. As of December 31, 2020, to maintain Excess Availability of greater than 12.5% of lender commitments, Kodak funded $35 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which was classified as Restricted Cash in the Consolidated Statement of Financial Position.

If Excess Availability falls below 12.5% of lender commitments and the Fixed Charge Coverage Ratio is less than 1.0 to 1.0, an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 8.5% per annum and holders of the Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. The Convertible Notes do not require any debt service until maturity on May 28, 2026 and holders of the Series C Preferred Stock are entitled to cumulative dividends payable quarterly “in-kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum.

Other Collateral Requirements

The New York State Workers’ Compensation Board (“NYSWCB”) requires security deposits related to self-insured workers’ compensation obligations.  The security deposit required by NYSWCB is based on actuarial calculations of the Company’s obligations and company specific factors such as its declining workforce and reducing exposure.  The NYSWCB calculation also includes a financial contingency based on the employer’s credit rating and a calculation of unallocated loss adjustment expenses.  In 2020 the NYSWCB waived these charges to provide employers some relief while they endure the economic impacts of the COVID-19 pandemic.  The waived security deposits amounted to $16.7 million in 2020.  The increase to the security deposit required by NYSWCB in 2020, not including the waived amounts, was $14.9 million.  The Company has agreed to post additional collateral of approximately $3 million for each of the next five years to satisfy the current security deposit obligation. The collateral obligation can be satisfied by issuing letters of credit or through other means.  The amount of security deposit required by NYSWCB will be re-calculated annually.  Therefore, the amount of additional collateral required may change each year.

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

U.S. International Development Finance Corporation Non-Binding Letter of Interest

On July 28, 2020 the U.S. International Development Finance Corporation (the “DFC”) announced (the “DFC Announcement) the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”).  The DFC Loan would be for facility upgrades and construction, provide working capital, and finance other necessary direct expenditures supporting the launch of Kodak Pharmaceuticals.  The signing of the letter of interest indicated Kodak’s successful completion of the DFC’s initial screening, which would be followed by standard due diligence conducted by the DFC before financing would be formally committed.  The application process for the DFC Loan was put on hold when investigations were commenced with respect to the circumstances surrounding the DFC Announcement.  While the letter of interest with the DFC has never been formally terminated and the Company has not received any communication from the DFC rejecting its application, given the time that has elapsed and the recent changes in administration at the federal government and the DFC, the Company is operating on the basis that the DFC Loan as envisioned at the time of the DFC Announcement will not proceed.  The Company remains interested in working with the DFC and other governmental agencies to leverage its assets and technology to on-shore manufacturing of pharmaceutical and other healthcare materials.  As described under “Overview” above, the Company is also continuing to explore expanding further into the pharmaceutical space on a smaller scale than contemplated by the DFC Loan using other sources of capital, including a portion of the capital raised by the Company on February 26, 2021.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $3 million to its defined benefit pension and postretirement benefit plans in the first three months of 2021.  For the balance of 2021, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $13 million.

[38]

Capital Expenditures

Cash flow from investing activities included $1 million of capital expenditures for the three months ended March 31, 2021.  Kodak expects approximately $15 million to $25 million of total capital expenditures for 2021, before consideration of any investment Kodak may make utilizing proceeds from the first quarter 2021 financing transactions.

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

In addition to the Securities Class Actions, on December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and each of the members of its Board of Directors in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosure (the “Fiduciary Class Action”).  The Company filed a motion to dismiss the Fiduciary Class Action on April 13, 2021.  The Company has also received three requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the DFC Announcement and alleged proxy statement disclosure deficiencies.  The Company has responded to and engaged in discussions concerning these requests, and its response and discussions may serve as the basis for the requestors to bring shareholder derivative lawsuits (any such lawsuits, collectively with the Fiduciary Class Action, the “Fiduciary Matters”).  The Company intends to vigorously defend the Fiduciary Matters.

The DFC Announcement has also prompted investigations by several congressional committees, the SEC and the New York Attorney General’s office.  The Company is cooperating in those investigations.

The Attorney General of the State of New York has threatened to file a lawsuit against the Company and its Chief Executive Officer alleging violations of New York State’s Martin Act in connection with the Chief Executive Officer’s purchase of 46,737 shares of the Company’s common stock on June 23, 2020 (the “Threatened Claim”).  This purchase was made by the Chief Executive Officer during an ‘open window’ period and in compliance with the Company’s insider trading policy, including pre-approval by its general counsel. The Chief Executive Officer has never sold any Kodak shares.  The Company considers the Threatened Claim to be unsupported by law or fact and intends to vigorously defend itself against the Threatened Claim should it be filed.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2020 Form 10-K.  The Risk Factors remain applicable from the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2021

None

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2021 (1)

.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 through 31	9,832	8.14	n/a	n/a
February 1 through 28	61,369	8.62	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	71,201	$8.55

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

[40]

(2)	Kodak does not have a publicly announced stock repurchase plan or program.

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

(4.2)

Registration Rights Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Kennedy Lewis Capital Partners Master Fund LP and Kennedy Lewis Capital Partners Master Fund II LP. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.3)

Board Rights Agreement, dated as of February 26, 2021, by and between Eastman Kodak Company and Kennedy Lewis Investment Management LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

[41]

(4.4)

Convertible Promissory Note, dated as of February 26, 2021, from Eastman Kodak Company to Kennedy Lewis Capital

Partners Master Fund LP. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.5)

Convertible Promissory Note, dated as of February 26, 2021, from Eastman Kodak Company to Kennedy Lewis Capital Partners Master Fund II LP. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

*(10.1)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement (with Immediate Vesting). (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

*(10.2)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement (with Modified Accelerated Vesting).  (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

*(10.3)

Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated February 26, 2021.  (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.4)

Amendment No. 4 to Amended and Restated Credit Agreement (including attached Amended and Restated Credit Agreement), dated as of August 26, 2021 by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein and Bank of America, N.A., as agent. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.5)

Letter of Credit Facility Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent and Bank of America, N.A., as issuing bank. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.6)

Security Agreement, dated February 26, 2021, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent.  (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.7)

Credit Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, the Lenders named therein and Alter Domus (US) LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.8)

Guarantee and Collateral Agreement, dated February 26, 2021, made by the Grantors referred to therein, as Grantors, to Alter Domus (US) LLC, as Administrative Agent.  (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.9)

Intercreditor Agreement, dated as of February 26, 2021, among Bank of America, N.A., as Representative with respect to the ABL Credit Agreement, Bank of America, N.A., as Representative with respect to the LC Credit Agreement, and Alter Domus (US) LLC, as Representative with respect to the Term Loan Agreement, Eastman Kodak Company, and each of the other Grantors party thereto.  (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.10)

Intercreditor Agreement, dated as of February 26, 2021, among Bank of America, N.A., as Representative with respect to the ABL Credit Agreement, Bank of America, N.A., as Representative with respect to the LC Credit Agreement, Eastman Kodak Company, and each of the other Grantors party thereto.  (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.11)

Series A Preferred Stock Repurchase and Exchange Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

[42]

(10.12)

Series C Preferred Stock Purchase Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company and GO EK Ventures IV, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed

March 1, 2021).

(10.13)

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

[43]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date: May 17, 2021	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[44]