Form 10-Q
period 2021-09-30
EASTMAN KODAK CO
filed 2021-11-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2021, the registrant had 78,652,200 shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2021

[1]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Sales	$231	$195	$674	$568
Services	56	57	169	164
Total revenues	287	252	843	732
Cost of revenues
Sales	206	183	595	533
Services	38	38	117	111
Total cost of revenues	244	221	712	644
Gross profit	43	31	131	88
Selling, general and administrative expenses	43	56	131	138
Research and development costs	8	8	24	25
Restructuring costs and other	—	1	1	9
Other operating expense (income), net	1	(1)	(6)	(11)
Loss from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	(9)	(33)	(19)	(73)
Interest expense	9	3	23	11
Pension income excluding service cost component	(25)	(26)	(76)	(79)
Loss on early extinguishment of debt	—	2	—	2
Other (income) charges, net	(2)	432	(1)	387
Earnings (loss) from operations before income taxes	9	(444)	35	(394)
Provision for income taxes	1	1	5	167
Net income (loss)	$8	$(445)	$30	$(561)

Basic net income (loss) per share attributable to Eastman Kodak Company common shareholders	$0.06	$(6.94)	$0.40	$(11.34)
Diluted net income (loss) per share attributable to Eastman Kodak Company common shareholders	$0.06	$(6.94)	$0.39	$(11.34)

Number of common shares used in basic and diluted net income (loss) per share
Basic	78.6	64.8	78.3	50.8
Diluted	80.6	64.8	80.5	50.8

The accompanying notes are an integral part of these consolidated financial statements.

[2]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$8	$(445)	$30	$(561)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	(1)	3	(17)
Pension and other postretirement benefit plan obligation activity, net of tax	7	3	21	15
Other comprehensive income (loss), net of tax	7	2	24	(2)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$15	$(443)	$54	$(563)

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2021	2020
ASSETS
Cash and cash equivalents	$380	$196
Trade receivables, net of allowances of $8 and $10, respectively	167	177
Inventories, net	240	206
Other current assets	47	46
Current assets held for sale	2	2
Total current assets	836	627
Property, plant and equipment, net of accumulated depreciation of $440 and $430, respectively	140	152
Goodwill	12	12
Intangible assets, net	35	39
Operating lease right-of-use assets	46	48
Restricted cash	64	53
Other long-term assets	402	317
TOTAL ASSETS	$1,535	$1,248

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$151	$118
Short-term borrowings and current portion of long-term debt	2	2
Current portion of operating leases	18	12
Other current liabilities	141	164
Total current liabilities	312	296
Long-term debt, net of current portion	250	17
Pension and other postretirement liabilities	384	406
Operating leases, net of current portion	40	49
Other long-term liabilities	210	212
Total liabilities	1,196	980

Commitments and Contingencies (Note 8)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	195	191

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,166	1,152
Treasury stock, at cost	(10)	(9)
Accumulated deficit	(590)	(620)
Accumulated other comprehensive loss	(422)	(446)
Total shareholders’ equity	144	77
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,535	$1,248

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$30	$(561)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	23	29
Pension income	(63)	(65)
Change in fair value of embedded derivatives in the Series A, Series B and Series C Preferred Stock and Convertible Notes	(3)	382
Loss on early extinguishment of debt	—	2
Net loss (gain) on sales of assets	1	(9)
Asset impairments	—	3
Stock based compensation	6	18
Non-cash changes in workers' compensation reserves	(4)	9
(Benefit) provision for deferred income taxes	(1)	160
Decrease in trade receivables	6	53
Increase in inventories	(38)	(19)
Increase (decrease) in trade payables	33	(33)
Decrease in liabilities excluding borrowings and trade payables	(26)	(24)
Other items, net	3	7
Total adjustments	(63)	513
Net cash used in operating activities	(33)	(48)
Cash flows from investing activities:
Additions to properties	(10)	(13)
Net proceeds from sales of assets	1	2
Net proceeds from return on equity investment	—	2
Net cash used in investing activities	(9)	(9)
Cash flows from financing activities:
Net proceeds from Term Loan Credit Agreement	215	—
Net proceeds from Convertible Notes	25	—
Net proceeds from Series C Preferred Stock	99	—
Proceeds from sale of common stock	10	—
Repurchase of Series A Preferred Stock	(100)	—
Debt issuance costs	(2)	—
Proceeds from stock option exercises	—	29
Preferred stock cash dividend payments	(6)	(19)
Treasury stock purchases	(1)	—
Net cash provided by financing activities	240	10
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	195	(49)
Cash, cash equivalents and restricted cash, beginning of period	256	290
Cash, cash equivalents and restricted cash, end of period	$451	$241

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Nine-Month Period Ending September 30, 2021
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	$77	$191
Net income	—	—	6	—	—	6	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments	—	—	—	6	—	6	—
Repurchase of Series A preferred stock	—	—	—	—	—	—	(100)
Exchange of Series A preferred stock	—	92	—	—	—	92	(92)
Expiration of Series A preferred stock embedded derivative	—	11	—	—	—	11	—
Issuance of convertible, redeemable Series B preferred stock, net		(95)				(95)	93
Issuance of common stock	—	10	—	—	—	10	—
Issuance of convertible, redeemable Series C preferred stock, net	—	—	—	—	—	—	97
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Series C Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Purchase of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2021	$—	$1,169	$(614)	$(441)	$(10)	$104	$192
Net income	—	—	16	—	—	16	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	4	—	4	—
Pension and other postretirement liability adjustments	—	—	—	8	—	8	—
Series B Preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Series C Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2021	$—	$1,167	$(598)	$(429)	$(10)	$130	$193
Net income	—	—	8	—	—	8	—
Other comprehensive income (loss) (net of tax):
Pension and other postretirement liability adjustments	—	—	—	7	—	7	—
Series B Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Series C Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of September 30, 2021	$—	$1,166	$(590)	$(422)	$(10)	$144	$195
(1)	Represents purchases of common stock to satisfy tax withholding obligations.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited) (cont’d)

(in millions)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”. Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in Topic 842 and (2) the lessor would have otherwise recognized a day-one loss. The amendments are effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years for all public business entities (January 1, 2022 for Kodak).  Entities that have adopted Topic 842 before the issuance date of this update have the option to apply the amendments in this update either (1) retrospectively to leases that commenced or were modified on or after the adoption of ASU 2016-02, “Leases (Topic 842)” or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. Earlier application is permitted. Kodak adopted this ASU prospectively on October 1, 2021. The adoption did not have an impact on Kodak’s consolidated financial statements.

[8]

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02 and 2020-03) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU is effective January 1, 2023 for Kodak, and interim periods within that fiscal year.  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2021	2020
Cash and cash equivalents	$380	$196
Restricted cash reported in Other current assets	7	7
Restricted cash	64	53
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$451	$256

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

Restricted cash includes $45 million as of September 30, 2021 representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”).  Restricted cash included $35 million as of December 31, 2020, supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined therein (Refer to Note 5, “Debt and Finance Leases” for information on the Restricted cash supporting the L/C Cash Collateral and the Excess Availability threshold).  In addition, Restricted cash as of September 30, 2021 and December 31, 2020 includes an escrow of $14 million and $12 million, respectively, in China to secure various ongoing obligations under the agreements for a strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Restricted cash also included $3 million and $4 million of security posted related to Brazilian legal contingencies as of September 30, 2021 and December 31, 2020, respectively.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2021	2020
Finished goods	$113	$97
Work in process	67	54
Raw materials	60	55
Total	$240	$206

NOTE 4: OTHER LONG-TERM ASSETS

	September 30,	December 31,
(in millions)	2021	2020
Pension assets	$347	$262
Estimated workers' compensation recoveries	17	18
Long-term receivables	11	11
Other	27	26
Total	$402	$317

[9]

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the total assets component within the Consolidated Statement of Financial Position as of the end of the preceding year, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 5:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at September 30, 2021 and December 31, 2020:

(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	September 30, 2021	December 31, 2020
Current portion:
	RED-Rochester, LLC	2033	11.46%	$1	$1
	Finance leases	Various	Various	1	1
				2	2
Non-current portion:
	Term note	2026	13.86%	222	—
	Convertible debt	2026	17.27%	14	—
	RED-Rochester, LLC	2033	11.46%	12	12
	Finance leases	Various	Various	1	3
	Other debt	Various	Various	1	2
				250	17
				$252	$19

Annual maturities of debt and finance leases outstanding at September 30, 2021 were as follows:

	Carrying Value	Maturity Value
Q4 2021	$1	$1
2022	2	2
2023	1	1
2024	1	1
2025	1	1
2026 and thereafter	246	317
Total	$252	$323

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

The Term Loans bear interest at a rate of 8.5% per annum payable quarterly in cash and 4.0% per annum Paid-In-Kind interest (“PIK”) or in cash quarterly, at the Company’s option, for an aggregate interest rate of 12.5% per annum.  The Company elected the 4.0% per annum in PIK which is being added to the carrying value of the debt through the term and interest expense will be recorded using the effective interest method. The Term Loans are guaranteed by the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”), and are secured by (i) a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting ABL Priority Collateral or L/C Cash Collateral (see below for definitions of ABL Priority Collateral and L/C Cash Collateral),

[10]

including 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries (the “Term Loan Priority Collateral”) and (ii) a third priority lien on the ABL Priority Collateral and L/C Cash Collateral. The Term Loan Credit Agreement limits, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments.  The Term Loan Credit Agreement does not include a financial maintenance covenant or any subjective acceleration clauses.  The Term Loan Credit Agreement does contain customary affirmative covenants including delivery of certain of the Company’s financial statements and customary event of default provisions, including a cross-default provision that would give rise to an event of default if there is a default under or acceleration of “Material Indebtedness”.  Material Indebtedness includes obligations having a principal amount of at least $25 million and obligations under the Asset Based Loan Facility or Letter of Credit Facility.

Board Rights Agreement

On February 26, 2021, in connection with the execution of the Term Loan Credit Agreement, the Company entered into a letter agreement with KLIM (the “Board Rights Agreement”). Pursuant to the Board Rights Agreement, the Company’s Board of Directors (“Board”) appointed an individual designated by KLIM as a member of the Board effective April 1, 2021.  The individual appointed was elected to serve a one-year term at the annual meeting on May 19, 2021.  KLIM has the right to nominate one director at each annual or special meeting of the Company’s shareholders until the third anniversary of the execution of the Board Rights Agreement or until KLIM ceases to hold at least 50% of the original principal amount of the Term Loans and commitments under the Term Loan Credit Agreement, whichever is earlier.

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

[11]

Embedded Derivatives

The Convertible Notes were considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the Convertible Notes. Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability. Kodak allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative as of September 30, 2021 was a liability of $7 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes at September 30, 2021 and the time of issuance was $14 million and $13 million ($25 million aggregate gross proceeds less $12 million allocated to the derivative liability), respectively.  The estimated fair value of the Convertible Notes as of September 30, 2021 was $22 million (Level 3).  The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

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

Amended and Restated ABL Credit Agreement

On February 26, 2021, the Company and the Subsidiary Guarantors entered into an amendment to the Amended and Restated Credit Agreement, dated as of May 26, 2016 (the “ABL Credit Agreement” and, as amended in 2021, the “Amended ABL Credit Agreement”), among the Company, the Subsidiary Guarantors, the lenders party thereto, Bank of America, N.A., as agent (the “Agent”), and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as arrangers, with the Agent and the Required Lenders.  Each of the capitalized and undefined terms has the meaning ascribed to such term in the ABL Credit Agreement.

The Amended ABL Credit Agreement amends the ABL Credit Agreement to, among other things, (i) extend the maturity date to February 26, 2024 or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) decrease the aggregate amount of commitments from $110 million to $90 million.  Commitments under the Amended ABL Credit Agreement continue to be able to be used in the form of revolving loans or letters of credit.  The Company had issued approximately $42 million letters of credit under the Amended ABL Credit Agreement as of September 30, 2021 and $90 million letters of credit under the ABL Credit Agreement as of December 31, 2020.

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

[12]

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

Under the Amended ABL Credit Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested at the end of each quarter.  Minimum Liquidity was $263 million at September 30, 2021.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under both the Amended ABL Credit Agreement and the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million and $13.75 million as of September 30, 2021 and December 31, 2020, respectively), which is tested at the end of each month.  Excess Availability was $39 million and $20 million as of September 30, 2021 and December 31, 2020, respectively.  If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0. If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at September 30, 2021 and December 31, 2020, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. The Amended ABL Credit Agreement also removed Eligible Cash from the Borrowing Base.  Therefore, amounts funded into the Eligible Cash account will no longer increase Excess Availability for purposes of compliance reporting.  As of December 31, 2020, to maintain Excess Availability of greater than 12.5% of lender commitments, Kodak funded $35 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which was classified as Restricted Cash in the Consolidated Statement of Financial Position.

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

The term of the L/C Facility Agreement is three years, subject to the same automatic springing maturity as the Amended ABL Credit Agreement.  The Company had issued approximately $44 million letters of credit under the L/C Facility Agreement as of September 30, 2021. The balance on deposit in the L/C Cash Collateral account as of September 30, 2021 is approximately $45 million, of which $14 million was deposited into the L/C Cash Collateral account from proceeds of the financing transactions described herein and the remainder of which was cash collateral previously used to secure letters of credit under the ABL Credit Agreement.  The L/C Facility Agreement has the same requirement to maintain Minimum Liquidity of $80 million as is contained in the Amended ABL Credit Agreement.

[13]

NOTE 6: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in millions)	2021	2020
Series A preferred stock	$—	$191
Series B preferred stock	94	—
Series C preferred stock	101	—
Total	$195	$191

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

[14]

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

Embedded Conversion Features

The Company concluded that the Series B Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder was not considered clearly and closely related to the Series B Preferred Stock.  Accordingly, this embedded conversion feature was bifurcated from the Series B Preferred Stock and separately accounted for at fair value as a derivative.  The Company allocated $1 million to the derivative liability based on the aggregate fair value of the embedded conversion feature on the date of issuance which reduced the original carrying value of the Series B Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of September 30, 2021 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

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

[15]

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

Pursuant to the Purchase Agreement, the Investor has the right to nominate one director at each annual or special meeting of the Company’s shareholders until the earlier of the third anniversary of the execution of the Purchase Agreement and such time as the Investor and its Affiliates (as defined in the Purchase Agreement) do not hold at least a majority of the Series C Preferred Stock purchased under the Purchase Agreement.  The Investor’s nominee pursuant to this right was elected at the Company’s annual meeting held on May 19, 2021 to serve a one-year term.

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

[16]

Embedded Conversion Features

The Company concluded that the Series C Preferred Stock is considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder is not considered clearly and closely related to the Series C Preferred Stock.  Accordingly, this embedded conversion feature was bifurcated from the Series C Preferred Stock and separately accounted for as a derivative.  The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations.  The fair value of the Series C Preferred Stock derivative as of September 30, 2021 was a liability of $2 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

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

NOTE 7: LEASES

Income recognized on operating lease arrangements for the three and nine months ended September 30, 2021 and 2020 is presented below.  Income recognized for sales-type lease arrangements is $1 million and $2 million for the three and nine months ended September 30, 2021, respectively and $0 million for both the three and nine months ended September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Lease income - operating leases:
Lease income	$2	$2	$6	$6
Sublease income	—	—	—	2
Variable lease income	1	1	3	3
Total lease income	$3	$3	$9	$11

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company had outstanding letters of credit of $42 million and $44 million issued under the Amended ABL Credit Agreement and the L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $29 million, and restricted cash of $71 million, primarily related to cash collateral for the outstanding letters of credit under the L/C Facility Agreement, to ensure payment of possible casualty and workers’ compensation claims, legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

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

Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2021, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $4 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  As of September 30, 2021, Kodak’s Brazilian operations have posted security composed of $3 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $41 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project.  The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021.  Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021.  The Company intends to vigorously defend itself against the Consolidated Securities Class Action.

On December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and current and former members of its Board of Directors in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosures (including the successor New York lawsuit discussed below, the “Fiduciary Class Action”).  The Company and each of the individual defendants filed motions to dismiss the Fiduciary Class Action on April 13, 2021.  The plaintiff in the Fiduciary Class Action voluntarily dismissed the Fiduciary Class Action without prejudice on May 26, 2021 and filed a lawsuit substantially similar to the dismissed New Jersey lawsuit in the Supreme Court of the State of New York in Monroe County on October 27, 2021, this time on behalf of a purported class of beneficial and record owners of stock of the Company as of March 26, 2020 who continue to own such stock through the present.  The Company intends to vigorously defend itself against the Fiduciary Class Action.

The Company has also received five requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the DFC Announcement and alleged proxy statement disclosure deficiencies (the “Derivative Demands”).  On May 19, 2021 Louis Peters, one of the persons making a Derivative Demand (“Peters”), commenced a derivative lawsuit on behalf of the Company against certain officers and current and former directors of the Company and the Company as a nominal defendant in the Supreme Court of the State of New York in Monroe County seeking damages and equitable relief based on alleged breaches of fiduciary duty and unjust enrichment resulting from stock trades, option grants and a charitable contribution in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project (the “State Derivative Lawsuit”).  The plaintiff filed an amended complaint in the State Derivative Lawsuit on August 23, 2021, and the Company and individual defendants filed motions to dismiss (or alternatively, in the case of the Company, a motion for summary judgment) in the State Derivative Lawsuit on October 22, 2021.  On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions.

[18]

On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act.  A process is underway to consolidate the Federal derivative lawsuits filed by Silverberg and Peters (the “Federal Derivative Lawsuits”) and appoint a lead plaintiff in the Federal Derivative Lawsuits.  Additional shareholder derivative lawsuits may be brought based on the other Derivative Demands (any such lawsuits, collectively with the State Derivative Lawsuit, the Federal Derivative Lawsuits and the Fiduciary Class Action, the “Fiduciary Matters”).  The Company, acting through a Special Committee of Independent Directors, previously determined that there was no merit to the claims alleged by the Derivative Demands (except with respect to the charitable contribution, which was not fully considered by the Special Committee).  See the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2020.

The Company, acting through a separate Special Litigation Committee of Independent Directors, concurred with the first Special Committee’s findings and further concluded it is not in the Company’s interest to bring or allow any other shareholder to assert any of the claims alleged by the State Derivative Lawsuit or Federal Derivative Lawsuits (with the exception of the Peters claim purportedly arising under Section 10(b) of the Exchange Act, which was not addressed as no demand was made with respect to such claim). The second Special Litigation Committee will carefully review any other additional complaints constituting Fiduciary Matters which may be filed.

The DFC Announcement has also prompted investigations by several congressional committees, the SEC and the New York Attorney General’s office.  The Company is cooperating with the investigations.

As previously reported, the Attorney General of the State of New York (the “NYAG”) has threatened to file a lawsuit against the Company and its Chief Executive Officer alleging violations of New York State’s Martin Act (the “Threatened Claim”).  In connection with the Threatened Claim, on June 15, 2021 the Supreme Court of the State of New York in New York County issued an order providing for additional document production by the Company to the NYAG and the taking by the NYAG of investigative testimony of the Company’s Chief Executive Officer and General Counsel.  The Company has completed its document production and its officers have provided the testimony as contemplated by such order.  The Company intends to vigorously defend itself against the Threatened Claim should it be filed.

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

[19]

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2020 to September 30, 2021, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2020	$19
New extended warranty and maintenance arrangements deferred	67
Recognition of extended warranty and maintenance arrangement revenue	(68)
Deferred revenue on extended warranties as of September 30, 2021	$18

NOTE 10:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major Product:

Three Months Ended
September 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$134	$18	$7	$—	$—	$159
Ongoing service arrangements (1)	20	33	1	—	—	54
Total annuities	154	51	8	—	—	213
Equipment & software	12	7	—	—	—	19
Film and chemicals	—	—	47	—	—	47
Other (2)	—	—	—	4	4	8
Total	$166	$58	$55	$4	$4	$287

Nine Months Ended
September 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$389	$50	$17	$—	$—	$456
Ongoing service arrangements (1)	60	101	4	—	—	165
Total annuities	449	151	21	—	—	621
Equipment & software	34	33	—	—	—	67
Film and chemicals	—	—	133	—	—	133
Other (2)	—	—	1	10	11	22
Total	$483	$184	$155	$10	$11	$843
[20]

Three Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$114	$15	$5	$—	$—	$134
Ongoing service arrangements (1)	20	33	1	—	—	54
Total annuities	134	48	6	—	—	188
Equipment & software	12	8	—	—	—	20
Film and chemicals	—	—	36	—	—	36
Other (2)	—	—	2	3	3	8
Total	$146	$56	$44	$3	$3	$252

Nine Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$330	$45	$18	$—	$—	$393
Ongoing service arrangements (1)	60	97	2	—	—	159
Total annuities	390	142	20	—	—	552
Equipment & software	29	31	—	—	—	60
Film and chemicals	—	—	97	—	—	97
Other (2)	—	—	7	8	8	23
Total	$419	$173	$124	$8	$8	$732

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

[21]

Product Portfolio Summary:

Three Months Ended
September 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$56	$32	$—	$—	$—	$88
Strategic other businesses (2)	110	14	55	4	4	187
Planned declining businesses (3)	—	12	—	—	—	12
Total	$166	$58	$55	$4	$4	$287

Nine Months Ended
September 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$156	$105	—	—	$—	$261
Strategic other businesses (2)	327	42	155	10	11	545
Planned declining businesses (3)	—	37	—	—	—	37
Total	$483	$184	$155	$10	$11	$843

Three Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$41	$32	$1	$—	$—	$74
Strategic other businesses (2)	105	12	42	3	3	165
Planned declining businesses (3)	—	12	1	—	—	13
Total	$146	$56	$44	$3	$3	$252

Nine Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$112	$98	$2	$—	$—	$212
Strategic other businesses (2)	307	37	115	8	8	475
Planned declining businesses (3)	—	38	7	—	—	45
Total	$419	$173	$124	$8	$8	$732

(1)

Growth engines consist of Sonora in the Traditional Printing segment, PROSPER and Software in the Digital Printing segment, and Advanced Materials and Functional Printing in the Advanced Materials and Chemicals segment, excluding intellectual property (“IP”) licensing.

[22]

(2)

Strategic other businesses include plates and Computer to Plate (“CTP”) equipment and related service in the Traditional Printing segment; Nexpress and related toner business in the Digital Printing segment and Motion Picture and Industrial Film and Chemicals (including external inks) and IP licensing in the Advanced Materials and Chemicals segment; the Brand segment and All Other.

(3)

Planned declining businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base or are otherwise not strategic to Kodak. These product families consist of KSB in the Advanced Materials and Chemicals segment and Versamark and Digimaster in the Digital Printing segment.

Geography (1):

Three Months Ended
September 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$36	$25	$40	$4	$4	$109
Canada	3	2	—	—	—	5
North America	39	27	40	4	4	114
Europe, Middle East and Africa	75	21	4	—	—	100
Asia Pacific	44	9	11	—	—	64
Latin America	8	1	—	—	—	9
Total	$166	$58	$55	$4	$4	$287

Nine Months Ended
September 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$101	$78	$111	$10	$11	$311
Canada	9	7	1	—	—	17
North America	110	85	112	10	11	328
Europe, Middle East and Africa	219	62	12	—	—	293
Asia Pacific	132	34	31	—	—	197
Latin America	22	3	—	—	—	25
Total	$483	$184	$155	$10	$11	$843

[23]

Three Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$29	$25	$30	$3	$3	$90
Canada	5	3	—	—	—	8
North America	34	28	30	3	3	98
Europe, Middle East and Africa	64	19	4	—	—	87
Asia Pacific	41	8	10	—	—	59
Latin America	7	1	—	—	—	8
Total	$146	$56	$44	$3	$3	$252

Nine Months Ended
September 30, 2020

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$90	$77	$85	$8	$8	$268
Canada	11	6	1	—	—	18
North America	101	83	86	8	8	286
Europe, Middle East and Africa	181	61	9	—	—	251
Asia Pacific	116	26	29	—	—	171
Latin America	21	3	—	—	—	24
Total	$419	$173	$124	$8	$8	$732

(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amount recorded for contract assets at both September 30, 2021 and December 31, 2020 was $2 million and is reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at September 30, 2021 and December 31, 2020 were $58 million and $64 million, respectively, of which $43 million and $47 million are reported in Other current liabilities, respectively, and $15 million and $17 million, respectively, are reported in Other long-term liabilities in the Consolidated Statement of Financial Position.

Revenue recognized for the three and nine months ended September 30, 2021 and 2020 that was included in the contract liability balance at the beginning of the year was $9 million and $34 million in 2021, respectively, and $4 million and $35 million in 2020, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of September 30, 2021 included $19 million and $26 million of cash payments received during the three and nine months ended September 30, 2021 respectively. Contract liabilities as of September 30, 2020 included $21 million and $31 million of cash payments received during the three and nine months ended September 30, 2020, respectively.

[24]

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2021, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2021, 30% in 2022, 20% in 2023, 15% in 2024 and 25% thereafter.

NOTE 11: OTHER OPERATING EXPENSE (INCOME), NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Expense (income):
Legal settlements	$—	$—	$(7)	$—
Loss (gain) on sale of assets (1)	1	—	1	(9)
Asset impairments (2)	—	—	—	3
Transition services agreement income	—	(1)	—	(5)
Total	$1	$(1)	$(6)	$(11)

(1)	In March 2020 Kodak sold a property in the U.S.

(2)	In the first quarter of 2020 Kodak recorded a pre-tax impairment charge of the Kodak trade name.

NOTE 12: OTHER (INCOME) CHARGES, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Loss on foreign exchange transactions	$1	$1	$2	$6
Change in fair value of embedded conversion features derivative liability (1)	(3)	431	(3)	382
Other	—	—	—	(1)
Total	$(2)	$432	$(1)	$387

(1)	Refer to Note 20, “Financial Instruments”.

NOTE 13: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Earnings (loss) from operations before income taxes	$9	$(444)	$35	$(394)
Effective tax rate	11.1%	(0.2)%	14.3%	(42.4)%
Provision for income taxes	1	1	5	167
Provision (benefit) for income taxes at U.S. statutory tax rate	2	(93)	7	(83)
Difference between tax at effective vs. statutory rate	$(1)	$94	$(2)	$250

[25]

For the three months ended September 30, 2021, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a benefit associated with foreign withholding taxes on undistributed earnings.

For the nine months ended September 30, 2021, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

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

For the nine months ended September 30, 2020, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) a provision of $167 million associated with the establishment of valuation allowances in certain outside U.S. jurisdictions, (2) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (3) the results from operations in jurisdictions outside the U.S., (4) a provision associated with foreign withholding taxes on undistributed earnings and (5) changes in audit reserves.

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

[26]

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$2	$1	$8	$3	$8	$3
Interest cost	12	2	21	2	36	4	64	6
Expected return on plan assets	(42)	(4)	(48)	(5)	(126)	(11)	(146)	(14)
Amortization of:
Prior service credit	(2)	—	(2)	—	(5)	—	(5)	—
Actuarial loss	7	2	4	2	22	6	11	5
Net pension (income) expense before special termination benefits	(22)	1	(23)	—	(65)	2	(68)	—
Special termination benefits	—	—	1	—	—	—	2	—
Net pension (income) expense from major plans	(22)	1	(22)	—	(65)	2	(66)	—
Other plans	—	—	—	—	—	—	—	1
Total net pension (income) expense	$(22)	$1	$(22)	$—	$(65)	$2	$(66)	$1

The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for that period.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share computations include any dilutive effect of potential common shares.  In periods with a net loss available to common shareholders, diluted earnings per share are calculated using weighted-average basic shares for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$8	$(445)	$30	$(561)
Less: Series B preferred stock cash and deemed dividends	(1)	—	(3)	—
Less: Series C preferred stock in-kind and deemed dividends	(2)	—	(4)	—
Less: Series A preferred stock cash and deemed dividends	—	(5)	(3)	(15)
Plus: Expiration of Series A preferred stock embedded derivative	—	—	11	—
Net income (loss) available to common shareholders - basic and diluted	$5	$(450)	$31	$(576)

[27]

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of shares)	2021	2020	2021	2020
Weighted average shares — basic	78.6	64.8	78.3	50.8
Effect of dilutive securities
Employee stock options	1.9	—	2.1	—
Unvested restricted stock units	0.1	—	0.1	—
Weighted average shares — diluted	80.6	64.8	80.5	50.8

The computation of diluted earnings per share for the three and nine months ended September 30, 2021 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.0 million shares of Series C Preferred stock, (4) the assumed exercise of 3.1 million outstanding employee stock options and (5) the assumed vesting of 0.0 million and 0.3 million unvested restricted stock units for the three and nine months ended September 30, 2021, respectively, because the effects would have been anti-dilutive.

As a result of the net loss available to common shareholders for the three and nine months ended September 30, 2020, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported income available to common shareholders for the three and nine months ended September 30, 2020 the calculation of diluted earnings per share would have included the assumed vesting of 0.6 million and 0.5 million unvested restricted stock units, respectively.  The calculation of diluted earnings per share for the three months ended September 30, 2020 would have also included the assumed conversion of 1.2 million outstanding employee stock options.

The computation of diluted earnings per share for the three and nine months ended September 30, 2020 also excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock and (2) the assumed exercise of 3.1 million and 3.6 million outstanding employee stock options, respectively.

NOTE 16: STOCK-BASED COMPENSATION

On February 26, 2021 James V. Continenza, Executive Chairman and Chief Executive Officer of Kodak, and the Company entered into an Executive Chairman and CEO Agreement (the “New Employment Agreement”).  The New Employment Agreement is effective for a three-year period beginning on February 26, 2021.  Pursuant to the New Employment Agreement, Mr. Continenza will not have the right to exercise any stock options granted to him in February 2019 or July 2020 to the extent that, after giving effect to the issuance of the Company’s common stock resulting from such exercise, Mr. Continenza (together with his affiliates and any person acting as a group), would beneficially own more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation shall cease and be of no further force and effect upon a Change of Control (as such term is defined in the Company’s Amended and Restated 2013 Omnibus Incentive Plan). The restrictions on the exercisability of previous stock option awards are a modification of the original awards.  As the February 2019 and July 2020 stock options were fully vested prior to the modification date and there was no incremental value provided in the modification, no additional compensation expense was recognized.  Also pursuant to the New Employment Agreement, Mr. Continenza was granted 200,000 fully vested restricted stock units.  The Company recognized $2 million of stock-based compensation expense associated with the grant of restricted stock units.

NOTE 17: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of September 30, 2021 and December 31, 2020, there were 78.6 million and 77.2 million shares of common stock outstanding, respectively. In the three months ended March 31, 2021 the Company issued 1.0 million shares of common stock pursuant to the Securities Purchase Agreement.  Refer to Note 5, “Debt and Finance Leases” for information on the Securities Purchase Agreement.

[28]

Preferred Stock

Preferred stock issued and outstanding as of September 30, 2021 consisted of 1.0 million shares of Series B Preferred Stock and 1.0 million shares of Series C Preferred Stock.  Preferred stock issued and outstanding as of December 31, 2020 consisted of 2.0 million shares of Series A Preferred Stock.  Refer to Note 6, “Redeemable, Convertible Preferred Stock” for information on the changes in preferred stock.

Treasury Stock

Treasury stock consisted of approximately 0.8 million shares and 0.7 million shares as of September 30, 2021 and December 31, 2020, respectively.

NOTE 18: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss), by component, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Currency translation adjustments	$—	$(1)	$3	$(17)
Pension and other postretirement benefit plan changes
Newly established net actuarial (loss) gain	—	—	(1)	6
Tax Provision	—	—	—	—
Newly established net actuarial (loss) gain, net of tax	—	—	(1)	6
Reclassification adjustments:
Amortization of prior service credit (1)	(2)	(2)	(6)	(6)
Amortization of actuarial losses (1)	9	5	28	15
Recognition of losses due to curtailments and settlements	—	—	—	1
Total reclassification adjustments	7	3	22	10
Tax provision	—	—	—	(1)
Reclassification adjustments, net of tax	7	3	22	9
Pension and other postretirement benefit plan changes, net of tax	7	3	21	15
Other comprehensive income (loss)	$7	$2	$24	$(2)

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

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

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of four lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing and Kodak Services for Business (“KSB”). KSB was sold to Swiss Post Solutions in December 2020.

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

[29]

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Traditional Printing	$166	$146	$483	$419
Digital Printing	58	56	184	173
Advanced Materials and Chemicals	55	44	155	124
Brand	4	3	10	8
All Other	4	3	11	8
Consolidated total	$287	$252	$843	$732

Segment Operational EBITDA and Consolidated Income (Loss) from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Traditional Printing	$5	$5	$16	$7
Digital Printing	(2)	(3)	(2)	(8)
Advanced Materials and Chemicals	—	(6)	(3)	(22)
Brand	3	3	8	7
Total of reportable segments	6	(1)	19	(16)
All Other	—	—	1	—
Depreciation and amortization	(7)	(9)	(23)	(29)
Restructuring costs and other	—	(1)	(1)	(9)
Stock based compensation	(2)	(17)	(6)	(18)
Consulting and other costs (1)	(4)	(4)	(13)	(5)
Idle costs (2)	(1)	(1)	(2)	(2)
Other operating (expense) income, net, excluding income from transition services agreement (3)	(1)	—	6	6
Interest expense (4)	(9)	(3)	(23)	(11)
Pension income excluding service cost component (4)	25	26	76	79
Loss on early extinguishment of debt (4)	—	(2)	-	(2)
Other income (charges) net (4)	2	(432)	1	(387)
Consolidated income (loss) from operations before income taxes	$9	$(444)	$35	$(394)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$1 million and $5 million of income from the transition services agreement with the purchaser of Kodak’s Flexographic Packaging Business was recognized in the three and nine months ended September 30, 2020, respectively.  No income has been recognized in 2021.  The income was reported in Other operating expense (income), net in the Consolidated Statement of Operations. Other operating expense (income), net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

[30]

Kodak decreased workers’ compensation reserves by approximately $1 million and $4 million in the three and nine months ended September 30, 2021, respectively, driven by changes in discount rates. The decrease in reserves in the three and nine months ended September 30, 2021 impacted gross profit by approximately $1 million and $3 million, respectively. Selling, general and administrative expenses (“SG&A”) were not impacted in the three months ended September 30, 2021 and were impacted by approximately $1 million in the nine months ended September 30, 2021.

Kodak increased workers’ compensation reserves by approximately $9 million in the third quarter of 2020 driven by changes in discount rates.  The increase in reserves in the third quarter of 2020 impacted gross profit by approximately $6 million, SG&A by approximately $2 million and R&D by approximately $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; loss on early extinguishment of debt, depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating (expense) income, net (unless otherwise indicated); interest expense and other income (charges), net.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income (loss) at the same time that the exposed assets and liabilities are remeasured through net income (loss) (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at September 30, 2021 and December 31, 2020 was approximately $317 million and $361 million, respectively.  The majority of the contracts of this type held by Kodak as of September 30, 2021 and December 31, 2020 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net (gain) loss from derivatives not designated as hedging instruments	$(1)	$(4)	$1	$(6)

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2021 and 2020.

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

[31]

As discussed in Note 5, “Debt and Finance Leases”, the Company concluded that the Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”).  Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in a liability position at September 30, 2021 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

As discussed in Note 6, “Redeemable, Convertible, Preferred Stock”, the Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a Fundamental Change is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and both are separately accounted for as a single derivative asset or liability.  Both derivatives were in a liability position at September 30, 2021 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivatives are being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

As discussed in Note 6, “Redeemable, Convertible, Preferred Stock”, the Company concluded that the Series A Preferred Stock was considered more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”); the ability of Kodak to automatically convert the stock after the second anniversary of issuance (“Mandatory Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The embedded conversion features were revalued as of February 26, 2021 when the Company repurchased one million of the Series A Preferred Stock and exchanged the remaining one million shares of Series A Preferred Stock for Series B Preferred Stock. The revaluation as of February 26, 2021 resulted in the recognition of $2 million of net expense which was included in Other (income) charges, net in the Consolidated Statement of Operations. With the repurchase and exchange of the shares of the Series A Preferred Stock the embedded conversion features derivative liability expired.  The derivative was in a liability position at December 31, 2020 and was reported in Other current liabilities in the Consolidated Statement of Financial Position.  The derivative was being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of both September 30, 2021 and December 31, 2020 was $1 million.  The gross fair value of foreign currency forward contracts in a liability position as of both September 30, 2021 and December 31, 2020 was $0 million.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2021.

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements).  The value of the embedded derivatives associated with the Convertible Notes and Series A, Series B and Series C Preferred Stock were calculated using a binomial lattice model.

[32]

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

Convertible Notes:

	Valuation Date
		February 26,
	September 30,	2021
	2021	(Inception)
Total value of embedded derivative liability ($ millions)	$7	$12
Kodak's closing stock price	$6.81	$8.62
Expected stock price volatility	47.50%	70.00%
Risk free rate	0.90%	0.80%
Implied credit spread on the Convertible Notes	18.41%	18.25%

Series B Preferred Stock:

	Valuation Date
		February 26,
	September 30,	2021
	2021	(Inception)
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$6.81	$8.62
Expected stock price volatility	47.50%	70.00%
Risk free rate	0.90%	0.80%
Implied credit spread on the preferred stock	19.91%	19.75%

Series C Preferred Stock:

	Valuation Date
		March 30,	February 26,
		2021	2021
	September 30, 2021	(Inception - Final Sale)	(Inception - Initial Sale)
Total value of embedded derivative liability ($ millions)	$2	$1	$1
Kodak's closing stock price	$6.81	$8.05	$8.62
Expected stock price volatility	47.50%	70.00%	70.00%
Risk free rate	0.90%	0.94%	0.80%
Implied credit spread on the preferred stock	21.91%	21.75%	21.75%

Series A Preferred Stock:

	Valuation Date
	February 26,	December 31,
	2021	2020
Total value of embedded derivative liability ($ millions)	$11	$9
Kodak's closing stock price	$8.62	$8.14
Expected stock price volatility	137.53%	133.44%
Risk free rate	0.07%	0.10%
Implied credit spread on the preferred stock	14.02%	11.97%

[33]

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

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $276 million and $17 million at September 30, 2021 and December 31, 2020, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both September 30, 2021 and December 31, 2020.

[34]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in the forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and in other filings the Company makes with the SEC from time to time, as well as the following:

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
•

The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the COVID-19 pandemic;

•

The impact of the global economic environment or medical epidemics such as the COVID-19 pandemic, including the restrictions and other actions implemented to fight the COVID-19 pandemic, and Kodak’s ability to effectively counteract or recoup associated increased costs of materials, labor, shipping and operations;

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

[35]

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

Revenue increased $35 million (14%) and $111 million (15%) when compared to the prior year quarter and year-to-date periods, respectively, including the favorable impact of currency ($2 million and $21 million) in the current year quarter and year-to-date periods, respectively.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

While Kodak continues to experience a substantial recovery of customer demand and volumes when compared to the prior year quarter and year-to-date periods, the ongoing global impacts associated with the COVID-19 pandemic continue to impact Kodak’s operations.  Certain businesses are experiencing supply chain disruptions, shortages in materials and labor, and increased labor, commodity and distribution costs. While these businesses have been able to meet current demand and have implemented numerous measures to mitigate these challenges, the full impact of the COVID-19 pandemic on Kodak’s operations and financial performance remains uncertain and will depend on the duration of the COVID-19 pandemic as well as other factors including vaccination coverage, infection rates, and the ability to secure raw materials and components.  Kodak continues to work closely with government and health officials in the jurisdictions where it operates to protect employees worldwide, with particular measures in place for those working in plants and distribution facilities. The manufacturing facilities are operating at close to normal capacity.  None of Kodak’s manufacturing facilities were ordered to close by governmental authorities.

[36]

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines which command premium prices, such as SONORA Process Free Plates, are expected to offset some of the long-term price erosion in the market and manufacturing efficiencies and cost reductions are expected to mitigate the impact of revenue declines and higher raw material costs on earnings.  To further mitigate the impact of higher aluminum, energy and packaging costs, Kodak implemented surcharges on purchases of plates largely beginning in the latter part of the second quarter of 2021 that will continue to be periodically reviewed and adjusted for accordingly.  Traditional Printing revenues accounted for approximately 58% and 57% of Kodak’s revenues for the three and nine months ended September 30, 2021.  Traditional Printing’s revenues increased $20 million (14%) and $64 million (15%) compared with the prior year quarter and year-to-date periods, respectively, primarily due to the impact of the COVID-19 pandemic on the prior year periods. Segment earnings were flat compared to the prior year quarter as improved sales were offset by higher aluminum costs and higher sales and marketing expenses. Segment earnings improved $9 million (129%) compared to the prior year year-to-date period reflecting the impact of higher revenues and improved manufacturing costs.

Many of the segment’s customers around the globe continued to operate during the COVID-19 pandemic but at decreased volumes.  The Traditional Printing segment was impacted by supply chain disruptions and travel restrictions.  Manufacturing volumes were reduced, primarily in 2020, in response to the decline in customer demand for the segment’s products.  The segment saw some recovery of volumes starting in the later part of 2020 and continued improvement in customer demand in the first nine months of 2021.  However, certain markets in the printing industry are expected to take longer to recover to pre-pandemic levels which makes the duration and extent of demand declines, the ability to offset increased labor, commodity and distribution costs through surcharges and the ability to continue to secure raw materials and components uncertain.

•

In Digital Printing, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue.  The PROSPER Inkjet Systems business is expected to continue to build profitability, (notwithstanding the negative impacts resulting from the COVID-19 pandemic).  Investment in the next generation continuous inkjet system technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging.  Digital Printing’s revenues improved compared with the prior year quarter, $2 million (4%) and year-to-date, $11 million (6%) periods primarily due to the impact of the COVID-19 pandemic on the prior year periods.  Segment results also improved by $1 million (33%) and $6 million (75%) compared to the prior year quarter and year-to-date periods.

Many of the Digital Printing segment customers around the globe continued to operate during the COVID-19 pandemic but at decreased volumes.  The Digital Printing segment was impacted by supply chain disruptions and travel restrictions and manufacturing volumes were reduced, primarily in 2020, in response to the decline in customer demand for the segment’s products.  The segment has seen some recovery of volumes starting in the later part of 2020 and continued improvement in customer demand in the first nine months of 2021; however, certain markets in the printing industry are expected to take longer to recover to pre-pandemic levels which makes the duration and extent of demand declines uncertain.

•

Advanced Materials and Chemicals revenues increased $11 million (25%) and $31 million (25%) compared with the prior year quarter and year-to-date periods, primarily due to the impact of the COVID-19 pandemic on the prior year periods.  The segment results improved $6 million (100%) and $19 million (86%) compared to the prior year quarter and year-to-date periods, respectively.  Kodak plans to continue promoting the use of film and chemicals to utilize as much manufacturing capacity as possible.

Advanced Materials and Chemicals experienced adverse impacts from the COVID-19 pandemic in 2020, most notably in Motion Picture where the industry was heavily impacted and productions in affected regions were suspended.  Each of the segment’s product lines was impacted by lowered demand and travel restrictions.  The segment has seen a recovery of customer demand starting in the later part of 2020 for Motion Picture film and other Advanced Materials and Chemicals product lines, which continued in the first nine months of 2021 with volume improvements compared with the prior year quarter and year-to-date periods.  Advanced Materials and Chemicals has experienced supply chain disruptions and shortages associated with raw materials as well as labor shortages in certain manufacturing areas.

[37]

The segment has implemented numerous measures to mitigate these challenges while meeting current demand, however, the duration and extent of supply chain disruptions and labor shortages remain unclear.

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

[38]

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

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Traditional Printing	$166	$146	$483	$419
Digital Printing	58	56	184	173
Advanced Materials and Chemicals	55	44	155	124
Brand	4	3	10	8
All Other	4	3	11	8
Consolidated total	$287	$252	$843	$732

Segment Operational EBITDA and Consolidated Income (Loss) from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Traditional Printing	$5	$5	$16	$7
Digital Printing	(2)	(3)	(2)	(8)
Advanced Materials and Chemicals	—	(6)	(3)	(22)
Brand	3	3	8	7
All Other	—	—	1	—
Depreciation and amortization	(7)	(9)	(23)	(29)
Restructuring costs and other	—	(1)	(1)	(9)
Stock based compensation	(2)	(17)	(6)	(18)
Consulting and other costs (1)	(4)	(4)	(13)	(5)
Idle costs (2)	(1)	(1)	(2)	(2)
Other operating (expense) income, net, excluding income from transition services agreement (3)	(1)	—	6	6
Interest expense (4)	(9)	(3)	(23)	(11)
Pension income excluding service cost component (4)	25	26	76	79
Loss on early extinguishment of debt (4)	—	(2)	—	(2)
Other income (charges) net (4)	2	(432)	1	(387)
Consolidated income (loss) from operations before income taxes	$9	$(444)	$35	$(394)

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.
(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

[39]

(3)

$1 million and $5 million of income from the transition services agreement with the purchaser of Kodak’s Flexographic Packaging Business was recognized in the three and nine months ended September 30, 2020, respectively.  No income has been recognized in 2021.  The income was reported in Other operating expense (income), net in the Consolidated Statement of Operations. Other operating expense (income), net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Kodak decreased workers’ compensation reserves by approximately $1 million and $4 million in the three and nine months ended September 30, 2021, respectively, driven by changes in discount rates. The decrease in reserves in the three and nine months ended September 30, 2021 impacted gross profit by approximately $1 million and $3 million, respectively. Selling, general and administrative expenses (“SG&A”) were not impacted in the three months ended September 30, 2021 and were impacted by approximately $1 million in the nine months ended September 30, 2021.

Kodak increased workers’ compensation reserves by approximately $9 million in the third quarter of 2020 driven by changes in discount rates.  The increase in reserves in the third quarter of 2020 impacted gross profit by approximately $6 million, SG&A by approximately $2 million and R&D by approximately $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; loss on early extinguishment of debt, depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense and other income (charges), net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

2021 COMPARED WITH 2020

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2021	% of Sales	2020	% of Sales	$ Change	2021	% of Sales	2020	% of Sales	$ Change
Revenues	$287		$252		$35	$843		$732		$111
Cost of revenues	244		221		23	712		644		68
Gross profit	43	15%	31	12%	12	131	16%	88	12%	43
Selling, general and administrative expenses	43	15%	56	22%	(13)	131	16%	138	19%	(7)
Research and development costs	8	3%	8	3%	0	24	3%	25	3%	(1)
Restructuring costs and other	—	0%	1	0%	(1)	1	0%	9	1%	(8)
Other operating expense (income), net	1	0%	(1)	(0)%	2	(6)	(1)%	(11)	(2)%	5
Loss from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	(9)	(3)%	(33)	(13)%	24	(19)	(2)%	(73)	(10)%	54
Interest expense	9	3%	3	1%	6	23	3%	11	2%	12
Pension income excluding service cost component	(25)	(9)%	(26)	(10)%	1	(76)	(9)%	(79)	(11)%	3
Loss on early extinguishment of debt	-	0%	2	1%	(2)	-	0%	2	0%	(2)
Other (income) charges, net	(2)	(1)%	432	171%	(434)	(1)	(0)%	387	53%	(388)
Earnings (loss) from operations before income taxes	9	3%	(444)	(176)%	453	35	4%	(394)	(54)%	429
Provision for income taxes	1	0%	1	0%	0	5	1%	167	23%	(162)
Net income (loss)	$8	3%	$(445)	(177)%	$453	$30	4%	$(561)	(77)%	$591

[40]

Revenue

Current Quarter

For the three months ended September 30, 2021 revenues improved $35 million compared with the same period in 2020, driven by increased volume within Traditional Printing ($18 million), Advanced Materials and Chemicals ($8 million) and Digital Printing ($1 million), improved pricing in Advanced Materials and Chemicals ($3 million) and Traditional Printing ($2 million) and favorable foreign currency ($2 million). See segment discussions for additional details.

Year-to-Date

For the nine months ended September 30, 2021 revenues improved $111 million compared with the same period in 2020, driven by increased volume within Traditional Printing ($49 million), Advanced Materials and Chemicals ($26 million), Digital Printing ($9 million) and Other ($3 million), improved pricing in Advanced Materials and Chemicals ($4 million) and favorable foreign currency ($21 million). The revenue improvements were offset by unfavorable pricing in Digital Printing ($2 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2021 improved approximately $12 million compared with the same period in 2020, primarily due to increased volume within Advanced Materials and Chemicals and Traditional Printing ($3 million and $1 million, respectively), improved pricing and product mix in Advanced Materials and Chemicals and Traditional Printing (each $3 million), a decrease in workers’ compensation reserves ($7 million), improved manufacturing costs driven by more favorable cost absorption ($2 million) and lower depreciation and amortization expenses ($2 million), partially offset by volume changes in Digital Printing ($2 million) and higher aluminum costs ($7 million). See segment discussions for additional details.

Year-to-Date

Gross profit for the nine months ended September 30, 2021 improved approximately $43 million compared with the same period in 2020, primarily due to improved manufacturing costs ($24 million) driven by more favorable cost absorption from improved volume, increased volume in Advanced Materials and Chemicals ($10 million), favorable product mix in Advanced Materials and Chemicals and Traditional Printing ($4 million and $2 million, respectively), a decrease in workers’ compensation reserves ($9 million) and lower depreciation and amortization expenses ($6 million), partially offset by higher aluminum costs ($11 million) and volume declines in Digital Printing ($3 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $13 million and $7 million in the three and nine months ended September 30, 2021, respectively.  The decrease in the three months ended September 30, 2021 was driven by higher stock compensation expense recognized in the prior year quarter ($16 million) and a decrease in workers’ compensation reserves ($2 million) partially offset by increased investment in segment selling and marketing activities ($6 million) primarily due to temporary furloughs and pay cuts in the third quarter of 2020 ($7 million) that largely ended in January 2021. The $7 million decrease in the nine months ended September 30, 2021 was driven by higher stock compensation expense recognized in the prior year-to-date period ($13 million) and a decrease in workers’ compensation reserves ($3 million).  Offsetting these impacts were higher consulting and other costs in 2021 ($8 million) associated with the internal and external investigations and related litigation that started in the third quarter of 2020 and increased investment in segment selling and marketing activities ($3 million) primarily due to temporary furloughs and pay cuts in 2020 ($18 million) that largely ended in January 2021.  In addition, the prior year period included higher bad debt expense reflecting the increased collection risk associated with the COVID-19 pandemic ($3 million).

Research and Development Costs

Consolidated R&D expenses remained flat for the quarter and decreased $1 million for the year, primarily due to a decrease in workers’ compensation reserves.

Other (Income) Charges, Net

The change in Other (income) charges, net in 2020 was primarily driven by the change in the fair value of the embedded conversion features derivative liability associated with the Convertible Notes issued in 2019 at the time of their conversion due to the volatility of the Company’s stock in the third quarter of 2020.  Refer to Note 12, “Other (Income) Charges, Net”.

[41]

Provision for Income Taxes

The change in Provision for income taxes for the nine months ended September 30, 2020 was driven by the $167 million provision associated with the establishment of a valuation allowance on deferred tax assets outside the U.S. in 2020.  Refer to Note 13, “Income Taxes”.

TRADITIONAL PRINTING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$166	$146	$20	$483	$419	$64

Operational EBITDA	$5	$5	$—	$16	$7	$9

Revenues

Current Quarter

The increase in Traditional Printing revenues for the three months ended September 30, 2021 of approximately $20 million reflected improved volume in Prepress Solutions consumables and equipment ($16 million and $2 million, respectively) as the prior year period was impacted by the COVID-19 pandemic, improved pricing in Prepress Solutions consumables ($3 million) and favorable foreign currency ($1 million) partially offset by unfavorable product mix in in Prepress Solutions equipment ($1 million).

Year-to-Date

The increase in Traditional Printing revenues for the nine months ended September 30, 2021 of approximately $64 million reflected improved volume in Prepress Solutions consumables and equipment ($45 million and $6 million, respectively) as the prior year period was impacted by the COVID-19 pandemic, improved pricing in in Prepress Solutions consumables ($2 million) and favorable foreign currency ($15 million).  The favorable impacts were partially offset by unfavorable product mix in Prepress Solutions equipment ($3 million) and volume declines in Prepress Solutions service ($2 million).

Operational EBITDA

Current Quarter

Traditional Printing Operational EBITDA for the three months ended September 30, 2021 was flat compared to the prior year quarter reflecting volume and pricing improvements ($2 million and $3 million, respectively) in Prepress Solutions consumables. improved manufacturing costs ($3 million) primarily due to more favorable cost absorption and a decrease in workers’ compensation reserves ($3 million).  The improvements were offset by higher aluminum costs ($7 million), higher sales and marketing expenses ($4 million), primarily due to temporary furloughs and pay cuts in the prior year period and unfavorable foreign currency ($1 million).

Year-to-Date

Traditional Printing Operational EBITDA for the nine months ended September 30, 2021 improved $9 million reflecting improved manufacturing costs ($21 million) primarily due to more favorable cost absorption, volume and pricing improvements (each $2 million) in Prepress Solutions consumables and a decrease in workers’ compensation reserves ($3 million).  The favorable impacts were partially offset by higher aluminum costs ($11 million), higher sales and marketing expenses ($5 million) primarily due to temporary furloughs and pay cuts in the prior year period and unfavorable foreign currency ($3 million).

DIGITAL PRINTING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$58	$56	$2	$184	$173	$11

Operational EBITDA	$(2)	$(3)	$1	$(2)	$(8)	$6

[42]

Revenues

Current Quarter

The improvement in Digital Printing revenues for the three months ended September 30, 2021 of approximately $2 million primarily reflected volume improvements and more favorable pricing in Prosper consumables and service ($2 million and $1 million, respectively), volume improvements in Electrophotographic Printing Solutions consumables and service ($1 million) and favorable foreign currency ($1 million).  The improvements were partially offset by volume declines in Prosper components ($2 million) and Versamark consumables and service ($1 million).

Year-to-Date

The improvement in Digital Printing revenues for the nine months ended September 30, 2021 of approximately $11 million primarily reflected volume improvements and improved pricing ($7 million and $2 million, respectively) in Prosper consumables and service, improved volume in Prosper systems and Electrophotographic Printing Solutions equipment ($1 million and $6 million, respectively) and favorable foreign currency ($5 million).  The improvements, which were largely due to the impact of COVID-19 pandemic in the prior year period, were partially offset by volume declines and less favorable pricing in Prosper components ($5 million and $1 million, respectively), volume declines in Versamark consumables and service ($2 million) and less favorable pricing in Electrophotographic Printing Solutions equipment ($3 million) and Electrophotographic Printing Solutions consumables and service ($1 million).

Operational EBITDA

Current Quarter

Digital Printing Operational EBITDA for the three months ended September 30, 2021 improved $1 million primarily reflected a decrease in workers’ compensation reserves ($3 million) partially offset by volume declines in Prosper components ($1 million) and the unfavorable impact of volume changes in Electrophotographic Printing Solutions equipment ($1 million).

Year-to-Date

Digital Printing Operational EBITDA for the nine months ended September 30, 2021 improved $6 million reflected improved manufacturing costs ($2 million), improved volume and product mix in Prosper consumables and service ($3 million and $1 million, respectively), lower workers’ compensation reserves ($5 million) and favorable foreign currency ($2 million), partially offset by volume declines and unfavorable pricing in Prosper components ($3 million and $2 million, respectively) as well as unfavorable pricing in Electrophotographic Printing Solutions equipment ($2 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$55	$44	$11	$155	$124	$31

Operational EBITDA	$—	$(6)	$6	$(3)	$(22)	$19

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended September 30, 2021 improved $11 million primarily from volume improvements and higher pricing in Industrial Film and Chemicals ($5 million and $3 million, respectively) as well as volume improvements in Motion Picture ($5 million) largely due to a lessening of the impact of the COVID-19 pandemic on this industry.  These improvements were partially offset by volume declines from KSB ($2 million) as the business was sold in December 2020.

Year-to-Date

Advanced Materials and Chemicals revenues for the nine months ended September 30, 2021 improved $31 million primarily from volume improvements and higher pricing in Industrial Film and Chemicals ($18 million and $4 million, respectively) as well as volume improvements in Motion Picture ($14 million) due to the impact of COVID-19 pandemic in the prior year period as well as favorable foreign currency ($1 million).  Partially offsetting these impacts were volume declines in Consumer Inkjet Solutions ($1 million) as the final build of inventory was sold in the first half of 2020. Additionally, the prior year period included revenues from KSB ($5 million) which was sold in December 2020.

[43]

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA improved $6 million for the three months ended September 30, 2021 reflecting favorable volume and higher prices in Industrial Film and Chemicals ($2 million and $3 million, respectively), volume improvements in Motion Picture ($2 million) and a reduction in workers’ compensation reserves ($3 million), partially offset by increased manufacturing costs for Industrial Film and Chemicals ($3 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $19 million for the nine months ended September 30, 2021 reflecting favorable volume and higher prices in Industrial Film and Chemicals ($6 million and $4 million, respectively), volume improvements in Motion Picture ($5 million), a decrease in workers’ compensation reserves ($5 million) and favorable foreign currency ($1 million).

BRAND SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$4	$3	$1	$10	$8	$2

Operational EBITDA	$3	$3	$—	$8	$7	$1

Brand revenues improved $1 million and $2 million, respectively in the three and nine months ended September 30, 2021 compared to the prior year quarter and year-to-date periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $0 million and $1 million of charges for the three and nine months ended September 30, 2021, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million and $8 million during the three and nine months ended September 30, 2021, respectively.

The restructuring actions implemented in the first nine months of 2021 are expected to generate future annual cash savings of approximately $4 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $2 million each.  Kodak began realizing a portion of these savings in the first nine months of 2021 and expects the majority of the annual savings to be in effect by the end of 2021 as these actions are completed.

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

[44]

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to conditions associated with the on-going COVID-19 pandemic.  The conversion of accounts receivable to cash is improving but collection risk remains high.  Certain businesses are experiencing supply chain disruptions, shortages in materials and labor, and increased commodity and distribution costs.  Kodak has implemented numerous measures to mitigate the economic impacts of the COVID-19 pandemic, including reducing operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs and pay reductions, adjusting manufacturing volumes to meet changing expectations around production requirements and implementing surcharges on purchases of plates.  The furloughs and pay-cuts largely ended in January 2021.  While manufacturing volumes have improved, the economic uncertainty surrounding the COVID-19 pandemic represents an additional element of complexity in Kodak’s plans to return to sustainable positive cash flow.  The Company cannot predict the duration and scope of the COVID-19 pandemic, the severity of the virus, the emergence and spread of new variants, the ability to continue to secure raw materials and components, or how quickly and to what extent normal economic and operating conditions can resume.

	September 30,	December 31,
(in millions)	2021	2020
Cash, cash equivalents and restricted cash	$451	$256

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(33)	$(48)	$15
Cash flows from investing activities:
Net cash used in investing activities	(9)	(9)	—
Cash flows from financing activities:
Net cash provided by (used in) financing activities	240	10	230
Effect of exchange rate changes on cash and restricted cash	(3)	(2)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$195	$(49)	$244

Operating Activities

Net cash used in operating activities decreased $15 million for the nine months ended September 30, 2021 as compared with the corresponding period in 2020 primarily due to improved earnings, decreases in cash used for accounts payable and proceeds from legal settlements partially offset by lower reductions of accounts receivable and increased investment in inventory in 2021.

Investing Activities

There was no change in net cash used in investing activities for the nine months ended September 30, 2021 as compared with the corresponding period in 2020.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 improved $230 million compared to the corresponding period in 2020 driven by the net proceeds of $247 million received from the current year refinancing transactions and lower preferred stock cash dividend payments ($13 million) partially offset by proceeds received from stock option exercises ($29 million) in the prior year period.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended ABL Credit Agreement. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At September 30, 2021 and December 31, 2020 approximately $263 million and $99 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $117 million and $97 million, respectively, of cash and cash equivalents were held outside the U.S.

[45]

Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans. As of September 30, 2021 and December 31, 2020, outstanding inter-company loans to the U.S. were $413 million and $449 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $115 million and $150 million, respectively.  In China, where approximately $35 million and $34 million of cash and cash equivalents was held as of September 30, 2021 and December 31, 2020, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Amended ABL Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended ABL Credit Agreement.

The Company issued approximately $42 million letters of credit under the Amended ABL Credit Agreement and $44 million letters of credit under the L/C Facility Agreement as of September 30, 2021. The letters of credit under the L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral).  The L/C Cash Collateral was $45 million at September 30, 2021 which was classified as Restricted Cash.  The Company issued approximately $90 million letters of credit under the ABL Credit Agreement as of December 31, 2020.

Under the Amended ABL Credit Agreement and L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested on the last day of each fiscal quarter.  Minimum Liquidity was $263 million at September 30, 2021.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under both the Amended ABL Credit Agreement and the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million and $13.75 million as of September 30, 2021 and December 31, 2020, respectively), which is tested at the end of each month.  Excess Availability was $39 million and $20 million as of September 30, 2021 and December 31, 2020, respectively.

If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at September 30, 2021 and December 31, 2020, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. The Amended ABL Credit Agreement also removed Eligible Cash from the Borrowing Base.  Therefore, amounts funded into the Eligible Cash account will no longer increase Excess Availability for purposes of compliance reporting. As of December 31, 2020, to maintain Excess Availability of greater than 12.5% of lender commitments, Kodak funded $35 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which was classified as Restricted Cash in the Consolidated Statement of Financial Position.

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

[46]

The NYSWCB calculation also includes a financial contingency based on the employer’s credit rating and a calculation of unallocated loss adjustment expenses.  In 2020 the NYSWCB waived both of these charges to provide employers relief while they managed the economic impacts of the COVID-19 pandemic.  In 2021 the NYSWCB waived the financial contingency based on the Company’s credit rating. The waived security deposit was $17 million in 2020 and increased to $39 million in 2021.  After excluding the waived amount for 2021, the increase to the security deposit required by NYSWCB is $19 million.  The Company has agreed to post additional collateral of approximately $4 million over a five-year period, starting in 2021, to satisfy the security deposit obligation. The collateral obligation can be satisfied by issuing letters of credit or through other means.  The additional collateral requirement for 2021 must be funded by November 15, 2021 and the Company plans to fund it by issuing letters of credit. The security deposit required by NYSWCB will be re-calculated annually.  Therefore, the amount of additional collateral required may change each year.

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $8 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2021.  For the balance of 2021, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $8 million.

Capital Expenditures

Cash flow from investing activities included $10 million of capital expenditures for the nine months ended September 30, 2021.  Kodak expects approximately $15 million to $25 million of total capital expenditures for 2021, before consideration of any investment Kodak may make utilizing proceeds from the first quarter 2021 financing transactions.

[47]

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

[48]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project.  The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021.  Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021.  The Company intends to vigorously defend itself against the Consolidated Securities Class Action.

On December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and current and former members of its Board of Directors in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosures (including the successor New York lawsuit discussed below, the “Fiduciary Class Action”).  The Company and each of the individual defendants filed motions to dismiss the Fiduciary Class Action on April 13, 2021.  The plaintiff in the Fiduciary Class Action voluntarily dismissed the Fiduciary Class Action without prejudice on May 26, 2021 and filed a lawsuit substantially similar to the dismissed New Jersey lawsuit in the Supreme Court of the State of New York in Monroe County on October 27, 2021, this time on behalf of a purported class of beneficial and record owners of stock of the Company as of March 26, 2020 who continue to own such stock through the present.  The Company intends to vigorously defend itself against the Fiduciary Class Action.

The Company has also received five requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the DFC Announcement and alleged proxy statement disclosure deficiencies (the “Derivative Demands”).  On May 19, 2021 Louis Peters, one of the persons making a Derivative Demand (“Peters”), commenced a derivative lawsuit on behalf of the Company against certain officers and current and former directors of the Company and the Company as a nominal defendant in the Supreme Court of the State of New York in Monroe County seeking damages and equitable relief based on alleged breaches of fiduciary duty and unjust enrichment resulting from stock trades, option grants and a charitable contribution in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project (the “State Derivative Lawsuit”).  The plaintiff filed an amended complaint in the State Derivative Lawsuit on August 23, 2021, and the Company and individual defendants filed motions to dismiss (or alternatively, in the case of the Company, a motion for summary judgment) in the State Derivative Lawsuit on October 22, 2021.  On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions.  On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act.  A process is underway to consolidate the Federal derivative lawsuits filed by Silverberg and Peters (the “Federal Derivative Lawsuits”) and appoint a lead plaintiff in the Federal Derivative Lawsuits.  Additional shareholder derivative lawsuits may be brought based on the other Derivative Demands (any such lawsuits, collectively with the State Derivative Lawsuit, the Federal Derivative Lawsuits and the Fiduciary Class Action, the “Fiduciary Matters”).  The Company, acting through a Special Committee of Independent Directors, previously determined that there was no merit to the claims alleged by the Derivative Demands (except with respect to the charitable contribution, which was not fully considered by the Special Committee).  See the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2020.  The Company, acting through a separate Special Litigation Committee of Independent Directors, concurred with the first Special Committee’s findings and further concluded it is not in the Company’s interest to bring or allow any other shareholder to assert any of the claims alleged by the State Derivative Lawsuit or Federal Derivative Lawsuits (with the exception of the Peters claim purportedly arising under Section 10(b) of the Exchange Act, which was not addressed as no demand was made with respect to such claim). The second Special Litigation Committee will carefully review any other additional complaints constituting Fiduciary Matters which may be filed.

[49]

The DFC Announcement has also prompted investigations by several congressional committees and the SEC.  The Company is cooperating with those investigations.

As previously reported, the Attorney General of the State of New York (the “NYAG”) has threatened to file a lawsuit against the Company and its Chief Executive Officer alleging violations of New York State’s Martin Act (the “Threatened Claim”).  In connection with the Threatened Claim, on June 15, 2021 the Supreme Court of the State of New York in New York County issued an order providing for additional document production by the Company to the NYAG and the taking by the NYAG of investigative testimony of the Company’s Chief Executive Officer and General Counsel.

The Company has completed its document production and its officers have provided the testimony as contemplated by such order.  The Company intends to vigorously defend itself against the Threatened Claim should it be filed.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2021, Kodak’s Brazilian Operations maintained accruals of approximately $3 million for claims aggregating approximately $112 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak’s Brazilian Operations to post security for a portion of the amounts in dispute.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

[50]

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A. of the 2020 Form 10-K.  The Risk Factors remain applicable from the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2021

None.

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2021)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (2)
July 1 through 31	—	—	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	19,034	$7.22	n/a	n/a
Total	19,034	$7.22

(1)These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)Kodak does not have a publicly announced repurchase plan or program.

[51]

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

[52]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: November 9, 2021	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[53]