Form 10-K
period 2021-12-31
EASTMAN KODAK CO
filed 2022-03-15
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	December 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-00087

EASTMAN KODAK COMPANY

(Exact name of Registrant as specified in its Charter)

NEW JERSEY	16-0417150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 724-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KODK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2021, was approximately $548 million.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2022 was 78,739,304.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 18, 2022 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Eastman Kodak Company

Form 10-K

December 31, 2021

PART I

ITEM 1.	BUSINESS

When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “Kodak” refer to the consolidated company on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K Report.

Kodak is a global manufacturer focused on commercial print and advanced materials and chemicals. Kodak provides industry-leading hardware, software, consumables and services primarily to customers in commercial print, packaging, publishing, manufacturing and entertainment. With 31,000 patents earned over 130 years of R&D, we believe in the power of technology and science to enhance what the world sees and creates. Our innovative, award-winning products, combined with our customer-first approach, allow us to attract customers worldwide. Kodak is committed to environmental stewardship, including industry leadership in developing sustainable solutions for print.

The Company was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey.  Kodak is headquartered in Rochester, New York.

DESCRIPTION OF THE BUSINESS

Kodak’s operations are classified into four reportable segments: Traditional Printing, Digital Printing, Advanced Materials and Chemicals and Brand.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and primarily represent the Eastman Business Park operations.

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

This segment is experiencing challenges from higher raw material and other supply chain costs, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs, including aluminum prices, through a combination of surcharges and price increases, improved production efficiency and cost reduction initiatives.  In addition Kodak seeks to offset the impact of long-term market dynamics on pricing and volume pressures through innovations in Kodak product lines.

The goal of Prepress Solutions is to pursue a contract-based, stable and recurring cash flow-generative business model. The average duration of customer contracts is two years. These contracts generate recurring revenue. The core of the business is the manufacturing of aluminum digital printing plates of varying sizes. These plates can be as small as 23cm x 27cm and as large as 126cm x 287cm.  Unexposed plates are sold to commercial printing companies for use in the offset printing process. Kodak also manufactures equipment, known as CTP equipment, which images the plates with a laser. The plates are used in the offset printing process, which transfers ink from the plate onto a rubber blanket and then onto the substrate to be printed. Due to the nature of the imaging and printing process, a new plate must be used for each printing run. As a result, there is a recurring revenue stream from the sale of these plates.

The Traditional Printing products and services are sold globally to customers through both a direct sales team as well as indirectly through dealers and channel partners.

Kodak’s primary competitors are Fuji and Agfa.  Kodak expects to benefit from current industry trends, including customers’ increasing focus on sustainability initiatives, which may strengthen demand for Kodak’s process-free solutions.

Digital offset plate offerings include KODAK SONORA Process Free Plates.  Instead of the traditional process in which a plate is run through processing equipment containing a solution of developer, chemicals and water to set the image, KODAK SONORA Process Free Plates enable printers to set the image on the platesetter, then go directly to press.  There’s also no processing variability, so process-free plate users benefit from more consistent and stable plates.

It’s designed to be a much more environmentally friendly approach that could eliminate all processing chemicals, water and excess energy and waste from the plate-making process.  These plates are designed to deliver cost savings and efficiency for customers and promote environmental sustainability practices.

Net sales for Traditional Printing accounted for 57%, 58% and 59% of Kodak’s total net revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

The Traditional Printing segment also provides service and support related to these products.

On September 1, 2019 Kodak established a strategic relationship with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) in the People’s Republic of China.  The relationship is comprised of an agreement under which Kodak sold its shares of the Kodak (China) Graphic Communication Co. Ltd. entity, which included the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang; a supply agreement for HuaGuang to help Kodak fulfill customer demand and a license agreement under which Kodak licensed its plates technology, including its Sonora Process Free plates technology, to HuaGuang with the intent of expanding the plates market in China.  Upon the establishment of the relationship, Kodak received net cash proceeds of $30 million, of which $13 million was received in the United States.  As part of the arrangement, Kodak established an escrow in China to secure minimum payments required under the supply agreement.  The escrow balance as of December 31, 2021 approximated $4 million.

Digital Printing

The Digital Printing segment contains Electrophotographic Printing Solutions, Prosper, Versamark and Software.  Digital Printing products include high-quality digital printing solutions using electrically charged toner-based technology, production press systems, consumables (primarily ink), inkjet components, software and services.  Digital Printing products are distributed directly by Kodak and indirectly through dealers. The markets that the Digital Printing segment serves are highly competitive in variable printing applications like direct mail, newspapers, books, and packaging/labels.  Key competitors are HP, Canon, Ricoh and Screen.  Products and services included in Kodak’s offerings are described below.

•	Electrophotographic Printing Solutions:

•	NEXFINITY printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.

•

The ASCEND printer is a new electrophotographic press aimed at the retail, point of purchase and packaging markets.  ASCEND printers enable customers to print and embellish on heavyweight stocks and are designed for customers looking to create sort-run packaging, displays and signage.  The ASCEND printers are anticipated to be available mid-2022.

•	Prosper:

•

The Prosper business product offerings, including the PROSPER Press systems and PROSPER Components, feature ultrafast inkjet droplet generation. This includes the PROSPER 6000 Press, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications of the PROSPER Press include publishing, commercial print, direct mail and packaging on a variety of substrates.  PROSPER System Components are integrated into original equipment manufacturer (“OEM”) partner products and systems. Sales of equipment that incorporate the PROSPER Writing Systems result in recurring revenue from sales of ink and other consumables and equipment service. The level of recurring revenue depends on the application for which the equipment is used, which drives the total number of pages printed and, therefore, the amount of ink usage.  The business model is further supplemented by consumption of other consumables including refurbished jetting modules and service.

•

The focus of the Prosper business is on developing innovative solutions for customers which includes Kodak’s next generation inkjet platform, Ultrastream, with solutions that place writing systems in OEM products and systems as well as direct sale press products that widens its reach into applications for packaging and décor and expands the substrate range to include plastics.

•	Versamark:

•

The KODAK VERSAMARK Products are the predecessor products to the PROSPER business.  Kodak has ceased manufacturing VERSAMARK Press Systems.  Users of KODAK VERSAMARK products continue to purchase ink and other consumables as well as service from Kodak.  Applications of the VERSAMARK products include publishing, transactional, commercial print and direct mail.

•	Software:

•

The Software business offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak products and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world.  Kodak plans to expand the PRINERGY offering with its cloud-based PRINERGY On Demand Platform in early 2022.

•	The Software business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency.

Net sales for Digital Printing accounted for 22%, 23% and 24% of Kodak’s total net revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of three lines of business: Industrial Film and Chemicals, Motion Picture and Advanced Materials and Functional Printing.  Kodak Services for Business (“KSB”), which provided business process outsourcing services, was sold to Swiss Post Solutions in December 2020 and Kodakit, which was a platform that connected businesses with professional photographers, was discontinued in October 2019.   Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers.  Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 32%, 30% and 20% of total Advanced Materials and Chemicals segment revenues in 2021, 2020 and 2019, respectively.  Products and services included in Kodak’s offerings are described below.

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

•	Industrial Film and Chemicals:

•	Offers professional and consumer still photographic film, as well as industrial film, including films used by the electronics industry to produce printed circuit boards.

•

Includes related component businesses: Specialty Chemicals; Solvent Recovery; and Polyester Film.  Specialty Chemicals include unregulated key starting materials (“KSMs”) for pharmaceuticals.  Kodak intends to continue organic expansion of its KSM production and is exploring opportunities to further expand its pharmaceutical offerings.

•	Offers specialty inks and dispersions to third parties.

•

Offers coating and product commercialization services: offerings include both pilot-scale and production scale roll-to-roll coating capabilities utilizing Kodak’s assets and know-how to commercialize and manufacture third party products.

•

Includes Consumer Inkjet Solutions.  Starting in 2013, Kodak stopped manufacturing consumer inkjet printers and focused on the sale of ink to its installed printer base.  Kodak’s final build of ink inventory was depleted in the second quarter of 2020.

•	Motion Picture:

•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.

•	Kodak motion picture film processing laboratories offer onsite processing services at strategic locations in the U.S. and Europe.

•	Advanced Materials and Functional Printing:

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

•

Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses.  While revenues from these licensing activities tend to be unpredictable in nature, this segment still carries the potential for revenue generation from intellectual property licensing and new materials businesses. Kodak also provides a wide range of analytical services to external clients at competitive rates.

Refer to the Business Overview and Strategy section of Item 7, “Management’s Discussion and Analysis” for additional information on the opportunities related to Advanced Materials and Chemicals growth initiatives.

Net sales for Industrial Film and Chemicals accounted for 14%, 13% and 11% of Kodak’s total net revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

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

DISCONTINUED OPERATIONS

Discontinued operations of Kodak included the Flexographic Packaging business.  Refer to Note 28, “Discontinued Operations” in the Notes to Financial Statements for additional information.

RAW MATERIALS

The raw materials used by Kodak are many and varied and are generally readily available.  Lithographic aluminum is the primary material used in the manufacture of offset printing plates.

Kodak procures lithographic aluminum coils from several suppliers with pricing based on prevailing market prices for aluminum.  Lithographic aluminum is experiencing significantly increased prices and demand.  Electronic components are used in the manufacturing of commercial printers and other electronic devices.  The film and chemicals business uses many raw materials, including silver, from a broad range of suppliers.  While most raw materials are generally available from multiple sources, certain key electronic components, other components and specialty chemicals included in the finished goods manufactured by Kodak and manufactured by and purchased from Kodak’s third-party suppliers are obtained from single or limited sources, which subjects Kodak to supply risks.  Refer to the Executive Overview section of Item 7, “Management’s Discussion and Analysis” for a discussion of the impact of the COVID-19 pandemic and other global events for additional information.

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

In addition to patents, Kodak’s intellectual property includes know-how in many of the areas noted above, but in other businesses as well, such as manufacturing of KSMs for the pharmaceutical industry.

Kodak's major products are not dependent upon one single, material patent.  Rather, the technologies that underlie Kodak's products are supported by an aggregation of patents having various remaining lives and expiration dates.  There is no individual patent, or group of patents, whose expiration is expected to have a material impact on Kodak's results of operations.

ENVIRONMENTAL MATTERS

Kodak is subject to a wide variety of increasingly stringent federal, state, local, and foreign environmental laws and regulations, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites.  It is Kodak’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations.  Kodak continues to engage in programs for environmental, health and safety protection and control.

A liability for environmental remediation and other environmental costs is accrued when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Environmental costs and accruals are presently not material to Kodak’s operations, cash flows or financial position.  Although there is no assurance that existing or future environmental laws applicable to operations or products will not have a material adverse effect on operations, cash flows or financial condition, Kodak does not currently anticipate material expenditures to comply with environmental laws and regulations.

Kodak is focused on developing and delivering products and technologies that can drive sustainability performance by increasing operational efficiency, minimizing resource use, reducing costs over time and empowering customers to meet their own sustainability objectives.

The opportunity to reduce the environmental impact of its products and services is especially great for print products, as commercial printing has historically been a significant source of waste and pollution.  Kodak is partnering with the Rochester Institute of Technology’s Pollution Prevention Institute to develop in-house life cycle assessment and carbon foot printing capabilities, which will help identify where the environmental footprint of Kodak’s products can be further reduced.

HUMAN CAPITAL

As of January 1, 2022, Kodak employed approximately 4,200 employees across 35 countries.  Kodak’s success greatly depends on identifying, attracting, engaging, developing, and retaining a highly skilled workforce in multiple areas within Kodak.

Kodak utilizes temporary staffing programs to develop a pipeline of talent and provide additional support during peak periods.  This includes working closely with local schools to provide apprentice and intern programs.  Approximately 2% of its workforce is temporary.

Diversity, Equity and Inclusion

Kodak is focused on creating an inclusive and creative environment globally.  Kodak strives to create a culture of inclusion, reduce bias in its talent practices, and invest in and engage with its communities.  Kodak conducts diversity and code of conduct trainings with employees and managers to promote an inclusive and diverse workplace, where all individuals feel respected and part of a team regardless of their race, national origin, ethnicity, gender, age, religion, disability, sexual orientation or gender identity.

Kodak has achieved a score of 100% on the Human Rights Campaign Foundation’s Corporate Equality Index for over two decades and is included on its list of “Best Places to Work for LGBTO+ Equality”.

Health, Wellness and Safety

Kodak is dedicated to driving continuous safety improvement across its operations. Kodak’s approach includes identifying and mitigating risk, targeted training, information sharing on safe work practices, and thorough analysis of incidents and near misses.

The COVID-19 pandemic magnified the importance of keeping employees safe and healthy.  In response to the pandemic, Kodak has taken actions consistent with government mandates and continues to track active cases.  The Executive Leadership Team reviews the actions and status of cases on a regular basis.  Kodak will continue to emphasize the health and safety of its employees going forward.

AVAILABLE INFORMATION

Kodak files many reports with the Securities and Exchange Commission (“SEC”) (www.sec.gov), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC.  They are available through Kodak's website at www.Kodak.com.  To reach the SEC filings, follow the links to Company, About Us, Investor Center, Financials and then SEC Filings.

ITEM 1A.	RISK FACTORS

Kodak operates in rapidly changing economic and technological environments which present numerous risks and uncertainties. The risk factors described below, if realized, could have a material adverse effect on Kodak’s business, financial condition, and results of operations and make an investment in our securities risky.  You should consider carefully these risks and uncertainties in addition to other information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section and the consolidated financial statements and related notes.

Risks Related to Kodak’s Business and Operations

Kodak’s business, financial condition and results of operations have been and may continue to be adversely affected by global public health pandemics, including the COVID-19 pandemic.

The COVID-19 pandemic has had, or another global health crisis could have material adverse impacts on Kodak’s employees, suppliers, customers, and others’ ability to conduct business. The negative effects associated with the COVID-19 pandemic have, and may continue to have, material adverse effects on our business, financial condition and results of operations. The COVID-19 pandemic has affected large segments of the global economy, including the markets in which we operate.

The pandemic and actions undertaken in response to the pandemic by Kodak, governmental bodies or other groups may have a material adverse effect on our business or our suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions or interruptions in shipping, manufacturing or installing products, reduced consumer demand or customers’ ability to make payments.

We have and may continue to experience additional operating costs due to increased cost of raw materials and labor, the availability of raw materials and component products, delays in shipping and transportation and slow recovery of customer demand. Kodak’s products contain aluminum, silver, petroleum-based or other commodity-based raw materials, the prices of which have significantly increased, and will likely continue to increase. Ongoing disruptions in our supply chain could affect our ability to meet customer demand for our products and services.  Adverse operational and economic circumstances associated with the COVID-19 pandemic could materially affect our business, financial condition or results of operations.  The extent to which the COVID-19 pandemic affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken in response to the pandemic. For additional discussion regarding known impacts of the COVID-19 pandemic, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ in this Annual Report on Form 10-K.

The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate our business.

Continued investment, capital needs, restructuring payments, dividends and servicing Kodak’s debt require a significant amount of cash and we may not be able to generate sufficient cash to fund these activities, which could adversely affect our business, financial condition, and results of operations. Kodak has not generated positive operating cash flows without supplementing such cash flow from operations with financing and monetization transactions over the past several years.  Kodak’s stable and remaining growth businesses may not grow or continue to generate the same or enough cash flow to offset businesses with declining cash flows and investments needed for certain growth businesses.

It may take Kodak longer to generate positive cash flow from operations than planned, which would have a material adverse effect on our liquidity and financial position.  If Kodak is unable to generate positive cash flow from operations for an extended period in the future or to adequately supplement such cash flow from operations, our ability to continue as a going concern could be impaired or limited.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, legal, regulatory and other factors beyond our control. There are no assurances:

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

Kodak’s business may not generate cash flow in an amount sufficient to enable us to pay the principal or mandatory redemption price of, or interest and dividends on, the senior secured first lien term loans (the “Term Loans”) borrowed under the Credit Agreement, dated February 26, 2021, by and among the Company, the lenders party thereto (the “Term Loan Lenders”), and Alter Domus (US) LLC, as Administrative Agent (the “Term Loan Credit Agreement”), the 5.0% unsecured convertible notes held by the Term Loan Lenders (the “2021 Convertible Notes”), the 4.0% Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), and the 5.0% Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, restructuring actions, strategic acquisitions, investments and alliances and other general corporate requirements.

If Kodak cannot fund our liquidity needs, we will have to take actions, such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in our ability to provide products and services, reduce our ability to raise additional capital and delay sustained profitability. There are no assurances any of these actions could, if necessary, be taken on commercially reasonable terms, or at all, or they would satisfy Kodak’s liquidity needs.

If Kodak is unable to continue successful development, funding, and commercialization of products in businesses upon which we are focused or do so within an acceptable timeframe, Kodak’s financial performance could be adversely affected.

Kodak has focused our investments in print, advanced materials, and chemicals. These investment areas include offset plates and CTP devices, digital printing using commercial inkjet and electrophotography, high resolution functional printing for electronic and optical solutions, specialty chemicals (including pharmaceutical products), coated materials used in electric vehicle/energy storage batteries and smart materials for light control and 3D printing. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for Kodak to grow these businesses, improve margins and achieve our financial objectives. Additionally, Kodak’s strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that Kodak’s ability to successfully execute our strategy will be unaffected by external factors. If Kodak is unsuccessful in growing our investment businesses as planned, or perceiving the needs of our target customers, Kodak’s results of operations, financial condition and liquidity could be adversely affected.

If Kodak is unable to successfully or timely implement cost structure reductions, Kodak’s business, financial condition and results of operations could be negatively affected.

Kodak continues to rationalize our workforce and streamline operations to a leaner and more focused organization aligned with our business initiatives. There are no assurances that workforce reductions, restructuring efforts and other cost-saving measures will be successful or the cost savings or other beneficial results will be consistent with expectations. The extent of change across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas poses risks in the form of personnel capacity constraints and institutional knowledge loss that could lead to diminished results, compliance issues, and harm to our reputation. If workforce reductions, restructuring efforts and other cost-saving measures are not effectively managed, Kodak may also experience lost sales, harm to our business and customer relationships, adverse effects on employee morale, loss of key employees or other retention issues, product delays and increased costs.

Finally, the timing and implementation of workforce reductions may require compliance with laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties. Any of these outcomes could negatively impact Kodak’s business, financial condition, and results of operations.

The loss of one or more of Kodak’s key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

In order to be successful, Kodak must continue to attract, retain and motivate executives and other key employees across the Company. Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in Kodak’s targeted growth markets, is critical to our future.  The impact of the COVID-19 pandemic has resulted in increased attrition and significant shifts in the labor market and employee expectations.  Given that our business is highly technical and specialized, it would be difficult to replace the loss of any of our key employees. Kodak may be unable to attract and retain highly qualified management and employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain qualified individuals, key leaders, executives and employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, which could adversely affect Kodak’s business and results of operations.

If Kodak cannot effectively anticipate or rapidly respond to technology trends and develop and market new products to respond to changing customer needs and preferences, our revenue, earnings and cash flow could be adversely affected.

Kodak generally sells our products in industries which are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Kodak’s success depends on our ability to offer differentiated solutions and technologies to capture market share and grow scale. To do so, Kodak must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products we provide to customers may not or may no longer meet the needs of our customers as the business models of our customers evolve.  Kodak’s customers may decide to outsource their imaging needs or may purchase imaging services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services our customers will demand. The success of Kodak’s business depends in part on our ability to identify and respond promptly to changes in customer preferences, expectations and needs. If Kodak does not timely assess and respond to changing customer expectations, preferences and needs, our financial condition, results of operations or cash flows could be adversely affected.

If Kodak is unable to timely anticipate new technology trends, develop improvements to our current technology to address changing customer preferences, and effectively communicate our businesses, products, and the markets we serve, our revenue, earnings and cash flow could be adversely affected.

The success of Kodak’s technology development efforts may be affected by the development efforts of our competitors, which may have more financial and other resources to better ascertain technology trends, changing customer preferences, and changing business expectations or models. Kodak’s assessment and response may as a result be incomplete or inferior when compared to our competitors, which could adversely affect our product roadmaps and associated revenue streams.

Kodak has reduced the scope of our corporate-focused research and development activities.  If our investment in research and product development is inadequate, our response to changing customer needs and changing market dynamics may be too slow and this may adversely affect revenue streams from new products and services.

Kodak’s investment in new products and services that may not achieve expected returns.

Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive Kodak’s latest offerings as providing significant new functionality or other value, they may reduce their purchases of new products or upgrades, unfavorably affecting our revenue. Kodak may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all.

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

If Kodak does not manage product reliability, yield and quality, our product launch plans may be delayed, our financial results may be adversely impacted, and our reputation may be harmed.

In developing, commercializing and manufacturing our products and services, Kodak must adequately address reliability and prevent yield and other quality issues, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products.

Because Kodak’s products are sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines.

Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings. Although Kodak has established internal procedures to minimize risks which may arise from product quality issues, there can be no assurance we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Product reliability, yield and quality issues can impair our relationships with new or existing customers and adversely affect our brand image; product quality issues can result in recalls, warranty, or other service obligations and litigation; and our reputation as a producer of high quality products could suffer, all of which could adversely affect our business as well as our financial results.

Aging manufacturing facilities and equipment could lead to failures of equipment and systems.

Kodak’s manufacturing facilities are aged, and without significant updates to equipment and systems, will be more prone to failure.  Capital improvements to manufacturing facilities are planned but there is risk to manufacturing operations especially due to the complexity of the processes and technology and the loss of knowledge as employees leave who are familiar with the processes and technology.  The longer these updates are delayed the higher the risk due to equipment failures, further obsolescence and additional loss of employees with the specific knowledge base. If Kodak’s equipment and systems experience a critical failure, we could experience an interruption of operations, manufacturing delays, increased costs associated with repairs or redesigns of systems and products, loss of sales and customers and damage to Kodak’s reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

If Kodak fails to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.

Kodak uses a variety of distribution methods to sell and deliver our products and services, including direct sales, third-party resellers, channel partners and distributors. Successfully managing the interaction of direct and indirect channels across customer segments for our products and services is complex. Since each distribution method has distinct risks and financial implications, Kodak’s failure to achieve the most advantageous delivery model for our products and services could adversely affect our revenue and earnings.

Cyber-attacks or other data security incidents that disrupt Kodak’s operations or result in the breach or other compromise of proprietary of confidential information about our workforce, our customers, or other third parties could disrupt our business, harm our reputation, cause us to lose customers, and expose us to costly regulatory enforcement and litigation, any of which could lead to material adverse effects on Kodak’s results of operations, business and financial condition.

To effectively manage our global business, Kodak depends on secure and reliable information technology systems with accurate data. These systems and their underlying infrastructure are provided by a combination of Kodak and third parties, and if unavailable or unreliable, could disrupt Kodak’s operations, causing delays or cancellation of customer orders, impeding the manufacturing or delivery of products, delaying the reporting of financial results, or impacting other business processes critical to running our business.

Attacks on IT systems continue to grow in frequency, complexity and sophistication, and Kodak is regularly targeted by unauthorized parties using malicious tactics, code and viruses. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time. Therefore, the system controls and security measures Kodak and other third parties use to prevent, detect and respond to data or cyber security incidents may not be sufficient to anticipate and identify these techniques or implement adequate or timely preventive or responsive measures.

Kodak’s IT systems contain critical information about our business, including intellectual property and confidential information of our customers, business partners, and employees.  Cyber-attacks, breaches or defects in our systems could result in unauthorized access to and misuse of our information, corruption of data, or disruption of operations, any of which could have a material adverse impact on Kodak’s business and reputation.

Kodak also provides IT-based products and services to our customers, and operates services used by our customers and hosted by Kodak. A breach of our security or reliability measures, or those of our third-party service providers, could negatively impact our customers’ operations or data privacy, which could expose Kodak to liability and reputational harm.

Kodak’s inability to effectively complete and manage strategic transactions could adversely impact our business performance, including our financial results.

From time to time, Kodak may be engaged in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures, asset sales, spin-offs and outsourcing transactions and may enter into agreements relating to such transactions in order to further our business objectives.

In order to successfully pursue strategic transactions, Kodak must identify suitable sellers, buyers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses.  Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously. Strategic transactions may involve the following risks and challenges that could negatively impact our results of operations:

•	the need to obtain required regulatory and other approvals;
•	the need to integrate acquired or combined operations with our business;
•	potential loss of key employees;
•	difficulty in evaluating operating costs, infrastructure requirements, environmental and other liabilities and other factors beyond our control;
•	wrong, inaccurate or changing business assumptions on which such acquisitions or combinations are predicated;
•	potential lack of operating experience in new business or geographic areas;
•	an increase in our expenses and working capital requirements;
•	competition for strategic transactions, which may increase transaction costs and the ability to identify opportunities;
•	management’s attention may be temporarily diverted; and
•	the possibility we may be required to issue a substantial amount of additional equity or debt securities or assume additional debt in connection with any such transactions.

There are no assurances Kodak will be able to consummate any strategic transactions which we undertake or, if consummated, Kodak will achieve the anticipated levels of cash flows or realize synergies or other anticipated benefits from a strategic transaction.  If Kodak fails to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on Kodak’s revenue, gross margins and profitability.

Failure to successfully manage the development and improvement of IT systems could diminish or delay any anticipated efficiencies and operational improvements, and our operations and business could be disrupted.

Kodak is focused on improvements to IT systems to more effectively manage our global business and implement our strategic plans. If Kodak is unable to successfully manage the development, improvement and transition of IT systems, anticipated efficiencies and operational improvements may be delayed or diminished, and we may experience cost overruns, disruption in our operations, or other business or reputational harm, any of which could have a material adverse effect on Kodak’s results of operations, business and financial condition.

If Kodak cannot protect the intellectual property rights on which our business depends, or if third parties assert we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.

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

Therefore, in certain jurisdictions, Kodak may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position.  Also, some of Kodak’s business and some of our products rely on key technologies developed or licensed by third parties and, because of the rapid pace of technological change in the information technology industry, we may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all.

Kodak also licenses third parties to use our trademarks.

In an effort to preserve our trademark rights, Kodak enters into license agreements with these third parties which govern the use of our trademarks and requires our licensees to abide by quality control standards with respect to the goods and services they provide under the trademarks. Although Kodak makes efforts to police the use of our trademarks by our licensees, there can be no assurance these efforts will be sufficient to ensure the licensees abide by the terms of their licenses. In the event Kodak’s licensees fail to do so, our trademark rights could be diluted and our reputation harmed by our licensees’ activities.  Also, failure by Kodak and our licensees to sufficiently exploit any of Kodak’s trademarks in any markets could erode Kodak’s trademark rights with respect to the relevant trademarks. Because the laws and enforcement regimes of certain countries do not protect proprietary rights to the same degree as those in the United States, in certain jurisdictions Kodak may be unable to adequately prevent such unauthorized uses, which could result in impairment of our trademark rights.

Kodak has made substantial investments in new, proprietary technologies and has filed patent applications and obtained patents to protect our intellectual property rights in these technologies as well as the interests of our licensees. There can be no assurance Kodak’s patent applications will be approved, any patents issued will be of sufficient scope or strength to provide us with meaningful protection, or such patents will not be challenged by third parties. Furthermore, Kodak may fail to accurately predict all of the countries where patent protection will ultimately be desirable, and if we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. The patents issuing may vary in scope of coverage depending on the country in which such patents issue.

In addition, the intellectual property rights of others could inhibit Kodak’s ability to conduct our business. Other companies may hold patents on technologies used in Kodak’s industries and some of these companies may be aggressively seeking to expand, enforce or license their patent portfolios.  Third parties may claim Kodak and our customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights.

Such claims may be made by competitors seeking to block or limit Kodak’s access to certain markets. Additionally, certain individuals and groups have purchased intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like Kodak. Even if we believe the claims are without merit, these claims may have the following negative impacts on our business:

•	claims can be time consuming and costly to defend and may distract management’s attention and resources;
•

claims of intellectual property infringement may require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products;

•	even if we have an agreement with a third party to indemnify us against such costs, the indemnifying party may be unable to uphold such party’s contractual obligations; and
•

if we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, Kodak’s revenue and earnings could be adversely impacted.

Finally, Kodak uses open source software in connection with some of our products and services. Companies which incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, Kodak could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost.  Any requirement to disclose Kodak’s source code or pay damages for breach of contract could be harmful to our business results of operations and financial condition.

Impacts of the war in Ukraine are likely to have an adverse impact on the global economy, our business, financial condition and results of operations.

The war in Ukraine, actions taken by Russia, Ukraine and the international community responses, have caused, and will likely continue to cause, decreased availability of components and raw materials, increases in shipping, energy and raw material costs and increased transit times. While we do not believe that we or our suppliers obtain components or materials directly from Russian sources, Russia is a significant source of aluminum and electronic components to various suppliers that may impact our ability to secure these materials from our direct suppliers.  Energy costs are a significant component of the cost of producing aluminum, and our aluminum suppliers are based in Europe and may be affected by fluctuations in energy costs resulting from the war in Ukraine.  Any escalation of the war in Ukraine, continued transit delays, decreased availability of components and raw materials, increases in shipping, energy and raw material costs associated with the war in Ukraine and compliance with associated economic sanctions could materially affect our business, financial condition or results of operations.

Weakness or worsening of global economic conditions could adversely affect Kodak’s financial performance and liquidity.

The global economic environment may adversely affect sales of Kodak’s products, profitability and liquidity. Global financial markets have been experiencing extreme volatility, including as a result of the COVID-19 pandemic and other global events.  Economic conditions could accelerate any decline in demand for products, which could also place pressure on our results of operations and liquidity.

In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of an economic downturn, including as a result of the COVID-19 pandemic and other global events, and our liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If global economic weakness and tightness in the credit markets exist, worsen or are attenuated, Kodak’s profitability and related cash generation capability could be adversely affected and, therefore, affect our ability to meet our anticipated cash needs, impair our liquidity or increase our costs of borrowing.

Following an implementation period after the UK left the EU on 31 January 2020, and as of 1 January 2021 the UK is no longer a member of the EU single market and customs union. The uncertainty concerning Brexit has also caused global stock market volatility and currency exchange rate fluctuations. There may also be broader uncertainty over the position the United States will take with respect to certain treaty and trade relationships with other countries.

This uncertainty may impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with the Company, (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets and (iv) general global economic conditions. All of these factors are outside Kodak’s control but may cause us to adjust our strategy in order to compete effectively in global markets and could adversely affect our business, financial condition, results of operations and cash flows.

If the reputation of Kodak or its brand erodes significantly, it could have a material impact on our financial results.

Kodak’s products and brand have worldwide recognition. Kodak’s reputation, and the reputation of our brand, form the foundation of our relationships with key stakeholders and other constituencies, including customers, suppliers, distributors, channel partners, consumers and investors. Any harm to the reputation of Kodak or our brand could have a material adverse impact on our results of operations, business and financial condition. The value of Kodak’s brand is reflected, in part, in our Brand segment, which licenses the Kodak brand for use by third parties in wide range of products. Consumers and the public may view the products and activities of brand licensees as the products and activities of Kodak. The measures Kodak undertakes to research and manage licensee relationships and assess the quality of their products may not be sufficient to protect against legal proceedings and reputational harm in the event that licensed products and services do not meet consumer expectations for quality and safety. Other factors that could dilute or damage the reputation of Kodak and our brand include the failure of products and services to meet customer expectations, litigation and government investigations, negative or inaccurate comments in the media, including social media, and failure to meet and manage customer and industry expectations regarding the impact of our business on matters of social responsibility and environmental sustainability.

Increased competition, including price competition, could have a material adverse impact on Kodak’s revenue, gross margins, cash flow and market share.

The markets in which Kodak does business are highly competitive with large, entrenched, and well financed industry participants, many of which are larger than Kodak. In addition, we encounter aggressive price competition for many of our products and services from numerous companies globally. Any of our competitors may:

•	foresee the course of market developments more accurately than Kodak does;
•	sell superior products and provide superior services or offer a broader variety of products and services;
•	have the ability to produce or supply similar products and services at a lower cost;
•	have better access to materials and supplies and the ability to acquire materials and supplies at a lower cost;
•	develop stronger relationships with our suppliers or customers;
•	adapt more quickly to new technologies or evolving customer requirements than we do; or
•	have access to capital markets or other financing sources on more favorable terms than we can obtain.

As a result, Kodak may not be able to compete successfully with our competitors. Finally, we may not be able to maintain our operating costs or prices at levels which would allow us to compete effectively. Kodak’s results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures. If our products, services and pricing are not sufficiently competitive with current and future competitors, we could also lose market share, adversely affecting our revenue, gross margins and cash flow.

Business disruptions could seriously harm Kodak’s future revenue and financial condition.

Worldwide operations could be subject to earthquakes, power shortages or outages, telecommunications failures, cyber-attacks, terrorism and other physical security threats, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, failure of critical infrastructure, medical epidemics, including the COVID-19 pandemic, political or economic instability, including war and protests, and other natural or manmade disasters or business interruptions, for which Kodak is predominantly self-insured. The occurrence of any of these business disruptions could cause disruptions to Kodak’s operations or the operations of our suppliers, distributors and resellers, or customers and have material adverse effect on Kodak’s results of operations and financial condition.

Certain of Kodak’s critical business functions, including our manufacturing and field service operations, cannot be performed remotely, and an inability of Kodak’s employees to physically work at our or our customers’ locations due to disruptions in service could harm Kodak’s operations, perhaps significantly.

The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact Kodak’s ability to provide a particular product or service for a period of time.

Kodak relies on third-party suppliers and service providers to support our manufacturing, logistics, and business operations and faces the risks associated with reliance on external business partners.

Kodak relies on third-party suppliers for goods and services to support our manufacturing, logistics, and business operations.  To the extent we rely on third-parties, we face the risks that those third parties may not be able to:

• • •

Obtain supplies and materials necessary to deliver goods or services to Kodak

Mitigate the impact of labor shortages and/or other disruptions;

Develop manufacturing methods appropriate to Kodak’s products;

•	Maintain an adequate control environment; and
•	Quickly respond to changes in customer demand for Kodak’s products.

Suppliers may choose to unilaterally withhold products, components or services. In addition, Kodak may experience shortages in supply and disruptions in service and supply as a result of unexpected demand, transportation and logistical limitations, and/or disruptions or production difficulties at our suppliers, such as disruptions due to fires, medical epidemics, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of our suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from our suppliers, Kodak may be unable to meet our customer commitments, our costs could be higher than planned, and our cash flows and the reliability of our products could be negatively impacted. Kodak will vigorously enforce our contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by our suppliers.

Other supplier problems that Kodak could encounter include electronic component shortages, interruption of IT services, risks related to the duration and termination of our contracts with suppliers for components and materials, non-competitive pricing due to tariffs, and risks related to the ability to obtain products, components or services from single source suppliers on favorable terms or at all. The realization of any of these risks, should alternative third-party relationships not be available or established, could cause interruptions in supply or increases in costs which might result in Kodak’s inability to meet customer demand for our products, damage to our relationships with our customers, and reduced market share, all of which could adversely affect Kodak’s results of operations and financial condition.

Any significant negative change in the payment terms that Kodak has with our suppliers could adversely affect our liquidity.  There is a risk that Kodak’s key suppliers could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of goods or services to Kodak on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery, or shorter payment terms. Kodak’s need for additional liquidity could significantly increase and our supply could be materially disrupted if a significant portion of our key suppliers and vendors took one or more of the actions described above, which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

Due to the nature of the products we sell and Kodak’s worldwide distribution, Kodak is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity costs which, together with tariffs that may be imposed, may adversely impact our results of operations and financial position.

As a result of Kodak’s global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position.

Exchange rates and interest rates in markets in which we do business tend to be volatile and, at times, our sales and profitability can be negatively impacted across all of our segments depending upon the value of the U.S. dollar and other major currencies such as the euro, the Japanese yen, the British pound and the Chinese yuan.  Tariffs or duties may also be imposed on exported products produced by Kodak, making such products less competitive in jurisdictions imposing such tariffs or duties.  If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on Kodak’s business, financial condition and results of operations.

Kodak faces additional costs and risks associated with our worldwide business operations.

Kodak’s business is subject to additional costs and risks associated with doing business internationally, such as:

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

The competitive environment in which Kodak operates may require us to facilitate or provide financing to our customers. Customer financing arrangements may cover all or a portion of the purchase price for our products and services.  We may also assist customers in obtaining financing from banks and other sources.  Our success may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness. Tightening of credit in the global financial markets can adversely affect the ability of Kodak’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for our products and services. If Kodak is unable to provide competitive financing solutions to our customers or if we extend credit to customers whose creditworthiness deteriorates, our revenues, profitability and financial position could be adversely impacted.

Risks Related to Kodak’s Indebtedness and Access to Capital Markets

The Company’s substantial monetary obligations require a portion of our cash flow be used to fund other obligations rather than be invested in the business and could adversely affect our ability to fund our operations.

The Company has obligations for borrowed money or in connection with letters of credit under the Term Loan Credit Agreement, the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), the cash collateralized Letter of Credit Facility Agreement (the “LC Credit Agreement”), and the 2021 Convertible Notes (together, the “Credit Agreements”).

The Company’s indebtedness under the Credit Agreements and our other obligations could have important negative consequences to the Company and investors in our securities. These include the following:

•

Kodak may not be able to satisfy all of our obligations, including, but not limited to, our obligations under the Credit Agreements, which may cause a cross-default or cross-acceleration on other debt Kodak may have incurred;

•	We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancing or other purposes;
•

We will have to use a significant part of our cash flow or cash balances to make payments on our debt and Series B Preferred Stock and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion; and

•	adverse economic or industry conditions may have more of a negative impact.

The Company cannot be sure cash generated from our businesses will be as high as we expect, or our expenses will not be higher than we expect. Because a portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by customer demand. A lower amount of cash generated from our businesses or higher expenses than expected, when coupled with our debt obligations, could adversely affect Kodak’s ability to fund our operations.

The availability of borrowings and letters of credit under the ABL Credit Agreement and LC Credit Agreement is limited by the amount of various types of assets and, under certain circumstances, the administrative agent under the ABL Credit Agreement will have greater control over Kodak’s cash.

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory, Eligible Machinery and Equipment less specified reserves as described in Note 8, “Debt and Finance Leases” to the consolidated financial statements.  With the exception of 2020 to 2021 with the impact of the COVID-19 pandemic, Kodak’s U.S. Accounts Receivable and Inventory levels have been declining over the last several years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.

Availability under the Company’s LC Credit Agreement is based on cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “LC Cash Collateral”).

If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $46 million of letters of credit outstanding under the ABL Credit Agreement and the $11.25 million of Excess Availability required under the ABL Credit Agreement,  or if LC Cash Collateral is not maintained to support the 103% of the $44 million of letters of credit outstanding under the LC Credit Agreement, the Company would be required to remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.

Additional LC Cash Collateral would be classified as restricted cash and would not be available to support ongoing working capital and investment needs.

If the administrative agent under the ABL Credit Agreement executed cash dominion, that would increase operational complexities for the Company.  An event of default would occur under these circumstances if the Company is unable to remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.

Kodak may desire additional capital funding and such capital may not be available to us and/or may be limited.

Kodak may desire to raise additional capital, including to pursue additional growth opportunities, strategic transactions or additional reorganization initiatives or refinance or redeem outstanding debt or preferred stock.  Because of Kodak’s current non-investment grade credit rating and financial condition, and/or general conditions in the financial and credit markets, Kodak’s access to the capital markets may be limited.

Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	Covenants in the Credit Agreements;
•	Obtaining a consent from the holders of Series B and C Preferred Stock for the issuance of additional preferred shares which rank senior or pari passu to the Series B and C Preferred Stock;
•	Investor confidence in Kodak and the markets in which we operate;
•	Our financial performance and projected financial performance and the financial performance and projected financial performance of our subsidiaries;
•	Our levels of debt and redemption obligations;
•	Our ability to generate positive cash flow;
•	Our ability to consummate monetization transactions including asset sales;
•	Our requirements for posting collateral under various commercial agreements;
•	Our current non-investment grade credit rating;
•	Our long-term business prospects; and
•	General economic and capital market conditions.

Kodak may not be successful in obtaining additional capital for these or other reasons. An inability to access capital may limit our ability to capitalize on growth or efficiency opportunities or refinancings we would otherwise like to pursue.

There can be no assurance the Company will be able to comply with the terms of our various credit facilities.

A breach of any of the financial or other covenants contained in the Credit Agreements could result in an event of default under these facilities.

If any default or event of default occurs under the LC Credit Agreement or ABL Credit Agreement and the Company is not able to either cure it or obtain a waiver from the requisite lenders under the LC Credit Agreement and ABL Credit Agreement, the administrative agent under the LC Credit Agreement and ABL Credit Agreement may, and at the request of the requisite lenders for that facility must, declare all of the Company’s outstanding obligations under the LC Credit Agreement and ABL Credit Agreement, together with accrued interest and fees, to be immediately due and payable.  In addition, the agent under the LC Credit Agreement and ABL Credit Agreement may, and at the request of the requisite lenders must, terminate the lenders’ commitments under that facility and cease making further loans. If any default or event of default occurs under the Term Loan Credit Agreement or 2021 Convertible Notes and the Company is not able to either cure it or obtain a waiver from the holders of the Term Loan Credit Agreement or 2021 Convertible Notes, such holders may declare all of the Company’s outstanding obligations under the Term Loan Credit Agreement and 2021 Convertible Notes, together with accrued interest and fees, to be immediately due and payable.  If applicable, the administrative agent under the LC Credit Agreement, ABL Credit Agreement and Term Loan Credit Agreement and the collateral agent for the 2021 Convertible Notes could institute foreclosure proceedings against the pledged assets. Any of these outcomes would likely have an adverse effect on the Company’s operations and our ability to satisfy our obligations as they come due.

The current non-investment grade status and Kodak’s financial condition may adversely impact Kodak’s commercial operations, increase our liquidity requirements and increase the cost of refinancing opportunities. We may not have adequate liquidity to post required amounts of additional collateral.

The Company’s corporate family credit rating is currently below investment grade and there are no assurances our credit ratings will improve, or they will not decline, in the future.  In addition, the Company may not continue to maintain credit ratings from the recognized rating agencies.

Our credit ratings and financial condition may affect the evaluation of our creditworthiness by trading counterparties and lenders, which could put us at a disadvantage to competitors with higher or investment grade ratings.

In carrying out our commercial business strategy, the current non-investment grade credit ratings have resulted and will likely continue to result in requirements that Kodak either prepay obligations or post significant amounts of collateral to support our business.

Should our ratings continue at their current levels, or should our ratings be further downgraded, we would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.

In particular, given the Company’s current credit ratings we would be required, if requested, to provide up to $3 million of additional letters of credit to the issuers of certain surety bonds to fully collateralize such bonds.

Legal, Regulatory and Compliance Risks

Legal proceedings and governmental investigations associated with the U.S. International Development Finance Corporation announcement or in general could have a material adverse effect on our business operations and prospects, reputation, financial condition, results of operations and stock price.

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

The DFC Announcement and circumstances surrounding it prompted congressional investigations, an SEC investigation and a New York Attorney General’s investigation.  In addition, lawsuits have been filed or threatened alleging various securities law violations and breaches of fiduciary duties based on circumstances surrounding the DFC Announcement. For further information on these investigations and lawsuits, see Note 11, “Commitments and Contingencies” in the Notes to Financial Statements.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. The investigations and lawsuits associated with the DFC announcement have diverted, and may continue to divert, the attention of Kodak’s employees, management and board of directors. In addition, the response to the DFC related investigations and lawsuits has resulted in, and may continue to result in, increased legal expense and related costs. Kodak’s insurance, to the extent maintained, is not expected to cover all costs associated with the investigations and legal proceedings. We are unable to predict how long the legal proceedings and investigations to which we are currently subject will continue. An unfavorable outcome of any governmental investigation or legal proceeding may have an adverse impact on our reputation, business, financial condition and results of operations, prospects, or stock price.

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

Kodak has implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and Kodak periodically reviews, upgrades and enhances certain of our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators.  Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of Kodak’s business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on Kodak’s results of operation or financial condition.

Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition.

Kodak receives, processes, transmits and stores information relating to identifiable individuals (personal information), both in our role as a technology provider and as an employer. As a result, Kodak is subject to numerous U.S. federal and state and foreign laws and regulations relating to personal information.

These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. More recent examples of data privacy laws include the EU’s General Data Protection Regulation (“GDPR”), California’s Consumer Privacy Act (“CCPA”) and Privacy Rights Act (“CPRA”), and Brazil’s General Data Protection Law (“LGPD”).

Recently enacted laws and regulations, as well as any other change to existing laws, the introduction of new laws in this area, or the failure to comply with existing laws that are applicable, may subject Kodak to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations.

Recent developments in the regulation of cross-border data transfers from the European Economic Area and countries with similar regimes, including enforcement decisions and regulatory guidance issued by key supervisory authorities, creates uncertainty as to our and our customers’ ability to use platforms and processing services located in the U.S. and other non-adequate jurisdictions. While existing data transfer mechanisms, such as Standard Contractual Clauses, remain valid, Kodak’s use of these transfer mechanisms is subject to legal, regulatory and political pressure. Kodak anticipates spending additional time and expense to enable continued cross-border transfers as needed to operate our business, which may have a material adverse effect on our business and results of operations.

This environment demands Kodak continuously improve our design and coordination of security controls and contractual arrangements across our businesses and geographies. While Kodak has taken steps to comply with the GDPR, other applicable data protection laws, and the regulations and guidance published by applicable regulators, our efforts to achieve and remain in compliance may not be fully successful.  Despite Kodak’s security controls over personal data, Kodak, may not prevent the improper disclosure of personal information.  Improper disclosure of this information could harm our reputation or subject us to liability under laws which protect personal data, resulting in increased costs or loss of revenue.

Kodak is subject to environmental laws and regulations.  Failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on our business, results of operations and financial condition.

Kodak is subject to environmental laws and regulations world-wide that govern, for example, the discharge of pollutants, the management of hazardous materials, the cleanup of contaminated sites, and the composition and end-of-life management of our products.

Non-compliance with applicable laws or liability incurred without regard to fault could have a material adverse effect on our business, results of operations and financial condition. The cost of complying with such laws could have a material adverse effect on our business, results of operations and financial condition.  Any uncertainties related to environmental conditions or obligations at Kodak’s properties may impact our ability to further develop or sell such properties.

If Kodak fails to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on Kodak’s operations, investor confidence in our business and the trading prices of our securities.

Kodak is required to maintain disclosure controls and procedures and internal controls over financial reporting that are effective for the purposes described in Item 9A, “Controls and Procedures”.  The existence of a material weakness in Kodak’s internal controls may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions, which could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on Kodak’s business, financial condition, cash flow results of operations or the trading price of Kodak’s stock.

Kodak may have additional tax liabilities.

Kodak is subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining Kodak’s worldwide provision for income taxes.  In the course of our business, there are transactions and calculations where the ultimate tax determination is uncertain.

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

The funded status of our U.S. and non-U.S. defined benefit pension plans (and other postretirement benefit plans), and the related cost reflected in our financial statements, are affected by various factors subject to an inherent degree of uncertainty. Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, mortality trends, and other economic and demographic factors. Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation or pension authorities, could lead to a potential future need to contribute cash or assets to Kodak’s plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on Kodak’s consolidated results of operations, financial position or liquidity.

In past years, Kodak has experienced variability in the costs of these defined benefit pension and postretirement benefit obligations as a result of macro-economic factors beyond our control, including variability in investment returns on pension plan assets, and changes in discount rates and mortality rates used to calculate pension and related liabilities. At least some of these macro-economic factors may again put pressure on the cost of providing pension and benefits. There can be no assurance we will succeed in limiting cost increases.

Kodak may be required to recognize impairments in the value of our goodwill and/or other long-lived assets which could adversely affect our results of operations.

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

Risks Related to the Company’s Common Stock

The conversion of the Series B Preferred Stock, Series C Preferred Stock and 2021 Convertible Notes into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The 1,000,000 outstanding shares of the Company’s Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 9.5238 shares of common stock per share of Series B Preferred Stock, the 1,043,629 outstanding shares of the Company’s Series C Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 10 shares of common stock per share of Series C Preferred Stock, and the 2021 Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of 2021 Convertible Notes.  The outstanding shares of Series C Preferred Stock and outstanding principal amount of the 2021 Convertible Notes are expected to increase as a result of the payment of dividends and interest in kind at a rate of 5.0% per annum.  As a result of the conversion of any issued and outstanding Series B Preferred Stock, Series C Preferred Stock or 2021 Convertible Notes (collectively, the “Convertible Securities”), the Company’s existing shareholders will own a smaller percentage of our outstanding common stock. Based on the capitalization of the Company as of December 31, 2021, the conversion of all Convertible Securities would result in the issuance to holders thereof of approximately 22% of the outstanding common stock after giving effect to such conversion.  Further, additional shares of common stock may be issuable pursuant to certain other features of the Convertible Securities, with such issuances being further dilutive to existing holders of common stock.

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

The holder of the Series C Preferred Stock owns a large portion of the voting power of the Company’s outstanding securities, and the holders of the Series C Preferred Stock and 2021 Convertible Notes each have the right to nominate one member for election to the Company’s Board. As a result, these holders may influence the composition of the Board and future actions taken by the Board.

The holder of the Company’s Series C Preferred Stock is entitled to vote upon all matters upon which holders of the Company’s common stock have the right to vote and is entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series C Preferred Stock could be converted at the then applicable conversion rate.

The holder of the Series C Preferred Stock holds approximately 11% of the voting power of the Company on an as-converted basis. As a result, this holder may have the ability to influence future actions by the Company requiring shareholder approval.

The holder of the Series C Preferred Stock also has the right to nominate one member for election to the Company’s board of directors (the “Board”).  This nomination right expires upon the earlier to occur of the third anniversary of the initial issuance of the Series C Preferred Stock or the holder ceasing to directly or indirectly hold at least a majority of the shares of Series C Preferred Stock purchased or the common stock received upon the conversion of such shares and is exclusive to the initial holder and does not transfer with the Series C Preferred Stock.

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

The Company has registered, and has a duty to register, the resale of a large portion of our outstanding securities.  The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of our common stock.

In compliance with certain agreements to which the Company is a party, we have registered the resale of an aggregate of up to 44,490,032 shares of common stock that are either outstanding or issuable upon conversion of Preferred Stock or convertible notes.  The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline. Under the terms of the certain agreements to which the Company is subject, certain of the counterparties to such agreements can, in certain circumstances, require the Company to participate in an underwritten public offering of the registered securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While the Company cannot predict the size of future resales or distributions of our common stock, if there is a perception that such resales or distributions could occur, or if the holders of the Company’s securities registered for resale sell a large number of the registered securities, the market price for the Company’s common stock could be adversely affected.

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

The market price of the Company’s common stock has fluctuated substantially, experienced extreme volatility in the context of the DFC Announcement and may continue to fluctuate significantly. Future announcements or disclosures concerning the Company, our strategic initiatives, our sales and profitability, quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations, sales of large blocks of our common stock and developments concerning the investigations, lawsuits and claims relating to the DFC Announcement, among other factors, could cause the market price of our common stock to fluctuate substantially.

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

Research and development is headquartered at the Kodak Research Laboratories which is part of the Eastman Business Park in Rochester, New York, where Kodak conducts research and files patent applications with fundamental inventions.  Eastman Business Park is a more than 1,200-acre innovation and manufacturing hub, which features a comprehensive set of technology, transportation and utility infrastructure assets. The complex features an on-site rail and wastewater treatment facility and manufacturing, distribution, lab and office space. Kodak uses and leases out space at Eastman Business Park as part of its strategy of adaptive and effective reuse of infrastructure, services, buildings and land.

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

Kodak has excess capacity in some locations.  Kodak is pursuing the monetization of its excess capacity by selling or leasing the associated properties.

ITEM 3. LEGAL PROCEEDINGS

See Note 11, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding certain legal proceedings in which Kodak is involved.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT ITS EXECUTIVE OFFICERS

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

Name	Age	Positions Held
James V. Continenza	59	Executive Chairman and Chief Executive Officer
David E. Bullwinkle	47	Chief Financial Officer and Senior Vice President
Roger W. Byrd	56	General Counsel, Secretary and Senior Vice President
John O'Grady	58	Vice President
Terry R. Taber	67	Vice President
Randy D. Vandagriff	59	Vice President

The executive officers' biographies follow:

James V. Continenza

James V. Continenza leads the transformation of Kodak as Executive Chairman and Chief Executive Officer.  He was appointed by the Board as Executive Chairman in February 2019 and as Chief Executive Officer in July 2020.  Continenza joined the Board of Kodak in April 2013 and became Chairman of the Board in September 2013.

Continenza brings a proven track record of guiding leading technology companies through transformations. From September 2012 through June 2021 Continenza has served as the Chairman and Chief Executive Officer of Vivial Inc., a privately held marketing technology and communications company. He has also held leadership roles at STi Prepaid, LLC, a telecommunications company; Anchor Glass Container Corp., a leading manufacturer of glass containers; Teligent, Inc., a provider of communications services including voice, data, and internet access; Lucent Technologies Product Finance, a global leader in telecom equipment; and AT&T Inc.

In addition to his management experience, Continenza currently serves on the board of directors of Cenveo Corporation, an industry leader in transformative publishing solutions.  He has also served on the boards of directors of Datasite LLC (formerly known as Merrill Corporation), NII Holdings, Inc., Tembec, Inc. and Neff Corporation.  He also serves or has served on the boards of a number of private companies.

David E. Bullwinkle

Dave Bullwinkle is the Chief Financial Officer and Senior Vice President of Kodak. The Board of Directors elected Bullwinkle to this position effective July 2016. Effective November 6, 2018, Bullwinkle is President of the Eastman Business Park Division. Bullwinkle is responsible for advancing the growth strategy for Eastman Business Park and leading Kodak's worldwide finance, internal audit and purchasing teams.

Bullwinkle joined Kodak in 2004 and has worked in several financial management roles at Kodak including Worldwide BU Controller, Assistant Corporate Controller and External Reporting Manager. He served as the Director of Corporate Financial Planning and Analysis and Vice President, Finance at Kodak from November 2010 to June 2016, and Director of Investor Relations from August 2013 to June 2016.

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

Prior to joining Kodak, Byrd was a Partner at Nixon Peabody LLP.  During his 23-year career at Nixon Peabody, he represented a broad range of clients in connection with a variety of M&A, financing and other corporate transactions. Byrd also served as General Counsel at Choice One Communications, Inc., a competitive local exchange carrier from 2005 – 2006.

Byrd received a Bachelor of Science degree in Accounting from Bob Jones University and a J.D. from Duke University School of Law.

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

From January 2016 to December 2017, O'Grady was General Manager, Worldwide Sales, Print Systems Division, responsible for managing the sales, service and regional marketing for the Print Systems Division on a worldwide basis in addition to the go-tomarket back-office operations for Kodak. From January 2015 to December 2015, O'Grady was Managing Director of the Europe, United States and Canada, Australia and New Zealand (“EUCAN”) Region. From December 2010 to December 2014, he was Managing Director, U.S. & Canada Region. From December 2008 to December 2010, O'Grady was Regional Managing Director, Europe, Africa and Middle East Region (“EAMER”) and Chairman Eastman Kodak Sàrl, and from May 2007 to December 2008, he was Managing Director, EAMER, Consumer Businesses. O’Grady has served as a corporate vice president since March 2007, including as a senior vice president from August 2016 through February 2020.

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

Randy D. Vandagriff

Effective January 2020, Randy D. Vandagriff is Senior Vice President of Print, with senior responsibilities relating to the Digital Print segment.

From May 1, 2017 to January 2020 Vandagriff was President, Enterprise Inkjet Systems Division, responsible for delivering commercial inkjet technology, printers and solutions to the market. Vandagriff has spent his 39-year career innovating inkjet technology for the printing market. From January 2004 to August 2012, Vandagriff was Vice President, Research and Development for Kodak Versamark, responsible for leading a worldwide R&D organization responsible for developing four generations of inkjet technologies and delivering industry-leading performance, including Kodak Stream and Ultrastream inkjet technologies.  From January 2015 to May 2017, Vandagriff led the Kodak Creo Server business located in Tel Aviv, Israel.  He has served as a corporate vice president since May 2017.

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

There were 1,955 shareholders of record of common stock on December 31, 2021.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2021 or 2020.

Dividends for common shareholders may be restricted under Kodak’s Term Loan Credit Agreement, Amended ABL Credit Agreement, the Series B Preferred Stock Agreement and the Series C Preferred Stock Agreement.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the cumulative shareholder return of the Company's common stock with the performance of the Standard & Poor's (“S&P”) Small Cap 600 Information Technology Index, and the Russell 2000 Index (in which the Company is currently included), by measuring the annual changes in common stock prices over the last five years plus reinvested dividends.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2021

There were no issuer purchases of equity securities in the quarter ended December 31, 2021.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report on Form 10-K.  All references to Notes relate to Notes to the Financial Statements in Item 8.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-K includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections, and projected growth;
•	Kodak’s ability to achieve the financial and operational results contained in its business plans;
•	Kodak’s ability to comply with the covenants in its various credit facilities;
•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;
•

The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the COVID-19 pandemic;

•

The impact of the global economic environment or medical epidemics such as the COVID-19 pandemic; including the restrictions and other actions taken in response to the COVID-19 pandemic, and Kodak’s ability to effectively mitigate or recoup associated increased costs of materials, labor, shipping and operations;

•

The impact of the investigations, litigation and claims arising out of the circumstances surrounding the announcement on July 28, 2020, by the U.S. International Development Finance Corporation of the signing of a non-binding letter of interest to provide a subsidiary of Kodak with a potential loan to support the launch of an initiative for the manufacture of pharmaceutical ingredients for essential generic drugs;

•

The impacts of the war in Ukraine and the international response thereto on our business and operations, including the cost of and availability of aluminum and other raw materials and components, shipping costs, transit times and energy costs;

•	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;
•

Kodak’s ability to effectively anticipate technology and industry trends and develop and market new products, solutions and technologies, including products based on its technology and expertise that relate to industries in which it does not currently conduct material business;

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

•	The potential impact of force majeure events, cyber-attacks or other data security incidents that could disrupt or otherwise harm Kodak’s operations.

Future events and other factors may cause Kodak’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to Kodak or persons acting on its behalf apply only as of the date of this report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this document. Kodak undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

The following Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.  The discussion of the Company’s financial condition and results of operations for the year ended December 31, 2020 compared to the same period in 2019 is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020.

EXECUTIVE OVERVIEW

Kodak experienced a substantial recovery of customer demand and volumes in 2021 when compared to the prior year, which was largely impacted by the COVID-19 pandemic, resulting in revenue growth across all segments.  Consolidated revenues in the year ended December 31, 2021 were $1.150 billion, an improvement of $121 million (12%) from 2020.  Currency impacted revenue favorably in 2021 compared to 2020 ($16 million).

Traditional Printing’s revenues, which accounted for 57% of Kodak’s total revenues in 2021, improved by $67 million (11%) compared to 2020.  Volume for SONORA Process Free Plates improved by 31% compared to the prior year period.  Digital Printing revenues improved $8 million (3%) in 2021 with revenues for PROSPER annuities growing by 21% when compared to the prior year period.  Advanced Materials and Chemicals revenue improved $40 million (23%) from 2020 to 2021.

Impact of COVID-19 and Other Global Events:

The ongoing global impacts associated with the COVID-19 pandemic and other global events continue to impact Kodak’s operations.  Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs. Kodak has implemented numerous measures to mitigate these challenges, including increasing safety stock on certain sole-sourced materials, increasing lead-times, providing suppliers with longer forecasts of future demand and certifying additional sources or substitute materials where possible.  While Kodak has been able to meet current demand and has implemented numerous measures to mitigate these challenges, the full impact of the COVID-19 pandemic on Kodak’s operations and financial performance remains uncertain and will depend on the duration of the COVID-19 pandemic, including vaccination coverage, infection rates, as well as other factors such as the duration of supply chain disruptions and the ability to secure raw materials and components.

Kodak continues to work closely with government and health officials in the jurisdictions where it operates to protect employees worldwide, with particular measures in place for those working in plants and distribution facilities. The manufacturing facilities are operating at close to normal capacity.  None of Kodak’s manufacturing facilities were ordered to close by governmental authorities.

In response to the COVID-19 pandemic in 2020, Kodak reduced operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs, pay cuts (approximately $25 million in 2020) for its employees and direct government assistance around the world reimbursing certain salary and benefits of employees (approximately $8 million in 2020).  The furloughs and pay cuts were maintained throughout 2020 and largely ended in January 2021.  The direct government assistance largely ended at the end of 2020.

Many of the customers within the Traditional Printing and Digital Printing segments continued to operate during the COVID-19 pandemic but at decreased volumes.  Manufacturing volumes were reduced, primarily in 2020, in response to the decline in customer demand, but saw some recovery of volumes starting in the later part of 2020 and continued improvement in customer demand during 2021.  However, certain markets in the printing industry are expected to take longer to recover to pre-pandemic levels which makes the duration and extent of demand declines uncertain.

Kodak is monitoring the rapidly evolving events surrounding the war in Ukraine.  As the worldwide supply of aluminum and electronic components is expected to decrease as suppliers divert from Russian sources, this may further constrain Kodak’s ability to secure these materials directly from the Company’s suppliers and Kodak may face increased costs and manufacturing and shipping delays.  Kodak is anticipating increased costs for energy and transportation as a result of the conflict.  While the operations of Kodak’s Russian subsidiary are not material to the Company’s financial statements (less than 1% of total consolidated revenues for 2021), the military conflict in Ukraine and the international response has disrupted Kodak’s ability to operate the Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product.  The extent to which the military conflict in Ukraine will impact the global economy and Kodak’s business and operations remains uncertain.

Both the Traditional Printing and Digital Printing segments have been impacted by supply chain disruptions, travel restrictions, higher raw material costs and increased labor costs.  To mitigate the impact of higher aluminum, energy and packaging costs, Traditional Printing segment implemented surcharges on purchases of plates largely beginning in the latter part of the second quarter of 2021 that continue to be periodically reviewed and adjusted accordingly.  Both segments have implemented numerous measures to mitigate the supply chain disruptions while meeting current demand, but Kodak expects the ability to continue to secure raw materials and components, and the ability to offset higher raw material costs through surcharges for the Traditional Printing segment, will remain a challenge throughout 2022.

Advanced Materials and Chemicals segment experienced adverse impacts from the COVID-19 pandemic in 2020, most notably in Motion Picture, where the industry was heavily impacted and productions in affected regions were suspended.  Each of the segment’s product lines was impacted by lowered demand and travel restrictions.  The segment saw a recovery of customer demand starting in the later part of 2020 for Motion Picture film and other Advanced Materials and Chemicals product lines, which continued in 2021 with volume improvements compared with the prior year period.  Advanced Materials and Chemicals has experienced supply chain disruptions and shortages associated with raw materials as well as labor shortages in certain manufacturing areas. The segment has implemented numerous measures to mitigate these challenges while meeting current demand, however, the duration and extent of supply chain disruptions and labor shortages remain unclear.

Business Overview and Strategy:

Segments within the print industry and the film industry face competition from digital substitution.  Kodak’s strategy is to:

•

Focus product investment in core competency areas of print, advanced materials and chemicals, leveraging Kodak’s proprietary technologies to deliver technologically advanced products in the product goods packaging, graphic communications and functional printing markets;

•	Grow revenues through a focus on customers across Kodak’s print divisions, increasing overall share and profitability;
•	Promote the use of film and expand the applications of Kodak’s film and chemicals to best utilize the existing infrastructure; and
•	Continue to streamline processes to drive cost reductions and improve operating leverage.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process is intended to save time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  The segment is experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs, including aluminum prices, through a combination of surcharges and price increases, improved production efficiency and cost reduction initiatives. In addition, Kodak seeks to offset the impact of long-term market dynamics on pricing and volume pressures through innovations in Kodak product lines.

•

In Digital Printing, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue. The Prosper Inkjet Systems business is expected to continue to build profitability, excluding the negative impacts during the COVID-19 pandemic.  Investment in the next generation technology, Ultrastream, is focused on the ability to place Ultrastream writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging.  The Electrophotographic Printing Solutions business expects to introduce a new printer in 2022, ASCEND, aimed at the retail, point of purchase and packaging markets.

•

Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park (“EBP”), which helps cost absorption for both Kodak operations and tenants at Eastman Business Park.

•

Kodak plans to capitalize on its intellectual property through new business or licensing opportunities, focusing on opportunities in smart material applications and printed electronics markets and also pursuing certain opportunities in 3D printing materials.

Advanced Materials and Chemicals Growth Initiatives Opportunities:

Based on Kodak’s deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing, Kodak is working on new initiatives within the Advanced Materials and Chemicals segment.

Electric Vehicle (“EV”)/Energy Storage Battery Material Manufacturing

Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area.

•	Current activity:

o

Over the past several years, Kodak has been using its pilot coating facility to work with battery developers to coat their materials on substrates for EV/energy storage batteries and fuel cells. Based on potential commercial opportunities, Kodak is assessing full-scale production feasibility.

o

More recently, Kodak has been working with a battery manufacturer to repurpose a full-scale production coating machine to manufacture coated substrates for cathode and anode assembly in the EV/energy storage battery market. Kodak has begun providing coated material to this manufacturer from initial production and is in the process of increasing production levels.  The maximum capacity of the repurposed coating machine in its current configuration is up to 80 million square meters per year.

•	Additional opportunities:

o

Kodak will continue to explore opportunities to apply its extensive coating expertise to produce U.S.-manufactured components for battery assembly through potential investments in and strategic relationships with battery companies and the potential acquisition or licensing of battery technology. However, material expansion of Kodak’s battery-related business would require material capital improvements to install additional full-scale production coating machines.

Light-Blocking Technology

Kodak plans to leverage a proprietary technology initially developed for electrophotographic toners to commercialize a carbon-less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics.

•	Current activity:

o

Kodak has successfully developed and tested a product branded KODALUX for blinds and drapery coating applications. There has been significant interest in the KODALUX product from major hospitality businesses.

o

Kodak is completing the installation and commissioning of its proprietary fabric coating plant in Eastman Business Park, located in Rochester, NY.  Kodak expects the coating facility to come online and start supplying product in the second half of 2022.

Transparent Antennas

Kodak plans to leverage its proprietary copper micro-wire technologies and high-resolution printing expertise to contract-manufacture custom transparent antennas for automotive, commercial construction, and other applications requiring excellent radio frequency (“RF”) and optical performance. The integration of antennas is growing worldwide due to the rapid expansion of 5G and an overall increase in RF communications, and the ubiquity of glass surfaces makes transparent antennas attractive for multiple end-use markets.

•	Current activity:

o	Kodak is working with multiple customers in several market segments at different stages of the commercialization process for antenna products.

o	Kodak is making a modest investment in manufacturing infrastructure in 2022 to meet the needs of RF antenna customers.

Reagent Manufacturing

Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceuticals, to implement an expansion into manufacturing Diagnostic Test Reagent solutions.

•	Current activity

o

Kodak is in the early stages of developing a test reagent manufacturing facility for producing reagents used in laboratory tests.  Renovation to convert an existing clean room to a Current Good Manufacturing Practices (“cGMP”) facility is underway.

o

Kodak’s initial objective is to enter the domestic Balanced Buffer market due to the domestic supply chain crisis and regulatory requirements.  Once the Kodak cGMP facility is operational, it will provide a pathway for Kodak to manufacture limited volumes of a variety of regulated chemicals and materials for pharmaceutical/healthcare applications.

RESULTS OF OPERATIONS

	Year Ended December 31,	% of	Year Ended December 31,	% of	$ Change vs.
	2021	Sales	2020	Sales	2020
Revenues	$1,150		$1,029		$121
Cost of revenues	986		894		92
Gross profit	164	14%	135	13%	29
Selling, general and administrative expenses	177	15%	172	17%	5
Research and development costs	33	3%	34	3%	(1)
Restructuring costs and other	6	1%	17	2%	(11)
Other operating income, net	(6)	-1%	(14)	-1%	8
Loss from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	(46)	(4%)	(74)	(7%)	28
Interest expense	33	3%	12	1%	21
Pension income excluding service cost component	(102)	(9%)	(98)	(10%)	(4)
Loss on early extinguishment of debt	—	—	2	0%	(2)
Other (income) charges, net	(5)	(0%)	386	38%	(391)
Earnings (loss) from continuing operations before income taxes	28	2%	(376)	(37%)	404
Provision for income taxes	4	0%	168	16%	(164)
Earnings (loss) from continuing operations	24	2%	(544)	(53%)	568
Earnings from discontinued operations, net of income taxes	—	—	3	0%	(3)
NET EARNINGS (LOSS)	$24	2%	$(541)	(53%)	$565

Revenues

For the year ended December 31, 2021, revenues improved approximately $121 million compared with the same period in 2020.  Volume increases within Traditional Printing ($49 million), Advanced Materials and Chemicals ($29 million), Digital Printing ($5 million), Brand ($2 million) and Other ($4 million), improved pricing in Advanced Materials and Chemicals ($9 million) and Traditional Printing ($7 million), and favorable foreign currency ($16 million) drove the revenue improvement. See segment discussions for additional details.

Gross Profit

Gross profit for 2021 improved approximately $29 million compared with the same period in 2020, primarily due to increased volume in Advanced Materials and Chemicals and Brand ($10 million and $2 million, respectively), favorable pricing in Traditional Printing and Advanced Materials and Chemicals ($9 million and $8 million, respectively), improved manufacturing costs ($11 million) driven by more favorable cost absorption from improved volume, a decrease in employee benefit reserves ($5 million) and lower depreciation and amortization expenses ($7 million), partially offset by higher aluminum costs ($20 million), volume declines in Digital Printing ($4 million) and unfavorable foreign currency ($2 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A for 2021 increased $5 million driven by higher consulting and other costs in 2021 ($10 million) primarily associated with the internal and external investigations and related litigation that started in the third quarter of 2020 and higher administrative expenses ($6 million) primarily due to savings from temporary furloughs and pay cuts in 2020 ($7 million) that largely ended in January 2021.  Offsetting these impacts were lower stock compensation expense recognized in the current year period ($8 million) and a decrease in employee benefit reserves ($2 million).  Temporary government assistance programs in 2020 provided a savings of approximately $3 million which did not reoccur in 2021.

Research and Development Costs

Consolidated R&D expenses decreased $1 million in 2021.

Restructuring Costs and Other

These costs, as well as restructuring costs reported in Cost of revenues, are discussed under the "Restructuring Costs and Other" section in this MD&A and Note 18, “Restructuring Costs and Other”.

Interest Expense

The increase in interest expense in 2021 of $21 million primarily reflects the impact of the financing transactions entered into during the first quarter of 2021.  Refer to Note 8, “Debt and Finance Leases” for further information.

Other Operating (Income) Expense, Net

For details, refer to Note 15, “Other Operating (Income) Expense, Net.”

Other (Income) Charges, Net

The change in Other (income) charges, net in 2020 was primarily driven by the change in the fair value of the embedded conversion features derivative liability associated with the Convertible Notes issued in 2019 (the “2019 Convertible Notes”) at the time of their conversion due to the volatility of the Company’s stock in the third quarter of 2020.  Refer to Note 13, “Financial Instruments” and Note 16, “Other (Income) Charges, Net”.

Pension Income

For details, refer to Note 19, “Retirement Plans.”

Provision for Income Taxes

The change in Provision for income taxes for the year ended December 31, 2020 was driven by the $167 million provision associated with the establishment of a valuation allowance on deferred tax assets outside the U.S. in 2020.  Refer to Note 17, “Income Taxes”.

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2021	2020
(in millions)
Traditional Printing	$659	$592
Digital Printing	249	241
Advanced Materials and Chemicals	212	172
Brand	15	13
Total of reportable segments	1,135	1,018
Other	15	11
Consolidated total	$1,150	$1,029

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the table below, Operational EBITDA represents the earnings (loss) from continuing operations before income taxes excluding non-service cost components of pension and other postemployment benefits income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense; loss on early extinguishment of debt and other income (charges), net.

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

Segment Operational EBITDA and Consolidated Income (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2021	2020
Traditional Printing	$9	$21
Digital Printing	(5)	(10)
Advanced Materials and Chemicals	(6)	(23)
Brand	13	11
Other	2	1
Depreciation and amortization	(31)	(37)
Restructuring costs and other	(6)	(17)
Stock-based compensation	(7)	(15)
Consulting and other costs (1)	(19)	(9)
Idle costs (2)	(2)	(3)
Other operating income, net, excluding income from transition services agreement (3)	6	7
Interest expense (4)	(33)	(12)
Pension income excluding service cost component (4)	102	98
Loss on early extinguishment of debt (4)	—	(2)
Other income (charges), net (4)	5	(386)
Consolidated earnings (loss) from continuing operations before income taxes	$28	$(376)

(1)	Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives, investigations and litigation.

(2)

Consists of costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$6 million of income from the transition services agreement with the purchaser of Kodak’s Flexographic Packaging Business (“FPD”) was recognized in the year ended December 31, 2020.  No income was recognized in the year ended December 31, 2021.  The income was reported in Other operating (income) expense, net in the Consolidated Statement of Operations.  Other operating (income) expense, net is typically excluded from the segment measure.  However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Kodak decreased workers’ compensation reserves by approximately $4 million in 2021 driven by changes in discount rates.  Kodak increased employee benefit reserves by approximately $4 million in 2020 reflecting an increase in workers’ compensation reserves ($7 million) partially offset by a decrease in postemployment benefit reserves ($3 million). The decrease in reserves in 2021 impacted gross profit by approximately $3 million and SG&A by approximately $1 million.  The increase in reserves in 2020 impacted gross profit and SG&A each by approximately $2 million.

TRADITIONAL PRINTING SEGMENT

Revenues

	Year Ended December 31,
	2021	2020	$ Change
Revenues	$659	$592	$67

Operational EBITDA	9	21	(12)
Operational EBITDA as a % of revenues	1%	4%

Revenues

The increase in Traditional Printing revenues of approximately $67 million primarily reflected improved volume in Prepress Solutions consumables and equipment ($49 million and $3 million, respectively) as the prior year period was impacted by the COVID-19 pandemic, improved pricing in Prepress Solutions consumables ($9 million) and favorable foreign currency ($11 million).  The favorable impacts were partially offset by volume declines in Prepress Solutions service ($3 million) and unfavorable product mix in Prepress Solutions equipment ($2 million).

Operational EBITDA

Traditional Printing Operational EBITDA declined approximately $12 million primarily due to higher aluminum costs ($20 million), higher administrative expenses ($8 million) primarily due to savings from temporary furloughs and pay cuts in the prior year period, lower margins on Prepress Solutions equipment ($1 million) and unfavorable foreign currency ($4 million). The unfavorable impacts were partially offset by improved manufacturing costs ($9 million) primarily due to more favorable cost absorption, volume and pricing improvements ($3 million and $9 million, respectively) in Prepress Solutions consumables and a reduction in employee benefit reserves ($2 million).

DIGITAL PRINTING SEGMENT

	Year Ended December 31,
	2021	2020	$ Change
Revenues	$249	$241	$8

Operational EBITDA	(5)	(10)	5
Operational EBITDA as a % of revenues	-2%	-4%

Revenues

The increase in Digital Printing revenues of approximately $8 million primarily reflected volume improvements and improved pricing ($8 million and $3 million, respectively) in Prosper consumables and service, improved volume in Electrophotographic Printing Solutions equipment ($7 million) and favorable foreign currency ($4 million).  The improvements, which were largely due to the impact of COVID-19 pandemic in the prior year period, were partially offset by volume declines and less favorable pricing in Prosper components ($4 million and $2 million, respectively), volume declines in Versamark consumables and service ($4 million) and less favorable pricing in Electrophotographic Printing Solutions ($4 million).

Operational EBITDA

The improvement in Digital Printing Operational EBITDA of $5 million was driven by lower manufacturing costs ($3 million), improved volume and product mix in Prosper consumables and service (each $3 million), improved volume in Prosper equipment ($2 million), improved pricing in Software ($2 million), reduction in employee benefit reserves ($3 million) and favorable foreign currency ($2 million).  The favorable impacts were partially offset by volume declines and unfavorable pricing in Prosper components (each $2 million), lower volume in Software and Versamark service and consumables ($2 million and $1 million), as well as lower margins on Electrophotographic Printing Solutions equipment as well as unfavorable pricing (each $2 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Year Ended December 31,
	2021	2020	$ Change
Revenues	$212	$172	$40

Operational EBITDA	(6)	(23)	17
Operational EBITDA as a % of revenues	-3%	-13%

Revenues

The improvement in Advanced Materials and Chemicals revenues of approximately $40 million is the result of volume improvements and higher pricing in Industrial Film and Chemicals ($26 million and $8 million, respectively) as well as volume improvements in Motion Picture ($12 million) due to the impact of COVID-19 pandemic in the prior year period as well as favorable foreign currency ($1 million).  Partially offsetting these favorable impacts were volume declines in Consumer Inkjet Solutions ($1 million) as the final build of inventory was sold in the first half of 2020. Additionally, the prior year period included revenues from KSB ($8 million), a business which was sold in December 2020.

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved approximately $17 million reflecting favorable volume and higher prices in Industrial Film and Chemicals ($7 million and $8 million, respectively), volume improvements in Motion Picture ($5 million), and a reduction in employee benefit reserves ($3 million).  Partially offsetting these favorable impacts was higher administrative expenses ($2 million) primarily due to temporary furloughs and pay cuts in the prior year period and higher manufacturing costs ($3 million).

BRAND SEGMENT

	Year Ended December 31,
	2021	2020	$ Change
Revenues	$15	$13	$2

Operational EBITDA	13	11	2
Operational EBITDA as a % of revenues	87%	85%

Brand revenues and Operational EBITDA improved approximately $2 million reflecting higher volumes in 2021.

RESTRUCTURING COSTS AND OTHER

2021

Restructuring actions taken in 2021 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

As a result of these actions, for the year ended December 31, 2021 Kodak recorded $6 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $10 million for the year ended December 31, 2021.

The restructuring actions implemented in 2021 are expected to generate future annual cash savings of approximately $12 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $6 million each.  Kodak expects the majority of the annual savings to be in effect by the end of the second quarter of 2022 as actions are completed.  See Note 18, “Restructuring Costs and Other” in the Notes to Financial Statements for additional information on Kodak’s restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the year with a cash balance of $362 million, an increase of $166 million from December 31, 2020.  The financing transactions entered into during the first quarter of 2021 provided additional liquidity to the Company to fund on-going operations and obligations, invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and implementing ways to reduce cash collateral needs.  Kodak believes the expected cash provided from operating activities, together with the current levels of cash and cash equivalents, available borrowing capacity under the Amended ABL Credit Agreement, available borrowing resources under the Term Loan Credit Agreement and additional liquidity measures will be sufficient to meet the Company’s short-term and long-term cash requirements, as further described below.

Current Overview:

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Global economic conditions remain highly volatile due to impacts of the on-going COVID-19 pandemic and other global events.  The conversion of accounts receivable to cash improved during 2021 but collection risk remains high.  Kodak businesses are experiencing supply chain disruptions, shortages in materials and labor, and increased labor, commodity and distribution costs.  Kodak has implemented numerous measures to mitigate the economic impacts of the COVID-19 pandemic and other global events, including reducing operating costs, largely beginning in the second quarter of 2020, through the use of temporary furloughs and pay reductions, adjusting manufacturing volumes to meet changing expectations around production requirements and implementing surcharges on purchases of plates.  The furloughs and pay-cuts largely ended in January 2021.  While manufacturing volumes have improved, the economic uncertainty surrounding the COVID-19 pandemic and other global events represents a continuing element of complexity in Kodak’s plans to return to sustainable positive cash flow.  The Company cannot predict the duration and scope of the COVID-19 pandemic, the severity of the virus, the emergence and spread of new variants of the virus, as well as other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of raw materials, or how quickly and to what extent normal economic and operating conditions can resume.

Cash Flow:

Cash, cash equivalents and restricted cash balances were as follows:

	As of December 31,
(in millions)	2021	2020
Cash, cash equivalents and restricted cash	$423	$256

Cash Flow Activity

	Year Ended December 31,
(in millions)	2021	2020	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(47)	$(35)	$(12)
Cash flows from investing activities:
Net cash used in investing activities	(20)	(13)	(7)
Cash flows from financing activities:
Net cash provided by financing activities	238	10	228
Effect of exchange rate changes on cash and restricted cash	(4)	4	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$167	$(34)	$201

Operating Activities

Net cash used in operating activities increased $12 million for the year ended December 31, 2021 as compared with the prior year primarily due to lower reductions of accounts receivable, increased investment in inventory in 2021 and lower cash earnings partially offset by decreases in cash used for accounts payable.

Investing Activities

Net cash used in investing activities increased $7 million for the year ended December 31, 2021 as compared to the prior year due to increased capital investment in 2021 as well as higher proceeds received in 2020 from sales of assets and a return on an equity investment.

Financing Activities

Net cash provided by financing activities improved $228 million in the year ended December 31, 2021 as compared to the prior year driven by net proceeds of $247 million received from the current year refinancing transactions and lower preferred stock cash dividend payments ($15 million) partially offset by proceeds received from stock option exercises ($33 million) in the prior year period.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended ABL Credit Agreement.  The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At December 31, 2021 and 2020, approximately $250 million and $99 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $112 million and $97 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of December 31, 2021 and 2020 outstanding intercompany loans to the U.S. were $418 million and $449 million, respectively, which includes short-term intercompany loans from Kodak’s international finance center of $119 million and $150 million. In China, where approximately $42 million and $34 million, respectively, of cash and cash equivalents were held as of December 31, 2021 and 2020, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  On May 12, 2020, a Chinese subsidiary of Kodak transferred approximately $70 million to a U.S. subsidiary of Kodak in an inter-company transaction.

Amended and Restated ABL Credit Agreement

On February 26, 2021, the Company entered into an amendment to the ABL Credit Agreement (as amended in 2021, the “Amended ABL Credit Agreement”).  The Amended ABL Credit Agreement amended the ABL Credit Agreement to, among other things, (i) extend the maturity date to February 26, 2024 or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) decrease the aggregate amount of commitments from $110 million to $90 million.

Commitments under the Amended ABL Credit Agreement continue to be able to be used in the form of revolving loans or letters of credit.  The Company had issued approximately $46 million letters of credit under the Amended ABL Credit Agreement as of December 31, 2021 and $90 million letters of credit under the ABL Credit Agreement as of December 31, 2020.

Letter of Credit Facility Agreement

On February 26, 2021, the Company entered into a Letter of Credit Facility Agreement (the “L/C Facility Agreement”, and together with the Term Loan Credit Agreement and the Amended ABL Credit Agreement the “Credit Agreements”). Pursuant to the L/C Facility Agreement, the L/C Lenders committed to issue letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, provided the Company posts cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

The term of the L/C Facility Agreement is three years, subject to the same automatic springing maturity as the Amended ABL Credit Agreement.  The Company had issued approximately $44 million letters of credit under the L/C Facility Agreement as of December 31, 2021. The balance on deposit in the L/C Cash Collateral account as of December 31, 2021 is approximately $45 million, of which $14 million was deposited into the L/C Cash Collateral account from proceeds of the financing transactions described herein and the remainder of which was cash collateral previously used to secure letters of credit under the ABL Credit Agreement.

Under both the Amended ABL Credit Agreement and the L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested at the end of each quarter.  Minimum Liquidity was $250 million at December 31, 2021.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under the ABL Credit Agreement, the Amended ABL Credit Agreement and the L/C Facility Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million and $13.75 million at December 31, 2021 and 2020, respectively), which is tested at the end of each month.  Excess Availability was $27 million and $20 million as of December 31, 2021 and 2020, respectively.  If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2021 and 2020, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

The Amended ABL Credit Agreement removed Eligible Cash from the Borrowing Base.  Therefore, amounts funded into the Eligible Cash account will no longer increase Excess Availability for purposes of compliance reporting.  As of December 31, 2020, to maintain Excess Availability of greater than 12.5% of lender commitments, Kodak funded $35 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which was classified as Restricted Cash in the Consolidated Statement of Financial Position.

Kodak intends to continue to maintain Excess Availability above the minimum threshold.  The borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  As noted above, since Excess Availability was greater than 12.5% of lender commitments Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of December 31, 2021 Fixed Charges (as defined in the ABL Credit Agreement) exceeded EBITDA by approximately $32 million, therefore the Fixed Charges Coverage Ratio was less than 1.0 to 1.0.

Excess Cash Flow

On an annual basis, the Company will prepay, within 10 business days following the filing of annual Form 10-K, outstanding Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $85 million.  For the year ended December 31, 2021 ECF was a negative amount, therefore no prepayment is required in 2022.

Available Borrowing Resources

The Term Loan Credit Agreement includes a commitment to provide delayed draw term loans in an aggregate principal amount of $50 million on or before February 26, 2023.  As of December 31, 2021, the Company has not drawn down any of the delayed draw term loans.

Other Collateral Requirements

The New York State Workers’ Compensation Board (“NYSWCB”) requires security deposits related to self-insured workers’ compensation obligations.  The security deposit required by NYSWCB is based on actuarial calculations of the Company’s obligations and company specific factors such as its declining workforce and reducing exposure.  The NYSWCB calculation also includes a financial contingency based on the employer’s credit rating and a calculation of unallocated loss adjustment expenses.  In 2020 the NYSWCB waived both of these charges to provide employers relief while they managed the economic impacts of the COVID-19 pandemic.  In 2021 the NYSWCB waived the financial contingency based on the Company’s credit rating. The waived security deposit was $17 million in 2020 and increased to $39 million in 2021.  After excluding the waived amount for 2021, the increase to the security deposit required by NYSWCB is $19 million.  The Company has agreed to post additional collateral of approximately $4 million over a five-year period, starting in 2021, to satisfy the security deposit obligation. The collateral obligation can be satisfied by issuing letters of credit or through other means.  The additional collateral requirement for 2021 was funded in November 2021 by issuing letters of credit. The security deposit required by NYSWCB will be re-calculated annually.  Therefore, the amount of additional collateral required may change each year.

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

Other Sources/Uses of Cash Related to Financing Transactions and Stock Options

The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum.  All dividends have been declared and paid when due.  Due to exercises of stock options primarily by ex-employees, the Company received approximately $33 million, net of tax payments, in 2020.

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $16 million relating to its non-U.S. defined benefit pension and postretirement benefit plans in 2021.  For 2022, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its Non-U.S. defined benefit pension and postretirement plans are approximately $16 million.  Kodak does not expect to make any cash contributions for its U.S. pension plans in 2022.

Capital Expenditures

Cash flows from investing activities included $21 million for capital expenditures for the year ended December 31, 2021.  Kodak expects approximately $45 million to $60 million of cash flows for investing activities from capital expenditures for the year ending December 31, 2022.  The expected increase in capital expenditures in 2022 is driven by investments in growth initiatives and back-office automation.

U.S. International Development Finance Corporation Non-Binding Letter of Interest

On July 28, 2020, the U.S. International Development Finance Corporation signed a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs.  The DFC Loan would be for facility upgrades and construction, provide working capital, and finance other necessary direct expenditures supporting the launch of Kodak Pharmaceuticals.  The signing of the letter of interest indicated Kodak’s successful completion of the DFC’s initial screening, which would be followed by standard due diligence conducted by the DFC before financing would be formally committed.  The application process for the DFC Loan was put on hold when investigations were commenced with respect to the circumstances surrounding the DFC Announcement.  While the letter of interest with the DFC has never been formally terminated and the Company has not received any communication from the DFC rejecting its application, given the time that has elapsed and the changes in administration at the federal government and the DFC the Company is operating on the basis that the DFC Loan as envisioned at the time of the DFC Announcement will not proceed.

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

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2021
(in millions)	Total	2022	2023	2024	2025	2026	2027+
Long-term debt (1)	$322	$1	$2	$1	$1	$308	$9
Interest payments on debt (2)	109	26	26	24	24	5	4
Operating lease obligations	86	18	20	11	7	6	24
Purchase obligations (3)	49	23	16	7	3	—	—
Convertible preferred stock cash dividends (7)	17	4	4	4	4	1	—
Total (4) (5) (6)	$583	$72	$68	$47	$39	$320	$37

(1)

Primarily represents the maturity values of Kodak's long-term debt obligations as of December 31, 2021.  The loans made under the Term Credit Agreement become due on February 26, 2026.  The 2021 Convertible Notes become due on May 28, 2026.  The loans made under the Term Credit Agreement receive 4% paid-in-kind interest at maturity.  The 2021 Convertible Notes receive 5% paid-in-kind interest at maturity.  The paid-in-kind interest for both the Term Credit Agreement and the 2021 Convertible Notes is included in the principal amount due.  The contractual obligations do not reflect any contingent mandatory annual principal prepayments that may be required to be made upon achieving certain excess cash flow targets, as defined in the Term Credit Agreement.   Refer to Note 8, "Debt and Finance Leases" in the Notes to Financial Statements.

(2)	Includes cash interest payments on the Term Credit Agreement, the RED-Rochester LLC debt and commitment fees for the Amended ABL Credit Agreement and the L/C Facility Agreement.

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

(5)

For 2022, the Company is forecasting $16 million in contributions and net benefit payments for its Non-U.S. major defined benefit retirement plans and other postretirement benefit plans.  Expected contributions are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes.

(6)

Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 7, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

(7)

On February 26, 2021, the Company issued 1,000,000 shares of 4% Series B Convertible Preferred Stock, no par value per share (the “Series B Preferred Stock”) and 1,000,000 shares of 5% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”).  The Series B and Series C Preferred Stock have a liquidation preference of $100 per share.  The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum.  The holder of Series C Preferred Stock is entitled to cumulative dividends payable quarterly in additional shares of Series C Preferred Stock.  If holders of the Series B and Series C Preferred stock convert their shares into common stock, dividends will decrease.

The Company is required to redeem all shares not converted prior to the fifth anniversary of the initial issuance at $100 per share plus the amount of any accrued and unpaid dividends.  Due to uncertainty regarding the number of shares that will be redeemed, the redemption amount has not been included in the above table. Refer to Note 9, "Redeemable, Convertible Preferred Stock" in the Notes to Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Significant accounting policies used in the preparation of the Consolidated Financial Statements are more fully described in Note 1, “Basis of Presentation and Significant Accounting Policies”.  The accounting policies most critical to the preparation of the consolidated financial statements and require the most difficult, subjective or complex judgments are described below.

Revenue Recognition

Kodak's revenue transactions include sales of products, software, services, integrated solutions, intellectual property licensing and real estate management activities.  Complex multiple element arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the allocation of transaction price to the various performance obligations and determination of the stand-alone selling price of each performance obligation.  When the stand-alone selling price is not directly observable, it is estimated based on management judgment considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs.

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

At the time revenue is recognized, Kodak also records reductions to revenue for customer incentive programs such as volume rebates and promotional allowances.  For those incentives that require estimation, such as for volume rebates, Kodak uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals are recorded.  Future market conditions and product transitions may require Kodak to increase customer incentive offers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its’ carrying amount.  As of December 31, 2021, goodwill is only recorded in the Brand and Software reporting units.

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

Kodak performed a quantitative test of impairment for all reporting units for its annual goodwill impairment test as of December 31, 2021.  Kodak utilized the discounted cash flow method and guideline public company method to estimate the fair value of reporting units with goodwill.

For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.  Fair values for the reporting units without goodwill were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period January 1, 2022 to December 31, 2026 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 14% to 31% were utilized in the valuation based on Kodak’s best estimates of the after-tax WACC of each reporting unit.

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

Based upon the results of Kodak’s December 31, 2021 analysis, Kodak concluded that the fair value of the reporting units substantially exceeded their carrying values, therefore no impairment of goodwill was indicated.  Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Kodak performed its annual test of impairment for the Kodak trade name as of December 31, 2021.  The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues for the period January 1, 2022 to December 31, 2026, including a terminal year with growth rates ranging from -0.5% to 2.5%; (b) an after-tax royalty rate of 0.4% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 17% to 31%, which were based on the after-tax WACC.

Based on the results of Kodak’s December 31, 2021 assessment, the fair value of the Kodak trade name exceeded its carrying value. Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount rates or royalty rates.  A one percent increase in the discount rate and a 10% miss in expected revenues would impact the fair value of the Kodak trade name by $3 million, which would not result in an impairment.

Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  When evaluating long-lived assets for impairment, the carrying value of an asset group is compared to its estimated undiscounted future cash flows.  An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group.  The impairment is the excess of the carrying value over the fair value of the long-lived asset group.  Kodak updated its estimate of undiscounted cash flows for each asset group as of December 31, 2021.  Based on the results of the impairment tests, no impairments were recorded.

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

Convertible Notes Embedded Conversion Features

The 2021 Convertible Notes are considered more akin to debt-type instruments. The economic characteristics and risks of the embedded conversion features in the 2021 Convertible Notes were not considered clearly and closely related to the 2021 Convertible Notes.  Accordingly, these embedded features were bifurcated from the 2021 Convertible Notes and separately accounted for at fair value as a single derivative, which reduced the carrying value of the 2021 Convertible Notes.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations.

The fair value of the embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements).  The binomial model is used to estimate the fair value of the embedded derivative which requires the input of highly subjective assumptions, including the expected volatility of Kodak’s common stock.  If factors change and different assumptions are used, the fair value of the embedded derivative liability could be materially different in the future.  Refer to Note 13, “Financial Instruments” for additional information regarding the key inputs in the determination of fair value for the embedded conversion features.

The table below summarizes the expected stock price volatility and the closing stock price used as of December 31, 2021 and at inception for the 2021 Convertible Notes:

2021 Convertible Notes
Value of embedded derivative liability at December 31, 2021 (in millions)	$4
Value of embedded derivative liability at inception (in millions)	$12

Expected stock price volatility as of December 31, 2021	36%
Expected stock price volatility at inception	70%

Closing stock price as of December 31, 2021	$4.68
Closing stock price at inception	$8.62

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.

Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2021, Kodak has net deferred tax assets before valuation allowances of approximately $905 million and a valuation allowance related to those net deferred tax assets of approximately $934 million, resulting in net deferred tax liabilities of approximately $29 million.

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

A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S.  As of December 31, 2021, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $1,389 million and unused foreign tax credits of $358 million.  Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Kodak has deferred tax liabilities of $20 million and $22 million for potential taxes on undistributed earnings, including foreign withholding taxes, as of December 31, 2021 and 2020, respectively.

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

Pension and Other Postretirement Benefits

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are estimated using several key assumptions.  The assumptions that have the most significant effect on the Company’s consolidated financial position and results of operations are the expected long-term rate of return on plan assets (“EROA”) and discount rates.  Actual results that differ from Kodak’s assumptions are recorded as unrecognized gains and losses as a component of accumulated other comprehensive

Income (loss) in shareholders’ equity and are amortized to earnings over the estimated future service period of the active participants in the plan or, if the plan is almost entirely inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the calculated value of plan assets.  Significant differences in actual experience or significant changes in future assumptions would affect Kodak’s pension and other postretirement benefit costs and obligations.

Return on Plan Assets

EROA is a long-term assumption, which Kodak reviews annually.  Kodak utilizes asset and liability modeling studies to adjust asset exposures to conform to its investment strategy, and to review its liability hedging program.  These studies generate forward-looking estimates of correlation, risk and return which are used in the development of the EROA. The EROA is estimated utilizing a forward-looking building block model which factors in the expected risk of each asset category, return, and correlation over a five to seven-year horizon, and weights the exposures by the strategic asset allocation.

Historical inputs are utilized in the forecasting model, including historical asset returns with adjustments based on the forward-looking view.  Kodak aggregates investments into major asset categories based on the underlying benchmark of the strategy.  Each allocation to these major asset categories is determined to accomplish unique objectives, including enhancing portfolio return, providing portfolio diversification, or hedging plan liabilities, in accordance with the overall investment strategy.

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense.  Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets.

At December 31, 2021, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.1 billion and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.7 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak’s major U.S. defined benefit pension plan accounts for substantially all of Kodak’s net pension income and represents approximately 87% of the total fair value of major plan assets as of December 31, 2021.  The following table presents actual and expected return on plan assets, as well as the corresponding percentages for Kodak’s major U.S. defined benefit pension plan:

	Year Ended December 31,
	2021	2020	2019
(in millions)
Actual return on plan assets	$716	$495	$514
Expected return on plan assets	167	196	214

Actual rate of return on plan assets	17.7%	14.9%	16.1%
Expected rate of return on plan assets	5.2%	6.0%	6.5%

The actual rate of return on Kodak’s major U.S. defined benefit pension plan for 2021 was 17.7%, higher than the expected rate of return of 5.2%, driven by higher returns for the U.S. Plan’s private equity and hedge fund portfolio. For 2020 and 2019, the actual rates of return exceeded the expected rates of return driven by strong stock and bond market performance as well as realized gains recorded from derivative investments held by the U.S. Plan.  The expected average rate of return on plan assets is a long-term, forward-looking assumption and will likely differ from the actual return in any specific year.

Gains or losses from direct investments in derivative instruments by Kodak’s major U.S defined benefit pension plan can be volatile from year to year and could materially affect the fair value of plan assets.  The total net realized (losses) gains from these derivative investments that were included in the actual return on plan assets balance in the table above for the years ending December 31, 2021, 2020 and 2019 was approximately ($23) million, $159 million and $131 million, respectively.  Refer to the Derivative Instruments discussion below for additional information.

Approximately $3.4 billion and $3.1 billion of the total fair value of Kodak’s major U.S. defined pension plan as of December 31, 2021 and 2020, respectively, represents plan assets where the fair market value is not readily determinable and are measured using the net asset value (“NAV”) per share expedient.  Except for investments in private equity funds and real estate funds, the remaining investments have redemption rights and can be, and historically have been, redeemed by the U.S. Plan at NAV.  For private equity funds and real estate funds, the investors do not have an option to redeem their interest in these funds but rather receive distributions from time to time through the liquidation of the underlying investments in the funds. Secondary sales of a material portion of the investments in these funds are infrequent and historically, immaterial portions of these funds were sold for values not significantly different from NAV.

Discount Rates:

Generally, Kodak bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date.  Specifically, for its U.S., Canadian, Euro-zone and UK plans, Kodak determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve.  For Kodak’s U.S. Plan, the Citigroup Above Median Pension Discount Curve is used.  For Kodak’s non-U.S. plans, discount rates are determined by comparison to published local high-quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

Changes in discount rates for Kodak’s major U.S. defined benefit plan has the most significant effect on the total projected benefit obligations for Kodak.

The table below shows the discount rates for Kodak’s major U.S. pension plan for the years shown:

	Year Ended December 31,
	2021	2020	2019
Discount Rates - Projected Benefit Obligation:
U.S. Plan	2.54%	2.09%	2.97%

As discount rates reflect the market rate on the measurement date, the rates can be volatile from year to year.  The increase in the discount rate for Kodak’s major U.S. defined benefit pension plan from December 31, 2020 to December 31, 2021 resulted in a decrease in the projected benefit obligation of approximately $105 million at December 31, 2021.  The decrease in the discount rate for the U.S. Plan from December 31, 2019 to December 31, 2020 resulted in an increase in the projected benefit obligation of approximately $276 million at December 31, 2020.

Sensitivity Analysis:

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2022 and the projected benefit obligation (“PBO”) at December 31, 2021 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2022 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2021 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$(6)	$—	$67	$21
25 basis point increase in discount rate	6	—	(65)	(20)
25 basis point decrease in EROA	8	1	N/A	N/A
25 basis point increase in EROA	(8)	(1)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major U.S. defined benefit pension plan was $86 million for 2021 and is expected to be approximately $113 million in 2022.  Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $2 million for 2021 and is projected to be $8 million in 2022.

Derivative Instruments:

Kodak’s major U.S. defined benefit plan utilizes derivative investments primarily to hedge liability interest rate risk to U.S. government bonds.  Kodak’s major U.S. defined benefit pension plan’s derivative portfolio consists of exchange traded futures contracts.  As of December 31, 2021 and 2020 the notional amount of these derivative instruments approximated $1.0 billion and $1.7 billion, respectively.  Daily variation margin payments are made to or received from the counterparty for changes in the market value of futures contracts and are recorded as realized gains and losses in the Gain on Plan Assets balance.  As these futures contracts have short-term maturities, the fair value of these derivative instruments at December 31, 2021 and 2020 was $10 million and ($4) million, respectively, which represents the unrealized gains and losses on these contracts.  Refer to Note 19, “Retirement Plans” in the Notes to Financial Statements for additional information.

An increase in interest rates is the primary factor that could precipitate material losses in the U.S. Plan’s existing derivatives portfolio.  A 25-basis point increase in interest rates would cause a loss from the government bond derivatives of approximately $18 million.  However, as illustrated in the above table, a 25-basis point increase in the discount rate used to measure the PBO of the U.S. Plan would cause a $65 million decrease in the PBO.  Accordingly, while an increase in interest rates would expose the U.S. Plan’s derivative investments to losses, it would also likely result in an offsetting decrease the U.S. Plan’s PBO.

Kodak’s major U.S. defined benefit plan invests in a diversified portfolio of hedge funds that utilize a variety of investment strategies.  The total net asset value of these hedge funds was approximately $1.8 billion and $1.5 billion as of December 31, 2021 and 2020 respectively.  Separate from the U.S. Plan’s direct investments in exchange traded futures contracts, hedge funds may utilize derivative instruments to execute their investment strategy.

Any gains or losses, as well as changes in the fair value of derivative investments held by the hedge fund, are included in the hedge fund’s net asset value.  Losses could occur in the future from hedge fund investments which may result in part from the use of derivative investments by the hedge funds.  However, the maximum potential loss on any individual fund would be limited to the U.S. Plan’s investment in that fund.

Workers’ Compensation

The estimated liability for workers’ compensation is based on actuarially estimated discounted cost of claims, including claims incurred but not reported.  Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.

Changes in discount rates is the primary driver for changes in workers’ compensation reserves.  Kodak decreased workers’ compensation reserves by approximately $4 million in 2021 and increased workers’ compensation reserves by approximately $7 million in 2020 driven by changes in discount rates.  A 25 basis-point change in the discount rate would have had a $2 million impact on the expense and net liability as of December 31, 2021.

Stock Compensation

Kodak recorded stock compensation expense of $7 million, $15 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Compensation expense is recognized over the service or performance period for each separately vesting tranche of the award and is adjusted for actual forfeitures before vesting.

Compensation cost related to restricted stock units and restricted stock awards was $5 million, $1 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.  The fair value of restricted stock units and restricted stock awards is based on the closing market price of the Company’s stock on the grant date.  Changes in the fair value of restricted stock units and restricted stock awards is driven by the volatility of the Company’s stock price and the number of awards issued.

Compensation cost related to stock options for the years ended December 31, 2021, 2020 and 2019 was $2 million, $14 million and $5 million, respectively.  Except for the awards granted on July 27, 2020, which resulted in approximately $12.6 million of compensation expense being recognized in the year ended December 31, 2020, Kodak utilizes the Black-Scholes option valuation model to estimate the fair value of stock options.  Changes in the fair value of stock options is primarily driven by the volatility of the Company’s stock price.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Judgment is required to assess the ultimate demand for and realizable value of inventory.  The analysis of inventory carrying values considers several factors including length of time inventory is on hand, historical sales, product shelf life, product life cycle, product category, and product obsolescence.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2021 and 2020, the fair value of open forward contracts would have decreased $14 million and $15 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

The majority of the Company’s debt is fixed rate debt. The fair market value of fixed-rate debt is sensitive to changes in interest rates. At December 31, 2021, a 10% change in market interest rates would change the fair value of the Company’s debt by approximately $1 million.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2021 was not significant to Kodak.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company (the Company) as of December 31, 2021 and 2020, the related consolidated statement of operations, comprehensive income (loss), equity (deficit) and cash flow for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule for each of the two years in the period ended December 31, 2021 listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Identification of Embedded Derivatives
Description of the Matter

As discussed in Notes 8, 9 and 13 of the consolidated financial statements, on February 26, 2021 the Company executed a series of transactions which included a Term Loan Credit Agreement, an Amended ABL Credit Agreement, a Series A Preferred Stock Repurchase and Exchange Agreement and a Series C Preferred Stock Purchase Agreement. Certain of these agreements contain conversion features that are not considered clearly and closely related to their respective host contracts. Accordingly, these embedded features are bifurcated and separately accounted for at fair value as derivatives with changes in fair value reported in Other (income) charges, net in the Consolidated Statement of Operations.

Auditing management’s evaluation of the initial accounting for these transactions was challenging due to the complexity in assessing the Company's analysis of the terms of the agreements to identify whether there were any embedded derivatives that required separate identification and valuation under applicable accounting guidance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the company's accounting for the transactions, including its controls over the evaluation of the existence of and accounting for the embedded derivatives.

Our testing of the Company's initial accounting for the transactions, among other procedures, included inspecting the underlying agreements and evaluating the Company's accounting analysis of the initial accounting for the transactions, including the determination of the balance sheet classification of each transaction and identification of any derivatives included in the arrangements. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

Retirement Benefits – Valuation of Private Equity Investment
Description of the Matter

As described in Note 19 to the consolidated financial statements, at December 31, 2021 the Company’s U.S Plan holds $1,082 million in private equity investments. The private equity investments are valued primarily based on independent appraisals, discounted cash flow models, cost and comparable market transactions. These investments are valued by the U.S. Plan using the net asset value (NAV) per share expedient.  For investments with lagged pricing, the Company uses the latest available net asset values, and also considers expected return and other relevant material events for the year-end valuation of these investments.

Auditing the fair value of these private equity investments is challenging because of the higher estimation uncertainty associated with the inputs to the underlying net asset values and estimated returns used in determining year-end valuations for investments with lagged pricing. Additionally, certain information regarding the fair value of these private equity investments is based on unaudited information available to management at the time of valuation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of plan assets.  This included testing management’s controls over private equity investment valuation, which included a comparison of historical returns to benchmarks, a look-back analysis to identify if there were significant changes in the private equity fund valuations subsequent to year-end values, inspecting responses to questionnaires sent to asset managers and evaluating the fourth quarter returns of benchmark indices to assess whether the valuations of the U.S. Plan’s private equity investments with lagged pricing should be adjusted.

Our audit procedures included, among others, comparing private equity investment returns to selected relevant benchmarks and understanding variations, obtaining the latest audited financial statements and comparing to the Company's recorded values and understanding any significant differences. We also inquired of management about changes to the investment portfolio and/or related investment strategies and considerations. We assessed the historical accuracy of management's estimates by comparing actual activity to previous estimates. We evaluated for contrary evidence by confirming the net asset values of the investments and ownership interests directly with the trustees and a sample of managers at year end. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

We have served as the Company’s auditor since 2020.

/s/ Ernst & Young LLP

Rochester, New York

March 15, 2022

# of Firm Id	EY-42;	Auditor Name:	Ernst & Young	Auditor Location:	Rochester, New York, USA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on Internal Control over Financial Reporting

We have audited Eastman Kodak Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eastman Kodak Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2021 and 2020, the related consolidated statement of operations, comprehensive income (loss), equity (deficit) and cash flow for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule for each of the two years in the period ended December 31, 2021 listed in the Index at Item 15, and our report dated March 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Rochester, New York

March 15, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

Opinion on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive (loss) income, equity (deficit) and cash flow of Eastman Kodak Company and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2019 appearing under Item 15(1) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 17, 2020, except for the change in composition of reportable segments discussed in Note 27 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2020 Annual Report on Form 10-K, as to which the date is March 16, 2021.

We served as the Company's auditor from at least 1924 to 2020. We have not been able to determine the specific year we began serving as auditor of the Company.

# of Firm Id	PwC-238	Auditor Name:	PricewaterhouseCoopers	Auditor Location:	Rochester, New York, USA

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2021	2020	2019
Revenues
Sales	$925	$806	$979
Services	225	223	263
Total net revenues	1,150	1,029	1,242
Cost of revenues
Sales	830	743	877
Services	156	151	183
Total cost of revenues	986	894	1,060
Gross profit	164	135	182
Selling, general and administrative expenses	177	172	211
Research and development costs	33	34	42
Restructuring costs and other	6	17	16
Other operating (income) expense, net	(6)	(14)	15
Loss from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	(46)	(74)	(102)
Interest expense	33	12	16
Pension income excluding service cost component	(102)	(98)	(104)
Loss on early extinguishment of debt	—	2	—
Other (income) charges, net	(5)	386	46
Earnings (loss) from continuing operations before income taxes	28	(376)	(60)
Provision for income taxes	4	168	31
Earnings (loss) from continuing operations	24	(544)	(91)
Earnings from discontinued operations, net of income taxes	—	3	207
NET EARNINGS (LOSS)	$24	$(541)	$116

Basic earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.28	$(9.83)	$(2.58)
Discontinued operations	(0.00)	0.06	4.81
Total	$0.28	$(9.77)	$2.23

Diluted earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.27	$(9.83)	$(2.58)
Discontinued operations	(0.00)	0.06	4.81
Total	$0.27	$(9.77)	$2.23

Number of common shares used in basic and diluted earnings (loss) per share
Basic	78.4	57.4	43.0
Diluted	80.5	57.4	43.0

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2021	2020	2019
NET EARNINGS (LOSS)	$24	$(541)	$116

Other comprehensive income (loss), net:
Currency translation adjustments and other	6	(16)	6
Pension and other postretirement benefit plan obligation activity, net of tax	661	(13)	(12)
Other comprehensive income (loss), net attributable to Eastman Kodak Company	667	(29)	(6)
COMPREHENSIVE INCOME (LOSS), NET	$691	$(570)	$110

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$362	$196
Trade receivables, net of allowances of $7 and $10	175	177
Inventories, net	219	206
Other current assets	49	46
Current assets held for sale	2	2
Total current assets	807	627
Property, plant and equipment, net	140	152
Goodwill	12	12
Intangible assets, net	34	39
Operating lease right-of-use assets	47	48
Restricted cash	54	53
Pension and other postretirement assets	1,022	262
Other long-term assets	55	55
TOTAL ASSETS	$2,171	$1,248

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$153	$118
Short-term borrowings and current portion of long-term debt	1	2
Current portion of operating leases	13	12
Other current liabilities	142	164
Total current liabilities	309	296
Long-term debt, net of current portion	253	17
Pension and other postretirement liabilities	382	406
Operating leases, net of current portion	45	49
Other long-term liabilities	205	212
Total liabilities	1,194	980

Commitments and contingencies (Note 11)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	196	191

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,166	1,152
Treasury stock, at cost	(10)	(9)
Accumulated deficit	(596)	(620)
Accumulated other comprehensive income (loss)	221	(446)
Total equity	781	77
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,171	$1,248

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Redeemable Convertible Preferred Stock (1)
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182
Net loss	—	—	(541)	—	—	(541)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(16)	—	(16)	—
Pension and other postretirement liability adjustments	—	—	—	(13)	—	(13)	—
Series A preferred stock cash and accrued dividends	—	(11)	—	—	—	(11)	—
Series A preferred stock deemed dividends	—	(9)	—	—	—	(9)	9
Conversion of 2019 Convertible Notes		520				520
Stock option exercises		29				29
Stock-based compensation	—	19	—	—	—	19	—
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	$77	$191
Net earnings	—	—	24	—	—	24	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	661	—	661	—
Repurchase of Series A Preferred Stock	—	—	—	—	—	—	(100)
Exchange of Series A Preferred Stock	—	92	—	—	—	92	(92)
Expiration of Series A embedded derivative	—	11	—	—	—	11	—
Issuance of convertible, redeemable Series B Preferred Stock, net	—	(95)	—	—	—	(95)	93
Issuance of common stock	—	10	—	—	—	10	—
Issuance of convertible, redeemable Series C Preferred Stock, net	—	—	—	—	—	—	97
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(4)	—	—	—	(4)	4
Preferred stock deemed dividends	—	(3)	—	—	—	(3)	3
Treasury stock purchases	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock (1)
Equity (deficit) as of December 31, 2018	$—	$617	$(200)	$(411)	$(9)	(3)	$173
Net earnings	—	—	116	—	—	116	—
Cumulative effect of adoption of new lease accounting guidance	—	—	5	—	—	5	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(12)	—	(12)	—
Series A Preferred Stock cash dividends	—	(11)	—	—	—	(11)	—
Series A Preferred Stock deemed dividends	—	(9)	—	—	—	(9)	9
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	$99	$182

(1)	There are 60 million shares of no par value preferred stock authorized, 2 million of which are issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$24	$(541)	$116
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	31	37	55
Pension and other postretirement income	(83)	(77)	(91)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	(7)	382	42
Asset impairments	—	3	6
Stock based compensation	7	15	7
Non-cash changes in workers' compensation and postemployment reserves	(4)	4	3
Net losses (gains) on sales of businesses/assets	1	(10)	(201)
Loss on early extinguishment of debt	—	2	—
(Benefit) provision for deferred income taxes	(1)	160	21
(Increase) decrease in trade receivables	(5)	33	21
(Increase) decrease in inventories	(19)	12	11
Increase (decrease) in trade accounts payable	38	(36)	25
Decrease in liabilities excluding borrowings	(29)	(26)	(10)
Other items, net	—	7	7
Total adjustments	(71)	506	(104)
Net cash (used in) provided by operating activities	(47)	(35)	12

Cash flows from investing activities:
Additions to properties	(21)	(17)	(15)
Net proceeds from sales of businesses/assets, net	1	2	326
Net proceeds from return of equity investment	—	2	—
Net cash (used in) provided by investing activities	(20)	(13)	311

Cash flows from financing activities:
Net proceeds from the Term Loan Credit Agreement	215	—	—
Proceeds from issuance of Convertible Notes	25	—	98
Net proceeds from Series C Preferred Stock	99	—	—
Net proceeds from the sale of common stock	10	—	—
Repurchase of Series A Preferred Stock	(100)	—	—
Debt issuance costs	(2)	—	—
Repayment of emergence credit facilities	—	—	(395)
Proceeds from other borrowings	—	—	14
Proceeds from stock option exercises	—	33	—
Preferred stock dividend payments	(7)	(22)	(3)
Treasury stock purchases	(1)	—	—
Payment of contingent consideration related to the sale of a business	—	—	(10)
Repayment of other borrowings	(1)	—	—
Finance lease payments	—	(1)	(2)
Net cash provided by (used in) financing activities	238	10	(298)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	4	(2)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash in assets held for sale	167	(34)	23
Cash, cash equivalents, restricted cash and cash in assets held for sale, beginning of period	256	290	267
Cash, cash equivalents and restricted cash, end of period (1)	$423	$256	$290

(1)	Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for the components of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest and income taxes was:
Interest	$14	$8	$21
Income taxes (net of refunds)	$2	$8	$17

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

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification in the disaggregated revenue information for the Advanced Materials and Chemicals segment and Brand segment in Note 17, “Revenue” and the classification of hedge funds included in the U.S. pension plan table of assets in Note 19, “Retirement Plans”.

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value.  The cost of inventories is determined by the average cost method, which approximates current cost.  Kodak provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation.  Kodak capitalizes additions and improvements while maintenance and repairs are charged to expense as incurred.  Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to Other operating (income) expense, net in the Consolidated Statement of Operations.

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

When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or elects to bypass the qualitative assessment for some or all of its reporting units, then a quantitative goodwill impairment test is performed.  The amount of goodwill impairment, if any, is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Refer to Note 5, “Goodwill and Other Intangible Assets”.

WORKERS’ COMPENSATION

Kodak self-insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported.   Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.  Refer to Note 6, “Other Current Liabilities” and Note 7, “Other Long-Term Liabilities” for the estimated liabilities.  Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries.  Estimated recoveries are not offset against the related accrual.  The amount recorded for the estimated recoveries at December 31, 2021 and 2020 was $20 million and $21 million, respectively, of which $18 million is reported in Other long-term assets in the Consolidated Statement of Financial Position each year.  The remaining $2 million and $3 million, respectively, is reported in Other current assets in the Consolidated Statement of Financial Position.

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

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the operating lease.  ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  The ROU assets are adjusted for prepayments and lease incentives.  Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.  Lease agreements may include options to extend or terminate the lease at Kodak’s discretion, which are included in the determination of the lease term when they are reasonably certain to be exercised.

Kodak’s lease agreements are primarily for real estate space and vehicles.  Arrangements for goods and services are assessed to determine if the arrangement contains a lease at its inception.  Operating leases are included within Operating lease right-of-use assets, Current portion of operating leases and Operating leases, net of current portion in the Consolidated Statement of Financial Position.  Finance leases are included in Property, plant and equipment, net, Short-term borrowings and current portion of long-term debt and Long-term debt, net of current portion in the Consolidated Statement of Financial Position.

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

Kodak as Lessor

Kodak places its own equipment at customer sites under sales-type and operating lease arrangements.  Arrangements classified as sales-type leases with revenue recognition at inception generally transfer title to the equipment by the end of the lease term or have a lease term that is for a major part of the remaining economic life of the equipment; and collectability is considered probable.  Leases meeting the sales-type lease criteria with variable lease payments that do not depend upon a reference rate or index are classified as operating leases if they would otherwise result in a day-one loss.  If the arrangement meets the criteria for a sales-type lease but collectability is not considered probable, Kodak will not derecognize the asset and will record all payments received as a liability until the earlier of collectability becoming probable or the termination of the lease.  Arrangements that do not meet the sales-type lease criteria are classified as operating leases with revenue recognized over the term.  Contracts with customers may include multiple performance obligations including equipment, optional software licenses and service agreements.  For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Equipment subject to operating leases is included in Property, plant and equipment, net in the Consolidated Statement of Financial Position and is depreciated to estimated residual value over its expected useful life.  Equipment operating lease terms and depreciable lives generally vary from 3 to 7 years.

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

REVENUE

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment, film-based products and specialty materials and chemicals), equipment, software, services, integrated solutions, intellectual property and brand licensing, and real estate management activities.  Revenue from services includes extended warranty, customer support and maintenance agreements, consulting, training and education.

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration Kodak expects to be entitled to in exchange for those goods or services.

For product sales (such as plates, film, inks, specialty materials and chemicals and other consumables) revenue is recognized when control has transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Service revenue is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service.  Service revenue for time and materials-based agreements is recognized as services are performed.

Equipment is generally dependent on, and interrelated with, the underlying operating system (firmware) and cannot function without the operating system. In these cases, the hardware and software license are accounted for as a single performance obligation. Contracts with customers may include multiple performance obligations including equipment and optional software licenses and service agreements. Service agreements generally have initial term of one year subject to annual renewals and may be prepaid or paid over-time. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price.  Kodak applies the residual allocation method for sales of certain complex, highly customized equipment due to significant variability in pricing.  Standalone selling prices are based on the observable prices of the products or services when sold separately or by using expected cost-plus margin when directly observable prices are not available.  The Company reassesses its standalone selling prices at least annually.

For non-complex equipment installations and software sales (Prepress and PROSPER Components and Software) revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the buyer, which is generally met when the equipment or software is delivered and installed at the customer site as delivery and installation generally occur within the same period.  For complex equipment installations or integrated software solutions (PROSPER Presses, Electrophotographic Printing Solutions Printers, Software) revenue is deferred until receipt of customer acceptance and control has transferred to the buyer.

Software licenses are sold both in bundled equipment arrangements as discussed above or on a stand-alone basis (Software).  Perpetual licenses are usually sold with post-contract support services (“PCS”) which are considered distinct performance obligations as the customer’s use of the existing software is not dependent upon future upgrades. Kodak recognizes software revenue at the time that the customer obtains control over the software which generally occurs upon installation while revenue allocated to the PCS is recognized over the service period.  The Company also sells SaaS arrangements with revenue recognized over the contract term.

In service arrangements such as consulting where final acceptance by the customer is required, revenue is deferred until all acceptance criteria have been met and Kodak has a legal right to payment.

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

Incremental direct costs of obtaining a contract consist of sales commissions.  Kodak expenses sales commissions when incurred if the amortization period would be one year or less.  Capitalized sales commissions are amortized on a straight-line basis over the life of the contract. These costs are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. Kodak accrues the estimated cost of post-sale obligations, including basic product warranties, at the time of revenue recognition.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of December 31, 2021, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 30% of the revenue from unsatisfied performance obligations is expected to be recognized in 2022, 25% in 2023, 15% in 2024 and 30% thereafter.

RESEARCH AND DEVELOPMENT COSTS

R&D costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $2 million for each of the years ended 2021 and 2020 and $5 million for the year ended December 31, 2019.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by Kodak related to shipping and handling are included in net revenue and cost of revenues, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying values of long-lived assets, other than goodwill and intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group). If the sum of the expected undiscounted cash flows from the use of and eventual disposition of such asset group is less than the carrying value of the asset group a loss is recognized to the extent the carrying value of the asset group exceeds its fair value. Kodak determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2021 and 2020, refer to Note 17, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”.  Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in Topic 842 and (2) the lessor would have otherwise recognized a day-one loss. The amendments are effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years for all public business entities (January 1, 2022 for Kodak).  Entities that have adopted Topic 842 before the issuance date of this update have the option to apply the amendments in this update either (1) retrospectively to leases that commenced or were modified on or after the adoption of ASU 2016-02, “Leases (Topic 842)” or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. Earlier application is permitted. Kodak adopted this ASU prospectively on October 1, 2021. The adoption did not have an impact on Kodak’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments.  More convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted EPS calculation in certain circumstances.  The ASU is effective January 1, 2024 for Kodak.  Early adoption is permitted for all entities for fiscal years beginning after December 15, 2020.  The ASU allows entities to use either a modified retrospective or full retrospective transition method. Kodak adopted this ASU on January 1, 2021 using the modified retrospective method, under which companies apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings.  The adoption of this standard had no impact on Kodak’s financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02 and 2020-03) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU is effective for Kodak for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, (January 1, 2023 for Kodak).  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2021	2020
Cash and cash equivalents	$362	$196
Restricted cash reported in Other current assets	7	7
Restricted cash	54	53
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$423	$256

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

Restricted cash includes $45 million as of December 31, 2021 representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”).   Restricted cash included $35 million as of December 31, 2020 supporting compliance with the Excess Availability threshold under the ABL Credit Agreement, as defined therein (Refer to Note 8, “Debt and Finance Leases” for information on the Restricted cash supporting the L/C Cash Collateral and the Excess Availability threshold).  In addition, Restricted cash as of December 31, 2021 and 2020 includes an escrow of $4 million and $12 million, respectively, in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Long-term restricted cash also includes $3 million and $4 million of security posted related to Brazilian legal contingencies as of December 31, 2021 and 2020, respectively.

NOTE 3:  INVENTORIES, NET

	As of December 31,
(in millions)	2021	2020
Finished goods	$94	$97
Work in process	65	54
Raw materials	60	55
Total	$219	$206

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2021	2020
Land	$49	$55
Buildings and building improvements	130	131
Machinery and equipment	387	388
Construction in progress	15	8
	581	582
Accumulated depreciation	(441)	(430)
Property, plant and equipment, net	$140	$152

Depreciation expense was $26 million, $32 million and $48 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Consolidated Total
As of December 31, 2019
Goodwill	$56	$6	$14	$—	$76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2019	—	6	6	—	12
Goodwill reallocation	—	—	(6)	6	—
Balance as of December 31, 2020	—	6	—	6	12
Impairment	—	—	—	—	—
As of December 31, 2021	—	6	—	6	12

Goodwill	56	6	8	6	76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2021	$—	$6	$—	$6	$12

The Digital Printing segment has three goodwill reporting units: Electrophotographic Printing Solutions; Prosper and Versamark; and Software. The Advanced Materials and Chemicals segment has two goodwill reporting units: Motion Picture and Industrial Films and Chemicals; and Advanced Materials and Functional Printing.  The Traditional Printing segment and Brand segment each have one goodwill reporting unit.  As of December 31, 2021, goodwill is only recorded in the Brand and Software reporting units.

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

Based on the results of the June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated.  No interim impairment test for goodwill was performed as of September 30, 2020.  No interim impairment tests for goodwill were required to be performed for any interim periods in the years ended December 31, 2021 or 2019.

Based upon the results of Kodak’s December 31, 2021 and 2020 annual impairment tests, no impairment of goodwill is indicated.  As of December 31, 2021 and 2020 the Brand reporting unit had negative carrying values.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2021 and 2020 were as follows:

	As of December 31, 2021
				Weighted Average
	Gross Carrying	Accumulated		Remaining
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$84	$15	4 years
Kodak trade name	18	—	18	Indefinite life
Customer-related	9	8	1	2 years
Total	$126	$92	$34

	As of December 31, 2020
				Weighted Average
	Gross Carrying	Accumulated		Remaining
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$99	$80	$19	5 years
Kodak trade name	18	—	18	Indefinite life
Customer-related	11	9	2	3 years
Total	$128	$89	$39

The annual and interim impairment tests of the Kodak trade name use the income approach, specifically the relief from royalty method.

Based upon the results of Kodak’s annual December 31, 2021 and 2020 impairment tests, no impairment of the Kodak trade name was indicated.

In the first quarter of 2020, due to the uncertainty regarding the negative impact of the COVID-19 pandemic at that time, Kodak performed an interim test of impairment for the Kodak trade name.  Based on the result of the interim impairment test, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $3 million are included in Other operating (income) expense, net for the year ended December 31, 2020 in the Consolidated Statement of Operations.  Kodak also performed an interim test of impairment for the Kodak trade name as of June 30, 2020 due to the uncertainty regarding the negative impact of the COVID-19 pandemic.   Based on the result of the interim impairment test as of June 30, 2020, Kodak concluded the fair value of the Kodak trade name exceeded its’ carrying value resulting in no additional impairment.  No interim impairment test for the Kodak tradename was performed as of September 30, 2020.   No interim impairment tests for the Kodak tradename were required to be performed for any interim periods in the years ended December 31, 2021 or 2019.

In the fourth quarter of 2019, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $4 million are included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $5 million for both the years ended December 31, 2021 and 2020 and $7 million for the year ended December 31, 2019.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2021 was as follows:

(in millions)
2022	$5
2023	4
2024	4
2025	3
Total	$16

NOTE 6:  OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2021	2020
Deferred revenue and customer deposits	$43	$46
Employment-related liabilities	34	35
Customer rebates	21	21
Workers' compensation	7	9
Restructuring liabilities	5	11
Accrued interest	5	—
Preferred Stock dividends payable	1	3
Embedded conversion option derivative liability	—	9
Other	26	30
Total	$142	$164

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

NOTE 7:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2021	2020
Workers' compensation	$83	$89
Asset retirement obligations	42	41
Deferred taxes	29	31
Deferred brand licensing revenue	14	17
Environmental liabilities	9	9
Embedded conversion option derivative liabilities	7	—
Other	21	25
Total	$205	$212

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 8:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at December 31, 2021 and 2020:

				As of December 31,
				2021	2020
(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	RED-Rochester, LLC	2033	11.42%	$1	$1
	Finance leases		Various	—	1
				1	2

Non-current portion:
	Term notes	2026	13.85%	224	—
	Convertible debt	2026	17.26%	15	—
	RED-Rochester, LLC	2033	11.42%	12	12
	Finance leases	Various	Various	1	3
	Other debt	Various	Various	1	2
				253	17
				$254	$19

Annual maturities of debt and finance leases outstanding at December 31, 2021 were as follows:

(in millions)	Carrying Value	Maturity Value
2022	$1	$1
2023	2	2
2024	1	1
2025	1	1
2026	240	308
2027 and thereafter	9	9
Total	$254	$322

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

The Term Loans bear interest at a rate of 8.5% per annum payable quarterly in cash and 4.0% per annum Paid-In-Kind interest (“PIK”) or in cash, at the Company’s option, for an aggregate interest rate of 12.5% per annum.  The Company elected the 4.0% per annum in PIK which is added to the carrying value of the debt through the term.  Interest expense is recorded using the effective interest method.

The Term Loans are guaranteed by the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”), and are secured by (i) a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting ABL Priority Collateral or L/C Cash Collateral (see below for definitions of ABL Priority Collateral and L/C Cash Collateral), including 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries (the “Term Loan Priority Collateral”) and (ii) a third priority lien on the ABL Priority Collateral and L/C Cash Collateral. The aggregate carrying value of the Term Loan Priority Collateral, ABL Priority Collateral and L/C Cash Collateral as of December 31, 2021 was $2,328 million.

The Term Loan Credit Agreement limits, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments.  The Term Loan Credit Agreement does not include a financial maintenance covenant or any subjective acceleration clauses.  The Term Loan Credit Agreement does contain customary affirmative covenants including delivery of certain of the Company’s financial statements and customary event of default provisions, including a cross-default provision that would give rise to an event of default if there is a default under or acceleration of “Material Indebtedness”.  Material Indebtedness includes obligations having a principal amount of at least $25 million and obligations under the ABL Facility or Letter of Credit Facility.

On an annual basis, the Company will prepay, within 10 business days following the filing of annual Form 10-K, outstanding Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $85 million.  For the year ended December 31, 2021 ECF was a negative amount, therefore no prepayment is required in 2022.

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

Securities Purchase Agreement

On February 26, 2021, the Company and the Term Loan Lenders (the “Buyers”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold to the Buyers (i) an aggregate of 1,000,000 shares (the “Purchased Shares”) of the Company’s common stock (“Common Stock”) for a purchase price of $10.00 in cash per share for an aggregate purchase price of $10 million and (ii) $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 (the “2021 Convertible Notes”) in a private placement transaction. The issuance and sale of the Purchased Shares and 2021 Convertible Notes were consummated on February 26, 2021.

2021 Convertible Notes

The 2021 Convertible Notes bear interest at a rate of 5.0% per annum, which will be payable in cash on the maturity date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Holders of the 2021 Convertible Notes and therefore is considered PIK.  Therefore, PIK will be added to the carrying value of the debt through the term and interest expense will be recorded using the effective interest method. The maturity date of the 2021 Convertible Notes is May 28, 2026.

Conversion Features

The Buyers will have the right to elect at any time to convert the 2021 Convertible Notes into shares of Common Stock at an initial conversion rate equal to 100 shares of Common Stock per each $1,000 principal amount of the 2021 Convertible Notes (based on an initial conversion price equal to $10.00 per share of Common Stock). The conversion rate and conversion price will be subject to certain customary anti-dilution adjustments. If the closing price of the Common Stock equals or exceeds $14.50 (subject to adjustment in the same manner as the conversion price) for 45 trading days within any period of 60 consecutive trading days, the Company will have the right to cause the mandatory conversion of the 2021 Convertible Notes into shares of Common Stock.

In the event of certain fundamental transactions, the Buyers will have the right, within a period of 30 days following the occurrence of such transaction (“Holder Fundamental Transaction Election Period”), to elect to either require prepayment of the 2021 Convertible Notes at par plus accrued and unpaid interest or convert all or a portion of the 2021 Convertible Notes into shares of Common Stock at the conversion rate then in effect plus any additional shares based on the price per share of Common Stock in connection with the fundamental transaction, or to receive the shares of a successor entity, if any.

Embedded Derivatives

The 2021 Convertible Notes were considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the 2021 Convertible Notes. Accordingly, these embedded features were bifurcated from the 2021 Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability. Kodak allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the 2021 Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations.  The fair value of the Convertible Notes embedded derivative as of December 31, 2021 was a liability of $4 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 13, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the 2021 Convertible Notes at December 31, 2021 and the time of issuance was $15 million and $13 million ($25 million aggregate gross proceeds less $12 million allocated to the derivative liability), respectively.  The estimated fair value of the 2021 Convertible Notes as of December 31, 2021 was $18 million (Level 3).  The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

Securities Registration Rights Agreement

On February 26, 2021, the Company and the Buyers entered into a Registration Rights Agreement (the “Securities Registration Rights Agreement”) providing the Buyers with registration rights in respect of the Purchased Shares and the Common Stock issuable upon conversion of the 2021 Convertible Notes. The Securities Registration Rights Agreement contains other customary terms and conditions, including certain customary indemnification obligations; however, the Securities Registration Rights Agreement does not obligate the Company to facilitate an underwritten offering of the registered Common Stock by the Buyers.

Amended and Restated ABL Credit Agreement

On September 3, 2013, the Company entered into an Asset Based Revolving Credit Agreement (the “Original ABL Credit Agreement”).  On May 26, 2016, the Company and the subsidiaries of the Company that are guarantors (the “Subsidiary Guarantors”) entered into an Amended and Restated Credit Agreement (the “ABL Credit Agreement”) with the lenders party thereto, Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, which amended and restated the Original ABL Credit Agreement.

The ABL Credit Agreement provided that the Lenders make available asset-based revolving loans (the “ABL Loans”) and letters of credit in an aggregate amount of up to $150 million, subject to the Borrowing Base.

On January 27, 2020 Kodak exercised its right under the ABL Credit Agreement to permanently reduce lender commitments from $150 million to $120 million.  As a result, the minimum Excess Availability decreased to $15 million from the previous minimum of $18.75 million.

On March 27, 2020, the Company and the Subsidiary Guarantors entered into Amendment No. 3 to the ABL Credit Agreement (the “Amendment”) with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative and collateral agent, and Bank of America, N.A. and each of the parties to the ABL Credit Agreement as lenders.

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

On February 26, 2021, the Company and the Subsidiary Guarantors entered into a fourth amendment to the ABL Credit Agreement (as amended in 2021, the “Amended ABL Credit Agreement”), among the Company, the Subsidiary Guarantors, the lenders party thereto, Bank of America, N.A., as agent (the “Agent”), and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as arrangers, with the Agent and the Required Lenders.  Each of the capitalized and undefined terms has the meaning ascribed to such term in the ABL Credit Agreement.

The Amended ABL Credit Agreement amends the ABL Credit Agreement to, among other things, (i) extend the maturity date to February 26, 2024 or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) decrease the aggregate amount of commitments from $110 million to $90 million.  Commitments under the Amended ABL Credit Agreement continue to be able to be used in the form of revolving loans or letters of credit.  The Company issued approximately $46 million letters of credit under the Amended ABL Credit Agreement as of December 31, 2021 and $90 million letters of credit under the ABL Credit Agreement as of December 31, 2020.

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

Under the Amended ABL Credit Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested at the end of each quarter.  Minimum Liquidity was $250 million at December 31, 2021.  If Minimum Liquidity falls below $80 million an Event of Default would occur.  The Agent would have the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under both the Amended ABL Credit Agreement and the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million and $13.75 million as of December 31, 2021 and 2020, respectively), which is tested at the end of each month.  Excess Availability was $27 million and $20 million as of December 31, 2021 and 2020, respectively.

If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0. If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2021 and 2020, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

The Amended ABL Credit Agreement removed Eligible Cash from the Borrowing Base.  Therefore, amounts funded into the Eligible Cash account will no longer increase Excess Availability for purposes of compliance reporting.  As of December 31, 2020, to maintain Excess Availability of greater than 12.5% of lender commitments, Kodak funded $35 million to the Eligible Cash account held with the ABL Credit Agreement Administrative Agent, which was classified as Restricted Cash in the Consolidated Statement of Financial Position.

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

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has provided an unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the Credit Agreements.  Obligations under the Amended ABL Credit Agreement are secured by: i) a first priority lien on assets of the Company and the Subsidiary Guarantors constituting cash (other than L/C Cash Collateral, as defined below), accounts receivable, inventory, machinery and equipment and certain other assets (the “ABL Priority Collateral”) and (ii) a second priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) other than the ABL Priority Collateral, including 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries.   Obligations under the ABL Credit Agreement were secured by: i) a first priority lien on assets of the Company and the Subsidiary Guarantors constituting cash, accounts receivable, inventory, machinery and equipment, 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries and certain other assets (the “ABL Collateral”). The aggregate carrying value of the ABL Collateral as of December 31, 2020 was $1,412 million

Under the terms of the ABL Credit Agreement, the Company may designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets.  Further, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0.  Upon designation of Unrestricted Subsidiaries, the Company is required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly consolidated financial statements.

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc, Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd.  This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. In 2020 Kodak discontinued the operation of Kodakit Singapore Pte. Limited and sold Kodak LB Tech, LLC in an intercompany transaction.

Under the Amended ABL Credit Agreement the Company designated three subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak Realty, Inc, and KP Services (Jersey) Ltd. Collectively, the Unrestricted Subsidiaries had sales of approximately $7 million, and $6 million for the years ended December 31, 2021 and 2020, respectively, which represented 1% of Kodak’s consolidated sales for both periods.  These subsidiaries had assets of $13 million and $15 million as of December 31, 2021 and 2020, respectively, which represented 1% of Kodak’s consolidated assets as of such dates.  For the year-ended December 31, 2019 the five original Unrestricted Subsidiaries had sales of approximately $12 million, which represented 1% of Kodak’s consolidated sales.

The Amended ABL Credit Agreement limits, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments.  In addition to other customary affirmative covenants, the Amended ABL Credit Agreement provides for a periodic delivery by the Company of its various financial statements as set forth in the Amended ABL Credit Agreement.

Events of default under the ABL Credit Agreement include, among others, failure to pay any principal, interest or other amount due under the applicable agreement, breach of specific covenants and a change of control of the Company.  Upon an event of default, the lenders may declare the outstanding obligations under the Amended ABL Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for in the agreement.

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

The term of the L/C Facility Agreement is three years, subject to the same automatic springing maturity as the Amended ABL Credit Agreement.  The Company issued approximately $44 million letters of credit under the L/C Facility Agreement as of December 31, 2021. The balance on deposit in the L/C Cash Collateral account as of December 31, 2021 is approximately $45 million, of which $14 million was deposited into the L/C Cash Collateral account from proceeds of the financing transactions described herein and the remainder of which was cash collateral previously used to secure letters of credit under the ABL Credit Agreement.  The L/C Facility Agreement has the same requirement to maintain Minimum Liquidity of $80 million as is contained in the Amended ABL Credit Agreement.

The Company will pay an unused line fee of 37.5-50 basis points per annum, depending on whether the unused portion of the maximum commitments is less than or equal to 50% or greater than 50% of such commitments, respectively. The Company will pay a letter of credit fee of 3.75% per annum on issued and outstanding letters of credit, in addition to a fronting fee of 25 basis points on such letters of credit. Amounts drawn under any letter of credit will be reimbursed from the L/C Cash Collateral. If not so reimbursed, and not otherwise repaid by the Company to the applicable L/C Lenders, such amounts will accrue interest, to be paid monthly, at a floating Base Rate (as defined in the L/C Facility Agreement) plus 2.75% per annum until repaid.

As with the Amended ABL Credit Agreement and the ABL Credit Agreement, the L/C Facility Agreement also requires the Company to maintain Excess Availability above 12.5% of lender commitments. If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur under the L/C Facility Agreement as well as the Amended ABL Credit Agreement and the ABL Credit Agreement.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

The Company’s obligations under the L/C Facility Agreement are guaranteed by the Subsidiary Guarantors and are secured by (i) a first priority lien on the L/C Cash Collateral, (ii) a second priority lien on the ABL Priority Collateral and (iii) a third priority lien on the Term Loan Priority Collateral.

RED-Rochester, LLC

In January 2019 Kodak entered into a series of agreements with RED-Rochester, LLC (“RED”), which provides utilities to Eastman Business Park.  Kodak received a payment of $14 million from RED. Kodak is required to pay a minimum annual payment to RED of approximately $2 million regardless of utility usage. Kodak is accounting for the $14 million payment from RED as debt. The minimum payments required under the agreement from Kodak to RED will be reported as a reduction of the debt and interest expense using the effective interest method.  The debt payments to RED continue until August 2033.

2019 Convertible Notes

On May 20, 2019, the Company and Longleaf Partners Small Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern Asset Management, Inc. (the “2019 Notes Purchasers”), entered into a Notes Purchase Agreement pursuant to which the Company agreed to issue and sell to the Notes Purchasers, and the Notes Purchasers agreed to purchase from the Company, $100 million aggregate principal amount of the Company’s 2019 Convertible Notes due 2021.

The transaction closed on May 24, 2019.  The proceeds were used to repay the remaining first lien term loans outstanding ($83 million) under the Company’s term credit agreement, which was terminated with the repayment.  The remaining proceeds were used for general corporate purposes.  The maturity date of the 2019 Convertible Notes was November 1, 2021.

The 2019 Convertible Notes interest rate was 5.00% per annum, payable in cash on their maturity date (PIK interest) and, at the option of the Company, in either cash or additional shares of Common Stock on any conversion date.  Therefore, PIK was added to the carrying value of the debt through the term and interest expense was recorded using the effective interest method.

On July 29, 2020, the Company received conversion notices from holders of the 2019 Convertible Notes exercising their rights to convert an aggregate of $95 million of principal amount of the 2019 Convertible Notes (the “Initial Converted Notes”) into shares of the Company’s common stock, par value $.01 per share (“Common Stock”).  Under the terms of the 2019 Convertible Notes, the conversion date of the Initial Converted Notes was July 29, 2020 (the “Initial Conversion Date”) and the Company was obligated to deliver an aggregate of 29,922,956 shares of Common Stock (the “Initial Conversion Shares”) to the holders of the Initial Converted Notes within five trading days after the Initial Conversion Date.  The Company issued the Initial Conversion Shares on August 3, 2020 and paid the $5.6 million of accumulated interest on the Initial Converted Notes in cash.  As a result, the Company’s obligations under the Initial Converted Notes were fully discharged and the remaining outstanding principal amount of the 2019 Convertible Notes was $5 million.

On September 30, 2020, the Company announced its election to mandatorily convert the remaining $5 million outstanding principal amount of the 2019 Convertible Notes (the “Mandatory Converted Notes”) into shares of Common Stock.  The conversion of the Mandatory Converted Notes was effective on September 30, 2020 (the “Mandatory Conversion Date”).  The Company issued 1,574,892 shares of Common Stock to the holder of the Mandatory Converted Notes on September 30, 2020 (the “Mandatory Conversion Shares”).  The Company paid the accrued interest on the Mandatory Converted Notes in the form of cash and interest ceased to accrue on the Mandatory Converted Notes on the Mandatory Conversion Date.  As a result of the conversion of all the 2019 Convertible Notes, the lien granted by the Company on certain of its assets to secure the 2019 Convertible Notes was released.

Embedded Derivatives

The 2019 Convertible Notes were considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features and term extension at the Company’s option were not considered clearly and closely related to the 2019 Convertible Notes.  Accordingly, these embedded features were bifurcated from the 2019 Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability.  Kodak allocated $14 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features and term extension on the date of issuance which reduced the net carrying value of the 2019 Convertible Notes.  The derivative was being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations (refer to Note 13, “Financial Instruments”).

The carrying value of the 2019 Convertible Notes at the time of issuance, $84 million ($100 million aggregate gross proceeds less $14 million allocated to the derivative liability and $2 million in transaction costs), was being accreted to the face amount using the effective interest method from the date of issuance through the maturity date.

Loss on Early Extinguishment

The calculation of the loss on early extinguishment of debt is shown below:

(in millions)
Fair value of Initial Conversion Shares	$506
Fair value of Mandatory Conversion Shares	13
Carrying value of 2019 Convertible Notes	(92)
Fair value of pro-rata share of embedded derivatives at Initial Conversion Date	(416)
Fair value of pro-rata share of embedded derivatives at Mandatory Conversion Date	(9)
Total	$2

NOTE 9: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On November 15, 2016, the Company issued 2,000,000 shares of 5.50% Series A Preferred Stock, no par value per share, for an aggregate purchase price of $200 million, or $100 per share pursuant to a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Series A Purchasers”), dated November 7, 2016.  The Company received net proceeds of $198 million after issuance costs.

The Company classified the Series A Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Redemption Features

If any shares of Series A Preferred Stock had not been converted prior to the fifth anniversary of the initial issuance of the Series A Preferred Stock, the Company would have been required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends.  As the Company concluded that the Series A Preferred Stock was considered more akin to a debt-type instrument, the redemption feature was considered to be clearly and closely related to the host contract and therefore was not required to be separated from the Series A Preferred Stock.

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

Embedded Conversion Features

Each share of Series A Preferred Stock was convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion rate of 5.7471 (equivalent to an initial conversion price of $17.40 per share of Common Stock).  If a holder elected to convert any shares of Series A Preferred Stock during a specified period in connection with a fundamental change (as defined in the Certificate of Designations), the conversion rate would have been adjusted under certain circumstances and such holder would also have been entitled to a payment in respect of accumulated dividends. If a holder elected to convert any shares of Series A Preferred Stock during a specified period following a reorganization event (as defined in the Certificate of Designations), such holder could have elected to have the conversion rate adjusted. In addition, the Company had the right to require holders to convert any shares of Series A Preferred Stock in connection with certain reorganization events, in which case the conversion rate would have been adjusted under certain circumstances.  If shares of Series A Preferred Stock were not converted in connection with a reorganization event, such shares would have become convertible into the exchanged property from the reorganization event.

The Company had the right to convert Series A Preferred Stock into Common Stock at any time after the second anniversary of the initial issuance if the closing price of the Common Stock equaled or exceeded 125 percent of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days, with the last trading day of such 60 day period ending on the trading day immediately preceding the business day on which the Company issues a press release announcing the mandatory conversion.

Kodak allocated $43 million of the net proceeds from the issuance of the Series A Stock to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance, which reduced the net carrying value of the Series A Preferred Stock (see Note 13, “Financial Instruments”).  The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), was being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

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

Dividend and Other Rights

The holders of Series A Preferred Stock were entitled to cumulative dividends payable quarterly in cash at a rate of 5.50% per annum. Until the third quarter of 2018 all dividends owed on the Series A Preferred Stock were declared and paid when due.  No quarterly dividend was declared in the third or fourth quarters of 2018 or the first and second quarters of 2019.  After the second quarter of 2019, quarterly cash dividends were declared each quarter and were paid when due.  In July 2020, the Company declared and paid the four quarterly dividends that were in arrears.  The total amount of dividends in arrears was $11 million.

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

Embedded Conversion Features

The Company concluded that the Series B Preferred Stock was more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder was not considered clearly and closely related to the Series B Preferred Stock.  Accordingly, this embedded conversion feature was bifurcated from the Series B Preferred Stock and is being separately accounted for as a derivative.  The Company allocated $1 million to the derivative liability based on the aggregate fair value of the embedded conversion feature on the date of issuance which reduced the original carrying value of the Series B Preferred Stock.

The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of December 31, 2021 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 13, “Financial Instruments” for information on the valuation of the derivative.

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

Series C Preferred Stock

Purchase Agreement

On February 26, 2021, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate of 1,000,000 shares of the Company’s newly created 5.0% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”), for a purchase price of $100 per share, representing $100 million of gross proceeds to the Company.  The initial issuance and sale of 750,000 shares ($75 million gross proceeds) closed on February 26, 2021.  The final issuance and sale of the remaining 250,000 shares ($25 million gross proceeds) closed on March 30, 2021 after expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.  The Investor is a fund managed by Grand Oaks Capital.  The Company intends to use the proceeds from the sale of the Series C Preferred Stock for general corporate purposes including the funding of growth initiatives. The Company has classified the Series C Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

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

Embedded Conversion Features

The Company concluded that the Series C Preferred Stock is more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder is not considered clearly and closely related to the Series C Preferred Stock.  Accordingly, this embedded conversion feature was bifurcated from the Series C Preferred Stock and separately accounted for as a derivative.  The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations.  The fair value of the Series C Preferred Stock derivative as of December 31, 2021 was a liability of $2 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 13, “Financial Instruments” for information on the valuation of the derivative.

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

Redemption Features

If any shares of Series C Preferred Stock have not been converted prior to the Redemption Date, the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends thereon; provided that the holders of the Series C Preferred Stock have the right to extend such redemption date by up to two years.  As the Company concluded that the Series C Preferred Stock is more akin to a debt-type instrument, the redemption feature is considered to be clearly and closely related to the host contract and therefore was not required to be separated from the Series C Preferred Stock.

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

NOTE 10:  LEASES

Kodak as lessee

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	December 31,
(in millions)	Consolidated Statement of Financial Position	2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$47	$48
Finance lease assets	Property, plant and equipment, net	1	4
Total lease assets		$48	$52

Liabilities
Current
Operating	Current portion of operating leases	$13	$12
Finance	Short-term borrowings and current portion of long-term debt	—	1
Noncurrent
Operating	Operating leases, net of current portion	45	49
Finance	Long-term debt, net of current portion	1	3
Total lease liabilities		$59	$65

Weighted-average remaining lease term
Operating			5 years
Finance			2 years
Weighted-average discount rate
Operating			11.91%
Finance			5.56%

Lease Costs

The table below presents certain information related to the lease expense for finance and operating leases.  Lease expense is presented gross of sublease income.  See “Kodak as Lessor” section below for income from subleases.

	Year Ended December 31,
(in millions)	2021	2020	2019
Finance lease expense
Amortization of leased assets	$1	$1	$3
Interest on lease liabilities	—	—	—
Operating lease expense	19	21	25
Variable lease expense (1)	9	9	10
Total lease expense	$29	$31	$38

(1)	Variable lease expense is related to real estate leases and primarily includes taxes, insurance and operating costs.

Other Information

The table below presents supplemental cash flow information related to leases.

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$21	$22	$25
Operating cash flow for finance leases	—	—	—
Financing cash flow for finance leases	1	1	2
	$22	$23	$27

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
2022	$18	$1
2023	20	—
2024	11	—
2025	7	—
2026	6	—
Thereafter	24	—
Total minimum lease payments	86	1
Less: amount of lease payments representing interest	(28)	—
Present value of future minimum lease payments	58	1
Less: current obligations under leases	13	—
Long-term lease obligations	$45	$1

At December 31, 2021 leases that had not yet commenced were not significant.

Kodak as Lessor

Kodak’s net investment in sales-type leases as of December 31, 2021 and 2020 was $6 million and $5 million, respectively.  The current portion of the net investment in sales-type leases is included in Other current assets in the Consolidated Statement of Financial Position.  The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded in the Consolidated Statement of Financial Position:

(in millions)
2022	$3
2023	2
2024	1
2025 and thereafter	1
Total minimum lease payments	7
Less: unearned interest	(1)
Less: allowance for doubtful accounts	—
Net investment in sales-type leases	$6

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
2022	$8
2023	7
2024	5
2025	2
2026	1
Thereafter	8
Total minimum lease payments	$31

Income recognized on lease arrangements for the years ended December 31, 2021, 2020 and 2019 is presented below:

	Year Ended December 31,
(in millions)	2021	2020	2019
Lease income - sales-type leases	$3	$1	$—
Lease income - operating leases	8	8	9
Sublease income	—	2	6
Variable lease income (1)	5	5	6
Total lease income	$16	$16	$21

(1)	Variable lease income primarily represents operating costs under real estate leases and incremental variable income based on usage under equipment leases.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2021	2020
Equipment subject to operating leases	$21	$24
Accumulated depreciation	(18)	(19)
Equipment subject to operating leases, net	$3	$5

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

The following table provides asset retirement obligation activity (in millions):

	For the Year Ended December 31,
	2021	2020
Asset Retirement Obligations at start of period	$41	$48
Liabilities incurred in the current period	—	1
Liabilities settled in the current period	—	(9)
Accretion expense	—	1
Revision in estimated cash flows	1	—
Asset Retirement Obligations at end of period	$42	$41

Other Commitments and Contingencies

As of December 31, 2021 the Company had outstanding letters of credit of $46 million and $44 million issued under the Amended ABL Credit Agreement and the L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $28 million, and restricted cash of $61 million, primarily related to cash collateral for the outstanding letters of credit under the L/C Facility Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities.  The restricted cash is recorded in Current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2021, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $114 million inclusive of interest and penalties where appropriate and the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $4 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2021, Kodak has posted security composed of $3 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $39 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project.  The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021.  Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021 which added Kodak’s General Counsel and current and former members of its Board of Directors as additional defendants.  The Company and individual defendants filed motions to dismiss the Consolidated Securities Class Action on December 14, 2021, and the lead plaintiff filed an opposition to the motions to dismiss on February 28, 2022.  The Company intends to continue to vigorously defend itself against the Consolidated Securities Class Action.

On December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and current and former members of its Board of Directors in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosures (including the successor New York lawsuit discussed below, the “Fiduciary Class Action”).  The Company and each of the individual defendants filed motions to dismiss the Fiduciary Class Action on April 13, 2021.  The plaintiff in the Fiduciary Class Action voluntarily dismissed the Fiduciary Class Action without prejudice on May 26, 2021 and filed a lawsuit substantially similar to the dismissed New Jersey lawsuit in the Supreme Court of the State of New York in Monroe County on October 27, 2021, this time on behalf of a purported class of beneficial and record owners of stock of the Company as of March 26, 2020 who continue to own such stock through the present.  The Company and individual defendants filed motions to dismiss the Fiduciary Class Action on January 19, 2022.  The Company intends to continue to vigorously defend itself against the Fiduciary Class Action.

The Company has also received five requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the DFC Announcement and alleged proxy statement disclosure deficiencies (the “Derivative Demands”).  On May 19, 2021 Louis Peters, one of the persons making a Derivative Demand (“Peters”), commenced a derivative lawsuit on behalf of the Company against certain officers and current and former directors of the Company and the Company as a nominal defendant in the Supreme Court of the State of New York in Monroe County seeking damages and equitable relief based on alleged breaches of fiduciary duty and unjust enrichment resulting from stock trades, option grants and a charitable contribution in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project (the “State Derivative Lawsuit”).  The plaintiff filed an amended complaint in the State Derivative Lawsuit on August 23, 2021, and the Company and individual defendants filed motions to dismiss (or alternatively, in the case of the Company, a motion for summary judgment) in the State Derivative Lawsuit on October 22, 2021.  The parties have agreed to stay the State Derivative Lawsuit pending the resolution of the Federal Derivative Lawsuit described below, which stay is subject to Court approval.

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions.  On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act.  The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit.  An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022.

Additional shareholder derivative lawsuits may be brought based on the other Derivative Demands (any such lawsuits, collectively with the State Derivative Lawsuit, the Federal Derivative Lawsuit and the Fiduciary Class Action, the “Fiduciary Matters”).  The Company, acting through a Special Committee of Independent Directors, previously determined that there was no merit to the claims alleged by the Derivative Demands made through the time of its determination (except with respect to the charitable contribution, which was not fully considered by the Special Committee).  See the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2020.  The Company, acting through a separate Special Litigation Committee of Independent Directors, concurred with the first Special Committee’s findings and further concluded it is not in the Company’s interest to bring or allow any other shareholder to assert any of the claims alleged by the State Derivative Lawsuit or Federal Derivative Lawsuit (with the exception of the Peters claim purportedly arising under Section 10(b) of the Exchange Act, which was not addressed as no demand was made with respect to such claim). The second Special Litigation Committee will carefully review any other additional complaints constituting Fiduciary Matters which may be filed.

The DFC Announcement has also prompted investigations by several congressional committees, the SEC and the New York Attorney General’s office.  The Company has cooperated in those investigations.

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

The Company has completed its document production and its officers provided the testimony as contemplated by such order on October 8, 2021 and October 1, 2021, respectively.  The Company is in preliminary discussions with the NYAG regarding a potential resolution of the Threatened Claim; however, there can be no assurance that those discussions will lead to a resolution.  If the Threatened Claim is not resolved and is ultimately brought by the NYAG, the Company intends to vigorously defend itself against the Threatened Claim.

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

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Further, the fair value of any right to indemnification granted during the year ended December 31, 2021 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2019	$21
New extended warranty and maintenance arrangements	91
Recognition of extended warranty and maintenance arrangement revenue	(93)
Deferred revenue on extended warranties as of December 31, 2020	19
New extended warranty and maintenance arrangements	90
Recognition of extended warranty and maintenance arrangement revenue	(90)
Deferred revenue on extended warranties as of December 31, 2021	$19

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2021, 2020 and 2019 amounted to $82 million, $88 million and $105 million, respectively.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other (income) charges, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at December 31, 2021 and 2020 was approximately $322 million and $361 million, respectively.  The majority of the contracts of this type held by Kodak at December 31, 2021 and 2020 were denominated in euros, Chinese renminbi and Japanese yen.  The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net (gain) loss from derivatives not designated as hedging instruments	$(1)	$(11)	$4

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2021 and 2020. Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2021 was not significant to Kodak.

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

As discussed in Note 8, “Debt and Finance Leases”, the Company concluded that the 2021 Convertible Notes are more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the 2021 Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”).  Accordingly, these embedded conversion features were bifurcated from the 2021 Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in a liability position at December 31, 2021 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

As discussed in Note 9, “Redeemable, Convertible, Preferred Stock”, the Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a Fundamental Change is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and are separately accounted for as a derivative asset or liability.  Both derivatives were in a liability position at December 31, 2021 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivatives are being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

The Company concluded that the Series A Preferred Stock was more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.

The embedded conversion features not considered clearly and closely related were the conversion at the option of the holder, the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability.  The embedded conversion features were revalued as of February 26, 2021 when the Company repurchased one million shares of Series A Preferred Stock and exchanged the remaining one million shares of Series A Preferred Stock for Series B Preferred Stock. The revaluation as of February 26, 2021 resulted in the recognition of $2 million of net expense which was included in Other (income) charges, net in the Consolidated Statement of Operations. With the repurchase and exchange of the shares of the Series A Preferred Stock the embedded conversion features derivative liability expired.

The derivative was in a liability position at December 31, 2020 and was reported in Other current liabilities in the Consolidated Statement of Financial Position.  The derivative was being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

As discussed in Note 8, “Debt and Finance Leases”, the Company concluded that the 2019 Convertible Notes were more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the 2019 Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization.  Accordingly, these embedded conversion features and the term extension option were bifurcated from the 2019 Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The embedded conversion features and term extension option were revalued as of August 3, 2020, when the Initial Conversion Shares were issued, resulting in the recognition of $407 million of expense for a pro-rata portion of the embedded conversion features and term extension option.  The remaining embedded conversion features and term extension option were revalued again as of the Mandatory Conversion date, resulting in the recognition of $9 million of net expense.  With the conversion of the 2019 Convertible Notes in the third quarter of 2020, the embedded conversion features and term extension option expired.  The derivative was being accounted for at fair value with changes in fair value reported in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities.  The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2021 and 2020 was $0 million and $1 million, respectively. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2021 and 2020 was $0 million in both periods.

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements).  The value of the embedded derivatives associated with the 2021 Convertible Notes and Series A, Series B and Series C Preferred Stock was calculated using a binomial lattice model.

Except for the fair value determined at the time of conversion, the fair value of the embedded conversion features and term extension option for the 2019 Convertible Notes derivatives was calculated using unobservable inputs (Level 3 fair measurements).  The value of the Optional Conversion feature associated with the 2019 Convertible Notes was calculated using a binomial lattice model.  The value of the term extension option reflected the probability weighted average value of the 2019 Convertible Notes using the original maturity date and a hypothetical extended maturity date, with all other contractual terms unchanged. The fair value of the embedded conversion features and term extension option for the 2019 Convertible Notes were revalued as of the conversion dates, August 3, 2020 and September 30, 2020. The fair value of the embedded derivative at each conversion date was calculated based on the fair value of the shares issued less the fair value of debt. The fair value of shares issued is based on the weighted average stock price at the time of day the shares were transferred for August 3, 2020, and the closing stock price as of September 30, 2020. The fair value of debt is based on pricing models based on the value of related cash flows discounted at current market interest rates.

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

2021 Convertible Notes:

	Valuation Date
	December 31,	February 26,
	2021	2021
Total value of embedded derivative liability (in millions)	$4	$12
Kodak's closing stock price	$4.68	$8.62
Expected stock price volatility	36.00%	70.00%
Risk free rate	1.17%	0.80%
Implied credit spread on the 2021 Convertible Notes	18.89%	18.25%

Series B Preferred Stock:

	Valuation Date
	December 31,	February 26,
	2021	2021
Total value of embedded derivative liability (in millions)	$1	$1
Kodak's closing stock price	$4.68	$8.62
Expected stock price volatility	36.00%	70.00%
Risk free rate	1.17%	0.80%
Implied credit spread on the Series B Preferred Stock	19.39%	19.75%

Series C Preferred Stock:

	Valuation Date
	December 31,	March 30,	February 26,
	2021	2021	2021
		(Inception - Final Sale)	(Inception - Initial Sale)
Total value of embedded derivative liability (in millions)	$2	$1	$1
Kodak's closing stock price	$4.68	$8.05	$8.62
Expected stock price volatility	36.00%	70.00%	70.00%
Risk free rate	1.17%	0.94%	0.80%
Implied credit spread on the Series C Preferred Stock	21.39%	21.75%	21.75%

Series A Preferred Stock:

	Valuation Date
	February 26, 2021	December 31, 2020
Total value of embedded derivative liability (in millions)	$11	$9
Kodak's closing stock price	8.62	8.14
Expected stock price volatility	137.53%	133.44%
Risk free rate	0.07%	0.10%
Yield on the Series A Preferred Stock	14.02%	11.97%

2019 Convertible Notes:

	Valuation Date
	September 30,	August 3,
	2020	2020
Total value of embedded derivative liability immediately prior to extinguishment (in millions)	$9	$429
Value of embedded derivative liability that expired (in millions)	$9	$416
Value of remaining embedded derivative liability (in millions)	$—	$13
Kodak's closing stock price (1)	8.82	16.91
Risk free rate	0.12%	0.12%
Implied credit spread on the 2019 Convertible Notes	8.93%	9.47%

(1)	The closing stock price was used for the September 30, 2020 valuation. The weighted average stock price based on the time of day the shares were transferred was used for the August 3, 2020 valuation.

The Fundamental Change Conversion values at issuance were calculated as the difference between the total value of the 2021 Convertible Notes, Series B or Series C Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the 2021 Convertible Notes are repaid at their maturity or the Series B and Series C Preferred Stock is redeemed on its redemption date and the values of the other embedded derivatives. The Fundamental Change Conversion value reduces the value of the embedded conversion features derivative liability.  Other than events which alter the likelihood of a fundamental change, the value of the Fundamental Change Conversion reflects the value as of the issuance date, amortized for the passage of time.

The calculation of the Fundamental Change and Reorganization Conversion values for the 2019 Convertible Notes and Series A Preferred Stock was the same as the calculation described above for the Fundamental Change Conversion values for the 2021 Convertible Notes and Series B and C Preferred Stock.

The fair values of long-term borrowings were $269 million and $17 million at December 31, 2021 and 2020, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2021.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term borrowings approximate their fair values.

NOTE 14:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Year Ended
	December 31, 2021

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Plates, inks and other consumables	$530	$69	$24	$—	$—	$623
Ongoing service arrangements (1)	79	134	6	—	—	219
Total Annuities	609	203	30	—	—	842
Equipment & Software	50	46	—	—	—	96
Film and chemicals	—	—	180	—	—	180
Other (2)	—	—	2	15	15	32
Total	$659	$249	$212	$15	$15	$1,150

	Year Ended
	December 31, 2020

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Plates, inks and other consumables	$463	$64	$21	$—	$—	$548
Ongoing service arrangements (1)	80	131	3	—	—	214
Total Annuities	543	195	24	—	—	762
Equipment & Software	49	46	—	—	—	95
Film and chemicals	—	—	137	—	—	137
Other (2)	—	—	11	13	11	35
Total	$592	$241	$172	$13	$11	$1,029

	Year Ended
	December 31, 2019

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Plates, inks and other consumables	$572	$83	$13	$—	$—	$668
Ongoing service arrangements (1)	86	155	—	—	—	241
Total Annuities	658	238	13	—	—	909
Equipment & Software	56	55	—	—	—	111
Film and chemicals	—	—	169	—	—	169
Other (2)	13	—	18	12	10	53
Total	$727	$293	$200	$12	$10	$1,242

(1)

Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as revenue from project-based document management and managed print services businesses, which is included in Other above.

(2)	Other includes revenue from professional services, non-recurring engineering services, print and managed media services, tenant rent and related property management services and licensing.

Product Portfolio Summary:

	Year Ended
	December 31, 2021

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Growth engines (1)	$217	$142	$—	$—	$—	$359
Strategic other businesses (2)	442	58	211	15	15	741
Planned declining businesses (3)	—	49	1	—	—	50
	$659	$249	$212	$15	$15	$1,150

	Year Ended
	December 31, 2020

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Growth engines (1)	$162	$135	$3	$—	$—	$300
Strategic other businesses (2)	430	52	159	13	11	665
Planned declining businesses (3)	—	54	10	—	—	64
	$592	$241	$172	$13	$11	$1,029

	Year Ended
	December 31, 2019

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
Growth engines (1)	$180	$140	$3	$—	$—	$323
Strategic other businesses (2)	547	78	172	12	10	819
Planned declining businesses (3)	—	75	25	—	—	100
	$727	$293	$200	$12	$10	$1,242

(1)

Growth engines consist of Sonora in the Traditional Printing segment, PROSPER and Software in the Digital Printing segment and Advanced Materials and Functional Printing in the Advanced Materials and Chemicals segment, excluding intellectual property (IP) licensing.

(2)

Strategic other businesses include plates and CTP equipment and related service in the Traditional Printing segment; brand licensing; Nexpress and related toner business in the Digital Printing segment; and Motion Picture and Industrial Film and Chemicals (including external inks) and IP licensing in the Advanced Materials and Chemicals segment.

(3)

Planned declining businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base or are otherwise not strategic to Kodak. These product families consist of Consumer Inkjet, Kodak Services for Business (“KSB”) and Kodakit in the Advanced Materials and Chemicals segment and Versamark and Digimaster in the Digital Printing segment.

Geography (1):

	Year Ended
	December 31, 2021

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
United States	$135	$109	$152	$15	$15	$426
Canada	12	8	2	—	—	22
North America	147	117	154	15	15	448
Europe, Middle East and Africa	302	85	17	—	—	404
Asia Pacific	181	43	41	—	—	265
Latin America	29	4	—	—	—	33
Total Sales	$659	$249	$212	$15	$15	$1,150

	Year Ended
	December 31, 2020

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
United States	$121	$106	$115	$13	$11	$366
Canada	14	8	1	—	—	23
North America	135	114	116	13	11	389
Europe, Middle East and Africa	257	86	12	—	—	355
Asia Pacific	171	37	43	—	—	251
Latin America	29	4	1	—	—	34
Total Sales	$592	$241	$172	$13	$11	$1,029

	Year Ended
	December 31, 2019

	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	Other	Total
United States	$162	$147	$122	$12	$10	$453
Canada	13	8	2	—	—	23
North America	175	155	124	12	10	476
Europe, Middle East and Africa	300	87	21	—	—	408
Asia Pacific	208	44	54	—	—	306
Latin America	44	7	1	—	—	52
Total Sales	$727	$293	$200	$12	$10	$1,242

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2021, 2020 and 2019.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.   The amounts recorded for contract assets are reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities are reported in Other current liabilities and Other long-term liabilities in the Consolidated Statement of Financial Position.  Contract assets and liabilities consisted of the following:

	As of December 31,
(in millions)	2021	2020
Contract assets	$3	$2

Contract liabilities - current	43	47
Contract liabilities - long-term	14	17
Total	$57	$64

Activity in deferred revenue accounts consisted of:

	Year Ended December 31,
(in millions)	2021	2020	2019
Beginning liabilities recognized in revenue	$37	$43	$34
Cash payments received, net of revenue recognized	28	41	47

NOTE 15:  OTHER OPERATING (INCOME) EXPENSE, NET

	Year Ended December 31,
(in millions)	2021	2020	2019
Expense (income):
Legal settlements	$(7)	$—	$—
Loss (gain) related to the sales of assets (1), (2)	1	(10)	14
Transition services agreement income	—	(6)	(6)
Asset impairments (3), (4)	—	3	6
Other	—	(1)	1
Total	$(6)	$(14)	$15

(1)	In the first quarter of 2020, Kodak sold a property in the U.S. and recognized a gain of $9 million.

(2)	In the third quarter of 2019, Kodak sold its shares of Kodak (China) Graphic Communication Co., Ltd. and recognized a loss of $12 million.

(3)

In the first quarter of 2020 and the fourth quarter of 2019, Kodak recorded impairment charges of $3 million and $4 million, respectively, related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets”.

(4)	In the fourth quarter of 2019, Kodak determined the carrying value of one building no longer in use exceeded its fair value and recorded an impairment charge of $2 million.

NOTE 16:  OTHER (INCOME) CHARGES, NET

	Year Ended December 31,
(in millions)	2021	2020	2019
Change in fair value of embedded conversion features derivative (1)	$(7)	$382	$42
Loss on foreign exchange transactions	2	5	3
Other	—	(1)	1
Total	$(5)	$386	$46

(1)	Refer to Note 13, “Financial Instruments”.

NOTE 17:  INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the related provision for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Earnings (Loss) earnings from continuing operations before income taxes:
U.S.	$(12)	$(388)	$(68)
Outside the U.S.	40	12	8
Total	$28	$(376)	$(60)
U.S. income taxes:
Current benefit	$—	$—	$—
Deferred (benefit) provision	(1)	2	—
Income taxes outside the U.S.:
Current provision (benefit)	4	(3)	7
Deferred provision	1	169	24
Total provision	$4	$168	$31

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Amount computed using the statutory rate	$6	$(79)	$(13)
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	(1)	2	(1)
Operations outside the U.S.	8	3	22
Legislative tax law and rate changes	(28)	(11)	1
Valuation allowance	20	220	11
Tax settlements and adjustments, including interest	(1)	(43)	2
Embedded derivative liability	(1)	81	9
Other, net	1	(5)	—
Provision from income taxes	$4	$168	$31

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2021	2020
Deferred tax assets
Pension and postretirement obligations	$—	$25
Restructuring programs	1	2
Leasing	3	4
Foreign tax credit	358	358
Inventories	10	9
Investment tax credit	33	42
Employee deferred compensation	26	26
Depreciation	37	36
Research and development costs	42	40
Tax loss carryforwards	499	480
Other deferred revenue	2	2
Other	85	89
Total deferred tax assets before valuation allowances	$1,096	$1,113
Valuation allowances	(934)	(1,112)
Total net deferred tax assets	$162	$1

Deferred tax liabilities
Pension and postretirement obligations	$(162)	$—
Goodwill/intangibles	(9)	(10)
Unremitted foreign earnings	(20)	(22)
Total deferred tax liabilities	(191)	(32)
Net deferred tax liabilities	$(29)	$(31)

Deferred tax liabilities are reported in the following component within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
	2021	2020
Other long-term liabilities	(29)	(31)
Net deferred tax liabilities	$(29)	$(31)

As of December 31, 2021, Kodak had available domestic and foreign NOL carry-forwards for income tax purposes of approximately $2,058 million, of which approximately $866 million have an indefinite carry-forward period.  The remaining $1,192 million expire between the years 2022 and 2038.  As of December 31, 2021, Kodak had unused foreign tax credits and investment tax credits of $358 million and $33 million, respectively, with various expiration dates through 2035.

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

Kodak had deferred tax liabilities of $20 million and $22 million for potential taxes on the undistributed earnings, including foreign withholding taxes, as of December 31, 2021 and 2020, respectively.

Kodak’s valuation allowance as of December 31, 2021 was $934 million.  Of this amount, $360 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $351 million, and $574 million related to Kodak’s net deferred tax assets in the U.S. of $554 million, for which Kodak believes it is not more likely than not that the assets will be realized.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows

(in millions):

	Year Ended December 31,
	2021	2020	2019
Balance as of January 1	$8	$54	$57
Tax positions related to the current year:
Additions	—	—	—
Tax positions related to prior years:
Additions	—	2	1
Reductions	(1)	(42)	(1)
Settlements with taxing jurisdictions	(3)	(6)	(3)
Balance as of December 31	$4	$8	$54

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of provision for income taxes.  Kodak had approximately $11 million and $14 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2021 and 2020, respectively.

Kodak had uncertain tax benefits of approximately $15 million and $22 million as of December 31, 2021 and 2020, respectively, that, if recognized, would affect the effective income tax rate.  Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position.  Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

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

During 2021 Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years through 2014.  For these years Kodak originally recorded liabilities for unrecognized tax positions (“UTPs”) totaling $3 million (plus interest of approximately $4 million) which were substantially offset by prepaid assets.

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

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  Kodak has substantially concluded all U.S. federal income tax matters for years through 2017 and state income tax matters for years through 2015 with the respective tax authorities.  With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2013 with respective foreign tax jurisdiction authorities.

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

The activity incurred in relation to restructuring programs during the three years ended December 31, 2021 were as follows (in millions):

	Severance Reserve (1)	Exit Costs Reserve (1)	Total
Balance as of December 31, 2018	$6	$2	$8
Charges	16	—	16
Utilization/cash payments	(8)	(1)	(9)
Other adjustments & reclasses (2)	(3)	—	(3)
Balance as of December 31, 2019	11	1	12
Charges	16	1	17
Utilization/cash payments	(14)	(1)	(15)
Other adjustments & reclasses (2)	(3)	—	(3)
Balance as of December 31, 2020	10	1	11
Charges	6	—	6
Utilization/cash payments	(10)	—	(10)
Other adjustments & reclasses (2)	(2)	—	(2)
Balance as of December 31, 2021	$4	$1	$5

(1)	The severance and exit costs reserves require the outlay of cash. Any long-lived asset impairments and inventory write-downs would represent non-cash items.
(2)	The $2 million in 2021 and the $3 million in both 2020 and 2019 represented severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

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

2021 Activity

Restructuring actions taken in 2021 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and other administrative functions.

As a result of these actions, for the year ended December 31, 2021 Kodak recorded $6 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2021 severance costs related to the elimination of approximately 130 positions, including approximately 70 administrative and 60 manufacturing/service positions.  The geographic composition of these positions included approximately 70 in the U.S. and Canada and 60 throughout the rest of the world.

As a result of these initiatives, the majority of the severance liabilities as of December 31, 2021 will be paid during periods through the end of the second quarter of 2022.  The exit cost reserves primarily relate to a liability for which timing of the payment is uncertain.

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

For U.S. employees hired prior to March 1999, KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings.  KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted into the cash balance formula during a special election period.  Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”).  The Cash Balance Plan credits employees' hypothetical accounts with an amount equal to a specified percentage of their pay, plus interest based on the 30-year Treasury bond rate.  The crediting rates are currently either 9% or 10% of pay based on employee classification.

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

Information on the major funded and unfunded U.S. and Non-U.S. defined benefit pension plans is presented below. The information for the U.S. for all years presented relates to KRIP.  The composition of the major Non-U.S. plans may vary from year to year.  If the major Non-U.S. plan composition changes, prior year data is conformed to ensure comparability.

Obligations and Funded Status:

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended December 31, 2021		Year Ended December 31, 2020
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$3,476	$912	$3,475	$834
Service cost	11	3	11	3
Interest cost	47	5	86	9
Benefit payments	(318)	(48)	(277)	(47)
Actuarial (gain) loss	(86)	21	299	39
Settlements	—	—	(121)	—
Special termination benefits	2	—	3	—
Currency adjustments	—	(77)	—	74
Projected benefit obligation at end of period	$3,132	$816	$3,476	$912

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,707	$696	$3,610	$661
Gain on plan assets	716	32	495	20
Employer contributions	—	7	—	7
Benefit payments	(318)	(48)	(277)	(47)
Settlements	—	—	(121)	—
Currency adjustments	—	(61)	—	55
Fair value of plan assets at end of period	$4,105	$626	$3,707	$696

Over (under) funded status at end of period	$973	$(190)	$231	$(216)

Accumulated benefit obligation at end of period	$3,130	$800	$3,473	$903

An actuarial gain of $86 million for the U.S. was recognized in 2021 driven by an increase in the discount rate ($105 million), partially offset by losses due to changes in mortality and other demographic assumptions.  In 2020, an actuarial loss of $299 million was recognized for the U.S. Plan driven primarily by a decrease in the discount rate ($276 million).  The Non-U.S. actuarial loss recognized in 2021 was driven primarily by changes in inflation and other demographic assumptions partially offset by an increase in discount rates, whereas the loss in 2020 was driven primarily by changes in discount rates.

The U.S. recognized a gain on plan assets for the years ended December 31, 2021 and 2020 of $716 million and $495 million, respectively.  The gain for 2021 reflects higher expected returns for the U.S. private equity and hedge fund portfolios, and the gain for 2020 reflects strong stock and bond market performance as well as realized gains recorded from derivative investments held by the U.S.  The total net realized (losses) gains from these derivative investments for 2021 and 2020 was approximately ($23) million and $159 million, respectively.  Refer to discussion below on derivative instruments for further information.

The settlement amount of $121 million for the U.S. for the year ended December 31, 2020 represents lump sum payments from KRIP.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.54%	1.48%	2.09%	1.01%	2.97%	1.44%
Salary increase rate	1.00%	2.39%	3.50%	1.56%	3.50%	1.72%
Interest crediting rate for cash balance plan	2.00%	NA	1.75%	NA	2.50%	NA

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension and other postretirement assets	$973	$36	$231	$16
Pension and other postretirement liabilities	—	(226)	—	(232)
Net amount recognized	$973	$(190)	$231	$(216)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets is as follows (in millions):

`	As of December 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$575	$—	$618
Fair value of plan assets	—	349	—	386

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets is as follows (in millions):

	As of December 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$—	$560	$—	$609
Fair value of plan assets	—	349	—	386

Amounts recognized in accumulated other comprehensive income (loss) in shareholders’ equity for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$6	$2	$13	$2
Net actuarial gain (loss)	445	(177)	(220)	(182)
Total	$451	$(175)	$(207)	$(180)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established gain (loss)	$635	$(4)	$—	$(38)	$16	$(30)
Amortization of:
Prior service credit	(7)	—	(7)	—	(7)	—
Net actuarial loss	30	9	15	7	—	5
Curtailment gain recognized in expense	—	—	—	—	(2)	—
Net loss recognized in expense due to settlement	—	—	9	—	—	—
Total income (loss) recognized in Other comprehensive income	$658	$5	$17	$(31)	$7	$(25)

For the year ended December 31, 2021, the U.S. gain was driven primarily by asset actuarial gains ($549 million) and the projected benefit obligation actuarial gain of $86 million.

Pension Income:

Pension income for all defined benefit plans included (in millions):

	Year Ended December 31,
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$11	$3	$11	$3	$10	$3
Interest cost	47	5	86	9	122	13
Expected return on plan assets	(167)	(15)	(196)	(19)	(214)	(22)
Amortization of:
Prior service credit	(7)	—	(7)	—	(7)	—
Actuarial loss	30	9	15	7	—	5
Pension income before special termination benefits	(86)	2	(91)	—	(89)	(1)
Special termination benefits	2	—	3	—	3	—
Curtailment gains	—	—	—	—	(2)	—
Settlement losses	—	—	9	—	—	—
Net pension income for major defined benefit plans	(84)	2	(79)	—	(88)	(1)
Other plans including unfunded plans	—	(2)	—	1	—	(3)
Net pension (income), expense	$(84)	$—	$(79)	$1	$(88)	$(4)

The $2 million curtailment gain for the year ended December 31, 2019 was incurred as a result of the sale of FPD.  In addition, the amounts shown in Other Plans for the year ended December 31, 2019 include $5 million of settlement gains due to the transfer of non-major, non-U.S. pension liabilities as a result of the sale of FPD.  These amounts are included in Earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

The $9 million settlement loss for the year ended December 31, 2020 was incurred as a result of lump sum payments from KRIP.

The special termination benefits for each of the years ended December 31, 2021, 2020 and 2019 were incurred as a result of Kodak's restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	2.11%	1.17%	2.97%	1.48%	4.03%	2.47%
Effective rate for interest cost	1.42%	0.70%	2.58%	1.19%	3.75%	1.89%
Salary increase rate	3.50%	1.56%	3.50%	1.72%	3.50%	2.06%
Expected long-term rate of return on plan assets	5.20%	2.56%	6.00%	3.27%	6.50%	3.46%
Interest crediting rate for cash balance plan	1.75%	NA	2.50%	NA	2.50%	NA

The expected return on plan assets (“EROA”) is a long-term rate of return which is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.

Kodak uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows.

Plan Asset Investment Strategy

The investment strategy underlying the asset allocation for the pension assets is to achieve an optimal return on assets with an acceptable level of risk while providing for the long-term liabilities and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plans.  This is primarily achieved by investing in a broad portfolio constructed of various asset classes including equity, debt, real estate, private equity, hedge funds and other assets and instruments.  In addition, the U.S. Plan uses derivative investments primarily to hedge liability interest rate risk to U.S. government bonds.  Other investment objectives include maintaining broad diversification between and within asset classes, investment managers and managing asset volatility relative to plan liabilities.

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

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, individual fund and single investment manager.  As of December 31, 2021 there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets. As of December 31, 2020, there was an investment manager of a hedge fund and a fund included in the global balanced asset allocations funds asset class that managed 12% of U.S. Plan Assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plan by asset category, are as follows:

	As of December 31,
	2021	2020	2021 Target
Asset Category
Equity securities	5%	7%	2-8%
Debt securities	11%	12%	9-15%
Real estate	1%	1%	0%
Cash and cash equivalents	5%	5%	0-10%
Global balanced asset allocation funds	8%	14%	5-11%
Private equity	26%	21%	15-21%
Hedge funds (1)	44%	40%	49-61%
Total	100%	100%

(1)	The 2021 target for hedge funds includes a policy allocation to U.S. government bonds that is obtained via treasury futures contracts.

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2021	2020	2021 Target
Asset Category
Equity securities	6%	5%	0-10%
Debt securities	17%	26%	10-20%
Real estate	2%	2%	0-5%
Cash and cash equivalents	2%	2%	0-5%
Global balanced asset allocation funds	0%	6%	0%
Hedge Funds	5%	7%	0-10%
Private equity	7%	4%	0-10%
Insurance contracts	61%	48%	25-75%
Total	100%	100%

Derivative Investments

The U.S. defined benefit pension plan derivative instruments consist of direct investments in exchange traded futures contracts.  Government bond exposure is obtained via U.S. government bond futures.  Foreign currency futures contracts are used to partially hedge foreign currency risk.

As of December 31, 2021 and 2020, the notional amount for exchange traded futures contracts approximated $1.0 billion and $1.7 billion, respectively.  Realized gains and losses from these derivative investments are included in the gain on plan assets balance.  The total fair value of these derivative instruments at December 31, 2021 and 2020 was $10 million and ($4) million, respectively, which represents the unrealized gains and losses on these contracts and is included in the derivative line items in the table of plan assets below.  The U.S. defined benefit pension plan is required to maintain cash on deposit to collateralize its obligations under its futures contracts.  As of December 31, 2021 and 2020, approximately $ 17 million and $40 million in cash, respectively, was on deposit to fulfill these requirements and is included in the cash and cash equivalents asset class in the table below.

The U.S. Plan invests in a diversified portfolio of hedge funds that may utilize derivative instruments to execute their investment strategy. Any gains or losses, as well as changes in the fair value of derivative investments held by the hedge fund are included in the hedge fund’s net asset value.

Fair Value Measurements

Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value (“NAV”) per share expedient.  Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

The fair value of Kodak’s U.S. defined benefit pension plan assets at December 31, 2021 and 2020 by asset class are presented in the tables below:

U.S. Plan

December 31, 2021

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$202	$—	$—	$—	$202

Global equity securities funds	—	—	—	201	201

Debt Securities:
Investment grade bonds	—	440	—	—	440

Real estate	—	—	—	36	36

Global balanced asset allocation funds	—	—	—	327	327

Other:
Hedge funds	—	6	—	1,801	1,807
Private Equity	—	—		1,082	1,082
Derivatives with unrealized gains	10	—	—	—	10
	$212	$446	$—	$3,447	$4,105

U.S. Plan

December 31, 2020

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$197	$—	$—	$—	$197

Global equity securities funds	—	—	—	254	254

Debt Securities:
Investment grade bonds	—	446	—	—	446

Real estate	—	—	—	37	37

Global balanced asset allocation funds	—	—	—	514	514

Other:
Hedge funds	—	5	—	1,485	1,490
Private Equity	—	—	5	768	773
Derivatives with unrealized gains	3	—	—	—	3
Derivatives with unrealized losses	(7)	—	—	—	(7)
	$193	$451	$5	$3,058	$3,707

Assets not utilizing the NAV per share expedient are valued as follows:

(1)

Cash and cash equivalents are primarily held in short term investment funds and are used for benefit and fee payments, as well as for margin and liquidity requirements associated with the U.S. Plan’s derivative instrument contracts.

(2)	Debt securities are traded on an active market and are valued using a market approach based on the closing price on the last business day of the year.

Investments Valued at NAV

Kodak performs an investment-by-investment analysis to determine if the investment meets the requirements to be measured at NAV.  For investments with lagged pricing, Kodak uses the latest available net asset values and considers expected return and other relevant material events for the year-end valuation of these investments.

The total fair value, unfunded commitments and redemption provisions for the U.S defined benefit pension plan’s investments valued at NAV are as follows:

Investments Valued at NAV at December 31, 2021
(in millions):	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Global equity securities fund	$201	$—	Monthly, Quarterly	6-90 days
Real estate	36	—	N/A	N/A
Global balanced asset allocation funds	327	—	Monthly	6-15 days
Private equity	1,082	262	N/A	N/A
Hedge Funds	1,801	26	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$3,447	$288

Investments Valued at NAV at December 31, 2020
(in millions):	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Global equity securities fund	$254	$—	Monthly, Quarterly	6-90 days
Real estate	37	—	N/A	N/A
Global balanced asset allocation funds	514	—	Monthly	6-15 days
Private equity	768	268	N/A	N/A
Hedge Funds	1,485	—	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$3,058	$268

Global Equity Securities Funds hold a broad diversified portfolio of U.S. equity, developed international equity, and emerging markets equity securities.  These investments are primarily valued by the fund administrator based on a market or income valuation methodology depending on the specific type of security or instrument held.

Real estate investments primarily include investments in limited partnerships that invest in office, industrial, retail and apartment properties. Investments are primarily valued by the fund manager based on independent appraisals, discounted cash flow models, cost and comparable market transactions.  The term of each fund is typically 10 or more years and the fund’s investors do not have an option to redeem their interest in the fund but receive distributions through the liquidation of the underlying investments.

The Global Balanced Asset Allocation Fund investments are commingled funds that hold a diversified portfolio of passive market exposures, including equities, debt, currencies and commodities that uses an equal risk parity allocation strategy.  These investments are primarily valued by the fund manager based on a market or income valuation methodology depending on the specific type of security or instrument held.

Private equity investments are primarily comprised of direct limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital, leveraged buyouts and special situations.  Private equity investments are valued by the fund manager primarily based on independent appraisals, discounted cash flow models, cost, and comparable market transactions. The term of each fund is typically 10 or more years and the fund’s investors do not have an option to redeem their interest in the fund. The investors in the fund receive distributions through the liquidation of the underlying investments in the fund.

The U.S. Plan invests in a portfolio of hedge funds to supplement the return generated by its exchange traded futures contracts as well as in a separate portfolio of hedge funds where the objective is to seek a higher absolute return.  Hedge fund investments are made through direct investments in individual hedge funds.  The hedge fund investments substantially consist of a diversified portfolio of hedge funds that use equity, debt, commodity, currency strategies and derivative instruments.  The U.S. defined benefit pension plan evaluates several factors for investing in hedge funds including investment strategy, return, risk, liquidity, correlation to other funds and the number of funds to achieve a diversified portfolio of hedge funds.

Hedge funds are typically valued by each fund’s third-party fund administrator based upon the valuation of the underlying securities and instruments, primarily by applying a market or income valuation methodology as appropriate depending on the specific type of security or instrument held.  The U.S. defined benefit pension plan maintains cash liquidity reserves that serve as variation margin for the U. S. Treasury futures contracts directly held by the U. S. Plan to hedge it’s liability duration.  Approximately $87 million and $89 million of cash liquidity reserves associated with hedge funds as of December 31, 2021 and 2020, respectively, are included in the cash and cash equivalents asset class in the table above.

The tables below summarize Kodak’s U.S. defined benefit pension plan investments in hedge funds by type for those investments valued at NAV:

U.S. Plan:

December 31, 2021

(in millions)	Net Asset Value	Redemption Frequency	Redemption Notice Period
Multi-strategy hedge funds	$653	Monthly, Quarterly	15-90 days
Relative value hedge funds	354	Bi-monthly, Quarterly	6-365 days
Directional hedge funds	260	Bi-monthly, Quarterly	5-30 days
Equity long/short hedge funds	225	Quarterly	45-90 days
Sector specialist hedge funds	107	Quarterly	90 days
Long-biased hedge funds	138	Quarterly, Annually	60-75 days
Event driven hedge funds	64	Quarterly	90 days
	$1,801

December 31, 2020

(in millions)	Net Asset Value	Redemption Frequency	Redemption Notice Period
Multi-strategy hedge funds	$530	Monthly, Quarterly	15-90 days
Relative value hedge funds	312	Bi-monthly, Quarterly	6-365 days
Directional hedge funds	222	Bi-monthly, Quarterly	5-30 days
Equity long/short hedge funds	207	Quarterly	45-90 days
Long-biased hedge funds	121	Quarterly, Annually	60-75 days
Event driven hedge funds	93	Quarterly	90 days
	$1,485

Hedge funds typically have the right to restrict redemption requests beyond Kodak’s control.  In these cases, redemptions may extend beyond the general redemption terms outlined in the table above.  Certain hedge fund investments have no redemption rights and will become liquid only upon sale by the hedge fund managers.  As of both December 31, 2021 and 2020, these investments represented approximately 5% of the hedge funds investments valued at NAV.

Liquidity

Approximately 27% of total U.S. defined benefit pension plan assets as of December 31, 2021 are invested in real estate funds, private equity funds and other investments where the Company receives distributions through the liquidation of the underlying investments.  Liquidity of U.S. defined benefit pension plan assets is managed to minimize the likelihood that these investments would need to be sold to cover benefit payments, derivative losses, or any other short-term need.

The total unfunded commitments, if and when they are called over the term of each investment, are expected to be funded by the available liquidity in the U.S. defined benefit pension plan consistent with historical experience.

The fair value of Kodak’s major Non-U.S. defined benefit pension plans assets at December 31, 2021 and 2020 by asset class are presented in the tables below:

Major Non-U.S. Plans

December 31, 2021

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$13	$—	$—	$—	$13

Equity securities	38	—	—	—	38

Debt securities:
Investment grade bonds	49	56	—	—	105
Global high yield & emerging market debt	2	—	—	—	2

Real estate	—	—	—	12	12

Other:
Hedge Funds	—	—	—	32	32
Private equity	—	—	—	42	42
Insurance contracts	—	40	342	—	382
	$102	$96	$342	$86	$626

Major Non-U.S. Plans

December 31, 2020

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total
Cash and cash equivalents	$10	$—	$—	$7	$17

Equity securities	36	—	—	—	36

Debt securities:
Investment grade bonds	87	90	—	—	177
Global high yield & emerging market debt	2	—	—	—	2

Real estate	—	—	—	12	12

Global balanced asset allocation funds	—	—	—	38	38

Other:
Hedge funds	—	—	—	48	48
Private equity	—	—	—	30	30
Insurance contracts	—	45	291	—	336
	$135	$135	$291	$135	$696

For Kodak’s major non-U.S. defined benefit pension plans, equity investments are invested broadly in local equity, developed international and emerging markets.  Fixed income investments are comprised primarily of government and investment grade corporate bonds.  Real estate investments primarily include investments in limited partnerships that invest in office, industrial, and retail properties.  Global Balanced Asset Allocation investments are commingled funds that hold a diversified portfolio of passive market exposures, including equities, debt, currencies and commodities.  Hedge fund investments are comprised of a diversified portfolio of hedge funds using equity, debt, commodity and currency instruments.  Private equity investments are comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital and leveraged buyouts.  Insurance contracts are typically annuities from life insurance companies covering specific pension obligations.

Investments in real estate and private equity funds the investors do not have an option to redeem their interest in the fund. The investors in the fund receive distributions through the liquidation of the underlying investments in the fund.  There are no material unfunded commitments as of December 31, 2021 and 2020.

Of the December 31, 2021 and 2020 investments shown in the major Non-U.S. plans table above, there are no material derivative exposures.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans:

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2021	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2021
Private Equity	5	(5)	—	—	—
Total	$5	$(5)	$—	$—	$—

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2020	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2020
Private Equity	7	(2)	—	—	5
Total	$7	$(2)	$—	$—	$5

	U.S.
		Net Realized and Unrealized Gains
(in millions)	Balance at January 1, 2019	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2019
Private Equity	6	2	—	(1)	7
Total	$6	$2	$—	$(1)	$7

	Non - U.S.
		Net Realized and Unrealized Gains
	Balance at January 1, 2021 (1)	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2021
Insurance Contracts	291	(37)	—	88	342
Total	$291	$(37)	$—	$88	$342

	Non - U.S.
		Net Realized and Unrealized Gains
	Balance at January 1, 2020	Relating to Assets Still Held	Relating to Assets Sold During the Period	Net Purchases, Sales and Settlements	Balance at December 31, 2020
Insurance Contracts	273	18	—	—	291
Total	$273	$18	$—	$—	$291

(1)	During 2020 the Company reclassified certain investments from Level 2 to Level 3.

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

	U.S.	Non-U.S.
2022	$285	$47
2023	270	46
2024	259	45
2025	247	45
2026	234	44
2027 - 2031	994	202

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

The measurement date used to determine the net benefit obligation for Kodak's other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
	2021	2020
Net benefit obligation at beginning of period	$63	$63
Interest cost	1	1
Plan participants’ contributions	1	1
Actuarial loss	(6)	1
Benefit payments	(3)	(3)
Net benefit obligation at end of period	56	63

Underfunded status at end of period	(56)	(63)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
	2021	2020
Other current liabilities	$(3)	$(3)
Pension and other postretirement liabilities	(53)	(60)
	$(56)	$(63)

Amounts recognized in Accumulated other comprehensive loss consist of (in millions):

	As of December 31,
	2021	2020
Net actuarial gain	$10	$4

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
	2021	2020
Newly established (gain) loss	$(6)	$1
Total gain recognized in Other comprehensive income	$(6)	$1

Other postretirement benefit cost included:

	Year Ended December 31,
	2021	2020	2019
Components of net postretirement benefit cost:
Service cost	$—	$—	$—
Interest cost	1	1	2
Amortization of:
Actuarial gain	—	—	(1)
Other postretirement benefit cost from continuing operations	$1	$1	$1

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2021	2020
Discount rate	2.79%	2.21%
Salary increase rate	1.85%	1.80%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2021	2020	2019
Effective rate for interest cost	1.71%	2.67%	3.26%
Salary increase rate	1.70%	1.80%	2.35%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2021	2020
Healthcare cost trend	5.48%	5.33%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.38%	3.14%
Year that the rate reaches the ultimate trend rate	2040	2039

 The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2022	$3
2023	3
2024	3
2025	3
2026	3
2027-2031	15

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 follows (in millions):

	Year Ended December 31,
(in millions)	2021	2020	2019
Income (loss) from continuing operations attributable to Eastman Kodak Company	$24	$(544)	$(91)
Less: Preferred Stock cash and accrued dividends	(4)	(11)	(11)
Less: Preferred Stock in-kind dividends	(4)	-	-
Less: Preferred Stock deemed dividends	(3)	(9)	(9)
Plus: Expiration of Series A embedded derivative	11	-	-
Less: Earnings attributable to Series C Preferred shareholders	(2)	—	—
Income (loss) from continuing operations available to common shareholders - basic and diluted	$22	$(564)	$(111)

Net income (loss) attributable to Eastman Kodak Company	$24	$(541)	$116
Less: Preferred Stock cash and accrued dividends	(4)	(11)	(11)
Less: Preferred Stock in-kind dividends	(4)	—	—
Less: Preferred Stock deemed dividends	(3)	(9)	(9)
Plus: Expiration of Series A embedded derivative	11	—	—
Less: Earnings attributable to Series C Preferred shareholders	(2)	—	—
Net income (loss) available to common shareholders - basic and diluted	$22	$(561)	$96

Weighted-average common shares outstanding - basic	78.4	57.4	43.0
Effect of dilutive securities:
Unvested restricted stock units	0.1	—	—
Stock options	2.0	—	—
Weighted-average common shares outstanding - diluted	80.5	57.4	43.0

The computation of diluted earnings per share for the year ended December 31, 2021 excluded the impact of (1) the assumed conversion of $25 million of 2021 Convertible Notes, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.0 million shares of Series C Preferred Stock, (4) the assumed exercise of 2.9 million outstanding employee stock options because they would have been anti-dilutive.

As a result of the loss from continuing operations available to common shareholders for the years ended December 31, 2020 and 2019, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported earnings from continuing operations available to common shareholders for the years ended December 31, 2020 and 2019, the calculation of diluted earnings per share would have included the assumed conversion of 0.6 million unvested restricted stock units for both periods and 0.7 million stock options for the year ended December 31, 2020.

The computation of diluted earnings per share for the years ended December 31, 2020 and 2019 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock, and (2) the assumed conversion of 4.0 million and 6.8 million outstanding employee stock options, respectively, because they would have been anti-dilutive.  The computation of diluted earnings per share for the year ended December 31, 2019 also excluded the assumed conversion of $100 million of 2019 Convertible Notes because the effects would have been anti-dilutive.

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

The maximum number of shares of common stock available for grant under the 2013 Plan is 13.0 million.  For stock option grants awarded on or prior to May 19, 2021, for the number of shares available for grant under the 2013 Plan, a stock option counted as a fraction of a share, based on the fair market value of the stock option relative to the closing stock price on the date of grant.  For stock option awards granted after May 19, 2021, a stock option counts as one share.  Each restricted stock unit and restricted stock award counts as one share. The total number of shares of common stock registered for issuance under the 2013 Plan is approximately 13.5 million.  In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.5 million shares.

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

Restricted Stock Units and Restricted Stock awards

Restricted stock units and restricted stock awards are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost related to restricted stock units and restricted stock awards was $5 million, $1 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted average grant date fair value of restricted stock units and awards granted for the years ended December 31, 2021, 2020 and 2019 was $8.50, $2.91 and $2.93, respectively.  The total fair value of restricted stock units and awards that vested was $6 million for the year ended December 31, 2021 and $2 million for both the years ended December 31, 2020 and 2019.  As of December 31, 2021, there was $4 million of unrecognized compensation cost related to restricted stock units.  The cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information about restricted stock unit and award activity for the year ended December 31, 2021:

	Number of Restricted Stock Units/Awards	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2020	380,960	$3.31
Granted	1,112,741	$8.50
Vested	616,549	$5.88
Forfeited	4,275	$3.90
Outstanding on December 31, 2021	872,877	$8.10

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2021:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding on December 31, 2020	7,724,426	$8.10
Expired	438,538	$22.01
Exercised	44,581	$3.90
Forfeited	6,858	$3.90
Outstanding on December 31, 2021	7,234,449	$7.29	3.59	$5
Exercisable on December 31, 2021	6,861,191	$7.40	3.56	$4
Expected to vest December 31, 2021	373,258	$5.21	4.13	$—

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

The Company issued stock-based compensation grants for 2.4 million stock options on July 27, 2020.  The terms of 1.8 million of the options awarded on July 27, 2020 provided for immediate vesting or vesting upon conversion of the 2019 Convertible Notes.  As 100% of the 2019 Convertible Notes were converted during the three months ended September 30, 2020, the 1.8 million options with accelerated vesting terms vested in that same period.  The remaining 0.6 million options provide for vesting terms of between two and three years.

The valuation of the stock options granted on July 27, 2020 resulted in approximately $12.6 million of compensation expense being reported in Selling, general and administrative expenses in the Consolidated Statement of Operations in the year ended December 31, 2021.

There were less than 1 million options exercised in the year ended December 31, 2021, approximately 2.0 million options exercised in the year ended December 31, 2020 and no options exercised in the year ended December 31, 2019.  The options exercised in 2020 included 0.3 million options exercised by ex-employees of Kodak that had previously been forfeited.  The Company issued shares to the ex-employees in exchange for proceeds based on the exercise prices of the forfeited options.  The Company is accounting for the exercise of the forfeited options as a modification of the original awards.

The Company recovered $3.6 million during the three months ended December 31, 2020 from certain of the ex-employees and received a $2.0 million refund of withholding taxes on behalf of those ex-employees in the year ended December 31, 2021.

The Company recognized compensation expense of approximately $5.1 million in the three months ended September 30, 2020 related to the 0.3 million previously forfeited options, representing the fair value of the shares issued to the ex-employees less the exercise proceeds received from the ex-employees.  Stock compensation expense, reported in Selling, general and administrative expenses in the Consolidated Statement of Operations, was reduced by $4.6 million in the three months ended December 31, 2020, representing the cash received for certain of the erroneous grants and the refund of withholding taxes due on behalf of the ex-employees.  Income recognized in excess of the original stock compensation expense recorded for each individual grant (approximately $1.0 million) was recognized in Other operating (income) expense, net in the Consolidated Statement of Operations.

The weighted average grant date fair value of options granted for the years ended December 31, 2020 and 2019 was $5.86 and $1.73,  respectively.  There were no options granted in the year ended December 31, 2021.  The total fair value of options that vested during the years ended December 31, 2021, 2020 and 2019 was $2 million, $13 million and $7 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2021, 2020 and 2019 was $2 million, $14 million and $5 million, respectively.

As of December 31, 2021, there was $1.0 million of unrecognized compensation cost related to stock options.  The cost is expected to be recognized over a weighted average period of 1.2 years.

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

The following inputs were used for the valuation of option grants issued in each year (there were no stock option grants issued in the year ended December 31, 2021):

	Year Ended December 31,
	2020	2019
Weighted-average fair value of options granted	$1.50	$1.73
Weighted-average risk-free interest rate	2.43%	2.47%
Expected option lives	3.7 years	4.5 years
Weighted-average volatility	98%	90%
Expected dividend yield	0.00%	0.00%

Given the volatility of the Company’s stock price in the third quarter of 2020, the Company utilized a lattice-based valuation model to value the time-based vesting awards granted July 27, 2020 and a Monte Carlo simulation valuation model to value the options granted on July 27, 2020 which vested upon conversion of the 2019 Convertible Notes.

The following inputs were used in the lattice-based valuation of the July 27, 2020 option grants:

July 27, 2020
Option Awards
Weighted-average fair value of options granted	$6.57
Range of risk-free interest rates	0.11% - 0.30%
Weighted-average term	5.57 years
Weighted-average volatility	98%
Weighted-average expected dividend yield	0.00%

NOTE 23: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2021 there were 78.7 million shares of common stock outstanding, 1.0 million shares of Series B preferred stock issued and outstanding and 1.0 million shares of Series C preferred stock issued and outstanding.  As of December 31, 2020 there were 77.2 million shares of common stock outstanding and 2.0 million shares of Series A preferred stock issued and outstanding.

Treasury Stock

Treasury stock consisted of approximately 0.8 million shares and 0.7 million shares at December 31, 2021 and 2020, respectively.

Registration Statements

On August 10, 2021, the Company filed a Registration Statement on Form S-3 (Registration No. 254352) to register for possible resale from time to time of up to 44,490,032 shares of common stock, subject to adjustments for stock splits, stock dividends and reclassifications and similar transactions (the “Resale Shares”). The Company registered the Resale Shares to satisfy its obligations under the following agreements:

(1)

A registration rights agreement (the “Backstop Registration Rights Agreement”), dated as of September 3, 2013, between the Company and GSO Capital Partners LP, on behalf of various managed funds, BlueMountain Capital Management, LLC, on behalf of various managed funds, George Karfunkel, United Equities Commodities Company, Momar Corporation and Contrarian Capital Management, LLC, on behalf of Contrarian Funds, LLC, which, prior to the expiration of the Backstop Registration Rights Agreement on October 16, 2021, required the registration of certain shares of common stock.

(2)

A Series A Preferred Stock repurchase and exchange agreement, dated as of February 26, 2021, with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), extending the registration rights provided under a registration rights agreement, dated as of November 15, 2016, with Southeastern and the Purchasers, to shares of our common stock issuable upon conversion of 1,000,000 shares of Series B Preferred Stock (as defined herein) issued thereunder.

(3)

A registration rights agreement, dated as of May 24, 2019, with the Purchasers, providing the Purchasers with registration rights in respect of 31,497,850 shares of our common stock issuable upon conversion of our 5.00% Secured Convertible Notes due 2021 issued pursuant to a notes purchase agreement, dated as of May 20, 2019, with the Purchasers.

(4)

A registration rights agreement, dated as of February 26, 2021, with GO EK Ventures IV, LLC (the “Investor”), a fund managed by Grand Oaks Capital, providing the Investor with registration rights in respect of shares of our common stock issuable upon conversion of 1,000,000 shares of Series C Preferred Stock (as defined herein) issued pursuant to a Series C Preferred Stock purchase agreement, dated as of February 26, 2021, with the Investor; and

(5)

A securities registration rights agreement, dated as of February 26, 2021, with certain funds affiliated with Kennedy Lewis Investment Management LLC (the “Buyers”), providing the Buyers with registration rights in respect of (i) 1,000,000 shares of our common stock and (ii) shares of our common stock issuable upon conversion of $25,000,000 aggregate principal amount of our 5.0% unsecured convertible promissory notes due May 28, 2026, in each case, issued in a private placement transaction pursuant to a securities purchase agreement, dated as of February 26, 2021, with the Buyers

On August 10, 2021, the Company filed a shelf Registration Statement on Form S-3 (Registration No. 254353) for the offer and sale of securities from time to time in one or more offerings of up to $500,000,000 of common stock, preferred stock, debt securities, warrants, depositary shares, purchase contracts, guarantees and units. The Company would file a prospectus supplement to include the specific terms of any offering or sale under this shelf registration statement. At December 31, 2021 the Company had not made any offerings or sales of securities pursuant to this registration statement.

NOTE 24:  OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

		Year Ended December 31,
(in millions)		2021	2020	2019
Currency translation adjustments
Currency translation adjustments		$6	$(16)	$3
Amount transferred to net income due to the sale of an investment in a foreign entity		—	—	3
Currency translation adjustments and other		6	(16)	6

Pension and other postretirement benefit plan changes
Newly established net actuarial gain (loss)		632	(34)	(14)
Tax benefit		—	—	9
Newly established net actuarial loss, net of tax		632	(34)	(5)
Reclassification adjustments:
Amortization of prior service credit	(a)	(7)	(7)	(8)
Amortization of actuarial losses	(a)	37	19	4
Recognition of gains (losses) due to settlements and curtailments	(a)	(1)	9	(2)
Total reclassification adjustments		29	21	(6)
Tax provision		—	—	(1)
Reclassification adjustments, net of tax		29	21	(7)
Pension and other postretirement benefit plan changes, net of tax		661	(13)	(12)
Other comprehensive loss		$667	$(29)	$(6)

(a)	Reclassified to Pension income - refer to Note 19, "Retirement Plans" and Note 20, "Other Postretirement Benefits" for additional information.

NOTE 25:  ACCUMULATED OTHER COMPREHENSIVE INCOME LOSS

Accumulated other comprehensive income (loss) is composed of the following:

	As of December 31,
(in millions)	2021	2020
Currency translation adjustments	$(100)	$(106)
Pension and other postretirement benefit plan changes	321	(340)
Ending balance	$221	$(446)

NOTE 26:  SEGMENT INFORMATION

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

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of four lines of business: Industrial Film and Chemicals, Motion Picture, Advanced Materials and Functional Printing and KSB.  KSB was sold to Swiss Post Solutions in December 2020.

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

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2021	2020	2019
(in millions)
Traditional Printing	$659	$592	$727
Digital Printing	249	241	293
Advanced Materials and Chemicals	212	172	200
Brand	15	13	12
Total of reportable segments	1,135	1,018	1,232
Other	15	11	10
Consolidated total	$1,150	$1,029	$1,242

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  As demonstrated in the table below, Operational EBITDA represents the earnings (loss) from continuing operations before income taxes excluding non-service cost components of pension and other postemployment benefits income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; the former CEO separation agreement compensation; other operating income, net (unless otherwise indicated); interest expense; loss on early extinguishment of debt and other income (charges), net.

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

Segment Operational EBITDA and Consolidated Income (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2021	2020	2019
Traditional Printing	$9	$21	$48
Digital Printing	(5)	(10)	(9)
Advanced Materials and Chemicals	(6)	(23)	(34)
Brand	13	11	8
Total of reportable segments	11	(1)	13
Other	2	1	(1)
Depreciation and amortization	(31)	(37)	(55)
Restructuring costs and other	(6)	(17)	(16)
Stock-based compensation	(7)	(15)	(7)
Consulting and other costs (1)	(19)	(9)	(7)
Idle costs (2)	(2)	(3)	(5)
Former CEO separation agreement compensation	—	—	(2)
Other operating income (expense), net, excluding income from transition services agreement (3)	6	7	(22)
Interest expense (4)	(33)	(12)	(16)
Pension income excluding service cost component (4)	102	98	104
Loss on early extinguishment of debt (4)	—	(2)	—
Other income (charges), net (4)	5	(386)	(46)
Consolidated earnings (loss) from continuing operations before income taxes	$28	$(376)	$(60)

(1)	Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives, investigations and litigation.
(2)

Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$6 million of income from the transition services agreement with the Purchaser was recognized in both the years ended December 31, 2020 and 2019.  No income was recognized in the year ended December 31, 2021.  The income was reported in Other operating (income) expense, net in the Consolidated Statement of Operations. Other operating (income) expense, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

Kodak decreased workers’ compensation reserves by approximately $4 million in 2021 driven by changes in discount rates.  The decrease in reserves in 2021 impacted gross profit by approximately $3 million and SG&A by approximately $1 million.

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

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2021	2020	2019
Traditional Printing	$—	$1	$2
Digital Printing	4	3	4
Brand	1	1	1
Consolidated total	$5	$5	$7

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2021	2020	2019
Traditional Printing	$14	$19	$28
Digital Printing	6	7	10
Advanced Materials and 3D Printing	5	5	6
Other	1	1	4
Consolidated total	$26	$32	$48

(in millions)	Year Ended December 31,
Long-lived assets (1) located in:	2021	2020
The United States	$81	$78
Europe, Middle East and Africa	14	22
Asia Pacific	4	5
Canada and Latin America	41	47
Non-U.S. countries total (2)	59	74
Consolidated total	$140	$152

(1)	Long-lived assets are comprised of property, plant and equipment, net.
(2)	Of the total non-U.S. property, plant and equipment in 2021, $39 million are located in Brazil. Of the total non-U.S. property, plant and equipment in 2020, $43 million was located in Brazil.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

NOTE 27:  RELATED PARTY

Kodak’s Executive Chairman and Chief Executive Officer serves on the board of a company that purchased $3 million of products in 2019.  At December 31, 2021, the company owed Kodak $0 million.

NOTE 28:  DISCONTINUED OPERATIONS

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

Simultaneously with entering into the SAPA, the Company and the Purchaser entered into an Earn-out Agreement, pursuant to which the Company will be entitled to an aggregate of up to $35 million in additional cash consideration if FPD achieves agreed EBITDA targets for 2018 ($10 million earn-out), 2019 ($10 million earn-out) and 2020 ($15 million earn-out).  None of the EBITDA targets were achieved.

On April 16, 2019 the Purchaser paid Kodak $15 million as a prepayment for services and products to be provided by Kodak to the Purchaser.  The Purchaser had the option to satisfy its payment obligations to Kodak through a reduction of the prepayment balance or in cash.  As of December 31, 2021, the remaining prepayment balance was $0 million.

The results of operations of FPD are classified as discontinued operations in the Consolidated Statement of Operations.  Direct operating expenses of the discontinued operations are included in the results of discontinued operations.  Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations.

The results of operations of the Business for the year ended December 31, 2019 are presented below:

Year Ended December 31,
(in millions)	2019
Revenues	$44

Cost of sales	28
Selling, general and administrative expenses	10
Research and development expenses	2
Interest expense	7
Gain on divestiture	(214)
Earnings from continuing operations before income taxes	211
Provision for income taxes	4
Earnings (loss) from discontinued operations	$207

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Kodak’s management, with participation of Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K.  Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013).  Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2021.  The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, Kodak’s independent registered public accounting firm, as stated in their report, refer to Item 8. Financial Statement and Supplementary Data.

Changes in Internal Control over Financial Reporting

There was no change identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2022 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2021.  The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Information About Its Executive Officers".  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the caption "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in the Proxy Statement.

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement: "Executive Compensation”, “Director Compensation” and “Board of Directors and Corporate Governance – Compensation, Nominating and Governance Committee Interlocks and Insider Participation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.  “Securities Authorized for Issuance Under Equity Compensation Plans” is shown below.

EQUITY COMPENSATION PLAN INFORMATION

Information as of December 31, 2021, regarding the Company’s equity compensation plans is summarized in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Stock Units and Restricted Stock Awards	Weighted- Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	8,107,326	$7.29	4,988,989
Equity compensation plans not approved by security holders	—	—	—

(1)

Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and restricted stock awards under the First Amendment to the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”), which do not have an exercise price.

(2)

For the purposes of the number of shares available under the Plan, each stock option awarded prior to May 20, 2021 counts as a fraction of a share, based on the financial value of the stock option relative to a share.

(3)

All shares covered by the Plan are now being treated as approved by shareholders based on the approval by shareholders of the amendment and restatement of the Plan on May 20, 2020, and the subsequent amendment of the Plan on May 19, 2021. The shares originally covered by the 2013 Omnibus Incentive Plan (the “Original Plan”) were previously reported as not approved by shareholders because the Original Plan had been approved by the Bankruptcy Court pursuant to the Plan of Reorganization.

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

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS

1.	Valuation and qualifying accounts

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2021
Reserve for doubtful accounts	$10	—	3	$7
Deferred tax valuation allowance	$1,112	33	211	$934

Year ended December 31, 2020
Reserve for doubtful accounts	$8	7	5	$10
Deferred tax valuation allowance	$821	344	53	$1,112

Year ended December 31, 2019
Reserve for doubtful accounts	$9	3	4	$8
Deferred tax valuation allowance	$853	64	96	$821

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

(4.11)	Description of Securities (Incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

*(10.1)

Eastman Kodak Company 2013 Omnibus Incentive Plan (As Amended and Restated effective May 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 as filed August 11, 2020).

*(10.2)

First Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 as filed on August 10, 2021).

*(10.3)

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

*(10.9)

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

*(10.11)

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

*(10.13)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement (with Immediate Vesting) (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

*(10.14)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement (with Modified Accelerated Vesting) (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

*(10.15)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Share Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 as filed on August 10, 2021).

*(10.16)

Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

*(10.17)

Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on March 15, 2016).

*(10.18)

Eastman Kodak Company Executive Compensation for Excellence and Leadership (as amended and restated January 1, 2014). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.19)

Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated February 26, 2021 (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

*(10.20)

James V. Continenza Consolidated Award Agreements, Tranches 1-4, dated February 20, 2019 (Incorporated by reference to Exhibit (10.24) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on April 1, 2019).

*(10.21)

Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.22)	Description of David E. Bullwinkle Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on November 30, 2018).

*(10.23)	Description of John O’Grady Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on April 9, 2018).

*(10.24)

Letter Agreement Regarding Special Severance Plan dated May 31, 2018 between Eastman Kodak Company and Roger W. Byrd, Incorporated by reference to Exhibit (10.31) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed on March 17, 2020).

(10.25)

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

(10.27)

Letter of Credit Facility Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent and Bank of America, N.A., as issuing bank. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.28)

Security Agreement, dated February 26, 2021, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.29)

Credit Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, the Lenders named therein and Alter Domus (US) LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.30)

Guarantee and Collateral Agreement, dated February 26, 2021, made by the Grantors referred to therein, as Grantors, to Alter Domus (US) LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.31)

Intercreditor Agreement, dated as of February 26, 2021, among Bank of America, N.A., as Representative with respect to the ABL Credit Agreement, Bank of America, N.A., as Representative with respect to the LC Credit Agreement, and Alter Domus (US) LLC, as Representative with respect to the Term Loan Agreement, Eastman Kodak Company, and each of the other Grantors party thereto (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.32)

Intercreditor Agreement, dated as of February 26, 2021, among Bank of America, N.A., as Representative with respect to the ABL Credit Agreement, Bank of America, N.A., as Representative with respect to the LC Credit Agreement, Eastman Kodak Company, and each of the other Grantors party thereto (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.33)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

(10.34)

Amendment Number One to Series A Preferred Stock Purchase Agreement, dated as of December 24, 2020, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.35)

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

(10.37)

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
James V. Continenza
Executive Chairman and Chief Executive Officer
March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ James V. Continenza	Executive Chairman and Chief Executive Officer
	James V. Continenza	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Richard T. Michaels	Chief Accounting Officer and Corporate Controller
	Richard T. Michaels	(Principal Accounting Officer)

By:	/s/ B. Thomas Golisano	Director
B. Thomas Golisano

By:	/s/ Philippe D. Katz	Director
Philippe D. Katz

By:	/s/ Kathleen B. Lynch	Director
Kathleen B. Lynch

By:	/s/ Jason New	Director
Jason New

By:	/s/ Darren L. Richman	Director
Darren L. Richman

By:	/s/ Michael E. Sileck, Jr.	Director
Michael E. Sileck, Jr.

Date: March 15, 2022