Form 10-Q
period 2022-03-31
EASTMAN KODAK CO
filed 2022-05-10
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2022

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

As of May 4, 2022, the registrant had 78,919,997 shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2022

[1]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Sales	$234	$209
Services	56	56
Total revenues	290	265
Cost of revenues
Sales	220	185
Services	37	40
Total cost of revenues	257	225
Gross profit	33	40
Selling, general and administrative expenses	43	46
Research and development costs	9	8
Restructuring costs and other	—	1
Other operating income, net	—	(1)
Loss from operations before interest expense, pension income excluding service cost component, other charges, net and income taxes	(19)	(14)
Interest expense	9	4
Pension income excluding service cost component	(30)	(25)
Other charges, net	3	—
(Loss) earnings from operations before income taxes	(1)	7
Provision for income taxes	2	1
Net (loss) income	$(3)	$6

Basic net (loss) income per share attributable to Eastman Kodak Company common shareholders	$(0.08)	$0.17
Diluted net (loss) income per share attributable to Eastman Kodak Company common shareholders	$(0.08)	$0.16

Number of common shares used in basic and diluted net (loss) income per share
Basic	78.7	77.8
Diluted	78.7	80.6

The accompanying notes are an integral part of these consolidated financial statements.

[2]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
NET (LOSS) INCOME	$(3)	$6
Other comprehensive income (loss), net of tax:
Currency translation adjustments	5	(1)
Pension and other postretirement benefit plan obligation activity, net of tax	—	6
Other comprehensive income, net of tax	5	5
COMPREHENSIVE INCOME, NET OF TAX	$2	$11

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2022	2021
ASSETS
Cash and cash equivalents	$309	$362
Trade receivables, net of allowances of $7 and $7, respectively	182	175
Inventories, net	247	219
Other current assets	50	49
Current assets held for sale	2	2
Total current assets	790	807
Property, plant and equipment, net of accumulated depreciation of $446 and $441, respectively	147	140
Goodwill	12	12
Intangible assets, net	32	34
Operating lease right-of-use assets	45	47
Restricted cash	58	54
Pension and other postretirement assets	1,049	1,022
Other long-term assets	54	55
TOTAL ASSETS	$2,187	$2,171

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$182	$153
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	12	13
Other current liabilities	139	142
Total current liabilities	334	309
Long-term debt, net of current portion	256	253
Pension and other postretirement liabilities	375	382
Operating leases, net of current portion	42	45
Other long-term liabilities	200	205
Total liabilities	1,207	1,194

Commitments and Contingencies (Note 6)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	$198	196

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,165	1,166
Treasury stock, at cost	(10)	(10)
Accumulated deficit	(599)	(596)
Accumulated other comprehensive income	226	221
Total shareholders’ equity	782	781
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,187	$2,171

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3)	$6
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	7	8
Pension income	(26)	(21)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	3	1
Non-cash changes in workers' compensation reserves	(4)	—
Stock based compensation	2	3
(Increase) decrease in trade receivables	(9)	8
Increase in inventories	(32)	(22)
Increase in trade payables	31	24
Decrease in liabilities excluding borrowings and trade payables	(13)	(22)
Other items, net	1	(1)
Total adjustments	(40)	(22)
Net cash used in operating activities	(43)	(16)
Cash flows from investing activities:
Additions to properties	(5)	(1)
Net cash used in investing activities	(5)	(1)
Cash flows from financing activities:
Net proceeds from Term Loan Credit Agreement	—	215
Net proceeds from Convertible Notes	—	25
Net proceeds from Series C Preferred Stock	—	99
Proceeds from sale of common stock	—	10
Repurchase of Series A Preferred Stock	—	(100)
Debt issuance costs	—	(2)
Preferred stock cash dividend payments	(1)	(4)
Treasury stock purchases	—	(1)
Net cash (used in) provided by financing activities	(1)	242
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(49)	221
Cash, cash equivalents and restricted cash, beginning of period	423	256
Cash, cash equivalents and restricted cash, end of period	$374	$477

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Three-Month Period Ending March 31, 2022
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196
Net loss	—	—	(3)	—	—	(3)	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	5	—	5	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2022	$—	$1,165	$(599)	$226	$(10)	$782	$198

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

[7]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements have been adopted in 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  ASU 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03 and 2022-02) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses.  The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU is effective January 1, 2023, for Kodak, and interim periods within that fiscal year.  Early adoption is permitted. Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$309	$362
Restricted cash reported in Other current assets	7	7
Restricted cash	58	54
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$374	$423

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

[8]

Restricted cash includes $45 million as of March 31, 2022 and December 31, 2021 representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”).  In addition, Restricted cash as of March 31, 2022 and December 31, 2021 includes an escrow of $5 million and $4 million, respectively, in China to secure various ongoing obligations under the agreements for a strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Restricted cash also included $6 million and $3 million of security posted related to Brazilian legal contingencies as of March 31, 2022 and December 31, 2021, respectively.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2022	2021
Finished goods	$111	$94
Work in process	69	65
Raw materials	67	60
Total	$247	$219

NOTE 4:  CONVERTIBLE SECURITIES

2021 Convertible Notes

On February 26, 2021, the Company entered into a Securities Purchase Agreement with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Buyers”) pursuant to which the Company sold to the Buyers $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 (the “Convertible Notes”) in a private placement transaction.  The Convertible Notes bear interest at a rate of 5.0% per annum, which will be payable in cash on the maturity date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore is considered PIK.  PIK will be added to the carrying value of the debt through the term and interest expense will be recorded using the effective interest method. The maturity date of the Convertible Notes is May 28, 2026.

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

Embedded Derivatives

Kodak allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative as of March 31, 2022 and December 31, 2021 was a liability of $8 million and $4 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 16, “Financial Instruments” for information on the valuation of the derivative.

[9]

The carrying value of the Convertible Notes at both March 31, 2022 and December 31, 2021 was $15 million.  The estimated fair value of the Convertible Notes as of March 31, 2022 was $22 million (Level 3).  The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

Preferred Stock

Redeemable convertible preferred stock was as follows:

	March 31,	December 31,
(in millions)	2022	2021
Series B preferred stock	$94	$94
Series C preferred stock	104	102
Total	$198	$196

Series B Preferred Stock

On February 26, 2021 the Company agreed to exchange the remaining one million shares of Series A Preferred Stock held by Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), for shares of the Company’s newly created 4.0% Series B Convertible Preferred Stock, no par value (the “Series B Preferred Stock”) on a one-for-one basis plus accrued and unpaid dividends.  The fair value of the Series B Preferred Stock at the time of issuance approximated $95 million. The Company has classified the Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividends

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

Embedded Conversion Features

The Company allocated $1 million to the derivative liability based on the aggregate fair value of the embedded conversion feature on the date of issuance which reduced the original carrying value of the Series B Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both March 31, 2022 and December 31, 2021 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 16, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series B Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

[10]

Series C Preferred Stock

Purchase Agreement

On February 26, 2021, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate of 1,000,000 shares of the Company’s newly created 5.0% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”), for a purchase price of $100 per share, representing $100 million of gross proceeds to the Company.  The Investor is a fund managed by Grand Oaks Capital.  The Company has classified the Series C Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividends

The holders of Series C Preferred Stock are entitled to cumulative dividends payable quarterly “in‐kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum.  Dividends owed on the Series C Preferred Stock have been declared and additional Series C shares issued when due.

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

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations.  The fair value of the Series C Preferred Stock derivative as of March 31, 2022 and December 31, 2021 was a liability of $1 million and $2 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 16, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

[11]

NOTE 5: LEASES

Income recognized on operating lease arrangements for the three months ended March 31, 2022 and 2021 is presented below.  Income recognized for sales-type lease arrangements for the three months ended March 31, 2022 and 2021 was $0 million and $1 million, respectively.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Lease income - operating leases:
Lease income	$2	$2
Variable lease income	1	1
Total lease income	$3	$3

NOTE 6: COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company had outstanding letters of credit of $46 million and $44 million issued under the Amended ABL Credit Agreement and the L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $29 million, and restricted cash of $65 million, primarily related to cash collateral for the outstanding letters of credit under the L/C Facility Agreement, to ensure payment of possible casualty and workers’ compensation claims, legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2022, Kodak’s Brazilian Operations maintained accruals of approximately $3 million for claims aggregating approximately $131 million inclusive of interest and penalties where appropriate.  The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  As of March 31, 2022, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $46 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the U.S. International Development Finance Corporation (the “DFC”) announcement (the “DFC Announcement”) of the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”) on July 28, 2020.  The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021.  Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021 which added Kodak’s General Counsel and current and former members of its Board of Directors as additional defendants.  The Company and individual defendants filed motions to dismiss the Consolidated Securities Class Action on December 14, 2021.         The lead plaintiff filed an opposition to the motions to dismiss on February 28, 2022, and the Company and the individual defendants filed responses to the plaintiff’s opposition on April 6, 2022.  The Company intends to continue to vigorously defend itself against the Consolidated Securities Class Action.

[12]

On December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and current and former members of its Board of Directors in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosures (including the successor New York lawsuit discussed below, the “Fiduciary Class Action”).  The Company and each of the individual defendants filed motions to dismiss the Fiduciary Class Action on April 13, 2021.  The plaintiff in the Fiduciary Class Action voluntarily dismissed the Fiduciary Class Action without prejudice on May 26, 2021 and filed a lawsuit substantially similar to the dismissed New Jersey lawsuit in the Supreme Court of the State of New York in Monroe County on October 27, 2021, this time on behalf of a purported class of beneficial and record owners of stock of the Company as of March 26, 2020 who continue to own such stock through the present.  The Company and individual defendants filed motions to dismiss the Fiduciary Class Action on January 19, 2022.  The plaintiff filed an opposition to the motions to dismiss on March 28, 2022, and the Company and the individual defendants filed responses to the plaintiff’s opposition on May 9, 2022.  The Company intends to continue to vigorously defend itself against the Fiduciary Class Action.

The Company has also received five requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions in the context of the DFC Announcement and alleged proxy statement disclosure deficiencies (each a “Derivative Demand”, and collectively the “Derivative Demands”).  On May 19, 2021 Louis Peters, one of the persons making a Derivative Demand (“Peters”), commenced a derivative lawsuit on behalf of the Company against certain officers and current and former directors of the Company and the Company as a nominal defendant in the Supreme Court of the State of New York in Monroe County seeking damages and equitable relief based on alleged breaches of fiduciary duty and unjust enrichment resulting from stock trades, option grants and a charitable contribution in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project (the “State Derivative Lawsuit”).  The plaintiff filed an amended complaint in the State Derivative Lawsuit on August 23, 2021, and the Company and individual defendants filed motions to dismiss (or alternatively, in the case of the Company, a motion for summary judgment) in the State Derivative Lawsuit on October 22, 2021.  On March 17, 2022, the Court issued an order staying the State Derivative Lawsuit pending the resolution of the Federal Derivative Lawsuit described below.

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions.  On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act.  The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit.  An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants filed motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022.

Additional shareholder derivative lawsuits may be brought based on the other Derivative Demands (any such lawsuits, collectively with the State Derivative Lawsuit, the Federal Derivative Lawsuit and the Fiduciary Class Action, the “Fiduciary Matters”).  The Company, acting through a Special Committee of Independent Directors, previously determined that there was no merit to the claims alleged by the Derivative Demands made through the time of its determination (except with respect to the charitable contribution, which was not fully considered by the Special Committee).  See the Company’s Current Report on Form 8‐K filed with the SEC on September 16, 2020.  The Company, acting through a separate Special Litigation Committee of Independent Directors, concurred with the first Special Committee’s findings and further concluded it is not in the Company’s interest to bring or allow any other shareholder to assert any of the claims alleged by the State Derivative Lawsuit or Federal Derivative Lawsuit (with the exception of the Peters claim purportedly arising under Section 10(b) of the Exchange Act, which was not addressed as no demand was made with respect to such claim). The second Special Litigation Committee will carefully review any other additional complaints constituting Fiduciary Matters which may be filed.

The DFC Announcement has also prompted investigations by several congressional committees, the SEC and the New York Attorney General’s office.  The Company has cooperated in those investigations.

[13]

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

In addition, Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, tort and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products. These matters are in various stages of investigation and litigation and are being vigorously defended. Based on information currently available, Kodak does not believe that it is probable that the outcomes in these various matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period. Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2021 to March 31, 2022, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2021	$19
New extended warranty and maintenance arrangements deferred	23
Recognition of extended warranty and maintenance arrangement revenue	(23)
Deferred revenue on extended warranties as of March 31, 2022	$19

NOTE 8:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

[14]

Major Product:

Three Months Ended
March 31, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$145	$16	$7	$—	$—	$168
Ongoing service arrangements (1)	19	34	2	—	—	55
Total annuities	164	50	9	—	—	223
Equipment & software	8	6	—	—	—	14
Film and chemicals	—	—	45	—	—	45
Other (2)	—	—	—	4	4	8
Total	$172	$56	$54	$4	$4	$290

Three Months Ended
March 31, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$121	$17	$5	$—	$—	$143
Ongoing service arrangements (1)	20	34	1	—	—	55
Total annuities	141	51	6	—	—	198
Equipment & software	7	13	—	—	—	20
Film and chemicals	—	—	40	—	—	40
Other (2)	—	—	—	3	4	7
Total	$148	$64	$46	$3	$4	$265

(1)	Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as one-time service revenue.

(2)	Other includes revenue from non-recurring engineering services, tenant rent and related property management services and licensing.

[15]

Product Portfolio Summary:

Three Months Ended
March 31, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$65	$31	$1	$—	$—	$97
Strategic other businesses (2)	107	13	53	4	4	181
Planned declining businesses (3)	—	12	—	—	—	12
Total	$172	$56	$54	$4	$4	$290

Three Months Ended
March 31, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$47	$37	$1	$—	$—	$85
Strategic other businesses (2)	101	14	45	3	4	167
Planned declining businesses (3)	—	13	—	—	—	13
Total	$148	$64	$46	$3	$4	$265

(1)

Growth engines consist of Sonora in the Traditional Printing segment, PROSPER and Software in the Digital Printing segment, and Advanced Materials and Functional Printing in the Advanced Materials and Chemicals segment, excluding intellectual property (“IP”) licensing.

[16]

(2)

Strategic other businesses include plates and Computer to Plate (“CTP”) equipment and related service in the Traditional Printing segment; Nexpress and related toner business in the Digital Printing segment and Motion Picture and Industrial Film and Chemicals (including external inks) and IP licensing in the Advanced Materials and Chemicals segment; the Brand segment and All Other.

(3)

Planned declining businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base or are otherwise not strategic to Kodak. These product families consist of VERSAMARK and Digimaster in the Digital Printing segment.

Geography (1):

Three Months Ended
March 31, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$36	$26	$40	$4	$4	$110
Canada	3	2	—	—	—	5
North America	39	28	40	4	4	115
Europe, Middle East and Africa	84	19	4	—	—	107
Asia Pacific	41	8	10	—	—	59
Latin America	8	1	—	—	—	9
Total	$172	$56	$54	$4	$4	$290

[17]

Three Months Ended
March 31, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$29	$27	$33	$3	$4	$96
Canada	2	3	—	—	—	5
North America	31	30	33	3	4	101
Europe, Middle East and Africa	68	19	3	—	—	90
Asia Pacific	42	14	10	—	—	66
Latin America	7	1	—	—	—	8
Total	$148	$64	$46	$3	$4	$265

(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amount recorded for contract assets at both March 31, 2022 and December 31, 2021 was $3 million and is reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at March 31, 2022 and December 31, 2021 were $61 million and $57 million, respectively, in the Consolidated Statement of Financial Position, of which $47 million and $43 million are reported in Other current liabilities, respectively, and $14 million is reported in Other long-term liabilities for both periods.

Revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the contract liability balance at the beginning of the year was $20 million and $25 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of March 31, 2022 and 2021 included $24 million and $19 million of cash payments received during the three months ended March 31, 2022 and 2021 respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2022, there was approximately $70 million of unrecognized revenue from unsatisfied performance obligations. Approximately 25% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2022, 25% in 2023, 25% in the two-year period 2024 through 2025 and 25% thereafter.

NOTE 9: OTHER CHARGES

	Three Months Ended
	March 31,
(in millions)	2022	2021
Change in fair value of embedded conversion features derivative liability (1)	$3	$1
Other	—	(1)
Total	$3	$—

(1)	Refer to Note 16, “Financial Instruments”.

[18]

NOTE 10: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2022	2021
(Loss) earnings from operations before income taxes	$(1)	$7
Effective tax rate	(200.0)%	14.3%
Provision for income taxes	2	1
Provision for income taxes at U.S. statutory tax rate	0	1
Difference between tax at effective vs. statutory rate	$2	$—

For the three months ended March 31, 2022, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) a settlement with a taxing authority in a location outside the U.S.

During the three months ended March 31, 2022, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years 2015 through 2018. This settlement included a cash payment of $2 million which is reflected in the provision for taxes in the current quarter, and a decrease in net deferred tax assets of $2 million which was fully offset by a corresponding change in the valuation allowance.

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

During the three months ended March 31, 2021, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years prior to and including 2014. For these years, Kodak originally recorded liabilities for unrecognized tax positions totaling $3 million (plus interest of approximately $4 million), which were substantially offset by pre-paid assets.

NOTE 11: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2022		2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	15	2	12	1
Expected return on plan assets	(44)	(4)	(42)	(3)
Amortization of:
Prior service credit	(2)	—	(2)	—
Actuarial loss	—	3	7	2
Total net pension (income) expense	$(28)	$2	$(22)	$1

[19]

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

A reconciliation of the amounts used to calculate basic and diluted (loss) earnings per share for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net (loss) income	$(3)	$6
Less: Preferred stock cash dividends	(1)	(1)
Less: Preferred stock in-kind dividends	(1)	(1)
Less: Preferred stock deemed dividends	(1)	(2)
Plus: Expiration of Series A preferred stock embedded derivative	—	11
Net (loss) income available to common shareholders - basic and diluted	$(6)	$13

	Three Months Ended
	March 31,
(in millions of shares)	2022	2021
Weighted average shares — basic	78.7	77.8
Effect of dilutive securities
Employee stock options	—	2.3
Unvested restricted stock units	—	0.5
Weighted average shares — diluted	78.7	80.6

As a result of the net loss available to common shareholders for the three months ended March 31, 2022, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak had reported income available to common shareholders for the three months ended March 31, 2022, the calculation of diluted earnings per share would have included the assumed vesting of 0.5 million unvested restricted stock units and the assumed exercise of 0.9 million stock options.

The computation of diluted earnings per share for the three months ended March 31, 2022 and 2021 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.0 million shares of Series C Preferred stock, (4) the assumed exercise of 3.8 million and 3.2 million outstanding employee stock options, respectively and (5) the assumed vesting of 0.4 million and 0.3 million unvested restricted stock units, respectively, because the effects would have been anti-dilutive.

NOTE 13: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of March 31, 2022 and December 31, 2021, there were 78.9 million and 78.7 million shares of common stock outstanding, respectively.

Preferred Stock

Preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021 consisted of 1.0 million shares of Series B Preferred Stock and 1.0 million shares of Series C Preferred Stock.

[20]

Treasury Stock

Treasury stock consisted of approximately 0.8 million shares as of both March 31, 2022 and December 31, 2021.

NOTE 14: OTHER COMPREHENSIVE INCOME

The changes in Other comprehensive income (loss), by component, were as follows:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Currency translation adjustments	$5	$(1)
Pension and other postretirement benefit plan changes
Newly established net actuarial loss	—	(1)
Tax Provision	—	—
Newly established net actuarial loss, net of tax	—	(1)
Reclassification adjustments:
Amortization of prior service credit (1)	(2)	(2)
Amortization of actuarial losses (1)	2	9
Total reclassification adjustments	—	7
Tax provision	—	—
Reclassification adjustments, net of tax	—	7
Pension and other postretirement benefit plan changes, net of tax	—	6
Other comprehensive income	$5	$5

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 11, "Retirement Plans and Other Postretirement Benefits".

NOTE 15: SEGMENT INFORMATION

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

[21]

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2022	2021
Traditional Printing	$172	$148
Digital Printing	56	64
Advanced Materials and Chemicals	54	46
Brand	4	3
All Other	4	4
Consolidated total	$290	$265

Segment Operational EBITDA and Consolidated (Loss) Income from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2022	2021
Traditional Printing	$(2)	$5
Digital Printing	(5)	—
Advanced Materials and Chemicals	(3)	(4)
Brand	3	2
Total of reportable segments	(7)	3
Depreciation and amortization	(7)	(8)
Restructuring costs and other	—	(1)
Stock based compensation	(2)	(3)
Consulting and other costs (1)	(2)	(5)
Idle costs (2)	(1)	(1)
Other operating income, net (3)	—	1
Interest expense (3)	(9)	(4)
Pension income excluding service cost component (3)	30	25
Other charges, net (3)	(3)	—
Consolidated (loss) income from operations before income taxes	$(1)	$7

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

Kodak decreased workers’ compensation reserves by approximately $4 million in the three months ended March 31, 2022, driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2022 impacted gross profit by approximately $3 million and Selling, general and administrative expenses (“SG&A”) by approximately $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

[22]

As demonstrated in the above table, Operational EBITDA represents the (loss) earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense and other charges, net.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate SG&A.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and Development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

NOTE 16: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) income at the same time that the exposed assets and liabilities are remeasured through net (loss) income (both in Other charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at March 31, 2022 and December 31, 2021 was approximately $309 million and $322 million, respectively.  The majority of the contracts of this type held by Kodak as of March 31, 2022 and December 31, 2021 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net loss from derivatives not designated as hedging instruments	$3	$3

Kodak had no derivatives designated as hedging instruments for the  three months ended March 31, 2022 and 2021.

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

The Company concluded that the 2021 Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of certain of the embedded conversion features are not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”).  Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in a liability position at March 31, 2022 and December 31, 2021 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value included in Other charges, net in the Consolidated Statement of Operations.

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

[23]

Both derivatives were in a liability position at March 31, 2022 and December 31, 2021 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivatives are being accounted for at fair value with changes in fair value included in Other charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of both March 31, 2022 and December 31, 2021 was $0 million.  The gross fair value of foreign currency forward contracts in a liability position as of March 31, 2022 and December 31, 2021 was $3 million and $0 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022.

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements).  The value of the embedded derivatives associated with the Convertible Notes and Series B and Series C Preferred Stock were calculated using a binomial lattice model.

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

2021 Convertible Notes:

	Valuation Date
	March 31,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$8	$4
Kodak's closing stock price	$6.55	$4.68
Expected stock price volatility	45.00%	36.00%
Risk free rate	2.43%	1.17%
Implied credit spread on the Convertible Notes	20.60%	18.89%

Series B Preferred Stock:

	Valuation Date
	March 31,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$6.55	$4.68
Expected stock price volatility	45.00%	36.00%
Risk free rate	2.43%	1.17%
Implied credit spread on the preferred stock	21.10%	19.39%

[24]

Series C Preferred Stock:

	Valuation Date
	March 31,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$1	$2
Kodak's closing stock price	$6.55	$4.68
Expected stock price volatility	45.00%	36.00%
Risk free rate	2.43%	1.17%
Implied credit spread on the preferred stock	23.10%	21.39%

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

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $245 million and $269 million at March 31, 2022 and December 31, 2021, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both March 31, 2022 and December 31, 2021.

[25]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2021 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in other filings the Company makes with the SEC from time to time, as well as the following:

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

•

The impact of the global economic environment or medical epidemics such as the COVID-19 pandemic, including the restrictions and other actions taken in response to the COVID-19 pandemic, and Kodak’s ability to effectively mitigate or recoup associated increased costs of materials, labor, shipping and operations;

•

The impacts of the war in Ukraine and the international response thereto on Kodak’s business and operations, including the cost of and availability of aluminum and other raw materials and components, shipping costs, transit times and energy costs;

•	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;
•

The impact of the investigations, litigation and claims arising out of the circumstances surrounding the announcement on July 28, 2020, by the U.S. International Development Finance Corporation of the signing of a non‐binding letter of interest to provide a subsidiary of Kodak with a potential loan to support the launch of an initiative for the manufacture of pharmaceutical ingredients for essential generic drugs;

•

Kodak’s ability to effectively anticipate technology and industry trends and develop and market new products, solutions and technologies, including products based on its technology and expertise that relate to industries in which it does not currently conduct material business;

•	Kodak’s ability to effectively compete with large, well-financed industry participants;

[26]

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

•	The potential impact of force majeure events, cyber‐attacks or other data security incidents that could disrupt or otherwise harm Kodak’s operations.

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

EXECUTIVE OVERVIEW

Kodak is a global manufacturer focused on commercial print and advanced materials and chemicals. Kodak provides industry-leading hardware, software, consumables and services primarily to customers in commercial print, packaging, publishing, manufacturing and entertainment. With 31,000 patents earned over 130 years of R&D, Kodak believes in the power of technology and science to enhance what the world sees and creates. Kodak’s innovative, award-winning products, combined with its customer-first approach, allows Kodak to attract customers worldwide.  Kodak is committed to environmental stewardship, including industry leadership in developing sustainable solutions for print.

Consolidated revenues in the three months ended March 31, 2022 were $290 million, an improvement of $25 million (9%) when compared to the three months ended March 31, 2021.  Currency impacted revenue unfavorably in 2022 compared to 2021 ($10 million).

Traditional Printing’s revenues, which accounted for 59% of Kodak’s total revenues three months ended March 31, 2022, improved by $24 million (16%) compared to the three months ended March 31, 2021. Volume for SONORA Process Free Plates improved by 24% compared to the same period in 2021. Digital Printing revenues declined $8 million (13%) in three months ended March 31, 2022 with revenues for PROSPER annuities growing by 2% when compared to the same period in 2021. Advanced Materials and Chemicals revenue improved $8 million (17%) from 2021 to 2022.

Impact of COVID‐19 and Other Global Events:

The ongoing global impacts associated with the COVID‐19 pandemic, the war in Ukraine and other global events continue to impact Kodak’s operations. Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs. Kodak has implemented numerous measures to mitigate these challenges, including increasing safety stock on certain sole‐sourced materials, increasing lead‐times, providing suppliers with longer forecasts of future demand, certifying additional sources or substitute materials where possible and implementing pricing actions.  While Kodak has been able to meet current demand and has implemented numerous measures to mitigate these challenges, the full impact of the COVID‐19 pandemic, the war in Ukraine and other global events on Kodak’s operations and financial performance remains uncertain and will depend on several factors such as the duration of supply chain disruptions, the ability to secure raw materials and components, the ability to offset higher labor, material and distribution costs through pricing actions and the duration of the COVID‐19 pandemic, including vaccination coverage, infection rates, as well as local government restrictions.  Kodak continues to work closely with government and health officials in the jurisdictions where it operates to protect employees worldwide, with particular measures in place for those working in plants and distribution facilities. Beginning in April 2022, Kodak closed its manufacturing facility located in Shanghai, China in response to a mandatory government lockdown. The lockdown is on-going and its potential impact on Kodak’s operations will depend on its duration. None of Kodak’s other manufacturing facilities have been ordered to close by governmental authorities.

Kodak continues to monitor the rapidly evolving events surrounding the war in Ukraine and the various sanctions imposed in response to the war. This military conflict and the international response has disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product.

[27]

Kodak is currently assessing the strategic options of its Russian subsidiary and is in compliance with all sanctions.  The direct operations of Kodak’s Russian subsidiary are not material to the Company’s financial statements (less than 1% of total consolidated revenues for 2021), and there were no material impacts to the consolidated results as of and for the quarter ended March 31, 2022.  The worldwide supply of aluminum and electronic components is expected to decrease as suppliers divert from Russian sources, which may further constrain Kodak’s ability to secure these materials directly from the Company’s suppliers.  As a result, Kodak may face increased costs and manufacturing and shipping delays. Kodak is anticipating increased costs for energy and transportation as a result of the conflict. The extent to which the military conflict in Ukraine will impact the global economy and Kodak’s business and operations remains uncertain.

Both the Traditional Printing and Digital Printing segments have been impacted by supply chain disruptions, travel restrictions, higher raw material costs and increased labor costs. To mitigate the impact of higher aluminum, energy and packaging costs, the Traditional Printing segment implemented certain pricing actions including surcharges on purchases of plates largely beginning in the latter part of the second quarter of 2021 that continue to be periodically reviewed and adjusted accordingly. Both segments have implemented numerous measures to mitigate the supply chain disruptions while meeting current demand, but Kodak expects the ability to continue to secure raw materials and components, and the ability to offset higher raw material costs through surcharges for the Traditional Printing segment, will remain a challenge throughout 2022.

The Advanced Materials and Chemicals segment has experienced supply chain disruptions and shortages associated with raw materials as well as labor shortages in certain manufacturing areas. The segment has implemented numerous measures to mitigate these challenges while meeting current demand, however, the duration and extent of supply chain disruptions and labor shortages remain unclear.

Kodak’s strategy:

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  The segment is experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs, including aluminum prices, through a combination of surcharges and price increases, improved production efficiency and cost reduction initiatives. In addition, Kodak seeks to offset the impact of long‐term market dynamics on pricing and volume pressures through innovations in Kodak product lines.

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

[28]

•

Advanced Materials and Chemicals is using Kodak’s deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:

o

Electric Vehicle (“EV”)/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area.

o

Light-Blocking Technology - Kodak plans to leverage a proprietary technology initially developed for electrophotographic toners to commercialize a carbon‐less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics.

o

Transparent Antennas - Kodak plans to leverage its proprietary copper micro‐wire technologies and high‐resolution printing expertise to contract‐manufacture custom transparent antennas for automotive, commercial construction, and other applications requiring excellent radio frequency (“RF”) and optical performance. The integration of antennas is growing worldwide due to the rapid expansion of 5G and an overall increase in RF communications, and the ubiquity of glass surfaces makes transparent antennas attractive for multiple end‐use markets.

o

Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceuticals, to implement an expansion into manufacturing Diagnostic Test Reagent solutions.

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

RESULTS OF OPERATIONS

2022 COMPARED TO 2021

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2022	% of Sales	2021	% of Sales	$ Change
Revenues	$290		$265		$25
Cost of revenues	257		225		32
Gross profit	33	11%	40	15%	(7)
Selling, general and administrative expenses	43	15%	46	17%	(3)
Research and development costs	9	3%	8	3%	1
Restructuring costs and other	—	0%	1	0%	(1)
Other operating income, net	—	0%	(1)	(0)%	1
Loss from operations before interest expense, pension income excluding service cost component, other charges, net and income taxes	(19)	(7)%	(14)	(5)%	(5)
Interest expense	9	3%	4	2%	5
Pension income excluding service cost component	(30)	(10)%	(25)	(9)%	(5)
Other charges, net	3	1%	—	0%	3
(Loss) earnings from operations before income taxes	(1)	(0)%	7	3%	(8)
Provision for income taxes	2	1%	1	0%	1
Net (loss) income	$(3)	(1)%	$6	2%	$(9)

[29]

Revenue

For the three months ended March 31, 2022 revenues improved $25 million compared with the same period in 2021, driven by improved pricing and increased volume within Traditional Printing ($22 million and $10 million, respectively) and increased volume within Advanced Materials and Chemicals ($8 million).  Offsetting these favorable impacts was lower volume in Digital Printing ($6 million) and unfavorable foreign currency ($10 million). See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2022 declined approximately $7 million compared with the same period in 2021, primarily due to higher aluminum costs in Traditional Printing ($15 million), higher manufacturing costs in Traditional Printing ($14 million), Digital Printing ($5 million) and Advanced Materials and Chemicals ($3 million) and unfavorable foreign currency ($2 million).  Partially offsetting these unfavorable impacts was improved pricing and higher volumes in Traditional Printing ($22 million and $1 million, respectively), higher volume in Advanced Materials and Chemicals ($4 million) and a decrease in workers’ compensation reserves ($3 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $3 million in the three months ended March 31, 2022.  The decrease was primarily due to lower consulting and other costs primarily associated with investigations and litigation compared to the prior year period.

Research and Development Costs

Consolidated R&D expenses increased $1 million.

REPORTABLE SEGMENTS

Kodak has four reportable segments:  Traditional Printing, Digital Printing, Advanced Materials and Chemicals, and Brand.  The balance of Kodak’s operations, which do not meet the criteria of a reportable segment, are reported in All Other and primarily represent the Eastman Business Park operations.  Refer to the 2021 Form 10-K for a description of the Company’s segments.

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2022	2021
Traditional Printing	$172	$148
Digital Printing	56	64
Advanced Materials and Chemicals	54	46
Brand	4	3
All Other	4	4
Consolidated total	$290	$265

[30]

Segment Operational EBITDA and Consolidated (Loss) Income from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2022	2021
Traditional Printing	$(2)	$5
Digital Printing	(5)	—
Advanced Materials and Chemicals	(3)	(4)
Brand	3	2
Depreciation and amortization	(7)	(8)
Restructuring costs and other	—	(1)
Stock based compensation	(2)	(3)
Consulting and other costs (1)	(2)	(5)
Idle costs (2)	(1)	(1)
Other operating income, net (3)	—	1
Interest expense (3)	(9)	(4)
Pension income excluding service cost component (3)	30	25
Other charges, net (3)	(3)	—
Consolidated (loss) income from operations before income taxes	$(1)	$7

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

Kodak decreased workers’ compensation reserves by approximately $4 million in the three months ended March 31, 2022, driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2022 impacted gross profit by approximately $3 million and Selling, general and administrative expenses (“SG&A”) by approximately $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the (loss) earnings from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense and other charges, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

TRADITIONAL PRINTING SEGMENT

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change
Revenues	$172	$148	$24

Operational EBITDA	$(2)	$5	$(7)

[31]

Revenues

The increase in Traditional Printing revenues for the three months ended March 31, 2022 of approximately $24 million reflected improved pricing and volume in Prepress Solutions consumables ($22 million and $8 million, respectively) partially offset by unfavorable foreign currency ($8 million).

Operational EBITDA

Traditional Printing Operational EBITDA for the three months ended March 31, 2022 declined $7 million compared to the prior year quarter reflecting higher aluminum costs ($15 million), increased manufacturing costs ($14 million) driven by increases in other costs such as utilities, transportation and supplies as well as higher selling and administrative costs ($2 million).  The higher costs were partially offset by pricing and volume improvements ($22 million and $1 million, respectively) in Prepress Solutions consumables and a decrease in workers’ compensation reserves ($1 million).

DIGITAL PRINTING SEGMENT

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change
Revenues	$56	$64	$(8)

Operational EBITDA	$(5)	$—	$(5)

Revenues

The decline in Digital Printing revenues for the three months ended March 31, 2022 of approximately $8 million primarily reflected volume declines in PROSPER equipment and components ($4 million and $1 million, respectively), volume declines in Electrophotographic Printing Solutions equipment ($1 million), unfavorable pricing in Electrophotographic Printing Solutions consumables and service ($1 million) and unfavorable foreign currency ($2 million).

Operational EBITDA

Digital Printing Operational EBITDA for the three months ended March 31, 2022 declined $5 million primarily reflecting increased manufacturing costs ($4 million), unfavorable pricing in Electrophotographic Printing Solutions consumables and service ($1 million), higher R&D costs ($1 million) and unfavorable foreign currency ($1 million) partially offset by a decrease in workers’ compensation reserves ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change
Revenues	$54	$46	$8

Operational EBITDA	$(3)	$(4)	$1

Revenues

Advanced Materials and Chemicals revenues for the three months ended March 31, 2022 improved $8 million primarily from volume improvements in Industrial Film and Chemicals and Motion Picture ($5 million and $3 million, respectively).

[32]

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved $1 million for the three months ended March 31, 2022 reflecting volume improvements in Industrial Film and Chemicals and Motion Picture ($2 million and $1 million, respectively) and a reduction in workers’ compensation reserves ($2 million), partially offset by increased manufacturing costs for Industrial Film and Chemicals ($3 million).

BRAND SEGMENT

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change
Revenues	$4	$3	$1

Operational EBITDA	$3	$2	$1

Brand revenues and operational EBITDA improved $1 million in the three months ended March 31, 2022 compared to the prior year quarter due to increased volume.

RESTRUCTURING COSTS AND OTHER

Kodak recorded less than $1 million of charges for the three months ended March 31, 2022 in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million during the three months ended March 31, 2022.

The restructuring actions implemented in the first three months of 2022 are expected to generate future annual cash savings of approximately $1 million, which are expected to reduce future annual SG&A expenses.  Kodak began realizing a portion of these savings in the first three months of 2022 and expects the majority of the annual savings to be in effect by the end of the second quarter of 2022 as these actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $309 million, a decrease of $53 million from December 31, 2021.  The financing transactions entered into during the first quarter of 2021 provided additional liquidity to the Company to fund on‐going operations and obligations, invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and implementing ways to reduce cash collateral needs.  Kodak believes the expected cash provided from operating activities, together with the current levels of cash and cash equivalents, available borrowing capacity under the Amended ABL Credit Agreement, available borrowing resources under the Term Loan Credit Agreement and additional liquidity measures will be sufficient to meet the Company’s short‐term and long‐term cash requirements, as further described below.

[33]

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to conditions associated with the on-going COVID-19 pandemic, the war in Ukraine and other global events.  Kodak businesses are experiencing supply chain disruptions, shortages in materials and labor, and increased labor, commodity and distribution costs.  While manufacturing volumes have improved since 2020 at the height of the pandemic, the economic uncertainty surrounding the COVID-19 pandemic, the war in Ukraine and other global events represents an additional element of complexity in Kodak’s plans to return to sustainable positive cash flow.  The Company cannot predict the duration and scope of the COVID-19 pandemic, the war in Ukraine, as well as other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of raw materials, or how quickly and to what extent normal economic and operating conditions can resume.

	March 31,	December 31,
(in millions)	2022	2021
Cash, cash equivalents and restricted cash	$374	$423

Cash Flow Activity

	March 31,
(in millions)	2022	2021	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(43)	$(16)	$(27)
Cash flows from investing activities:
Net cash used in investing activities	(5)	(1)	(4)
Cash flows from financing activities:
Net cash (used in) provided by financing activities	(1)	242	(243)
Effect of exchange rate changes on cash and restricted cash	—	(4)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49)	$221	$(270)

Operating Activities

Net cash used in operating activities increased $27 million for the three months ended March 31, 2022 as compared with the corresponding period in 2021 primarily due to a decline in earnings, lower reductions of accounts receivable and increased investment in inventory partially offset by decreases in cash used for accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities increased $4 million for the three months ended March 31, 2022 as compared with the corresponding period in 2021 due to an increase in capital expenditures.

Financing Activities

The change in net cash (used in) provided by financing activities for the three months ended March 31, 2022 compared to corresponding period in 2021 was primarily driven by the net proceeds of $247 million received in the prior year period due to the refinancing transactions partially offset by lower preferred stock dividend payments in the current year period.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended ABL Credit Agreement. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At March 31, 2022 and December 31, 2021 approximately $210 million and $250 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $99 million and $112 million, respectively, of cash and cash equivalents were held outside the U.S.

Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

[34]

As of March 31, 2022 and December 31, 2021, outstanding inter-company loans to the U.S. were $409 million and $418 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $110 million and $119 million, respectively.  In China, where approximately $39 million and $42 million of cash and cash equivalents was held as of March 31, 2022 and December 31, 2021, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Amended ABL Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended ABL Credit Agreement.

The Company had issued approximately $46 million letters of credit under the Amended ABL Credit Agreement and $44 million letters of credit under the L/C Facility Agreement as of March 31, 2022 and December 31, 2021.  The letters of credit under the L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral).  The L/C Cash Collateral was $45 million at March 31, 2022 which was classified as Restricted Cash.

Under the Amended ABL Credit Agreement and L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested on the last day of each fiscal quarter.  Minimum Liquidity was $210 million and $250 at March 31, 2022 and December 31, 2021, respectively.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under both the Amended ABL Credit Agreement and the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million as of both March 31, 2022 and December 31, 2021), which is tested at the end of each month.  Excess Availability was $31 million and $27 million as of March 31, 2022 and December 31, 2021, respectively.  If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at March 31, 2022 and December 31, 2021, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

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

Kodak intends to continue to maintain Excess Availability above the minimum threshold.  The borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  As noted above, since Excess Availability was greater than 12.5% of lender commitments Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of March 31, 2022 Fixed Charges (as defined in the ABL Credit Agreement) exceeded EBITDA by approximately $48 million, therefore the Fixed Charges Coverage Ratio was less than 1.0 to 1.0.

Available Borrowing Resources

The Term Loan Credit Agreement includes a commitment to provide delayed draw term loans in an aggregate principal amount of $50 million on or before February 26, 2023.  As of March 31, 2022, the Company has not drawn down any of the delayed draw term loans.

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

[35]

Other Collateral Requirements

The New York State Workers’ Compensation Board (“NYSWCB”) requires security deposits related to self-insured workers’ compensation obligations.  The security deposit required by NYSWCB is based on actuarial calculations of the Company’s obligations and company specific factors such as its declining workforce and reducing exposure.  The NYSWCB calculation also includes a financial contingency based on the employer’s credit rating and a calculation of unallocated loss adjustment expenses.  In 2020 the NYSWCB waived both of these charges to provide employers relief while they managed the economic impacts of the COVID-19 pandemic.  In 2021 the NYSWCB waived the financial contingency based on the Company’s credit rating. The waived security deposit was $17 million in 2020 and increased to $39 million in 2021.  After excluding the waived amount for 2021, the increase to the security deposit required by NYSWCB is $19 million.  The Company agreed to post additional collateral of approximately $4 million over a five-year period, starting in 2021, to satisfy the security deposit obligation. The collateral obligation can be satisfied by issuing letters of credit or through other means.  The security deposit required by NYSWCB will be re-calculated annually.  Therefore, the amount of additional collateral required may change each year.

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $4 million to its defined benefit pension and postretirement benefit plans in the first three months of 2022.  For the balance of 2022, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $11 million.

Capital Expenditures

Cash flow from investing activities included $5 million of capital expenditures for the three months ended March 31, 2022.  Kodak expects approximately $45 million to $60 million of total capital expenditures for 2022.  The expected increase in capital expenditures in 2022 is driven by investments in growth initiatives and back‐office automation.

U.S. International Development Finance Corporation Non-Binding Letter of Interest

On July 28, 2020, the U.S. International Development Finance Corporation (“DFC”) signed a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs.  The letter of interest was entered into by the DFC pursuant to authority under the Defense Production Act granted to the DFC by Presidential Executive Order 13922.  The Company has previously reported that, given the time that has elapsed and the changes in administration at the federal government and the DFC, the Company has been operating on the basis that the DFC Loan as envisioned at the time of the DFC Announcement would not proceed.  On April 22, 2022, the Company received a letter from the DFC advising the Company that the authority conferred on the DFC by Executive Order 13922 expired on March 27, 2022 and that, consequently, the DFC is unable to consider the project further and the Company’s application has been closed.

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

Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.  Long‐term debt is generally used to finance long‐term investments, while short‐term debt is used to meet working capital requirements.

[36]

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at March 31, 2022 and December 31, 2021, the fair value of open forward contracts would have decreased $12 million and $14 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

The majority of the Company’s debt is fixed rate debt. The fair market value of fixed‐rate debt is sensitive to changes in interest rates. At March 31, 2022, a 10% change in market interest rates would change the fair value of the Company’s debt by approximately $2 million.

Kodak’s financial instrument counterparties are high‐quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2022 was not significant to Kodak.

[37]

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding certain legal proceedings in which Kodak is involved.

[38]

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A. of the 2021 Form 10-K for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2022

None.

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2022

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (2)
January 1 through 31	5,598	$4.51	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	5,598	$4.51

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

[39]

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

[40]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: May 10, 2022	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[41]