Form 10-Q
period 2022-06-30
EASTMAN KODAK CO
filed 2022-08-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2022

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

As of August 1, 2022, the registrant had 79,037,931 shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2022

[1]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Sales	$266	$234	$500	$443
Services	55	57	111	113
Total revenues	321	291	611	556
Cost of revenues
Sales	234	204	454	389
Services	36	39	73	79
Total cost of revenues	270	243	527	468
Gross profit	51	48	84	88
Selling, general and administrative expenses	41	42	84	88
Research and development costs	9	8	18	16
Restructuring costs and other	—	—	—	1
Other operating income, net	—	(6)	—	(7)
Earnings (loss) from operations before interest expense, pension income excluding service cost component, other (income) charges, net and income taxes	1	4	(18)	(10)
Interest expense	10	10	19	14
Pension income excluding service cost component	(27)	(26)	(57)	(51)
Other (income) charges, net	(1)	1	2	1
Earnings from operations before income taxes	19	19	18	26
(Benefit) provision for income taxes	(1)	3	1	4
Net income	$20	$16	$17	$22

Basic net income per share attributable to Eastman Kodak Company common shareholders	$0.20	$0.17	$0.13	$0.33
Diluted net income per share attributable to Eastman Kodak Company common shareholders	$0.19	$0.16	$0.12	$0.32

Number of common shares used in basic and diluted net income per share
Basic	78.9	78.5	78.8	78.2
Diluted	90.2	100.6	80.4	93.9

The accompanying notes are an integral part of these consolidated financial statements.

[2]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME	$20	$16	$17	$22
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(10)	4	(5)	3
Pension and other postretirement benefit plan obligation activity, net of tax	110	8	110	14
Other comprehensive income, net of tax	100	12	105	17
COMPREHENSIVE INCOME, NET OF TAX	$120	$28	$122	$39

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2022	2021
ASSETS
Cash and cash equivalents	$289	$362
Trade receivables, net of allowances of $7 and $7, respectively	191	175
Inventories, net	262	219
Other current assets	44	49
Current assets held for sale	2	2
Total current assets	788	807
Property, plant and equipment, net of accumulated depreciation of $443 and $441, respectively	145	140
Goodwill	12	12
Intangible assets, net	32	34
Operating lease right-of-use assets	43	47
Restricted cash	57	54
Pension and other postretirement assets	1,181	1,022
Other long-term assets	51	55
TOTAL ASSETS	$2,309	$2,171

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$168	$153
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	12	13
Other current liabilities	137	142
Total current liabilities	318	309
Long-term debt, net of current portion	308	253
Pension and other postretirement liabilities	358	382
Operating leases, net of current portion	39	45
Other long-term liabilities	186	205
Total liabilities	1,209	1,194

Commitments and Contingencies (Note 7)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	199	196

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,164	1,166
Treasury stock, at cost	(10)	(10)
Accumulated deficit	(579)	(596)
Accumulated other comprehensive income	326	221
Total shareholders’ equity	901	781
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,309	$2,171

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$17	$22
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	14	16
Pension income	(49)	(42)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	(1)	—
Non-cash changes in workers' compensation reserves	(8)	(3)
Stock based compensation	3	4
Increase in deferred taxes	(2)	—
(Increase) decrease in trade receivables	(26)	1
Increase in inventories	(54)	(30)
Increase in trade payables	17	27
Decrease in liabilities excluding borrowings and trade payables	(17)	(20)
Other items, net	3	4
Total adjustments	(120)	(43)
Net cash used in operating activities	(103)	(21)
Cash flows from investing activities:
Additions to properties	(9)	(5)
Net cash used in investing activities	(9)	(5)
Cash flows from financing activities:
Net proceeds from Term Loan Credit Agreement	49	215
Net proceeds from Convertible Notes	—	25
Net proceeds from Series C Preferred Stock	—	99
Proceeds from sale of common stock	—	10
Repurchase of Series A Preferred Stock	—	(100)
Debt issuance costs	—	(2)
Preferred stock cash dividend payments	(2)	(5)
Treasury stock purchases	—	(1)
Net cash provided by financing activities	47	241
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70)	213
Cash, cash equivalents and restricted cash, beginning of period	423	256
Cash, cash equivalents and restricted cash, end of period	$353	$469

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Six-Month Period Ending June 30, 2022
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196
Net loss	—	—	(3)	—	—	(3)	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	5	—	5	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2022	$—	$1,165	$(599)	$226	$(10)	$782	$198
Net income	—	—	20	—	—	20	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(10)	—	(10)	—
Pension and other postretirement liability adjustments	—	—	—	110	—	110	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2022	$—	$1,164	$(579)	$326	$(10)	$901	$199

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited) (cont’d)

(in millions)

	Six-Month Period Ending June 30, 2021
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	$77	$191
Net income	—	—	6	—	—	6	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments	—	—	—	6	—	6	—
Repurchase of Series A preferred stock	—	—	—	—	—	—	(100)
Exchange of Series A preferred stock	—	92	—	—	—	92	(92)
Expiration of Series A preferred stock embedded derivative	—	11	—	—	—	11	—
Issuance of convertible, redeemable Series B preferred stock, net		(95)				(95)	93
Issuance of common stock	—	10	—	—	—	10	—
Issuance of convertible, redeemable Series C preferred stock, net	—	—	—	—	—	—	97
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Purchase of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2021	$—	$1,169	$(614)	$(441)	$(10)	$104	$192
Net income	—	—	16	—	—	16	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	4	—	4	—
Pension and other postretirement liability adjustments	—	—	—	8	—	8	—
Preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation		1				1
Equity (deficit) as of June 30, 2021	$—	$1,167	$(598)	$(429)	$(10)	$130	$193

(1)	Represents purchases of common stock to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

[7]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company and all companies directly or indirectly controlled, either through majority ownership or otherwise (“Kodak” or the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$289	$362
Restricted cash reported in Other current assets	7	7
Restricted cash	57	54
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$353	$423

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

[8]

Restricted cash includes $45 million as of June 30, 2022 and December 31, 2021 representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”).  In addition, Restricted cash as of June 30, 2022 and December 31, 2021 includes an escrow of $5 million and $4 million, respectively, in China to secure various ongoing obligations under the agreements for a strategic relationship with Lucky HuaGuang Graphics Co. Ltd.  Restricted cash also included $5 million and $3 million of security posted related to Brazilian legal contingencies as of June 30, 2022 and December 31, 2021, respectively.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2022	2021
Finished goods	$121	$94
Work in process	69	65
Raw materials	72	60
Total	$262	$219

NOTE 4:  DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows:

(in millions)	Type	Maturity	Weighted-Average Effective Interest Rate	June 30, 2022	December 31, 2022
Current portion:
	RED-Rochester, LLC	2033	11.42%	$1	$1
				1	1
Non-current portion:
	Term loans	2026	13.81%	279	224
	Convertible debt	2026	17.28%	16	15
	RED-Rochester, LLC	2033	11.42%	12	12
	Finance leases	Various	Various	—	1
	Other debt	Various	Various	1	1
				308	253
				$309	$254

Annual maturities of debt and finance leases outstanding at June 30, 2022 were as follows:

	Carrying Value	Maturity Value
Q3 - Q4 2022	1	1
2023	2	2
2024	1	1
2025	1	1
2026	295	367
2027 and thereafter	9	9
Total	$309	$381

[9]

Term Loan Credit Agreement

On February 26, 2021, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent.  Pursuant to the Term Loan Credit Agreement, the Term Loan Lenders provided the Company with (i) an initial term loan in the amount of $225 million, which was drawn in full on the same date, and (ii) a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023 (the “Delayed Draw Term Loans” and collectively, with the initial term loan, the “Term Loans”).  Net proceeds from the Term Loan Credit Agreement received on February 26, 2021 were $215 million ($225 million aggregate principal less $10 million in debt transaction costs).  The delayed draw term loans were drawn down in full on June 15, 2022.  Net proceeds received on June 15, 2022 were $49 million ($50 million of aggregate principal less $1 million in debt transaction costs).  The maturity date of the Term Loans is February 26, 2026 and the Term Loans are non-amortizing. Each of the capitalized and undefined terms has the meaning ascribed to such term in the Term Loan Credit Agreement.

The Term Loans bear interest at a rate of 8.5% per annum payable quarterly in cash and 4.0% per annum payable in cash on the maturity date or quarterly, at EKC’s option, for an aggregate interest rate of 12.5% per annum.  The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Term Loan Lenders and therefore is considered Paid-in-Kind (“PIK”).  The Company elected the 4.0% per annum in PIK which is being added to the carrying value of the debt through the term.  Interest expense is being recorded using the effective interest method.  The Term Loans are guaranteed by the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”), and are secured by (i) a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting ABL Priority Collateral or L/C Cash Collateral (see below for definitions of ABL Priority Collateral and L/C Cash Collateral), including 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries (the “Term Loan Priority Collateral”) and (ii) a third priority lien on the ABL Priority Collateral and L/C Cash Collateral. The Term Loan Credit Agreement limits, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments, and also contains customary affirmative covenants including delivery of certain of the Company’s financial statements set forth therein.  The Term Loan Credit Agreement does not include a financial maintenance covenant.

2021 Convertible Notes

On February 26, 2021, the Company entered into a Securities Purchase Agreement with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Buyers”) pursuant to which the Company sold to the Buyers $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 (the “Convertible Notes”) in a private placement transaction.  The Convertible Notes bear interest at a rate of 5.0% per annum, which will be payable in cash on the maturity date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore is considered PIK.  PIK is being added to the carrying value of the debt through the term.  Interest expense is being recorded using the effective interest method. The maturity date of the Convertible Notes is May 28, 2026.

Conversion Features

The Buyers have the right to elect at any time to convert the Convertible Notes into shares of Common Stock at an initial conversion rate equal to 100 shares of Common Stock per each $1,000 principal amount of the Convertible Notes (based on an initial conversion price equal to $10.00 per share of Common Stock). The conversion rate and conversion price will be subject to certain customary anti-dilution adjustments.

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

[10]

Embedded Derivatives

The Company allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative at both June 30, 2022 and December 31, 2021 was a liability of $4 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 18, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes at June 30, 2022 and December 31, 2021 was $16 million and $15 million, respectively.  The Convertible Notes unamortized discount at June 30, 2022 and December 31, 2021 was $10 million and $11 million, respectively.  The estimated fair value of the Convertible Notes as of June 30, 2022 was $16 million (Level 3).  The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

NOTE 5: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	June 30,	December 31,
(in millions)	2022	2021
Series B preferred stock	$94	$94
Series C preferred stock	105	102
Total	$199	$196

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

[11]

Embedded Conversion Features

The Company allocated $1 million to the derivative liability based on the aggregate fair value of the embedded conversion feature on the date of issuance which reduced the original carrying value of the Series B Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both June 30, 2022 and December 31, 2021 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 18, “Financial Instruments” for information on the valuation of the derivative.

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

Dividends

The holders of Series C Preferred Stock are entitled to cumulative dividends payable quarterly “in‐kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum.  Dividends owed on the Series C Preferred Stock have been declared and additional Series C shares issued when due.  Holders of the Series C Preferred Stock are also entitled to participate in any dividends paid on the Common Stock (other than stock dividends) on an as-converted basis, with such dividends on any shares of the Series C Preferred Stock being payable upon conversion of such shares of Series C Preferred Stock to Common Stock.

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

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock.  The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations.  The fair value of the Series C Preferred Stock derivative as of June 30, 2022 and December 31, 2021 was a liability of $1 million and $2 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  Refer to Note 18, “Financial Instruments” for information on the valuation of the derivative.

[12]

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

NOTE 6: LEASES

Income recognized on operating lease arrangements for the three and six months ended June 30, 2022 and 2021 is presented below.  Income recognized for sales-type lease arrangements for both the three and six months ended June 30, 2022 was $0 million and for the three and six months ended June 30, 2021 was $0 million and $1 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Lease income - operating leases:
Lease income	$3	$2	$5	$4
Variable lease income	1	1	2	2
Total lease income	$4	$3	$7	$6

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company had outstanding letters of credit of $46 million and $44 million issued under the Amended ABL Credit Agreement and the L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $29 million, and restricted cash of $64 million, primarily related to cash collateral for the outstanding letters of credit under the L/C Facility Agreement, to ensure payment of possible casualty and workers’ compensation claims, legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2022, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $118 million inclusive of interest and penalties where appropriate.  The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $4 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute.  As of June 30, 2022, Kodak’s Brazilian operations have posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $42 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

[13]

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”).  The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the U.S. International Development Finance Corporation (the “DFC”) announcement (the “DFC Announcement”) of the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”) on July 28, 2020.  The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021.  Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021 which added Kodak’s General Counsel and current and former members of its Board of Directors as additional defendants.  The Company and individual defendants filed motions to dismiss the Consolidated Securities Class Action on December 14, 2021.  The lead plaintiff filed an opposition to the motions to dismiss on February 28, 2022, and the Company and the individual defendants filed responses to the plaintiff’s opposition on April 6, 2022.  A hearing with respect to the motions to dismiss was held on August 3, 2022.  The Company intends to continue to vigorously defend itself against the Consolidated Securities Class Action.

On December 29, 2020 Robert Garfield commenced a class action lawsuit against the Company and current and former members of its Board of Directors in the Superior Court of Mercer County, New Jersey seeking equitable relief and damages in favor of the Company based on alleged breaches of fiduciary duty by the Company’s Board of Directors associated with alleged false and misleading proxy statement disclosures (including the successor New York lawsuit discussed below, the “Fiduciary Class Action”).  The Company and each of the individual defendants filed motions to dismiss the Fiduciary Class Action on April 13, 2021.  The plaintiff in the Fiduciary Class Action voluntarily dismissed the Fiduciary Class Action without prejudice on May 26, 2021 and filed a lawsuit substantially similar to the dismissed New Jersey lawsuit in the Supreme Court of the State of New York in Monroe County on October 27, 2021, this time on behalf of a purported class of beneficial and record owners of stock of the Company as of March 26, 2020 who continue to own such stock through the present.  The Company and individual defendants filed motions to dismiss the Fiduciary Class Action on January 19, 2022.  The plaintiff filed an opposition to the motions to dismiss on March 28, 2022, and the Company and the individual defendants filed responses to the plaintiff’s opposition on May 9, 2022.  A hearing with respect to the motions to dismiss was held on May 24, 2022, and the lawsuit was dismissed with prejudice on June 10, 2022.  The dismissal was not appealed during the applicable appeal period as a result of which the lawsuit is concluded.

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

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions.  On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act.  The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit.  An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16,

[14]

2022, and the Company and individual defendants filed motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022.  Limited discovery in the case is ongoing.

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

As previously reported, the Attorney General of the State of New York (the “NYAG”) has threatened to file a lawsuit against the Company and its Chief Executive Officer alleging violations of New York State’s Martin Act (the “Threatened Claim”).  In connection with the Threatened Claim, on June 15, 2021 the Supreme Court of the State of New York in New York County issued an order providing for additional document production by the Company to the NYAG and the taking by the NYAG of investigative testimony of the Company’s Chief Executive Officer and General Counsel.  The Company has completed its document production and its officers provided the testimony as contemplated by such order on October 8, 2021 and October 1, 2021, respectively.  The Company had discussions with the NYAG regarding a potential resolution of the Threatened Claim in the spring of 2022, but those discussions did not result in a resolution.  If the Threatened Claim is not resolved and is ultimately brought by the NYAG, the Company intends to vigorously defend itself against the Threatened Claim.

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

[15]

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year, but may range from three months to six years after the original warranty period.  The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2021 to June 30, 2022, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2021	$19
New extended warranty and maintenance arrangements deferred	45
Recognition of extended warranty and maintenance arrangement revenue	(45)
Deferred revenue on extended warranties as of June 30, 2022	$19

NOTE 9:  REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography

Major Product

Three Months Ended
June 30, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$165	$17	$7	$—	$—	$189
Ongoing service arrangements (1)	19	33	3	—	—	55
Total annuities	184	50	10	—	—	244
Equipment & software	10	8	—	—	—	18
Film and chemicals	—	—	50	—	—	50
Other (2)	—	—	1	4	4	9
Total	$194	$58	$61	$4	$4	$321

Six Months Ended
June 30, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$310	$33	$14	$—	$—	$357
Ongoing service arrangements (1)	38	67	5	—	—	110
Total annuities	348	100	19	—	—	467
Equipment & software	18	14	—	—	—	32
Film and chemicals	—	—	95	—	—	95
Other (2)	—	—	1	8	8	17
Total	$366	$114	$115	$8	$8	$611

[16]

Three Months Ended
June 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$135	$16	$5	$—	$—	$156
Ongoing service arrangements (1)	20	33	2	—	—	55
Total annuities	155	49	7	—	—	211
Equipment & software	14	13	—	—	—	27
Film and chemicals	—	—	47	—	—	47
Other (2)	—	—	—	3	3	6
Total	$169	$62	$54	$3	$3	$291

Six Months Ended
June 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$256	$33	$10	$—	$—	$299
Ongoing service arrangements (1)	40	67	3	—	—	110
Total annuities	296	100	13	—	—	409
Equipment & software	21	26	—	—	—	47
Film and chemicals	—	—	86	—	—	86
Other (2)	—	—	1	6	7	14
Total	$317	$126	$100	$6	$7	$556

(1)	Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as one-time service revenue.

(2)	Other includes revenue from non-recurring engineering services, tenant rent and related property management services and licensing.

[17]

Product Portfolio Summary:

Three Months Ended
June 30, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$71	$34	$1	$—	$—	$106
Strategic other businesses (2)	123	13	60	4	4	204
Planned declining businesses (3)	—	11	—	—	—	11
Total	$194	$58	$61	$4	$4	$321

Six Months Ended
June 30, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$137	$65	$1	$—	$—	$203
Strategic other businesses (2)	229	26	114	8	8	385
Planned declining businesses (3)	—	23	—	—	—	23
Total	$366	$114	$115	$8	$8	$611

Three Months Ended
June 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$53	$36	$—	$—	$—	$89
Strategic other businesses (2)	116	15	54	3	3	191
Planned declining businesses (3)	—	11	—	—	—	11
Total	$169	$62	$54	$3	$3	$291

Six Months Ended
June 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Growth engines (1)	$100	$73	$—	$—	$—	$173
Strategic other businesses (2)	217	28	100	6	7	358
Planned declining businesses (3)	—	25	—	—	—	25
Total	$317	$126	$100	$6	$7	$556

[18]

(1)

Growth engines consist of Sonora in the Traditional Printing segment, PROSPER and Software in the Digital Printing segment, and Advanced Materials and Functional Printing in the Advanced Materials and Chemicals segment, excluding intellectual property (“IP”) licensing.

(2)

Strategic other businesses include plates (excluding Sonora plates) and Computer to Plate (“CTP”) equipment and related service in the Traditional Printing segment; Nexpress and related toner business in the Digital Printing segment and Motion Picture and Industrial Film and Chemicals (including external inks) and IP licensing in the Advanced Materials and Chemicals segment; the Brand segment and All Other.

(3)

Planned declining businesses are product lines where the decision has been made to stop new product development and manage an orderly expected decline in the installed product and annuity base or are otherwise not strategic to Kodak. These product families consist of VERSAMARK and Digimaster in the Digital Printing segment.

Geography (1):

Three Months Ended
June 30, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$44	$29	$46	$4	$4	$127
Canada	3	2	1	—	—	6
North America	47	31	47	4	4	133
Europe, Middle East and Africa	98	19	5	—	—	122
Asia Pacific	42	7	9	—	—	58
Latin America	7	1	—	—	—	8
Total	$194	$58	$61	$4	$4	$321

Six Months Ended
June 30, 2022

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$80	$55	$86	$8	$8	$237
Canada	6	4	1	—	—	11
North America	86	59	87	8	8	248
Europe, Middle East and Africa	182	38	9	—	—	229
Asia Pacific	83	15	19	—	—	117
Latin America	15	2	—	—	—	17
Total	$366	$114	$115	$8	$8	$611

[19]

Three Months Ended
June 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$36	$26	$38	$3	$3	$106
Canada	4	2	1	—	—	7
North America	40	28	39	3	3	113
Europe, Middle East and Africa	76	22	5	—	—	103
Asia Pacific	46	11	10	—	—	67
Latin America	7	1	—	—	—	8
Total	$169	$62	$54	$3	$3	$291

Six Months Ended
June 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
United States	$65	$53	$71	$6	$7	$202
Canada	6	5	1	—	—	12
North America	71	58	72	6	7	214
Europe, Middle East and Africa	144	41	8	—	—	193
Asia Pacific	88	25	20	—	—	133
Latin America	14	2	—	—	—	16
Total	$317	$126	$100	$6	$7	$556

(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position.  The contract assets are transferred to trade receivables when the rights to consideration become unconditional.  The amount recorded for contract assets at June 30, 2022 and December 31, 2021 was $1 million and $3 million, respectively, and is reported in Other current assets in the Consolidated Statement of Financial Position.  The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements.  The amounts recorded for contract liabilities at June 30, 2022 and December 31, 2021 were $61 million and $57 million, respectively, in the Consolidated Statement of Financial Position, of which $48 million and $43 million are reported in Other current liabilities, respectively, and $13 million and $14 million are reported in Other long-term liabilities, respectively.

Revenue recognized for the three and six months ended June 30, 2022 and 2021 that was included in the contract liability balance at the beginning of the year was $12 million and $29 million, respectively, in 2022 and $6 million and $31 million, respectively, in 2021 and primarily represented revenue from prepaid service contracts and equipment revenue recognition.  Contract liabilities as of June 30, 2022 included $22 million and $33 million of cash payments received during the three and six months ended June 30, 2022 respectively.  Contract liabilities as of June 30, 2021 included $22 million and $26 million of cash payments received during the three and six months ended June 30, 2021, respectively.

[20]

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2022, there was approximately $65 million of unrecognized revenue from unsatisfied performance obligations. Approximately 15% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2022, 30% in 2023, 30% in the two-year period 2024 through 2025 and 25% thereafter.

NOTE 10: OTHER OPERATING INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Expense (income):
Legal settlements	$—	$(6)	$—	$(7)
Total	$—	$(6)	$—	$(7)

NOTE 11: OTHER (INCOME) CHARGES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Change in fair value of embedded conversion features derivative liability (1)	$(4)	$(1)	$(1)	$—
Loss on foreign exchange transactions	2	1	2	1
Other	1	1	1	—
Total	$(1)	$1	$2	$1

(1)	Refer to Note 18, “Financial Instruments”.

NOTE 12: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Earnings from operations before income taxes	$19	$19	$18	$26
Effective tax rate	(5.3)%	15.8%	5.6%	15.4%
(Benefit) provision for income taxes	(1)	3	1	4
Provision for income taxes at U.S. statutory tax rate	4	4	4	5
Difference between tax at effective vs. statutory rate	$(5)	$(1)	$(3)	$(1)

For the three months ended June 30, 2022, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a benefit associated with foreign withholding taxes on undistributed earnings.

For the six months ended June 30, 2022, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

[21]

During the quarter ended March 31, 2022, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years 2015 through 2018. This settlement included a cash payment of $2 million which is reflected in the provision for taxes in the year-to-date period, and a decrease in net deferred tax assets of $2 million which was fully offset by a corresponding change in the valuation allowance.

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

NOTE 13: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$2	$1	$6	$2	$5	$2
Interest cost	17	2	12	1	32	4	24	2
Expected return on plan assets	(44)	(3)	(42)	(4)	(88)	(7)	(84)	(7)
Amortization of:
Prior service credit	(1)	—	(1)	—	(3)	—	(3)	—
Actuarial loss	—	2	8	2	—	5	15	4
Net pension (income) expense from major plans	(25)	2	(21)	—	(53)	4	(43)	1
Total net pension (income) expense	$(25)	$2	$(21)	$—	$(53)	$4	$(43)	$1

The Kodak Retirement Income Plan (“KRIP”) was remeasured on May 31, 2022 due to a plan amendment.  The plan amendment increased the employees’ crediting rates from 9% or 10% of pay based on employee classification to 12% or 13% of pay, retroactive to January 1, 2022.  The plan amendment also provided a one-time service credit to eligible employees’ cash balance accounts.

As a result of the remeasurement, KRIP’s projected benefit obligation decreased $345 million primarily driven by an increase in the discount rate ($376 million) partially offset by the impacts from the plan amendments ($28 million) and changes in other demographic assumptions ($3 million).  The discount rate assumption used in the May 31, 2022 remeasurement was 4.16% compared to 2.54% used in the December 31, 2021 remeasurement.  The remeasurement decreased the fair value of KRIP’s plan assets by $236 million. The expected long-term rate of return on plan assets assumption used in the May 31, 2022 remeasurement was unchanged from the rate used in the previous year-end remeasurement (5.20%).  The net impact of the remeasurement increased the U.S. Plan’s funded status by $109 million.

[22]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income	$20	$16	$17	$22
Less: Series B preferred stock cash and deemed dividends	(1)	(1)	(2)	(2)
Less: Series C preferred stock in-kind and deemed dividends	(1)	(2)	(3)	(2)
Less: Series A preferred stock cash and deemed dividends	—	—	—	(3)
Plus: Expiration of Series A preferred stock embedded derivative	—	—	—	11
Less: Earnings attributable to Series C preferred shareholders	(2)	—	(2)	—
Net income available to common shareholders - basic	$16	$13	$10	$26

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$1	$1	$—	$2
Add back: Series C preferred stock in-kind and deemed dividends	—	2	—	2
Net income available to common shareholders - diluted	$17	$16	$10	$30

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of shares)	2022	2021	2022	2021
Weighted average shares — basic	78.9	78.5	78.8	78.2
Effect of dilutive securities
Series B preferred stock	9.5	9.5	—	6.5
Series C preferred stock	—	10.0	—	6.4
Employee stock options	1.2	2.0	1.1	2.2
Unvested restricted stock units	0.6	0.6	0.5	0.6
Weighted average shares — diluted	90.2	100.6	80.4	93.9

The computation of diluted earnings per share for the three and six months ended June 30, 2022 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (3) the assumed exercise of 3.6 million outstanding employee stock options in each period because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the six months ended June 30, 2022 excluded the impact of the assumed conversion of 1.0 million shares of Series B Preferred Stock and the assumed vesting of 0.2 million unvested restricted stock units because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three and six months ended June 30, 2021 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed exercise of 3.2 million outstanding employee stock options in both periods and (3) the assumed vesting of 0.3 million unvested restricted stock units in both periods, because the effects would have been anti-dilutive.

[23]

NOTE 15: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of June 30, 2022 and December 31, 2021, there were 79.0 million and 78.7 million shares of common stock outstanding, respectively.

Preferred Stock

Preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021 consisted of 1.0 million shares of Series B Preferred Stock and 1.1 million shares of Series C Preferred Stock.

Treasury Stock

Treasury stock consisted of approximately 0.8 million shares as of both June 30, 2022 and December 31, 2021.

NOTE 16: OTHER COMPREHENSIVE INCOME

The changes in Other comprehensive income (loss), by component, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Currency translation adjustments	$(10)	$4	$(5)	$3
Pension and other postretirement benefit plan changes
Newly established net gain (loss)	109	—	109	(1)
Tax Provision	—	—	—	—
Newly established net gain (loss), net of tax	109	—	109	(1)
Reclassification adjustments:
Amortization of prior service credit (1)	(1)	(2)	(3)	(4)
Amortization of actuarial losses (1)	2	10	4	19
Total reclassification adjustments	1	8	1	15
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	1	8	1	15
Pension and other postretirement benefit plan changes, net of tax	110	8	110	14
Other comprehensive income	$100	$12	$105	$17

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 13, "Retirement Plans and Other Postretirement Benefits".

NOTE 17: SEGMENT INFORMATION

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

[24]

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$194	$169	$366	$317
Digital Printing	58	62	114	126
Advanced Materials and Chemicals	61	54	115	100
Brand	4	3	8	6
All Other	4	3	8	7
Consolidated total	$321	$291	$611	$556

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$10	$6	$8	$11
Digital Printing	(4)	—	(9)	—
Advanced Materials and Chemicals	1	1	(2)	(3)
Brand	4	3	7	5
Total of reportable segments	11	10	4	13
All other	1	1	1	1
Depreciation and amortization	(7)	(8)	(14)	(16)
Restructuring costs and other	—	—	—	(1)
Stock based compensation	(1)	(1)	(3)	(4)
Consulting and other costs (1)	(3)	(4)	(5)	(9)
Idle costs (2)	—	—	(1)	(1)
Other operating income, net (3)	—	6	—	7
Interest expense (3)	(10)	(10)	(19)	(14)
Pension income excluding service cost component (3)	27	26	57	51
Other income (charges), net (3)	1	(1)	(2)	(1)
Consolidated earnings from operations before income taxes	$19	$19	$18	$26

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

[25]

Kodak decreased workers’ compensation reserves by approximately $4 million and $8 million in the three and six months ended June 30, 2022, driven by changes in discount rates. The decrease in reserves in the three months ended June 30, 2022 impacted gross profit by approximately $2 million and Selling, general and administrative expenses (“SG&A”) by approximately $2 million. The decrease in reserves in the six months ended June 30, 2022 impacted gross profit by approximately $5 million and Selling, general and administrative expenses by approximately $3 million.

Kodak decreased workers’ compensation reserves by approximately $3 million in the second quarter of 2021, driven by changes in discount rates. The decrease in reserves in the second quarter of 2021 impacted gross profit by approximately $2 million and Selling, general and administrative expenses by approximately $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense and other income (charges), net.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at June 30, 2022 and December 31, 2021 was approximately $294 million and $322 million, respectively.  The majority of the contracts of this type held by Kodak as of June 30, 2022 and December 31, 2021 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net loss (gain) from derivatives not designated as hedging instruments	$7	$(1)	$10	$2

Kodak had no derivatives designated as hedging instruments for the  three and six months ended June 30, 2022 and 2021.

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

[26]

The Company concluded that the 2021 Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of certain of the embedded conversion features are not considered clearly and closely related to the Convertible Notes.  The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”).  Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability.  The derivative was in a liability position at June 30, 2022 and December 31, 2021 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivative is being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

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

Both derivatives were in a liability position at June 30, 2022 and December 31, 2021 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position.  The derivatives are being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position.  The gross fair value of forward contracts in an asset position as of both June 30, 2022 and December 31, 2021 was $0 million.  The gross fair value of foreign currency forward contracts in a liability position as of June 30, 2022 and December 31, 2021 was $1 million and $0 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2022.

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements).  The value of the embedded derivatives associated with the Convertible Notes and Series B and Series C Preferred Stock were calculated using a binomial lattice model.

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

2021 Convertible Notes:

	Valuation Date
	June 30,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$4	$4
Kodak's closing stock price	$4.64	$4.68
Expected stock price volatility	45.00%	36.00%
Risk free rate	3.00%	1.17%
Implied credit spread on the Convertible Notes	25.38%	18.89%

[27]

Series B Preferred Stock:

	Valuation Date
	June 30,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.64	$4.68
Expected stock price volatility	45.00%	36.00%
Risk free rate	3.00%	1.17%
Implied credit spread on the preferred stock	26.38%	19.39%

Series C Preferred Stock:

	Valuation Date
	June 30,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$1	$2
Kodak's closing stock price	$4.64	$4.68
Expected stock price volatility	45.00%	36.00%
Risk free rate	3.00%	1.17%
Implied credit spread on the preferred stock	28.38%	21.39%

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

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $272 million and $269 million at June 30, 2022 and December 31, 2021, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both June 30, 2022 and December 31, 2021.

NOTE 19: SUBSEQUENT EVENT

On July 13, 2022 Kodak invested $25 million of the proceeds received from the Delayed Draw Term Loans to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. (“Wildcat”), a private technology company that uses proprietary methods to research and develop new battery materials.  Kodak has also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies.

[28]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2021 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, and in other filings the Company makes with the SEC from time to time, as well as the following:

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

[29]

•

Continued sufficient availability of borrowings and letters of credit under the Amended ABL Credit Agreement and L/C Facility Agreement, Kodak’s ability to obtain additional financing if and as needed and Kodak’s ability to provide or facilitate financing for its customers;

•

Kodak’s ability to effect strategic transactions, such as investments, acquisitions, strategic alliances, divestitures and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions; and

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

Consolidated revenues in the three and six months ended June 30, 2022 were $321 million and $611 million, respectively, improvements of $30 million and $55 million when compared to the three and six months ended June 30, 2021, respectively (10% improvement in each period).  Currency impacted revenue unfavorably in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 ($19 million and $29 million, respectively).

Traditional Printing’s revenues, which accounted for 60% of Kodak’s total revenues for both the three and six months ended June 30, 2022, improved by $25 million and $49 million compared to the prior year quarter and year-to-date periods, respectively (15% improvement in each period).  Volume for SONORA Process Free Plates improved by 8% and 15%, respectively, compared to the same periods in 2021. Digital Printing revenues declined $4 million (6%) and $12 million (10%) in the three and six months ended June 30, 2022, respectively, while Advanced Materials and Chemicals revenue improved $7 million (13%) and $15 million (15%), respectively.

Impact of COVID‐19 and Other Global Events:

The ongoing global impacts associated with the COVID‐19 pandemic, the war in Ukraine and other global events continue to impact Kodak’s operations. Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs. Kodak has implemented numerous measures to mitigate these challenges, including increasing safety stock on certain materials, increasing lead‐times, providing suppliers with longer forecasts of future demand, certifying additional sources or substitute materials where possible and implementing pricing actions.  While Kodak has been able to meet current demand and has implemented numerous measures to mitigate these challenges, the full impact of the COVID‐19 pandemic, the war in Ukraine and other global events on Kodak’s operations and financial performance remains uncertain and will depend on several factors such as the duration of supply chain disruptions, the ability to secure raw materials and components, the ability to offset higher labor, material and distribution costs through pricing actions and the duration of the COVID‐19 pandemic, including vaccination coverage, infection rates, as well as local government restrictions.  Kodak continues to work closely with government and health officials in the jurisdictions where it operates to protect employees worldwide, with particular measures in place for those working in plants and distribution facilities.  Kodak closed its manufacturing facility located in Shanghai, China in April 2022 in response to a mandatory government lockdown. The mandatory government lockdown ended on June 1, 2022 and Kodak’s Shanghai, China manufacturing facility has resumed operations.  The temporary closure did not have a material impact on Kodak’s financial statements. None of Kodak’s other manufacturing facilities have been ordered to close by governmental authorities.

Kodak continues to monitor the rapidly evolving events surrounding the war in Ukraine and the various sanctions imposed in response to the war.  Kodak is in compliance with all sanctions.  Kodak is experiencing worldwide supply constraints for aluminum and electronic components, and increased energy and transportation costs due in part to the war in Ukraine.

[30]

The extent to which the military conflict in Ukraine will impact the global economy and Kodak’s business and operations remains uncertain. Kodak may continue to face further supply chain disruptions and increased costs.

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product.  The direct operations of Kodak’s Russian subsidiary are not material to the Company’s financial statements (less than 1% of total consolidated revenues for 2021), and there were no material impacts to the consolidated results as of and for the quarter and year-to-date periods ended June 30, 2022.  Kodak is in the process of an orderly winding down of its Russian subsidiary and direct Russian operations.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

[31]

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press.  This improvement in the printing process saves time and costs for customers.  Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate.  The segment is experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs, including aluminum prices, through a combination of surcharges and price increases, improved production efficiency and cost reduction initiatives. In addition, Kodak seeks to offset the impact of short-term and long‐term market dynamics on pricing and volume pressures through innovations in Kodak product lines, including investing in digital print technologies.

•

In Digital Printing, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue.  The PROSPER Inkjet Systems business is expected to continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022.  The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet.  Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging.  The first flexible packaging printing system utilizing Kodak’s ULTRASTREAM inkjet technology was placed during the second quarter of 2022.

In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak’s ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint.  The Electrophotographic Printing Solutions business launched a new digital press at the end of the second quarter of 2022, the KODAK ASCEND, aimed at the growing retail, point of purchase and small packaging markets.

•

Advanced Materials and Chemicals is using Kodak’s deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:

o

Electric Vehicle (“EV”)/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area.  Kodak is currently in the process of expanding its pilot coating facility.  On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. (“Wildcat”), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery.  Kodak has also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies.  Wildcat has granted Kodak certain rights to negotiate a production or licensing arrangement with Wildcat when and if Wildcat’s technology reaches commercial readiness.

o

Light-Blocking Technology - Kodak plans to leverage a proprietary technology initially developed for electrophotographic toners to commercialize a carbon‐less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics.  Kodak is installing a production-scale coating machine to coat fabrics in Eastman Business Park, located in Rochester, NY.

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

o

Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceuticals, to implement an expansion into manufacturing Diagnostic Test Reagent solutions.  Kodak has started construction of a lab and manufacturing facility to manufacture reagents for healthcare applications within an existing building located at Eastman Business Park.

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

[32]

RESULTS OF OPERATIONS

2022 COMPARED TO 2021

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2022	% of Sales	2021	% of Sales	$ Change	2022	% of Sales	2021	% of Sales	$ Change
Revenues	$321		$291		$30	$611		$556		$55
Cost of revenues	270		243		27	527		468		59
Gross profit	51	16%	48	16%	3	84	14%	88	16%	(4)
Selling, general and administrative expenses	41	13%	42	14%	(1)	84	14%	88	16%	(4)
Research and development costs	9	3%	8	3%	1	18	3%	16	3%	2
Restructuring costs and other	—	0%	0	0%	0	-	0%	1	0%	(1)
Other operating income, net	—	0%	(6)	(2)%	6	-	0%	(7)	(1)%	7
Earnings (loss) from operations before interest expense, pension income excluding service cost cost component, other (income) charges, net and income taxes	1	0%	4	1%	(3)	(18)	(3)%	(10)	(2)%	(8)
Interest expense	10	3%	10	3%	—	19	3%	14	3%	5
Pension income excluding service cost component	(27)	(8)%	(26)	(9)%	(1)	(57)	(9)%	(51)	(9)%	(6)
Other (income) charges, net	(1)	(0)%	1	0%	(2)	2	0%	1	0%	1
Earnings from operations before income taxes	19	6%	19	7%	—	18	3%	26	5%	(8)
(Benefit) provision for income taxes	(1)	(0)%	3	1%	(4)	1	0%	4	1%	(3)
Net income	$20	6%	$16	5%	$4	$17	3%	$22	4%	$(5)
[33]

Revenue

Current Quarter

For the three months ended June 30, 2022 revenues improved $30 million compared with the same period in 2021, driven by improved pricing within Traditional Printing ($50 million), improved pricing and product mix and increased volume within Advanced Materials and Chemicals ($5 million and $3 million, respectively) and improved pricing in Digital Printing ($2 million).  Partially offsetting these favorable impacts was lower volume in Traditional Printing and Digital Printing ($8 million and $3 million, respectively) and unfavorable foreign currency ($19 million).  See segment discussions for additional details.

Year-to-Date

For the six months ended June 30, 2022 revenues improved $55 million compared with the same period in 2021, primarily due to improved pricing within Traditional Printing ($72 million), improved pricing and product mix and increased volume within Advanced Materials and Chemicals ($10 million and $5 million, respectively) and improved volume in Brand ($2 million).  Partially offsetting these favorable impacts was lower volume in Digital Printing ($9 million) and unfavorable foreign currency ($29 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2022 improved approximately $3 million compared with the same period in 2021, primarily due to improved pricing within Traditional Printing ($50 million) and improved pricing and product mix in Advanced Materials and Chemicals ($4 million).  Partially offsetting these favorable impacts was higher aluminum costs in Traditional Printing ($29 million), higher manufacturing costs in Traditional Printing ($14 million) and Advanced Materials and Chemicals ($4 million) and unfavorable foreign currency ($4 million). See segment discussions for additional details.

Year-to-Date

Gross profit for the six months ended June 30, 2022 declined approximately $4 million compared with the same period in 2021, primarily due to higher aluminum costs in Traditional Printing ($44 million), higher manufacturing costs in Traditional Printing ($28 million), Digital Printing ($6 million) and Advanced Materials and Chemicals ($7 million) and unfavorable foreign currency ($6 million).  Partially offsetting these unfavorable impacts was improved pricing in Traditional Printing ($72 million), improved pricing and product mix and higher volume in Advanced Materials and Chemicals (each $4 million), higher margins in Digital Printing and improved volume in Brand (each $2 million) and a decrease in workers’ compensation reserves ($2 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $1 million and $4 million in the three and six months ended June 30, 2022, respectively.  The decrease in the three months ending June 30, 2022 was primarily due to lower consulting and other costs primarily associated with investigations and litigation and favorable foreign currency (each $1 million) compared to the prior year period, partially offset by an increase in selling and administrative costs ($1 million).  The decrease in the six months ending June 30, 2022 was primarily due to lower consulting and other costs primarily associated with investigations and litigation ($4 million), a decrease in workers’ compensation reserves ($2 million), lower equity based compensation ($1 million) and favorable foreign currency ($2 million) partially offset by an increase in selling and administrative costs ($5 million).

Research and Development Costs

Consolidated R&D expenses increased $1 million and $2 million in the three and six months ended June 30, 2022, respectively.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component increased $1 million and $6 million in the three and six months ended June 30, 2022, respectively.  As a result of the remeasurement of the KRIP plan on May 31, 2022, total pension income from continuing operations before special termination benefits, curtailments and settlements is expected to be approximately $88 million in 2022, a decrease of $25 million from the previous estimate driven by an increase in the discount rate.

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

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$194	$169	$366	$317
Digital Printing	58	62	114	126
Advanced Materials and Chemicals	61	54	115	100
Brand	4	3	8	6
All Other	4	3	8	7
Consolidated total	$321	$291	$611	$556

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$10	$6	$8	$11
Digital Printing	(4)	—	(9)	—
Advanced Materials and Chemicals	1	1	(2)	(3)
Brand	4	3	7	5
All other	1	1	1	1
Depreciation and amortization	(7)	(8)	(14)	(16)
Restructuring costs and other	—	—	—	(1)
Stock based compensation	(1)	(1)	(3)	(4)
Consulting and other costs (1)	(3)	(4)	(5)	(9)
Idle costs (2)	—	—	(1)	(1)
Other operating income, net (3)	—	6	—	7
Interest expense (3)	(10)	(10)	(19)	(14)
Pension income excluding service cost component (3)	27	26	57	51
Other income (charges), net (3)	1	(1)	(2)	(1)
Consolidated earnings from operations before income taxes	$19	$19	$18	$26

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.
(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

[35]

Kodak decreased workers’ compensation reserves by approximately $4 million and $8 million in the three and six months ended June 30, 2022, driven by changes in discount rates. The decrease in reserves in the three months ended June 30, 2022 impacted gross profit by approximately $2 million and SG&A expenses by approximately $2 million. The decrease in reserves in the six months ended June 30, 2022 impacted gross profit by approximately $5 million and SG&A expenses by approximately $3 million.

Kodak decreased workers’ compensation reserves by approximately $3 million in the second quarter of 2021, driven by changes in discount rates. The decrease in reserves in the second quarter of 2021 impacted gross profit by approximately $2 million and SG&A expenses by approximately $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense and other income (charges), net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

TRADITIONAL PRINTING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$194	$169	$25	$366	$317	$49

Operational EBITDA	$10	$6	$4	$8	$11	$(3)

Revenues

Current Quarter

The increase in Traditional Printing revenues for the three months ended June 30, 2022 of approximately $25 million reflected improved pricing in Prepress Solutions consumables ($49 million) partially offset by reduced volumes in Prepress Solutions consumables and equipment ($5 million and $4 million, respectively) and unfavorable foreign currency ($15 million).

Year-to-Date

The increase in Traditional Printing revenues for the six months ended June 30, 2022 of approximately $49 million reflected improved pricing and volume in Prepress Solutions consumables ($72 million and $4 million, respectively) partially offset by reduced volumes in Prepress Solutions equipment ($3 million) and unfavorable foreign currency ($23 million).

Operational EBITDA

Current Quarter

Traditional Printing Operational EBITDA for the three months ended June 30, 2022 improved $4 million reflecting price improvements in Prepress Solutions consumables ($49 million) partially offset by higher aluminum costs ($29 million), increased manufacturing costs ($14 million) driven by increases in other costs such as utilities, transportation and supplies and unfavorable foreign currency ($2 million).

Year-to-Date

Traditional Printing Operational EBITDA for the six months ended June 30, 2022 declined $3 million reflecting higher aluminum costs ($44 million), increased manufacturing costs ($28 million) driven by increases in other costs such as utilities, transportation and supplies as well as higher selling and administrative costs ($1 million) and unfavorable foreign currency ($2 million).  The higher costs were partially offset by pricing improvements ($72 million) in Prepress Solutions consumables.

[36]

DIGITAL PRINTING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$58	$62	$(4)	$114	$126	$(12)

Operational EBITDA	$(4)	$—	$(4)	$(9)	$—	$(9)

Revenues

Current Quarter

The decline in Digital Printing revenues for the three months ended June 30, 2022 of approximately $4 million primarily reflected volume declines in Electrophotographic Printing Solutions equipment ($2 million) and unfavorable foreign currency ($3 million).

Year-to-Date

The decline in Digital Printing revenues for the six months ended June 30, 2022 of approximately $12 million primarily reflected volume declines in PROSPER equipment and components ($4 million and $1 million, respectively), volume declines in Electrophotographic Printing Solutions equipment and VERSAMARK consumables and service ($3 million and $1 million, respectively) and unfavorable foreign currency ($5 million) partially offset by improved pricing in PROSPER annuities and improved product mix in Electrophotographic Printing Solutions (both $1 million).

Operational EBITDA

Current Quarter

Digital Printing Operational EBITDA for the three months ended June 30, 2022 declined $4 million primarily reflecting increased manufacturing costs ($1 million) and higher SG&A and R&D costs ($2 million) partially offset by higher margins on Electrophotographic Printing Solutions equipment ($1 million).

Year-to-Date

Digital Printing Operational EBITDA for the six months ended June 30, 2022 declined $9 million primarily reflecting increased manufacturing costs ($6 million), higher SG&A and R&D costs ($3 million), unfavorable pricing in Electrophotographic Printing Solutions consumables and service ($1 million) and unfavorable foreign currency ($1 million) partially offset by higher margins on Electrophotographic Printing Solutions equipment and a decrease in workers’ compensation reserves (each $2 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$61	$54	$7	$115	$100	$15

Operational EBITDA	$1	$1	$—	$(2)	$(3)	$1

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended June 30, 2022 improved $7 million primarily from pricing and product mix improvements and increased volume in Industrial Film and Chemicals ($5 million and $2 million, respectively).

Year-to-Date

Advanced Materials and Chemicals revenues for the six months ended June 30, 2022 improved $15 million primarily from volume improvements in Industrial Film and Chemicals and Motion Picture ($7 million and $4 million, respectively) and improved pricing and product mix in Industrial Film and Chemicals ($5 million) partially offset by unfavorable foreign currency ($1 million).

[37]

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA was flat for the three months ended June 30, 2022 reflecting pricing and product mix improvements in Industrial Film and Chemicals ($4 million), offset by increased manufacturing costs for Industrial Film and Chemicals ($4 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $1 million for the six months ended June 30, 2022 reflecting improved pricing and product mix and increased volume in Industrial Film and Chemicals ($4 million and $3 million, respectively), increased volume in Motion Picture ($1 million) and a reduction in workers’ compensation reserves ($2 million).  The favorable impacts were partially offset by increased manufacturing costs for Industrial Film and Chemicals ($7 million), increased SG&A costs ($1 million) and unfavorable foreign currency ($1 million).

BRAND SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$4	$3	$1	$8	$6	$2

Operational EBITDA	$4	$3	$1	$7	$5	$2

Brand revenues and operational EBITDA improved $1 million and $2 million in the three and six months ended June 30, 2022 compared to the prior year quarter and year-to-date period due to increased volume.

RESTRUCTURING COSTS AND OTHER

Kodak recorded less than $1 million of charges for the three and six months ended June 30, 2022 in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $1 million and $3 million during the three and six months ended June 30, 2022, respectively.

The restructuring actions implemented in the first six months of 2022 are expected to generate future annual cash savings of approximately $1 million, which are expected to reduce future annual SG&A expenses.  The majority of the annual savings were already in effect by the end of the second quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $289 million, a decrease of $73 million from December 31, 2021.  On June 15, 2022, Kodak exercised its right to draw down in full an additional $50 million in aggregate principal pursuant to the Term Loan Credit Agreement and received net proceeds of $49 million. On July 13, 2022, Kodak invested $25 million of the proceeds received from the Delayed Draw Term Loans to acquire a minority preferred equity interest in Wildcat, a private technology company that uses proprietary methods to research and develop new battery materials.

The financing transactions entered into during the first quarter of 2021 and the full draw down of the Delayed Draw Term Loans in the second quarter of 2022 provided additional liquidity to the Company to fund on‐going operations and obligations, invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.  Kodak’s plans to return to sustainable positive cash flow include growing revenues profitably, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and implementing ways to reduce cash collateral needs.  Kodak believes the expected cash provided from operating activities, together with the current levels of cash and cash equivalents, available borrowing capacity under the Amended ABL Credit Agreement and additional liquidity measures will be sufficient to meet the Company’s short‐term and long‐term cash requirements, as further described below.

[38]

Kodak’s products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to conditions associated with the on-going COVID-19 pandemic, the war in Ukraine and other global events.  Kodak businesses are experiencing supply chain disruptions, shortages in materials and labor, and increased labor, commodity and distribution costs.  While manufacturing volumes have improved since 2020 at the height of the pandemic, the economic uncertainty surrounding the COVID-19 pandemic, the war in Ukraine, the current inflationary environment and other global events represents an additional element of complexity in Kodak’s plans to return to sustainable positive cash flow.  The Company cannot predict the duration and scope of the COVID-19 pandemic, the war in Ukraine, as well as other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, or how quickly and to what extent normal economic and operating conditions can resume.

	June 30,	December 31,
(in millions)	2022	2021
Cash, cash equivalents and restricted cash	$353	$423

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2022	2021	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(103)	$(21)	$(82)
Cash flows from investing activities:
Net cash used in investing activities	(9)	(5)	(4)
Cash flows from financing activities:
Net cash provided by financing activities	47	241	(194)
Effect of exchange rate changes on cash and restricted cash	(5)	(2)	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70)	$213	$(283)

Operating Activities

Net cash used in operating activities increased $82 million for the six months ended June 30, 2022 as compared with the corresponding period in 2021 primarily due to an increase in trade receivables driven by revenue growth, increased investment in inventory to strengthen the ability to supply customers, increase in cash used for accounts payable and lower cash earnings.

Investing Activities

Net cash used in investing activities increased $4 million for the six months ended June 30, 2022 as compared with the corresponding period in 2021 due to an increase in capital expenditures.

Financing Activities

The change in net cash provided by financing activities for the six months ended June 30, 2022 compared to corresponding period in 2021 was primarily driven by the net proceeds of $247 million received in the prior year period from the refinancing transactions partially offset by net proceeds of $49 million received in the second quarter of 2022 from the Delayed Draw Term Loans as well as lower preferred stock dividend payments in the current year period.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Amended ABL Credit Agreement. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At June 30, 2022 and December 31, 2021 approximately $203 million and $250 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $86 million and $112 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

[39]

As of June 30, 2022 and December 31, 2021, outstanding inter-company loans to the U.S. were $390 million and $418 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $91 million and $119 million, respectively.  In China, where approximately $33 million and $42 million of cash and cash equivalents was held as of June 30, 2022 and December 31, 2021, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Amended ABL Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended ABL Credit Agreement.

The Company had issued approximately $46 million letters of credit under the Amended ABL Credit Agreement and $44 million letters of credit under the L/C Facility Agreement as of June 30, 2022 and December 31, 2021.  The letters of credit under the L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral).  The L/C Cash Collateral was $45 million at June 30, 2022 which was classified as Restricted Cash.

Under the Amended ABL Credit Agreement and L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested on the last day of each fiscal quarter.  Minimum Liquidity was $203 million and $250 million at June 30, 2022 and December 31, 2021, respectively.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under both the Amended ABL Credit Agreement and the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million as of both June 30, 2022 and December 31, 2021), which is tested at the end of each month.  Excess Availability was $35 million and $27 million as of June 30, 2022 and December 31, 2021, respectively.  If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control.  Since Excess Availability was greater than 12.5% of lender commitments at June 30, 2022 and December 31, 2021, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

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

Kodak intends to continue to maintain Excess Availability above the minimum threshold.  The borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment.  As noted above, since Excess Availability was greater than 12.5% of lender commitments Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of June 30, 2022 Fixed Charges (as defined in the ABL Credit Agreement) exceeded EBITDA by approximately $67 million, therefore the Fixed Charges Coverage Ratio was less than 1.0 to 1.0.

Borrowing Resources

The Term Loan Credit Agreement included a commitment to provide Delayed Draw Term Loans in an aggregate principal amount of $50 million on or before February 26, 2023.  The Company drew down the $50 million of Delayed Draw Term Loans on June 15, 2022.

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

[40]

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

As a result of the Company’s credit ratings, during the second quarter of 2020 two surety bond holders notified the Company they required approximately $9 million of incremental collateral. The Company reduced the surety bond value by approximately $9 million in July 2020 with an equivalent increase to an existing letter of credit with the New York Workers’ Compensation Board.  The Company could be required to provide up to $3 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in the first six months of 2022.  For the balance of 2022, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $8 million.

Capital Expenditures

Cash flow from investing activities included $9 million of capital expenditures for the six months ended June 30, 2022.  Kodak expects approximately $35 million to $50 million of total capital expenditures for 2022.  The expected increase in capital expenditures in 2022 is driven by investments in growth initiatives and back‐office automation.

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

[41]

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2022 and December 31, 2021, the fair value of open forward contracts would have decreased $10 million and $14 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

The majority of the Company’s debt is fixed rate debt. The fair market value of fixed‐rate debt is sensitive to changes in interest rates. At both June 30, 2022 and December 31, 2021, a 10% change in market interest rates would change the fair value of the Company’s debt by approximately $1 million.

Kodak’s financial instrument counterparties are high‐quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2022 was not significant to Kodak.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding certain legal proceedings in which Kodak is involved.

[43]

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A. of the 2021 Form 10-K for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2022

None.

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2022

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (2)
April 1 through 30	24,262	$4.76	n/a	n/a
May 1 through 31	2,068	5.20	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	26,330	$4.79

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

[44]

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

EASTMAN KODAK COMPANY
(Registrant)

Date: August 9, 2022	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[46]