Form 10-Q
period 2022-09-30
EASTMAN KODAK CO
filed 2022-11-08
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2022
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

As of November 1, 2022, the registrant had 79,101,776 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2022

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Sales	$234	$231	$734	$674
Services	55	56	166	169
Total revenues	289	287	900	843
Cost of revenues
Sales	208	206	662	595
Services	38	38	111	117
Total cost of revenues	246	244	773	712
Gross profit	43	43	127	131
Selling, general and administrative expenses	39	43	123	131
Research and development costs	8	8	26	24
Restructuring costs and other	3	—	3	1
Other operating expense (income), net	—	1	—	(6)
Loss from operations before interest expense, pension income excluding service cost component, other (income) charges, net and income taxes	(7)	(9)	(25)	(19)
Interest expense	10	9	29	23
Pension income excluding service cost component	(20)	(25)	(77)	(76)
Other (income) charges, net	—	(2)	2	(1)
Earnings from operations before income taxes	3	9	21	35
Provision for income taxes	1	1	2	5
Net income	$2	$8	$19	$30

Basic net (loss) income per share attributable to Eastman Kodak Company common shareholders	$(0.01)	$0.06	$0.11	$0.40
Diluted net (loss) income per share attributable to Eastman Kodak Company common shareholders	$(0.01)	$0.06	$0.11	$0.39

Number of common shares used in basic and diluted net income per share
Basic	79.0	78.6	78.9	78.3
Diluted	79.0	80.6	80.7	80.5

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME	$2	$8	$19	$30
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1)	—	(6)	3
Pension and other postretirement benefit plan obligation activity, net of tax	2	7	112	21
Other comprehensive income, net of tax	1	7	106	24
COMPREHENSIVE INCOME, NET OF TAX	$3	$15	$125	$54

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2022	2021
ASSETS
Cash and cash equivalents	$216	$362
Trade receivables, net of allowances of $6 and $7, respectively	164	175
Inventories, net	273	219
Other current assets	44	49
Current assets held for sale	2	2
Total current assets	699	807
Property, plant and equipment, net of accumulated depreciation of $440 and $441, respectively	147	140
Goodwill	12	12
Intangible assets, net	30	34
Operating lease right-of-use assets	41	47
Restricted cash	57	54
Pension and other postretirement assets	1,198	1,022
Other long-term assets	75	55
TOTAL ASSETS	$2,259	$2,171

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$147	$153
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	12	13
Other current liabilities	137	142
Total current liabilities	297	309
Long-term debt, net of current portion	312	253
Pension and other postretirement liabilities	336	382
Operating leases, net of current portion	36	45
Other long-term liabilities	176	205
Total liabilities	1,157	1,194

Commitments and Contingencies (Note 8)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	201	196

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,162	1,166
Treasury stock, at cost	(11)	(10)
Accumulated deficit	(577)	(596)
Accumulated other comprehensive income	327	221
Total shareholders’ equity	901	781
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,259	$2,171

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$19	$30
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	22	23
Pension income	(64)	(63)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	(1)	(3)
Net loss on sales of assets	—	1
Non-cash changes in workers' compensation reserves	(13)	(4)
Stock based compensation	4	6
Benefit from deferred income taxes	(3)	(1)
(Increase) decrease in trade receivables	(7)	6
Increase in inventories	(74)	(38)
Increase in trade payables	5	33
Decrease in liabilities excluding borrowings and trade payables	(26)	(26)
Other items, net	8	3
Total adjustments	(149)	(63)
Net cash used in operating activities	(130)	(33)
Cash flows from investing activities:
Additions to properties	(19)	(10)
Purchase of preferred equity interest	(25)	—
Net proceeds from sales of assets	—	1
Net cash used in investing activities	(44)	(9)
Cash flows from financing activities:
Net proceeds from Term Loan Credit Agreement	49	215
Net proceeds from Convertible Notes	—	25
Net proceeds from Series C Preferred Stock	—	99
Proceeds from sale of common stock	—	10
Repurchase of Series A Preferred Stock	—	(100)
Debt issuance costs	—	(2)
Preferred stock cash dividend payments	(3)	(6)
Treasury stock purchases	(1)	(1)
Net cash provided by financing activities	45	240
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(143)	195
Cash, cash equivalents and restricted cash, beginning of period	423	256
Cash, cash equivalents and restricted cash, end of period	$280	$451

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Nine-Month Period Ending September 30, 2022
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196
Net loss	—	—	(3)	—	—	(3)	—
Other comprehensive income (loss), (net of tax):
Currency translation adjustments	—	—	—	5	—	5	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2022	$—	$1,165	$(599)	$226	$(10)	$782	$198
Net income	—	—	20	—	—	20	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(10)	—	(10)	—
Pension and other postretirement liability adjustments	—	—	—	110	—	110	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2022	$—	$1,164	$(579)	$326	$(10)	$901	$199
Net income	—	—	2	—	—	2	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments	—	—	—	2	—	2	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Treasury stock purchases (1)	—	—	—	—	(1)	(1)	—
Equity (deficit) as of September 30, 2022	$—	$1,162	$(577)	$327	$(11)	$901	$201

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

Reclassifications

Certain amounts from previous periods have been reclassified to conform to the current period classification in the disaggregated revenue information for the Digital Printing segment.

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$216	$362
Restricted cash reported in Other current assets	7	7
Restricted cash	57	54
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$280	$423

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

[9]

Restricted cash includes $44 million and $45 million as of September 30, 2022 and December 31, 2021, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”). In addition, Restricted cash as of September 30, 2022 and December 31, 2021 includes an escrow of $5 million and $4 million, respectively, in China to secure various ongoing obligations under the agreements for a strategic relationship with Lucky HuaGuang Graphics Co. Ltd. Restricted cash also included $6 million and $3 million of security posted related to Brazilian legal contingencies as of September 30, 2022 and December 31, 2021, respectively.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2022	2021
Finished goods	$123	$94
Work in process	71	65
Raw materials	79	60
Total	$273	$219

NOTE 4: OTHER LONG-TERM ASSETS

	September 30,	December 31,
(in millions)	2022	2021
Preferred equity investment	$25	$—
Estimated workers' compensation recoveries	14	18
Long-term receivables	10	11
Other	26	26
Total	$75	$55

On July 13, 2022 Kodak invested $25 million of the proceeds received from the Delayed Draw Term Loans to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. (“Wildcat”), a private technology company that uses proprietary methods to research and develop new battery materials. Kodak has also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies.  The Wildcat investment will be accounted for using the cost method.  Refer to Note 5,"Debt and Finance Leases" for the definition of Delayed Draw Term Loans.

NOTE 5: DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows:

			Weighted-Average	September 30,	December 31,
(in millions)	Type	Maturity	Effective Interest Rate	2022	2021
Current portion:
	RED-Rochester, LLC	2033	11.48%	$1	$1
				1	1
Non-current portion:
	Term loans	2026	13.78%	282	224
	Convertible debt	2026	17.38%	17	15
	RED-Rochester, LLC	2033	11.48%	12	12
	Finance leases	Various	Various	—	1
	Other debt	Various	Various	1	1
				312	253
				$313	$254

[10]

Annual maturities of debt and finance leases outstanding at September 30, 2022 were as follows:

	Carrying	Maturity
	Value	Value
Q4 2022	$—	$—
2023	2	2
2024	1	1
2025	1	1
2026	300	367
2027 and thereafter	9	9
Total	$313	$380

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

The Term Loans are guaranteed by the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”), and are secured by (i) a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting ABL Priority Collateral (as defined in the Amended and Restated Asset Based Revolving Credit Agreement) or L/C Cash Collateral (as defined in the Letter of Credit Facility Agreement), including 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries (the “Term Loan Priority Collateral”) and (ii) a third priority lien on the ABL Priority Collateral and L/C Cash Collateral.

[11]

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

Embedded Derivatives

The Company allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative at both September 30, 2022 and December 31, 2021 was a liability of $4 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 19, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes at September 30, 2022 and December 31, 2021 was $17 million and $15 million, respectively. The Convertible Notes unamortized discount at September 30, 2022 and December 31, 2021 was $9 million and $11 million, respectively. The estimated fair value of the Convertible Notes as of September 30, 2022 was $16 million (Level 3). The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

[12]

NOTE 6: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	September 30,	December 31,
(in millions)	2022	2021
Series B preferred stock	$94	$94
Series C preferred stock	107	102
Total	$201	$196

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

Embedded Conversion Features

The Company allocated $1 million to the derivative liability based on the aggregate fair value of the embedded conversion feature on the date of issuance which reduced the original carrying value of the Series B Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both September 30, 2022 and December 31, 2021 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 19, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series B Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

[13]

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

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of September 30, 2022 and December 31, 2021 was a liability of $1 million and $2 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 19, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

[14]

NOTE 7: LEASES

Income recognized on operating lease arrangements for the three and nine months ended September 30, 2022 and 2021 is presented below. Income recognized for sales-type lease arrangements for both the three and nine months ended September 30, 2022 was $0 million and for the three and nine months ended September 30, 2021 was $1 million and $2 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Lease income - operating leases:
Lease income	$2	$2	$7	$6
Variable lease income	2	1	4	3
Total lease income	$4	$3	$11	$9

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company had outstanding letters of credit of $51 million and $43 million issued under the Amended ABL Credit Agreement and the L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $29 million, and restricted cash of $64 million, primarily related to cash collateral for the outstanding letters of credit under the L/C Facility Agreement, to ensure payment of possible casualty and workers’ compensation claims, legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2022, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $116 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of September 30, 2022, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $41 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

[15]

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”). The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the U.S. International Development Finance Corporation (the “DFC”) announcement (the “DFC Announcement”) of the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”) on July 28, 2020. The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021. Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021 which added Kodak’s General Counsel and current and former members of its Board of Directors as additional defendants. The Company and individual defendants filed a joint motion to dismiss the Consolidated Securities Class Action on December 14, 2021. The lead plaintiff filed an opposition to the motion to dismiss on February 28, 2022, and the Company and the individual defendants filed responses to the plaintiff’s opposition on April 6, 2022. A hearing with respect to the motion to dismiss was held on August 3, 2022, and the lawsuit was dismissed with prejudice on September 28, 2022.  The plaintiffs filed a notice of appeal of the dismissal on October 27, 2022. The Company intends to continue to vigorously defend itself against the Consolidated Securities Class Action.

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

[16]

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case has been completed, and the Company and individual defendants formally filed their motions to dismiss on September 30, 2022.

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

[17]

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2021 to September 30, 2022, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2021	$19
New extended warranty and maintenance arrangements deferred	66
Recognition of extended warranty and maintenance arrangement revenue	(67)
Deferred revenue on extended warranties as of September 30, 2022	$18

[18]

NOTE 10: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography

Major Product

Three Months Ended
September 30, 2022

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$139	$15	$6	$—	$—	$160
Ongoing service arrangements (1)	19	31	4	—	—	54
Total annuities	158	46	10	—	—	214
Equipment & software	11	9	—	—	—	20
Film and chemicals	—	—	47	—	—	47
Other (2)	—	—	1	3	4	8
Total	$169	$55	$58	$3	$4	$289

Nine Months Ended
September 30, 2022

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$449	$47	$20	$—	$—	$516
Ongoing service arrangements (1)	57	99	9	—	—	165
Total annuities	506	146	29	—	—	681
Equipment & software	29	23	—	—	—	52
Film and chemicals	—	—	142	—	—	142
Other (2)	—	—	2	11	12	25
Total	$535	$169	$173	$11	$12	$900

Three Months Ended
September 30, 2021

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$134	$18	$7	$—	$—	$159
Ongoing service arrangements (1)	20	34	1	—	—	55
Total annuities	154	52	8	—	—	214
Equipment & software	12	6	—	—	—	18
Film and chemicals	—	—	47	—	—	47
Other (2)	—	—	—	4	4	8
Total	$166	$58	$55	$4	$4	$287

[19]

Nine Months Ended
September 30, 2021

(in millions)	Traditional Printing	Digital Printing	Advanced Materials and Chemicals	Brand	All Other	Total
Plates, inks and other consumables	$389	$50	$17	$—	$—	$456
Ongoing service arrangements (1)	60	103	4	—	—	167
Total annuities	449	153	21	—	—	623
Equipment & software	34	31	—	—	—	65
Film and chemicals	—	—	133	—	—	133
Other (2)	—	—	1	10	11	22
Total	$483	$184	$155	$10	$11	$843

(1)	Service revenue in the Consolidated Statement of Operations includes the ongoing service revenue shown above as well as one-time service revenue.

(2)	Other includes revenue from non-recurring engineering services, tenant rent and related property management services and licensing.

Product Portfolio Summary:

Three Months Ended
September 30, 2022

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
Growth engines (1)	$61	$32	$1	$—	$—	$94
Strategic other businesses (2)	108	14	57	3	4	186
Planned declining businesses (3)	—	9	—	—	—	9
Total	$169	$55	$58	$3	$4	$289

Nine Months Ended
September 30, 2022

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
Growth engines (1)	$198	$97	$2	$—	$—	$297
Strategic other businesses (2)	337	40	171	11	12	571
Planned declining businesses (3)	—	32	—	—	—	32
Total	$535	$169	$173	$11	$12	$900

[20]

Three Months Ended
September 30, 2021

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
Growth engines (1)	$56	$32	$—	$—	$—	$88
Strategic other businesses (2)	110	14	55	4	4	187
Planned declining businesses (3)	—	12	—	—	—	12
Total	$166	$58	$55	$4	$4	$287

Nine Months Ended
September 30, 2021

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
Growth engines (1)	$156	$105	$—	$—	$—	$261
Strategic other businesses (2)	327	42	155	10	11	545
Planned declining businesses (3)	—	37	—	—	—	37
Total	$483	$184	$155	$10	$11	$843

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

[21]

Geography (1):

Three Months Ended
September 30, 2022

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
United States	$42	$26	$44	$3	$4	$119
Canada	3	2	—	—	—	5
North America	45	28	44	3	4	124
Europe, Middle East and Africa	76	19	6	—	—	101
Asia Pacific	40	8	8	—	—	56
Latin America	8	—	—	—	—	8
Total	$169	$55	$58	$3	$4	$289

Nine Months Ended
September 30, 2022

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
United States	$122	$81	$130	$11	$12	$356
Canada	9	6	1	—	—	16
North America	131	87	131	11	12	372
Europe, Middle East and Africa	258	57	15	—	—	330
Asia Pacific	123	23	27	—	—	173
Latin America	23	2	—	—	—	25
Total	$535	$169	$173	$11	$12	$900

Three Months Ended
September 30, 2021

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
United States	$36	$25	$40	$4	$4	$109
Canada	3	2	—	—	—	5
North America	39	27	40	4	4	114
Europe, Middle East and Africa	75	21	4	—	—	100
Asia Pacific	44	9	11	—	—	64
Latin America	8	1	—	—	—	9
Total	$166	$58	$55	$4	$4	$287

[22]

Nine Months Ended
September 30, 2021

			Advanced
			Materials
	Traditional	Digital	and
(in millions)	Printing	Printing	Chemicals	Brand	All Other	Total
United States	$101	$78	$111	$10	$11	$311
Canada	9	7	1	—	—	17
North America	110	85	112	10	11	328
Europe, Middle East and Africa	219	62	12	—	—	293
Asia Pacific	132	34	31	—	—	197
Latin America	22	3	—	—	—	25
Total	$483	$184	$155	$10	$11	$843

(1)	Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at September 30, 2022 and December 31, 2021 was $2 million and $3 million, respectively, and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements. The amounts recorded for contract liabilities at September 30, 2022 and December 31, 2021 were $50 million and $57 million, respectively, in the Consolidated Statement of Financial Position, of which $38 million and $43 million are reported in Other current liabilities, respectively, and $12 million and $14 million are reported in Other long-term liabilities, respectively.

Revenue recognized for the three and nine months ended September 30, 2022 and 2021 that was included in the contract liability balance at the beginning of the year was $7 million and $36 million, respectively, in 2022 and $9 million and $34 million, respectively, in 2021 and primarily represented revenue from prepaid service contracts and equipment revenue recognition. Contract liabilities as of September 30, 2022 included $19 million and $33 million of cash payments received during the three and nine months ended September 30, 2022 respectively. Contract liabilities as of  September 30, 2021 included $19 million and $26 million of cash payments received during the three and nine months ended September 30, 2021, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2022, there was approximately $60 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2022, 30% in 2023, 30% in the two-year period 2024 through 2025 and 30% thereafter.

NOTE 11: OTHER OPERATING EXPENSE (INCOME)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Expense (income):
Legal settlements	$—	$—	$—	$(7)
Loss on sale of assets	—	1	—	1
Total	$—	$1	$—	$(6)

[23]

NOTE 12: OTHER (INCOME) CHARGES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Change in fair value of embedded conversion features derivative liability (1)	$—	$(3)	$(1)	$(3)
Loss on foreign exchange transactions	—	1	2	2
Other	—	—	1	—
Total	$—	$(2)	$2	$(1)

(1)	Refer to Note 19, “Financial Instruments”.

NOTE 13: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Earnings from operations before income taxes	$3	$9	$21	$35
Effective tax rate	33.3%	11.1%	9.5%	14.3%
Provision for income taxes	1	1	2	5
Provision for income taxes at U.S. statutory tax rate	1	2	4	7
Difference between tax at effective vs. statutory rate	$—	$(1)	$(2)	$(2)

For the three months ended September 30, 2022, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S, (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves.

For the nine months ended September 30, 2022, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

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

[24]

For the three months ended September 30, 2021, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S and (3) a benefit associated with foreign withholding taxes on undistributed earnings.

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

NOTE 14: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$—	$3	$1	$9	$2	$8	$3
Interest cost	24	2	12	2	56	6	36	4
Expected return on plan assets	(45)	(3)	(42)	(4)	(133)	(10)	(126)	(11)
Amortization of:
Prior service credit	—	—	(2)	—	(3)	—	(5)	—
Actuarial loss	—	3	7	2	—	8	22	6
Net pension (income) expense before special termination benefits	(18)	2	(22)	1	(71)	6	(65)	2
Special termination benefits	1	—	—	—	1	—	—	—
Total net pension (income) expense	$(17)	$2	$(22)	$1	$(70)	$6	$(65)	$2

The special termination benefits were incurred as a result of Kodak's restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for that period.

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

[25]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income	$2	$8	$19	$30
Less: Preferred stock cash dividends	(1)	(1)	(3)	(4)
Less: Preferred stock in-kind dividends	(2)	(1)	(4)	(3)
Less: Preferred stock deemed dividends	—	(1)	(1)	(3)
Plus: Expiration of Series A preferred stock embedded derivative	—	—	—	11
Less: Earnings attributable to Series C Preferred shareholders	—	—	(2)	—
Net (loss) income available to common shareholders - basic and diluted	$(1)	$5	$9	$31

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of shares)	2022	2021	2022	2021
Weighted average shares — basic	79.0	78.6	78.9	78.3
Effect of dilutive securities
Employee stock options	—	1.9	1.2	2.1
Unvested restricted stock units	—	0.1	0.6	0.1
Weighted average shares — diluted	79.0	80.6	80.7	80.5

As a result of the net loss available to common shareholders for the three months ended  September 30, 2022, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported income available to common shareholders for the three months ended September 30, 2022, the calculation of diluted earnings per share would have included the assumed vesting of 0.7 million unvested restricted stock units and the assumed exercise of 1.3 million outstanding stock options.

The computation of diluted earnings per share for the three and nine months ended September 30, 2022 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (4) the assumed exercise of 3.3 million and 3.4 million outstanding employee stock options, respectively, because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three and nine months ended September 30, 2021 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.0 million shares of Series C Preferred Stock, (4) the assumed exercise of 3.1 million outstanding employee stock options and (5) the assumed vesting of 0.0 million and 0.3 million unvested restricted stock units, respectively, because the effects would have been anti-dilutive.

[26]

NOTE 16: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of September 30, 2022 and December 31, 2021, there were 79.1 million and 78.7 million shares of common stock outstanding, respectively.

Preferred Stock

Preferred stock issued and outstanding as of September 30, 2022 consisted of 1.0 million shares of Series B Preferred Stock and 1.1 million shares of Series C Preferred Stock and as of  December 31, 2021 consisted of 1.0 million shares of Series B Preferred Stock and 1.0 million shares of Series C Preferred Stock.

Treasury Stock

Treasury stock consisted of approximately 0.9 million and 0.8 million shares as of September 30, 2022 and December 31, 2021, respectively.

NOTE 17: OTHER COMPREHENSIVE INCOME

The changes in Other comprehensive income (loss), by component, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Currency translation adjustments	$(1)	$—	$(6)	$3
Pension and other postretirement benefit plan changes
Newly established net actuarial gain (loss)	—	—	109	(1)
Tax Provision	—	—	—	—
Newly established net actuarial gain (loss), net of tax	—	—	109	(1)
Reclassification adjustments:
Amortization of prior service credit (1)	(1)	(2)	(4)	(6)
Amortization of actuarial losses (1)	3	9	7	28
Total reclassification adjustments	2	7	3	22
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	2	7	3	22
Pension and other postretirement benefit plan changes, net of tax	2	7	112	21
Other comprehensive income	$1	$7	$106	$24

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans and Other Postretirement Benefits".

[27]

NOTE 18: SEGMENT INFORMATION

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

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$169	$166	$535	$483
Digital Printing	55	58	169	184
Advanced Materials and Chemicals	58	55	173	155
Brand	3	4	11	10
All Other	4	4	12	11
Consolidated total	$289	$287	$900	$843

[28]

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$7	$5	$15	$16
Digital Printing	(6)	(2)	(15)	(2)
Advanced Materials and Chemicals	3	—	1	(3)
Brand	3	3	10	8
Total of reportable segments	7	6	11	19
All other	1	—	2	1
Depreciation and amortization	(8)	(7)	(22)	(23)
Restructuring costs and other	(3)	—	(3)	(1)
Stock based compensation	(1)	(2)	(4)	(6)
Consulting and other costs (1)	(2)	(4)	(7)	(13)
Idle costs (2)	(1)	(1)	(2)	(2)
Other operating (expense) income, net (3)	—	(1)	—	6
Interest expense (3)	(10)	(9)	(29)	(23)
Pension income excluding service cost component (3)	20	25	77	76
Other income (charges), net (3)	—	2	(2)	1
Consolidated earnings from operations before income taxes	$3	$9	$21	$35

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

Kodak decreased workers’ compensation reserves by approximately $5 million and $13 million in the three and nine months ended September 30, 2022, respectively, driven by changes in discount rates. The decrease in reserves in the three months ended September 30, 2022 impacted gross profit by approximately $3 million and research and development ("R&D") expenses and selling, general and administrative ("SG&A") expenses each by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2022 impacted gross profit by approximately $8 million, R&D expenses by $1 million and SG&A expenses by approximately $4 million.

Kodak decreased workers’ compensation reserves by approximately $1 million and $4 million in the three and nine months ended  September 30, 2021, respectively, driven by changes in discount rates. The decrease in reserves in the three and nine months ended  September 30, 2021 impacted gross profit by approximately $1 million and $3 million, respectively.  SG&A expenses were not impacted in the three months ended  September 30, 2021 and were impacted by approximately $1 million in the nine months ended  September 30, 2021.

[29]

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at September 30, 2022 and December 31, 2021 was approximately $284 million and $322 million, respectively. The majority of the contracts of this type held by Kodak as of September 30, 2022 and December 31, 2021 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net loss (gain) from derivatives not designated as hedging instruments	$6	$(1)	$16	$1

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2022 and 2021.

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

[30]

The Company concluded that the 2021 Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of certain of the embedded conversion features are not considered clearly and closely related to the Convertible Notes. The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”). Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability. The derivative was in a liability position at September 30, 2022 and December 31, 2021 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivative is being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

The Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a Fundamental Change is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and both are separately accounted for as a single derivative asset or liability.  Both derivatives were in a liability position at September 30, 2022 and December 31, 2021 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivatives are being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of both September 30, 2022 and December 31, 2021 was $0 million. The gross fair value of foreign currency forward contracts in a liability position as of September 30, 2022 and December 31, 2021 was $3 million and $0 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2022.

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements). The value of the embedded derivatives associated with the Convertible Notes and Series B and Series C Preferred Stock were calculated using a binomial lattice model.

[31]

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

2021 Convertible Notes:

	Valuation Date
	September 30,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$4	$4
Kodak's closing stock price	$4.59	$4.68
Expected stock price volatility	50.00%	36.00%
Risk free rate	4.19%	1.17%
Implied credit spread on the Convertible Notes	27.27%	18.89%

Series B Preferred Stock:

	Valuation Date
	September 30,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.59	$4.68
Expected stock price volatility	50.00%	36.00%
Risk free rate	4.19%	1.17%
Implied credit spread on the preferred stock	28.27%	19.39%

Series C Preferred Stock:

	Valuation Date
	September 30,	December 31,
	2022	2021
Total value of embedded derivative liability ($ millions)	$1	$2
Kodak's closing stock price	$4.59	$4.68
Expected stock price volatility	50.00%	36.00%
Risk free rate	4.19%	1.17%
Implied credit spread on the preferred stock	30.27%	21.39%

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

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $262 million and $269 million at September 30, 2022 and December 31, 2021, respectively.  The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both September 30, 2022 and December 31, 2021.

[32]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2021 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and in other filings the Company makes with the SEC from time to time, as well as the following:

●	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

●	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections, and projected growth;

●	Kodak’s ability to achieve the financial and operational results contained in its business plans;

●	Kodak’s ability to comply with the covenants in its various credit facilities;

●	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;

●

The impact of the global economic environment, including inflationary pressures, or medical epidemics such as the COVID-19 pandemic, including the restrictions and other actions taken in response to the COVID-19 pandemic, and Kodak’s ability to effectively mitigate associated increased costs of materials, labor, shipping and operations, and fluctuations in demand;

●

The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the COVID-19 pandemic;

●

The impacts of the war in Ukraine and the international response thereto on Kodak’s business and operations, including the cost of and availability of aluminum and other raw materials and components, shipping costs, transit times and energy costs;

●	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;

[33]

●

Continued sufficient availability of borrowings and letters of credit under the Amended ABL Credit Agreement and L/C Facility Agreement, Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak’s continued ability to manage world-wide cash through inter-company loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;

●

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

●

Kodak’s ability to effectively anticipate technology and industry trends and develop and market new products, solutions and technologies, including products based on its technology and expertise that relate to industries in which it does not currently conduct material business;

●	Kodak’s ability to effectively compete with large, well-financed industry participants;

●

Kodak’s ability to effect strategic transactions, such as investments, acquisitions, strategic alliances, divestitures and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions; and

●	The potential impact of force majeure events, cyber‐attacks or other data security incidents that could disrupt or otherwise harm Kodak’s operations.

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

Consolidated revenues in the three and nine months ended September 30, 2022 were $289 million and $900 million, respectively, improvements of $2 million (1%) and $57 million (7%) when compared to the three and nine months ended September 30, 2021, respectively. Currency impacted revenue unfavorably in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 ($22 million and $51 million, respectively).

Traditional Printing’s revenues, which accounted for 58% and 59% of Kodak’s total revenues for the three and nine months ended September 30, 2022, respectively, improved by $3 million (2%) and $52 million (11%) compared to the prior year quarter and year-to-date periods, respectively. For the three months ended September 30, 2022, volume for SONORA Process Free Plates declined by 10% compared to the prior year period due to a slowdown in demand in the current year quarter as a result of global economic conditions. For the nine months ended September 30, 2022, volume for SONORA Process Free Plates increased by 6% compared to the prior year period. Digital Printing revenues declined $3 million (5%) and $15 million (8%) in the three and nine months ended September 30, 2022, respectively, while Advanced Materials and Chemicals revenue improved $3 million (5%) and $18 million (12%), respectively.

[34]

Impact of COVID‐19 and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to the ongoing COVID‐19 pandemic, heightened levels of inflation, unfavorable foreign exchange rates, the war in Ukraine, and other global events which impact Kodak’s operations. Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs as well as volume declines for certain businesses.

Kodak has implemented numerous measures to mitigate the challenges associated with supply chain disruptions and shortages in materials, including increasing safety stock on certain materials, increasing lead‐times, providing suppliers with longer forecasts of future demand and certifying additional sources or substitute materials where possible.  These measures have enabled Kodak to largely meet current demand.  Kodak has also implemented various pricing actions in response to increased labor, material and distribution costs.

The ongoing impact of the COVID‐19 pandemic, the war in Ukraine, changes in global economic conditions and other global events on Kodak’s operations and financial performance remains uncertain and will depend on several factors such as the duration of supply chain disruptions, duration of the slowdown in customer demand, the ability to secure raw materials and components, the ability to offset higher labor, material and distribution costs through pricing actions and the duration of the COVID‐19 pandemic, including vaccination coverage, infection rates, as well as local government restrictions. Kodak expects the ability to continue to secure raw materials and components, the ability to offset higher raw material costs through surcharges, and the potential impact of economic conditions on customer demand will remain a challenge in future periods.

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

Kodak also continues to monitor the rapidly evolving events surrounding the war in Ukraine and the various sanctions imposed in response to the war. Kodak is in compliance with all sanctions. Kodak is experiencing worldwide supply constraints for aluminum and electronic components, and increased energy and transportation costs due in part to the war in Ukraine.  The extent to which the military conflict in Ukraine will impact the global economy and Kodak's business and operations remains uncertain.

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. The direct operations of Kodak’s Russian subsidiary are not material to the Company’s financial statements (less than 1% of total consolidated revenues for 2021), and there were no material impacts to the consolidated results as of and for the quarter and year-to-date periods ended September 30, 2022. Kodak is in the process of an orderly winding down of its Russian subsidiary and direct Russian operations.

Both the Traditional Printing and Digital Printing segments have been impacted by supply chain disruptions, travel restrictions, higher raw material costs and increased labor costs. To mitigate the impact of higher aluminum, energy and packaging costs, the Traditional Printing segment implemented certain pricing actions including surcharges on purchases of plates largely beginning in the latter part of the second quarter of 2021 that continue to be periodically reviewed and adjusted accordingly. Due to current global economic conditions and pricing actions, the Traditional Printing Segment is experiencing a slowdown in customer demand that negatively impacted volume. Kodak has implemented actions in response to a potential slowdown in customer demand, including supply chain and workforce optimization, productivity improvements and other cost savings projects. However, the potential worsening of economic conditions and the negative impact on customer demand due to pricing actions could unfavorably impact net sales, gross margin and cash flows in future periods.

[35]

The Advanced Materials and Chemicals segment has experienced supply chain disruptions, shortages associated with raw materials as well as labor shortages in certain manufacturing areas. Increased demand for consumer film products along with manufacturing equipment limitations and labor shortages have contributed to increased backorders. Kodak has increased headcount in this segment to better meet demand, but supply will continue to be constrained by manufacturing equipment limitations without further capital improvements.

Kodak’s strategy:

The film industry and segments within the print industry face competition from digital substitution. Kodak’s strategy is to:

●

Focus product investment in core competency areas of print and advanced materials, leveraging Kodak’s proprietary technologies to deliver technologically advanced products in the product goods packaging, graphic communications, and functional printing markets;

●	Grow revenues through a focus on customers across Kodak’s print divisions, increasing overall share;

●	Promote the use of film and expand the applications of Kodak’s film and chemicals to best utilize the existing infrastructure; and

●	Continue to streamline processes to drive cost reductions and improve operating leverage.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

●

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

●

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

[36]

●

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

●

Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at Eastman Business Park, which helps cost absorption for both Kodak operations and tenants at Eastman Business Park.

●	Kodak plans to capitalize on its intellectual property through new business or licensing opportunities in 3D printing materials, smart material applications, and printed electronics markets.

[37]

RESULTS OF OPERATIONS

2022 COMPARED TO 2021

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
(in millions)	2022	Sales	2021	Sales	$ Change	2022	Sales	2021	Sales	$ Change
Revenues	$289		$287		$2	$900		$843		$57
Cost of revenues	246		244		2	773		712		61
Gross profit	43	15%	43	15%	—	127	14%	131	16%	(4)
Selling, general and administrative expenses	39	13%	43	15%	(4)	123	14%	131	16%	(8)
Research and development costs	8	3%	8	3%	—	26	3%	24	3%	2
Restructuring costs and other	3	1%	—	0%	3	3	0%	1	0%	2
Other operating expense (income), net	—	0%	1	0%	(1)	—	0%	(6)	(1)%	6
Loss from operations before interest expense, pension income excluding service cost component, other (income) charges, net and income taxes	(7)	(2)%	(9)	(3)%	2	(25)	(3)%	(19)	(2)%	(6)
Interest expense	10	3%	9	3%	1	29	3%	23	3%	6
Pension income excluding service cost component	(20)	(7)%	(25)	(9)%	5	(77)	(9)%	(76)	(9)%	(1)
Other (income) charges, net	—	0%	(2)	(1)%	2	2	0%	(1)	(0)%	3
Income from operations before income taxes	3	1%	9	3%	(6)	21	2%	35	4%	(14)
Provision for income taxes	1	0%	1	0%	—	2	0%	5	1%	(3)
Net income	$2	1%	$8	3%	$(6)	$19	2%	$30	4%	$(11)

Revenue

Current Quarter

For the three months ended September 30, 2022 revenues improved $2 million compared with the same period in 2021, driven by improved pricing within Traditional Printing ($39 million), improved pricing and product mix within Advanced Materials and Chemicals ($6 million) and improved product mix in Digital Printing ($2 million). Partially offsetting these favorable impacts was lower volume in Traditional Printing and Advanced Materials and Chemicals ($21 million and $3 million, respectively) and unfavorable foreign currency ($22 million). See segment discussions for additional details.

Year-to-Date

For the nine months ended September 30, 2022 revenues improved $57 million compared with the same period in 2021, primarily due to improved pricing within Traditional Printing ($112 million), improved pricing and product mix as well as increased volume within Advanced Materials and Chemicals ($11 million and $8 million, respectively), improved product mix in Digital Printing ($3 million) and improved volume in Brand ($2 million). Partially offsetting these favorable impacts was lower volume in Traditional Printing and Digital Printing ($19 million and $9 million, respectively) and unfavorable foreign currency ($51 million). See segment discussions for additional details.

[38]

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2022 was flat compared with the same period in 2021, primarily due to improved pricing within Traditional Printing ($42 million), improved pricing and product mix in Advanced Materials and Chemicals ($5 million) and a decrease in workers' compensation reserves ($2 million). Partially offsetting these favorable impacts was higher aluminum costs in Traditional Printing ($20 million), higher manufacturing costs and lower volume in Traditional Printing ($20 million), higher manufacturing costs in Digital Printing ($3 million) and unfavorable foreign currency ($6 million). See segment discussions for additional details.

Year-to-Date

Gross profit for the nine months ended September 30, 2022 declined approximately $4 million compared with the same period in 2021, primarily due to higher aluminum costs in Traditional Printing ($64 million), higher manufacturing costs and lower volumes in Traditional Printing ($47 million), higher manufacturing costs in Digital Printing ($9 million) and Advanced Materials and Chemicals ($8 million) and unfavorable foreign currency ($12 million). Partially offsetting these unfavorable impacts was improved pricing in Traditional Printing ($112 million), improved pricing and product mix as well as higher volume in Advanced Materials and Chemicals ($9 million and $4 million, respectively), higher margins in Digital Printing and improved volume in Brand (each $2 million) and a decrease in workers’ compensation reserves ($5 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $4 million and $8 million in the three and nine months ended September 30, 2022, respectively. The decrease in the three months ending September 30, 2022 compared to the prior year period was primarily due to lower consulting and other costs primarily associated with investigations and litigation ($2 million) and a decrease in workers' compensation reserves ($1 million).  The decrease in the nine months ended September 30, 2022 was primarily due to lower consulting and other costs primarily associated with investigations and litigation ($6 million), a decrease in workers’ compensation reserves ($3 million), lower equity based compensation ($1 million) and favorable foreign currency ($2 million) partially offset by an increase in selling and administrative costs ($4 million).

Research and Development Costs

Consolidated R&D expenses were flat for the three months ended September 30, 2022 and increased $2 million in the nine months ended September 30, 2022.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component decreased $5 million in the three months ended September 30, 2022 and increased $1 million in the nine months ended September 30, 2022. As a result of the remeasurement of the KRIP plan on May 31, 2022, total pension income from continuing operations before special termination benefits, curtailments and settlements is expected to be approximately $88 million in 2022, a decrease of $25 million from the previous estimate driven by an increase in the discount rate.

REPORTABLE SEGMENTS

Kodak has four reportable segments: Traditional Printing, Digital Printing, Advanced Materials and Chemicals, and Brand. The balance of Kodak’s operations, which do not meet the criteria of a reportable segment, are reported in All Other and primarily represent the Eastman Business Park operations. Refer to the 2021 Form 10-K for a description of the Company’s segments.

[39]

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$169	$166	$535	$483
Digital Printing	55	58	169	184
Advanced Materials and Chemicals	58	55	173	155
Brand	3	4	11	10
All Other	4	4	12	11
Consolidated total	$289	$287	$900	$843

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Traditional Printing	$7	$5	$15	$16
Digital Printing	(6)	(2)	(15)	(2)
Advanced Materials and Chemicals	3	—	1	(3)
Brand	3	3	10	8
All other	1	—	2	1
Depreciation and amortization	(8)	(7)	(22)	(23)
Restructuring costs and other	(3)	—	(3)	(1)
Stock based compensation	(1)	(2)	(4)	(6)
Consulting and other costs (1)	(2)	(4)	(7)	(13)
Idle costs (2)	(1)	(1)	(2)	(2)
Other operating (expense) income, net (3)	—	(1)	-	6
Interest expense (3)	(10)	(9)	(29)	(23)
Pension income excluding service cost component (3)	20	25	77	76
Other income (charges), net (3)	—	2	(2)	1
Consolidated earnings from operations before income taxes	$3	$9	$21	$35

(1)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

[40]

Kodak decreased workers’ compensation reserves by approximately $5 million and $13 million in the three and nine months ended September 30, 2022, respectively, driven by changes in discount rates. The decrease in reserves in the three months ended September 30, 2022 impacted gross profit by approximately $3 million and R&D expenses and SG&A expenses each by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2022 impacted gross profit by approximately $8 million, R&D expenses by approximately $1 million and SG&A expenses by approximately $4 million.

Kodak decreased workers’ compensation reserves by approximately $1 million and $4 million in the three and nine months ended September 30, 2021, respectively, driven by changes in discount rates. The decrease in reserves in the three and nine months ended September 30, 2021 impacted gross profit by approximately $1 million and $3 million, respectively.  SG&A expenses were not impacted in the three months ended September 30, 2021 and were impacted by approximately $1 million in the nine months ended September 30, 2021.

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

TRADITIONAL PRINTING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$169	$166	$3	$535	$483	$52

Operational EBITDA	$7	$5	$2	$15	$16	$(1)

Revenues

Current Quarter

The increase in Traditional Printing revenues for the three months ended September 30, 2022 of approximately $3 million reflected improved pricing in Prepress Solutions consumables ($42 million) and improved volumes in Prepress Solutions equipment ($2 million) partially offset by reduced volumes in Prepress Solutions consumables ($23 million), less favorable product mix in Prepress Solutions equipment ($2 million) and unfavorable foreign currency ($16 million).

Year-to-Date

The increase in Traditional Printing revenues for the nine months ended September 30, 2022 of approximately $52 million reflected improved pricing in Prepress Solutions consumables ($113 million) partially offset by reduced volumes in Prepress Solutions consumables ($19 million), less favorable product mix in Prepress Solutions equipment ($2 million) and unfavorable foreign currency ($39 million).

[41]

Operational EBITDA

Current Quarter

Traditional Printing Operational EBITDA for the three months ended September 30, 2022 improved $2 million reflecting price improvements in Prepress Solutions consumables ($42 million) partially offset by higher aluminum costs ($20 million), increased manufacturing costs ($20 million) driven by lower volumes and increases in other costs such as utilities, transportation and supplies and unfavorable foreign currency ($2 million).

Year-to-Date

Traditional Printing Operational EBITDA for the nine months ended September 30, 2022 decreased by $1 million compared to the prior year period reflecting higher aluminum costs ($64 million), increased manufacturing costs ($47 million) driven by increases in other costs such as utilities, transportation and supplies and lower volumes as well as unfavorable foreign currency ($4 million). The higher costs were partially offset by pricing improvements ($113 million) in Prepress Solutions consumables.

DIGITAL PRINTING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$55	$58	$(3)	$169	$184	$(15)

Operational EBITDA	$(6)	$(2)	$(4)	$(15)	$(2)	$(13)

Revenues

Current Quarter

The decline in Digital Printing revenues for the three months ended September 30, 2022 of approximately $3 million primarily reflected volume declines in Electrophotographic Printing Solutions consumables and service ($2 million) and unfavorable foreign currency ($5 million) partially offset by improved volume in PROSPER equipment ($3 million) and more favorable product mix in Electrophotographic Printing Solutions equipment ($1 million).

Year-to-Date

The decline in Digital Printing revenues for the nine months ended September 30, 2022 of approximately $15 million primarily reflected volume declines in Electrophotographic Printing Solutions equipment as well as consumables and service ($3 million and $2 million, respectively), volume declines in PROSPER equipment ($1 million), volume declines in VERSAMARK consumables and service ($1 million) and unfavorable foreign currency ($10 million).  The unfavorable impacts were partially offset by improved product mix in PROSPER annuities and Electrophotographic Printing Solutions equipment (each $2 million).

Operational EBITDA

Current Quarter

Digital Printing Operational EBITDA for the three months ended September 30, 2022 declined $4 million primarily reflecting increased manufacturing costs and unfavorable foreign exchange (each $3 million) partially offset by higher margins on PROSPER equipment ($1 million) and a reduction in workers' compensation reserves ($2 million).

Year-to-Date

Digital Printing Operational EBITDA for the nine months ended September 30, 2022 declined $13 million primarily reflecting increased manufacturing costs ($9 million), increased spending on R&D projects ($2 million), unfavorable product mix in Electrophotographic Printing Solutions consumables and service ($1 million) and unfavorable foreign currency ($4 million) partially offset by higher margins on Electrophotographic Printing Solutions equipment ($1 million) and a decrease in workers’ compensation reserves ($3 million).

[42]

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$58	$55	$3	$173	$155	$18

Operational EBITDA	$3	$—	$3	$1	$(3)	$4

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended September 30, 2022 improved $3 million primarily from pricing and product mix improvements in Industrial Film and Chemicals ($5 million) partially offset by reduced volume in Industrial Film and Chemicals ($3 million).

Year-to-Date

Advanced Materials and Chemicals revenues for the nine months ended September 30, 2022 improved $18 million primarily from improved pricing and product mix in Industrial Film and Chemicals ($10 million) and volume improvements in Motion Picture and Industrial Film and Chemicals ($5 million and $4 million, respectively) partially offset by unfavorable foreign currency ($2 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA improved $3 million for the three months ended September 30, 2022 reflecting pricing and product mix improvements in Industrial Film and Chemicals ($5 million) and a reduction in workers' compensation reserves ($2 million), partially offset by increased manufacturing costs for Industrial Film and Chemicals and unfavorable foreign currency (each $1 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $4 million for the nine months ended September 30, 2022 reflecting improved pricing and product mix and increased volume in Industrial Film and Chemicals ($8 million and $3 million, respectively), and a reduction in workers’ compensation reserves ($4 million). The favorable impacts were partially offset by increased manufacturing costs for Industrial Film and Chemicals ($8 million) and unfavorable foreign currency ($2 million).

[43]

BRAND SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$3	$4	$(1)	$11	$10	$1

Operational EBITDA	$3	$3	$—	$10	$8	$2

There were no material changes in Brand revenues or operational EBITDA for the three and nine months ended September 30, 2022 compared to the prior year quarter and year-to-date period.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $3 million of charges for both the three and nine months ended September 30, 2022 in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $1 million and $4 million during the three and nine months ended September 30, 2022, respectively.

The restructuring actions implemented in the first nine months of 2022 are expected to generate future annual cash savings of approximately $7 million, which are expected to reduce future annual SG&A and Cost of revenues expenses by $6 million and $1 million, respectively. The majority of the annual savings are expected to be in effect by the end of the year as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $216 million, a decrease of $146 million from December 31, 2021. On June 15, 2022, Kodak exercised its right to draw down in full an additional $50 million in aggregate principal pursuant to the Term Loan Credit Agreement and received net proceeds of $49 million. On July 13, 2022, Kodak invested $25 million of the proceeds received from the Delayed Draw Term Loans to acquire a minority preferred equity interest in Wildcat.

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

Available liquidity includes cash balances and the Excess Availability under the Amended ABL Credit Agreement (see below for the definition of Excess Availability). The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2022 and December 31, 2021 approximately $145 million and $250 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $71 million and $112 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of September 30, 2022 and December 31, 2021, outstanding inter-company loans to the U.S. were $386 million and $418 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $88 million and $119 million, respectively. In China, where approximately $28 million and $42 million of cash and cash equivalents was held as of September 30, 2022 and December 31, 2021, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended ABL Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended ABL Credit Agreement.

[44]

As of September 30, 2022, the Company’s Hong Kong subsidiary had an $89 million inter-company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2022, the proceeds of which were in turn loaned to the Company. The Hong Kong and Chinese subsidiaries have agreed to extend the maturity date of this loan by two years consistent with past practices, which extension is subject to approval from local regulators. While the Company has routinely obtained such approval over the last several years, the local regulators have objected to this extension and the Company is in discussions with the local regulators and local lenders regarding alternatives. Based on prior experience the Company believes it will be able to reach an acceptable extension arrangement; however, given the current macro-economic conditions there are no assurances the maturity date or payment terms of this inter-company loan can be extended, or the loan refinanced, or that cash will be able to be repatriated if payment of the inter-company loan is made. If the inter-company loan is not extended, refinanced or paid by the end of the 30-day grace period following notice by the Chinese subsidiary after a failure to pay on maturity, the Hong Kong subsidiary would default on the inter-company loan, however, such default would not constitute a cross-default under the Company’s Term Loan Credit Facility or Convertible Notes because the Company has obtained an advance waiver for such occurrence under such facilities. If necessary, the Company intends to prevent a cross-default under its other credit facilities by either obtaining requisite waivers under such facilities or paying down the principal balance of the inter-company loan to a level that would prevent any default on the inter-company loan from resulting in a cross-default under such facilities. Any default under the inter-company loan may adversely affect the operations of the Company’s Chinese subsidiaries or the Company’s interaction with those subsidiaries.

The Company had issued approximately $43 million and $44 million letters of credit under the L/C Facility Agreement as of September 30, 2022 and December 31, 2021, respectively. The letters of credit under the L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral). The L/C Cash Collateral was $44 million and $45 million at September 30, 2022 and December 31, 2021, respectively, which was classified as Restricted Cash.

The Company had issued approximately $51 million and $46 million letters of credit under the Amended ABL Credit Agreement as of September 30, 2022 and December 31, 2021, respectively. Under both the Amended ABL Credit Agreement and the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million as of both September 30, 2022 and December 31, 2021), which is tested at the end of each month. Excess Availability was $30 million and $27 million as of September 30, 2022 and December 31, 2021, respectively. If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control. Since Excess Availability was greater than 12.5% of lender commitments at September 30, 2022 and December 31, 2021, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

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

Kodak intends to continue to maintain Excess Availability above the minimum threshold. The borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment. As noted above, since Excess Availability was greater than 12.5% of lender commitments Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. As of September 30, 2022 Fixed Charges (as defined in the ABL Credit Agreement) exceeded EBITDA by approximately $76 million, therefore the Fixed Charges Coverage Ratio was less than 1.0 to 1.0.

Under the Amended ABL Credit Agreement and L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested on the last day of each fiscal quarter. Minimum Liquidity was $143 million and $250 million at September 30, 2022 and December 31, 2021, respectively.  If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

[45]

The maturity date of the Amended ABL Credit Agreement is February 26, 2024 or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company's Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing.  Should the Company not amend, refinance or extend the Amended ABL Credit Agreement prior to its maturity date, then upon the occurrence of the termination date under the Amended ABL Credit Agreement the obligations thereunder will become due, and the Company will need to provide alternate collateral in place of the letters of credit issued under the Amended ABL Credit Agreement.

Kodak is experiencing negative cash flows due to supply chain disruptions, shortages in materials and labor, increased labor, commodity and distribution costs and slowdown in customer demand related to global economic conditions. The economic uncertainty surrounding the COVID-19 pandemic, the war in Ukraine, the current inflationary environment, and other global events represents an additional element of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of the COVID-19 pandemic, the war in Ukraine, as well as other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, or how quickly and to what extent normal economic and operating conditions can resume.

Kodak's plans to return to sustainable positive cash flow include growing revenues profitably, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and implementing ways to reduce cash collateral needs.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs for the next twelve months and to provide the flexibility to respond as necessary to ordinary changes in the business and economic environment. Kodak’s ability to adequately fund its long-term liquidity and capital requirements will be dependent on amending, refinancing or extending the maturity date of the Amended ABL Credit Agreement, or finding alternative collateral in place of the letters of credit issued under the Amended ABL Credit Agreement, managing world-wide cash through intercompany loans, distributions or other mechanisms, generating positive cash flows from operations or obtaining additional financing to fund its growth investments.

	September 30,	December 31,
(in millions)	2022	2021
Cash, cash equivalents and restricted cash	$280	$423

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(130)	$(33)	$(97)
Cash flows from investing activities:
Net cash used in investing activities	(44)	(9)	(35)
Cash flows from financing activities:
Net cash provided by financing activities	45	240	(195)
Effect of exchange rate changes on cash and restricted cash	(14)	(3)	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(143)	$195	$(338)

[46]

Operating Activities

Net cash used in operating activities increased $97 million for the nine months ended September 30, 2022 as compared with the corresponding period in 2021 primarily due to increased investment in inventory to strengthen the ability to supply customers, an increase in trade receivables driven by revenue growth, and lower cash earnings partially offset by a decrease in cash used for accounts payable.

Investing Activities

Net cash used in investing activities increased $35 million for the nine months ended September 30, 2022 as compared with the corresponding period in 2021 due to the investment in Wildcat and an increase in capital expenditures.

Financing Activities

The change in net cash provided by financing activities for the nine months ended September 30, 2022 compared to corresponding period in 2021 was primarily driven by the net proceeds of $247 million received in the prior year period from the refinancing transactions partially offset by net proceeds of $49 million received in the second quarter of 2022 from the Delayed Draw Term Loans as well as lower preferred stock dividend payments in the current year period.

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

Other Collateral Requirements

The New York State Workers’ Compensation Board (“NYSWCB”) requires security deposits related to self-insured workers’ compensation obligations. The security deposit required by NYSWCB is based on actuarial calculations of the Company’s obligations and company specific factors such as its declining workforce and reducing exposure. The NYSWCB calculation also includes a financial contingency based on the employer’s credit rating and a calculation of unallocated loss adjustment expenses. In 2020 the NYSWCB waived both of these charges to provide employers relief while they managed the economic impacts of the COVID-19 pandemic. In 2021 the NYSWCB waived the financial contingency based on the Company’s credit rating. The waived security deposit was $17 million in 2020 and increased to $39 million in 2021. After excluding the waived amount for 2021, the increase to the security deposit required by NYSWCB was $19 million. The Company agreed to post additional collateral of approximately $4 million over a five-year period, starting in 2021, to satisfy the security deposit obligation. For 2022, the NYSWCB waived 50 percent of the financial contingency amount based on the Company's credit rating, or $38 million.  After excluding the waived amount for 2022, the maximum increase to the security deposit required by NYSWCB could be $13 million. The due date for payment of the 2022 increase in the security deposit is November 15, 2022.  The collateral obligation can be satisfied by issuing letters of credit or through other means. The security deposit required by NYSWCB will be re-calculated annually. Therefore, the amount of additional collateral required may change each year.

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

[47]

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $9 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2022.  For the balance of 2022, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $6 million.

Capital Expenditures

Cash flow from investing activities included $19 million of capital expenditures for the nine months ended September 30, 2022. Kodak expects approximately $25 million to $35 million of total capital expenditures for 2022. The expected increase in capital expenditures in 2022 is driven by investments in growth initiatives and back‐office automation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in the 2021 Form 10-K, Kodak operates and conducts business in many foreign countries and as a result is exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact sales and net income.  For a discussion of the Company's exposure to market risk and how market risk is mitigated, refer to Part I, Item 1A "Risk Factors" and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", contained in the 2021 Form 10-K.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding certain legal proceedings in which Kodak is involved.

[48]

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A. of the 2021 Form 10-K for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2022

None.

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2022

				Maximum Number
				of Shares
			Total Number of Shares	That May Yet
	Total Number	Average	Purchased as Part of	Be Purchased
	of Shares	Price Paid	Publicly Announced	under the Plans or
	Purchased (1)	per Share	Plans or Programs (2)	Programs (2)
July 1 through 31	33,065	$4.96	n/a	n/a
August 1 through 31	9,552	6.37	n/a	n/a
September 1 through 30	9,935	5.48	n/a	n/a
Total	52,552	$5.31

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

[49]

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

EASTMAN KODAK COMPANY
(Registrant)

Date: November 8, 2022	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[51]