Form 10-K
period 2022-12-31
EASTMAN KODAK CO
filed 2023-03-16
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022 or

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022, was approximately $294 million.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2023 was 79,140,439.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 17, 2023 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Eastman Kodak Company

Form 10-K

December 31, 2022

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

DESCRIPTION OF THE BUSINESS

Kodak’s operations are classified into four reportable segments: Traditional Printing, Digital Printing, Advanced Materials and Chemicals and Brand. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and primarily represent the Eastman Business Park ("EBP") operations.

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

This segment is experiencing challenges from higher raw material and other supply chain costs, digital substitution and competitive pricing pressures. Refer to the Business Overview and Strategy section of Item 7, “Management’s Discussion and Analysis” for additional information on the opportunities and challenges related to Traditional Printing.

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

Net sales for Traditional Printing accounted for 59%, 57% and 58% of Kodak’s total net revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

The Traditional Printing segment also provides service and support related to these products.

On September 1, 2019 Kodak established a strategic relationship with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) in the People’s Republic of China. The relationship is comprised of an agreement under which Kodak sold its shares of the Kodak (China) Graphic Communication Co. Ltd. entity, which included the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang; a supply agreement for HuaGuang to help Kodak fulfill customer demand; and a license agreement under which Kodak licensed its plates technology, including its Sonora Process Free plates technology, to HuaGuang with the intent of expanding the plates market in China.  As part of the arrangement, Kodak established an escrow in China to secure minimum payments required under the supply agreement. The escrow balance as of December 31, 2022 approximated $5 million.

Digital Printing

The Digital Printing segment contains PROSPER, Software, Electrophotographic Printing Solutions and Versamark.  Digital Printing products include high-quality digital printing solutions using electrically charged toner-based technology, production press systems, consumables (primarily ink), inkjet components, software and services. Digital Printing products are distributed directly by Kodak and indirectly through dealers. The markets that the Digital Printing segment serves are highly competitive in variable printing applications like direct mail, newspapers, books, and packaging/labels. Key competitors are HP, Canon, Ricoh and Screen. Products and services included in Kodak’s offerings are described below.

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

•

The Software business offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak products and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output. Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 15,000 systems installed in some of the largest printing and packaging establishments around the world. Kodak added its cloud-based PRINERGY On Demand Platform to its PRINERGY offerings in 2022.

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

•

The ASCEND printer is a new electrophotographic press aimed at the retail, point of purchase and packaging markets. ASCEND printers enable customers to print and embellish on heavyweight stocks and are designed for customers looking to create short-run packaging, displays and signage.

•

Kodak has ceased manufacturing of NEXFINITY and ASCEND printers effective December 2022.  Kodak will continue to offer ink and other consumables as well as provide service to its installed base of printers.

•	Versamark:

•

The KODAK VERSAMARK products are the predecessor products to the PROSPER business. Kodak has ceased manufacturing VERSAMARK Press Systems. Users of KODAK VERSAMARK products continue to purchase ink and other consumables as well as service from Kodak. Applications of the VERSAMARK products include publishing, transactional, commercial print and direct mail.

Net sales for Digital Printing accounted for 19%, 22% and 23% of Kodak’s total net revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of three lines of business: Industrial Film and Chemicals, Motion Picture and Advanced Materials and Functional Printing. Kodak Services for Business (“KSB”), which provided business process outsourcing services, was sold to Swiss Post Solutions in December 2020. Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers. Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 32% of total Advanced Materials and Chemicals segment revenues in both 2022 and 2021 and 30% in 2020. Products and services included in Kodak’s offerings are described below.

The Advanced Materials and Chemicals segment includes the Kodak Research Laboratories which conduct research, develop new product or new business opportunities such as Kodak's growth initiatives of printed electronics, light blocking treatment for fabrics and diagnostic test reagents and file patent applications for its inventions and innovations.

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

•

Includes related component businesses: Specialty Chemicals; Solvent Recovery; and Polyester Film. Specialty Chemicals include unregulated key starting materials (“KSMs”) for pharmaceuticals. Kodak intends to continue organic expansion of its KSM production and is exploring opportunities to further expand its pharmaceutical offerings.  Specialty Chemicals also includes specialty materials for batteries (e.g., electric vehicles ("EV") and others) and specific functional materials for personal care products.

•	Offers specialty inks and dispersions to third parties.

•

Offers coating and product commercialization services: offerings include both pilot-scale and production scale roll-to-roll coating capabilities utilizing Kodak’s assets and know-how to commercialize and manufacture third-party products.

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

•

Functional Printing concentrates on contract manufacturing, development partnerships, and/or licensing opportunities in very high-resolution micro-3D printing solutions such as printed electronics and printed transparent antennas. Development partnerships may include non-recurring engineering payments for Kodak’s efforts to further develop such technologies into products. Also, a portfolio of products is offered to enable others to utilize functional printing.

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

Net sales for Industrial Film and Chemicals accounted for 15%, 14% and 13% of Kodak’s total net revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

RESEARCH AND DEVELOPMENT

Kodak's general practice is to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak's ability to provide industry-leading products. Kodak holds portfolios of patents in several areas important to its business, including specific technologies such as lithographic printing plates and related equipment systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems including key press components and toners; commercial inkjet writing systems and components, presses and inks; custom and specialty materials for 3D printing, functional printing materials, material formulations, and deposition modalities; engineered microparticles for specific functions; security materials; and embedded information. Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak's overall business performance.

In addition to patents, Kodak’s intellectual property includes know-how in many of the areas noted above, but in other businesses as well, such as color negative films, processing and print films and manufacturing of KSMs for the pharmaceutical industry.

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

The opportunity to reduce the environmental impact of its products and services is especially great for print products, as commercial printing has historically been a significant source of waste and pollution. Kodak is developing in-house life cycle assessment and carbon foot printing capabilities, which will help identify where the environmental footprint of Kodak’s products can be further reduced.

HUMAN CAPITAL

As of January 1, 2023, Kodak employed approximately 4,200 employees across 35 countries. Kodak’s success greatly depends on identifying, attracting, engaging, developing, and retaining a highly skilled workforce in multiple areas within Kodak. Outside the U.S. there are employees in certain countries that are represented by unions or similar organizations, such as works councils, or are covered by collective bargaining agreements .

Kodak utilizes temporary staffing programs to develop a pipeline of talent and provide additional support during peak periods. This includes working closely with local schools to provide apprentice and intern programs. Approximately 2% of its workforce is temporary.

Diversity, Equality and Inclusion

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

Kodak has achieved a score of 100% on the Human Rights Campaign Foundation’s Corporate Equality Index for over two decades and is included on its list of “Best Places to Work for LGBTQ+ Equality”.

Health, Wellness and Safety

Kodak is dedicated to driving continuous safety improvement across its operations. Kodak’s approach includes identifying and mitigating risk, targeted training, information sharing on safe work practices, and thorough analysis of incidents and near misses.

The COVID-19 pandemic magnified the importance of keeping employees safe and healthy. In response to the pandemic, Kodak has taken actions consistent with government mandates and continues to track active cases. The Executive Leadership Team reviews the impact of and responds to COVID-10 on a regular basis. Kodak will continue to emphasize the health and safety of its employees going forward.

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

ITEM 1A.         RISK FACTORS

Kodak operates in rapidly changing economic and technological environments which present numerous risks and uncertainties. The risk factors described below, if realized, could have a material adverse effect on Kodak’s business, financial condition, and results of operations and make an investment in our securities risky. You should carefully consider these risks and uncertainties in addition to other information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section and the consolidated financial statements and related notes.

Summary of Risk Factors

The following is a summary of the risk factors Kodak faces. The list is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks Kodak faces include:

Summary of Risks Related to Kodak’s Business and Operations

●

Kodak’s business, financial condition and results of operations have been and may continue to be adversely affected by global economic and geopolitical conditions, including the impact of the COVID-19 pandemic, the war in Ukraine, inflation, rising interest rates, and slowdowns in customer demand.

●	The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate our business.

●

If Kodak is unable to continue successful development, funding, and commercialization of products in businesses upon which we are focused or do so within an acceptable timeframe, Kodak’s financial performance could be adversely affected.

●	If Kodak is unable to successfully or timely implement cost structure reductions, Kodak’s business, financial condition and results of operations could be negatively affected.

●	The loss of one or more of Kodak’s key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

●

If Kodak cannot effectively anticipate or rapidly respond to technology trends and develop and market new products to respond to changing customer needs and preferences, our revenue, earnings and cash flow could be adversely affected.

●	Kodak’s investment in new products and services may not achieve expected returns.

●	If Kodak does not manage product reliability, yield and quality, our product launch plans may be delayed, our financial results may be adversely impacted, and our reputation may be harmed.

●	Aging manufacturing facilities and equipment could lead to failures of equipment and systems.

●

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

●	If Kodak fails to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.

●	Kodak’s inability to effectively complete and manage strategic transactions could adversely impact our business performance, including our financial results.

●

Failure to successfully manage the development and improvement of IT systems could diminish or delay any anticipated efficiencies and operational improvements, and our operations and business could be disrupted.

●

If Kodak cannot protect the intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.

●	If the reputation of Kodak or its brand erodes significantly, it could have a material impact on our financial results.

●	Increased competition, including price competition, could have a material adverse impact on Kodak’s revenue, gross margins, cash flow and market share.

●	Business disruptions could seriously harm Kodak’s future revenue and financial condition.

●	Kodak relies on third-party suppliers and service providers to support our manufacturing, logistics, and business operations and faces the risks associated with reliance on external business partners.

●

Due to the nature of the products we sell and Kodak’s worldwide distribution, Kodak is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity costs which, together with tariffs that may be imposed, may adversely impact our results of operations and financial position.

●	Kodak faces additional costs and risks associated with our worldwide business operations.

●

An inability to provide competitive financing arrangements to Kodak’s customers or extension of credit to customers whose creditworthiness deteriorates could adversely impact our revenue, profitability and financial position.

Summary of Risks Related to Kodak’s Indebtedness and Access to Capital Markets

●

The Company’s substantial monetary obligations require a portion of our cash flow be used to fund other obligations rather than be invested in the business and could adversely affect our ability to fund our operations.

●

The availability of borrowings and letters of credit under the ABL Credit Agreement and LC Credit Agreement is limited by the amount of various types of assets and, under certain circumstances, the administrative agent under the ABL Credit Agreement will have greater control over Kodak’s cash.

●	Kodak may desire additional capital funding and such capital may not be available to us and/or may be limited.

●	There can be no assurance the Company will be able to comply with the terms of our various credit facilities.

●

The current non-investment grade status and Kodak’s financial condition may adversely impact Kodak’s commercial operations, increase our liquidity requirements and increase the cost of refinancing opportunities. We may not have adequate liquidity to post required amounts of additional collateral.

Summary of Legal, Regulatory and Compliance Risks

●

Legal proceedings and governmental investigations associated with the U.S. International Development Finance Corporation announcement or in general could have a material adverse effect on our business operations and prospects, reputation, financial condition, results of operations and stock price.

●

Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, economic and trade sanctions, and similar laws could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition, or have other adverse consequences.

●	Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition.

●

Kodak is subject to environmental laws and regulations. Failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on our business, results of operations and financial condition.

●

If Kodak fails to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on Kodak’s operations, investor confidence in our business and the trading prices of our securities.

●	Kodak may have additional tax liabilities.

●

Kodak’s future pension and other postretirement benefit plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, market performance of plan assets and obligations imposed by legislation or pension authorities which could adversely affect our financial position, results of operations, and cash flow.

●	Kodak may be required to recognize impairments in the value of our goodwill and/or other long-lived assets which could adversely affect our results of operations.

Summary of Risks Related to the Company’s Common Stock

●

The conversion of the Series B Preferred Stock, Series C Preferred Stock and 2021 Convertible Notes into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

●

The holder of the Series C Preferred Stock owns a large portion of the voting power of the Company’s outstanding securities, and the holders of the Series C Preferred Stock and 2021 Convertible Notes each have the right to nominate one member for election to the Company’s Board. As a result, these holders may influence the composition of the Board and future actions taken by the Board.

●

The Company has registered, and has a duty to register, the resale of a large portion of our outstanding securities. The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of our common stock.

●

The resale of a significant portion of the Company’s securities or certain accumulations or transfers of the Company’s securities could result in a change of control of the Company and the loss of favorable tax attributes.

●	The Company’s stock price has been and may continue to be volatile.

Risks Related to Kodak’s Business and Operations

Kodak’s business, financial condition and results of operations have been and may continue to be adversely affected by global economic and geopolitical conditions, including the impact of the COVID-19 pandemic, the war in Ukraine, inflation, rising interest rates, and slowdowns in customer demand.

Worsening global economic conditions, including those associated with the COVID-19 pandemic, the war in Ukraine, and  rising interest rates, could have material adverse impacts on Kodak’s business, cash flows, employees, suppliers, customers, and others’ ability to conduct business, including increased operational costs, extended business shutdowns, reduced operations, restrictions or interruptions in shipping, manufacturing or installing products, reduced consumer demand and the reduced ability of our customers to make payments. Accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay, and our liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions.

Due to the global economic impact of the COVID-19 pandemic and the war in Ukraine, we have and may continue to experience additional operating costs due to increased cost of energy, shipping, raw materials and labor, limited availability of raw materials and component products, delays in shipping and transportation and a decline in customer demand. Kodak’s products contain aluminum, silver, petroleum-based or other commodity-based raw materials, the prices of which have significantly increased, and could continue to increase. Ongoing disruptions in our supply chain could affect our ability to continue to meet customer demand for our products and services.  Continued or worsening operational and global economic conditions could materially affect our business, financial condition or results of operations.  The extent to which the global economic conditions affect our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants, the actions taken in response to the pandemic, the continued impact of the war in Ukraine, any escalation thereof, and the impact of the international response thereto. For additional discussion regarding known impacts of the COVID-19 pandemic, the war in Ukraine and the global economic environment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ in this Annual Report on Form 10-K.

The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate our business.

Continued investment, capital needs, restructuring payments, dividends and servicing Kodak’s debt require a significant amount of cash and we may not be able to generate sufficient cash to fund these activities, which could adversely affect our business, financial condition, and results of operations. Kodak has not generated positive operating cash flows without supplementing such cash flow from operations with financing and monetization transactions over the past several years. Kodak's businesses may not grow or continue to generate the same or enough cash flow.

It may take Kodak longer than planned to generate positive cash flow from operations, which would have a material adverse effect on our liquidity and financial position. If Kodak is unable to generate positive cash flow from operations for an extended period in the future or to adequately supplement such cash flow from operations, our ability to continue as a going concern could be impaired or limited.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, legal, regulatory and other factors beyond our control. There are no assurances:

•	Kodak’s businesses will generate sufficient cash flow from operations;
•	Kodak will be able to repatriate or move cash to locations where and when it is needed;
•	Kodak will meet all conditions associated with borrowings or issuing letters of credit under the ABL Credit Agreement;
•	Kodak will realize cost savings, earnings growth or operating improvements resulting from the execution of our business and restructuring plan;
•	Kodak will not have to expend cash defending lawsuits regardless of the merits of any claims raised; or
•	Future sources of funding will be available in amounts sufficient to enable funding of our liquidity needs.

Kodak’s business may not generate cash flow in an amount sufficient to enable us to pay the principal or mandatory redemption price of, or interest and dividends on, the senior secured first lien term loans (the “Term Loans”) borrowed under the Credit Agreement, dated February 26, 2021, by and among the Company, the lenders party thereto (the “Term Loan Lenders”), and Alter Domus (US) LLC, as Administrative Agent (the “Term Loan Credit Agreement”), the 5.0% unsecured convertible notes held by the Term Loan Lenders (the “2021 Convertible Notes”), the 4.0% Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), and the 5.0% Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, restructuring actions, collateral requirements, strategic acquisitions, investments and alliances and other general corporate requirements.

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

Kodak has focused our investments in print, advanced materials, and chemicals. These investment areas include offset plates and CTP devices, digital printing using commercial inkjet, high resolution functional printing for electronic and optical solutions, specialty chemicals (including pharmaceutical products), coated materials used in electric vehicle/energy storage batteries and smart materials for light control and 3D printing. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for Kodak to grow these businesses, improve margins and achieve our financial objectives. Additionally, Kodak’s strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that Kodak’s ability to successfully execute our strategy will be unaffected by external factors. If Kodak is unsuccessful in growing our investment businesses as planned, or perceiving the needs of our target customers, Kodak’s results of operations, financial condition and liquidity could be adversely affected.

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

Kodak generally sells our products in industries which are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Kodak’s success depends on our ability to offer differentiated solutions and technologies to capture market share and grow scale. To do so, Kodak must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products we provide to customers may not or may no longer meet the needs of our customers as the business models of our customers evolve. Kodak’s customers may decide to outsource their imaging and printing needs or may purchase imaging and printing services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services our customers will demand. The success of Kodak’s business depends in part on our ability to identify and respond promptly to changes in customer preferences, expectations and needs. If Kodak does not timely assess and respond to changing customer expectations, preferences and needs, our financial condition, results of operations or cash flows could be adversely affected.

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

Kodak’s investment in new products and services may not achieve expected returns.

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

In developing, commercializing, manufacturing and servicing our products and services, Kodak must adequately address reliability and prevent yield and other quality issues, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products.

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

Kodak’s IT systems contain critical information about our business, including intellectual property and confidential information of our customers, business partners, and employees.  Cyber-attacks, breaches or defects in our systems or those of third parties could result in unauthorized access to and misuse of our information, corruption of data, or disruption of operations, any of which could have a material adverse impact on Kodak’s business and reputation. The speed to closure of significant cyber security incidents may be influenced by the cooperation of governmental or law enforcement agencies, which is outside of our control.

Kodak also provides IT-based products and services to our customers and operates services used by our customers and hosted by Kodak. A breach of our security or reliability measures, or those of our third-party service providers, could negatively impact our customers’ operations or data privacy, which could expose Kodak to liability and reputational harm.

We may be required to incur significant costs to protect against damage caused by cyber-attacks or data security incidents in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of customers’ business, unfavorable impact to business reputation, any of which could lead to a material adverse effect on our business, financial condition and results of operations.

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

In order to successfully pursue strategic transactions, Kodak must identify suitable sellers, buyers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously. Strategic transactions may involve the following risks and challenges that could negatively impact our results of operations:

•	the need to obtain required regulatory and other approvals;
•	the need to integrate acquired or combined operations with our business;
•	potential loss of key employees;
•	difficulty in evaluating operating costs, infrastructure requirements, environmental and other liabilities, and other factors beyond our control;
•	wrong, inaccurate, or changing business assumptions on which such acquisitions or combinations are predicated;
•	potential lack of operating experience in new business or geographic areas;
•	an increase in our expenses and working capital requirements;
•	competition for strategic transactions, which may increase transaction costs and the ability to identify opportunities;
•	management’s attention may be temporarily diverted; and
•	the possibility we may be required to issue a substantial amount of additional equity or debt securities or assume additional debt in connection with any such transactions.

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

Kodak is implementing improvements to IT systems to more effectively manage our global business and implement our strategic plans. If Kodak is unable to successfully manage the development, improvement and transition of IT systems, anticipated efficiencies and operational improvements may be delayed or diminished, and we may experience cost overruns, disruption in our operations, or other business or reputational harm, any of which could have a material adverse effect on Kodak’s results of operations, business and financial condition.

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

Therefore, in certain jurisdictions, Kodak may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. Also, some of Kodak’s businesses and some of our products rely on key technologies developed or licensed by third parties and, because of the rapid pace of technological change in the information technology industry, we may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all.

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

Such claims may be made by competitors seeking to block or limit Kodak’s access to certain markets. Additionally, certain individuals and groups have purchased intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like Kodak. Even if we believe the claims are without merit, these claims may have the following negative impacts on our business:

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

Kodak’s products and brand have worldwide recognition. Kodak’s reputation, and the reputation of our brand, form the foundation of our relationships with key stakeholders and other constituencies, including customers, suppliers, distributors, channel partners, consumers and investors. Any harm to the reputation of Kodak or our brand could have a material adverse impact on our results of operations, business and financial condition. The value of Kodak’s brand is reflected, in part, in our Brand segment, which licenses the Kodak brand for use by third parties in a wide range of products. Consumers and the public may view the products and activities of brand licensees as the products and activities of Kodak. The measures Kodak undertakes to research and manage licensee relationships and assess the quality of their products may not be sufficient to protect against legal proceedings and reputational harm in the event that licensed products and services do not meet consumer expectations for quality and safety. Other factors that could dilute or damage the reputation of Kodak and our brand include the failure of products and services to meet customer expectations, litigation and government investigations, negative or inaccurate comments in the media, including social media, and failure to meet and manage customer and industry expectations regarding the impact of our business on matters of social responsibility and environmental sustainability.

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

The markets in which Kodak does business are highly competitive with large, entrenched, and well financed industry participants, many of which are larger than Kodak. In addition, we encounter aggressive price competition for many of our products and services from numerous companies globally. Any of our competitors may:

•	foresee the course of market developments more accurately than Kodak does;
•	sell superior products and provide superior services or offer a broader variety of products and services;
•	have the ability to produce or supply similar products and services at a lower cost;
•	have better access to materials and supplies and the ability to acquire materials and supplies at a lower cost;
•	develop stronger relationships with our suppliers or customers;
•	adapt more quickly to new technologies or evolving customer requirements; or
•	have access to capital markets or other financing sources on more favorable terms.

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

Worldwide operations could be subject to earthquakes, power shortages or outages, internet, systems and telecommunications failures, cyber-attacks, terrorism and other physical security threats, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, failure of critical infrastructure, medical epidemics, including the COVID-19 pandemic, political or economic instability, including war and protests, and other natural or manmade disasters or business interruptions, for which Kodak is predominantly self-insured. The occurrence of any of these business disruptions could cause disruptions to Kodak’s operations or the operations of our suppliers, distributors and resellers, or customers and have a material adverse effect on Kodak’s results of operations and financial condition.

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

If our systems are disrupted or fail for any reason, both Kodak and our customers could experience data loss, financial loss, harm to reputation, or significant business interruption. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to provide services in a timely fashion or at all. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of customers’ business, and unfavorable impact to business reputation, as a result of which there could be a material adverse effect on our business and results of operations.

Kodak relies on third-party suppliers and service providers to support our manufacturing, logistics, and business operations and faces the risks associated with reliance on external business partners.

Kodak relies on third-party suppliers for goods and services to support our manufacturing, logistics, and business operations. To the extent we rely on third parties, we face the risks that those third parties may not be able to:

•	Obtain supplies and materials necessary to deliver goods or services to Kodak;
•	Mitigate the impact of labor shortages and/or other disruptions;
•	Develop manufacturing methods appropriate to Kodak’s products;
•	Maintain an adequate control environment; and
•	Quickly respond to changes in customer demand for Kodak’s products.

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

Other supplier problems that Kodak could encounter include electronic component shortages, interruption of IT services, risks related to the duration and termination of our contracts with suppliers for components and materials, non-competitive pricing due to tariffs, and risks related to the ability to obtain products, components or services from single source suppliers on favorable terms or at all. Hardware, applications and services, including cloud-based services, that we develop or procure from third-party suppliers may contain defects in design or other problems that could compromise the integrity and availability of our services. The realization of any of these risks, should alternative third-party relationships not be available or established, could cause interruptions in supply or increases in costs which might result in Kodak’s inability to meet customer demand for our products, damage to our relationships with our customers, and reduced market share, all of which could adversely affect Kodak’s results of operations and financial condition.

Any significant negative change in the payment terms that Kodak has with our suppliers could adversely affect our liquidity. There is a risk that Kodak’s key suppliers could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of goods or services to Kodak on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery, or shorter payment terms. Kodak’s need for additional liquidity could significantly increase and our supply could be materially disrupted if a significant portion of our key suppliers took one or more of the actions described above, which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

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

•	difficulties in collecting accounts receivable;
•	limitations or restrictions on the repatriation of cash and the potential obligation to move cash to locations limiting or restricting repatriation;
•	limitations or reductions in protection of intellectual property rights;
•	complications in logistics and distribution arrangements; and
•	political or economic instability.

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

•	We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, collateral requirements, refinancing or other purposes;
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

Availability under the Company’s ABL Credit Agreement is based on the amount of Eligible Receivables, Eligible Inventory and Eligible Equipment (as defined in the ABL Credit Agreement) less specified reserves as described in Note 9, “Debt and Finance Leases” to the consolidated financial statements. With the exception of the years ending December 31, 2020 and December 31, 2022, Kodak’s U.S. Accounts Receivable and Inventory levels have been declining over the last several years, and Machinery and Equipment for purposes of the ABL Credit Agreement amortizes down by $1 million per quarter.

Availability under the Company’s LC Credit Agreement is based on cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “LC Cash Collateral”).

If Eligible Receivables, Eligible Inventory and Eligible Machinery and Equipment continue to decline and an asset base cannot be maintained to support the $58 million of letters of credit outstanding under the ABL Credit Agreement and the $11.25 million of Excess Availability required under the ABL Credit Agreement, or if LC Cash Collateral is not maintained to support the 103% of the $43 million of letters of credit outstanding under the LC Credit Agreement, the Company would be required to remain in compliance with the ABL Credit Agreement’s Fixed Charge Coverage Ratio and operate under cash dominion by the administrative agent under the ABL Credit Agreement.

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

Kodak may desire to raise additional capital, including to pursue additional growth opportunities, strategic transactions or additional reorganization initiatives or refinance or redeem outstanding debt or preferred stock. Because of Kodak’s current non-investment grade credit rating and financial condition, and/or the current volatility and tightening in the financial and credit markets, Kodak’s access to the capital markets may be limited.

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

A breach of any of the financial or other covenants contained in the Credit Agreements, including the Minimum US Liquidity requirements in the ABL Credit Agreement and the LC Credit Agreement, could result in an event of default under these facilities.

The maturity for our 2023 Amended ABL Credit Agreement is June 12, 2024. If we are unable to extend the maturity date or refinance this facility, we would need to have sufficient cash, securities or other collateral to post in place of the letters of credit supported by these facilities. If the 2023 Amended ABL Credit Agreement is not extended or refinanced by February 26, 2024, we may need to address a $9 million reduction in commitments that would take effect on that date.

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

Should our ratings continue at their current levels, or should our ratings be further downgraded, we would expect these negative effects to continue and, in the case of a downgrade, become more pronounced. In particular, given the Company’s current credit ratings we may be required to post additional collateral to secure workers' compensation-related obligations.

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

The DFC Announcement and circumstances surrounding it prompted congressional investigations, an SEC investigation and a New York Attorney General’s investigation. In addition, lawsuits have been filed or threatened alleging various securities law violations and breaches of fiduciary duties based on circumstances surrounding the DFC Announcement. For further information on these investigations and lawsuits, see Note 12, “Commitments and Contingencies” in the Notes to Financial Statements.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. The investigations and lawsuits associated with the DFC announcement have diverted, and may continue to divert, the attention of Kodak’s employees, management and board of directors. In addition, the response to the DFC related investigations and lawsuits has resulted in, and may continue to result in, increased legal expense and related costs. Kodak’s insurance, to the extent maintained, is not expected to cover all costs associated with the investigations and legal proceedings. We are unable to predict how much longer the legal proceedings and investigations to which we are currently subject will continue. An unfavorable outcome of any governmental investigation or legal proceeding may have an adverse impact on our reputation, business, financial condition and results of operations, prospects, or stock price.

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

These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. More recent examples of data privacy laws include (but are not limited to) the EU’s General Data Protection Regulation (“GDPR”) and ePrivacy laws, California’s Consumer Privacy Act (“CCPA”) and Privacy Rights Act (“CPRA”), China’s Personal Information Protection Law (“PIPL”), and Brazil’s General Data Protection Law (“LGPD”).

Recently enacted laws and regulations, as well as any other change to existing laws, the introduction of new laws and regulations in this area, or the failure to comply with existing laws that are applicable, may subject Kodak to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations.

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

Kodak is subject to environmental laws and regulations world-wide that govern, for example, the discharge of pollutants, the management of hazardous materials, the cleanup of contaminated sites, and the composition and end-of-life management of our products. Changes to such laws and regulations could limit the sale of certain of our products in certain jurisdictions or require modifications to our products that may be costly, time consuming or infeasible.

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

Kodak is subject to income and other taxes in the United States and many other countries, and we are subject to routine corporate income tax audits in these jurisdictions. We believe that the positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, and our positions may not be fully sustained on examination by the relevant tax authorities. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, and we believe we have provided adequate reserves for all tax deficiencies or reductions in tax benefits that could reasonably result from an audit. We adjust our uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. Determining the appropriate provision for potential deficiencies or reductions in tax benefits that could reasonably result from an audit requires management judgments and estimates, and income tax audits are inherently unpredictable. We may not accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows.

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

Kodak tests goodwill and indefinite lived intangible assets for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Kodak evaluates other long-lived assets for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairments could occur in the future if Kodak’s expected future cash flows or market capitalization decline, market or interest rate environments deteriorate, or if carrying values change materially compared with changes in their respective fair values.

Risks Related to the Company’s Common Stock

The conversion of the Series B Preferred Stock, Series C Preferred Stock and 2021 Convertible Notes into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The 1,000,000 outstanding shares of the Company’s Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 9.5238 shares of common stock per share of Series B Preferred Stock, the 1,096,797 outstanding shares of the Company’s Series C Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 10 shares of common stock per share of Series C Preferred Stock, and the 2021 Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of 2021 Convertible Notes. The outstanding shares of Series C Preferred Stock and outstanding principal amount of the 2021 Convertible Notes are expected to increase as a result of the payment of dividends and interest in kind at a rate of 5.0% per annum. As a result of the conversion of any issued and outstanding Series B Preferred Stock, Series C Preferred Stock or 2021 Convertible Notes (collectively, the “Convertible Securities”), the Company’s existing shareholders will own a smaller percentage of our outstanding common stock. Based on the capitalization of the Company as of December 31, 2022, the conversion of all Convertible Securities would result in the issuance to holders thereof of approximately 23% of the outstanding common stock after giving effect to such conversion. Further, additional shares of common stock may be issuable pursuant to certain other features of the Convertible Securities, with such issuances being further dilutive to existing holders of common stock.

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

The holder of the Series C Preferred Stock holds approximately 12% of the voting power of the Company on an as-converted basis. As a result, this holder may have the ability to influence future actions by the Company requiring shareholder approval.

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

The market price of the Company’s common stock experienced extreme volatility in the context of the DFC Announcement and has declined significantly since that time. Future announcements or disclosures concerning the Company, our strategic initiatives, our sales and profitability, quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations, sales of large blocks of our common stock and developments concerning the investigations, lawsuits and claims relating to the DFC Announcement, among other factors, could cause the market price of our common stock to fluctuate substantially.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Kodak's worldwide headquarters is located in Rochester, New York.

Kodak owns 11 million square feet and leases, as a lessee, approximately 4 million square feet of space that includes administrative, research and development, manufacturing and marketing facilities in several worldwide locations. Out of the owned space, Kodak leases out approximately 1 million square feet to third-party tenants. The leases are for various periods and are generally renewable.

Kodak’s principal manufacturing facilities, by segment, are listed below. Properties in a location may be shared by all segments operating in that location.

Digital Printing	Traditional Printing	Advanced Materials and Chemicals
Rochester, New York, USA	Rochester, New York, USA	Rochester, New York, USA
Dayton, Ohio, USA	Columbus, Georgia, USA	Xiamen, China
Vancouver, Canada	Osterode, Germany	Vancouver, Canada
(software development)	Gunma, Japan
Shanghai, China	Shanghai, China
(software development)	Vancouver, Canada

Regional distribution centers are located in various places within and outside of the United States.

Research and development is headquartered at the Kodak Research Laboratories which is part of the Eastman Business Park in Rochester, New York, where Kodak conducts research and files patent applications for fundamental inventions. Eastman Business Park is a more than 1,200-acre innovation and manufacturing hub, which features a comprehensive set of technology, transportation and utility infrastructure assets. The complex features an on-site rail and wastewater treatment facility and manufacturing, distribution, lab and office space. Kodak uses and leases out space at Eastman Business Park as part of its strategy of adaptive and effective reuse of infrastructure, services, buildings and land.

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

ITEM 3.          LEGAL PROCEEDINGS

See Note 12, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding certain legal proceedings in which Kodak is involved.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

Name	Age	Positions Held
James V. Continenza	60	Executive Chairman and Chief Executive Officer
David E. Bullwinkle	48	Chief Financial Officer, Senior Vice President and President of Eastman Business Park
Roger W. Byrd	57	General Counsel, Secretary and Senior Vice President
Richard T. Michaels	49	Chief Accounting Officer and Corporate Controller
Terry R. Taber	68	Chief Technical Officer, Vice President, Senior Vice President Advanced Materials and Chemicals

The executive officers' biographies follow:

James V. Continenza

James V. Continenza leads the transformation of Kodak as Executive Chairman and Chief Executive Officer. He was appointed by the Board as Executive Chairman in February 2019 and as Chief Executive Officer in July 2020. Continenza joined the Board of Kodak in April 2013 and became Chairman of the Board in September 2013. Continenza served as the Chairman and Chief Executive Officer of Vivial Inc., a privately held marketing technology and communications company from September 2012 through June 2021, and served as Chairman and Chief Executive Officer of Vivial Media LLC, a portion of Vivial Inc. remaining after a partial sale, from June 2021 to January 2022. He has also held leadership roles at STi Prepaid, LLC, a telecommunications company; Anchor Glass Container Corp., a leading manufacturer of glass containers; Teligent, Inc., a provider of communications services including voice, data, and internet access; Lucent Technologies Product Finance, a global leader in telecom equipment; and AT&T Inc., a telecommunications company.

In addition to his management experience, Continenza serves and has served on the boards of directors of a number of public and private companies. Continenza served on the board of directors of NII Holdings, Inc. (Nasdaq: NIHD), the holding company for Nextel Brazil, a wireless communication services provider, from August 2015 to August 2019. Among other private company boards, Continenza currently serves on the board of directors of Wildcat Discovery Technologies, Inc. (“Wildcat”), a private technology company that uses proprietary methods to research and develop new battery materials. Continenza was appointed to the board of Wildcat as the Company’s designee in connection with the Company’s purchase of preferred securities of Wildcat.

Previously, Continenza served on the boards of directors of Datasite LLC (formerly known as Merrill Corporation) from July 2013 to December 2020 and Cenveo Corporation, an industry leader in transformative publishing solutions, from September 2018 to September 2022.

David E. Bullwinkle

Dave Bullwinkle has been  the Chief Financial Officer and Senior Vice President of Kodak since July 2016 and the President of Eastman Business Park since November 2018.  Bullwinkle is responsible for advancing the growth strategy for Eastman Business Park and leading Kodak's worldwide treasury, internal audit, controller and tax teams. Bullwinkle joined Kodak in 2004 and has worked in several financial management roles at Kodak including Worldwide BU Controller, Assistant Corporate Controller and External Reporting Manager. He served as the Director of Corporate Financial Planning and Analysis and Vice President, Finance at Kodak from November 2010 to June 2016, and Director of Investor Relations from August 2013 to June 2016.

Prior to joining Kodak, Bullwinkle worked as the Manager of Financial Reporting at Birds Eye Foods, Inc. and previously at PricewaterhouseCoopers from 1996 to 2002 in various roles including serving as an Assurance Manager.  Bullwinkle is a Certified Public Accountant in the State of New York.

Roger W. Byrd

Roger Byrd was appointed General Counsel, Secretary and Senior Vice President of Kodak in January 2019. He is responsible for leading the Company's global legal function and for providing legal guidance to senior leadership and the Board of Directors. Byrd also supports the Company with credit agreement compliance, securities reporting, corporate governance, M&A and financing transactions, joint ventures, and other strategic initiatives. Byrd joined Kodak in 2015 as Assistant General Counsel and Vice President, Legal Department.

Prior to joining Kodak, Byrd was a Partner at Nixon Peabody LLP. During his 23-year career at Nixon Peabody, he represented a broad range of clients in connection with a variety of M&A, financing and other corporate transactions. Byrd also served as General Counsel at Choice One Communications, Inc., a competitive local exchange carrier from 2005 – 2006.

Richard T. Michaels

Richard Michaels was appointed Chief Accounting Officer and Corporate Controller of Kodak in April 2021.  From 2011 until April 2021 Michaels served as the Kodak’s Assistant Corporate Controller.  Michaels joined Kodak in 2004 as Controller for the Graphics Communications Group and held several other controller positions at the Company prior to becoming the Assistant Corporate Controller.

Prior to joining Kodak, Michaels held various positions at PricewaterhouseCoopers from 1995 to 2004.  Michaels is a Certified Public Accountant in the State of New York.

Terry R. Taber, PhD

Terry Taber has served as Kodak's Chief Technical Officer since January 2009. Effective January 2020, he is a Senior Vice President of Advanced Materials and Chemicals.

From May 1, 2017 to January 2020, Taber was named President of the Advanced Materials and 3D Printing Technology Division, which contained the research laboratories and included licensing as well as new business development activities related to Kodak's patents and proprietary technology, and focused on opportunities in smart material applications, printed electronics markets and 3D printing materials.

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

There were 770 shareholders of record of common stock on December 31, 2022.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2022 or 2021.

Dividends for common shareholders may be restricted under Kodak’s Term Loan Credit Agreement, Amended ABL Credit Agreement, Letter of Credit Facility Agreement, the Series B Preferred Stock Agreement and the Series C Preferred Stock Agreement.

The graph below matches Eastman Kodak Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the S&P Small Cap 600 Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED December 31, 2022

There were no issuer purchases of equity securities in the quarter ended December 31, 2022.

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

●	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

●	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections, and projected growth;

●	Kodak’s ability to achieve the financial and operational results contained in its business plans;

●	Kodak’s ability to comply with the covenants in its various credit facilities;

●	Kodak’s ability to fund continued investments, capital needs, collateral requirements and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;

●	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;

●

The impact of the global economic environment, including inflationary pressures, medical epidemics such as the COVID-19 pandemic, geopolitical issues such as the war in Ukraine, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;

●

The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the COVID-19 pandemic and the war in Ukraine;

●

Kodak’s ability to effectively anticipate technology and industry trends and develop and market new products, solutions and technologies, including products based on its technology and expertise that relate to industries in which it does not currently conduct material business;

●	Kodak’s ability to effectively compete with large, well-financed industry participants;

●	Kodak’s ability to effect strategic transactions, such as investments, acquisitions, strategic alliances, divestitures and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions;

●	Kodak’s ability to discontinue, sell or spin-off certain non-core businesses or operations, or otherwise monetize assets;

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

The following Management’s Discussion and Analysis ("MD&A") provides a historical and prospective narrative on the Company’s financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Cross references to Notes in this MD&A are to the Notes in the Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data". The discussion of the Company’s financial condition and results of operations for the year ended December 31, 2021 compared to the same period in 2020 is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10–K for the year ended December 31, 2021.

EXECUTIVE OVERVIEW

Consolidated revenues in the year ended December 31, 2022 were $1.205 billion, an improvement of $55 million (5%) from 2021. Currency impacted revenue unfavorably in 2022 compared to 2021 ($70 million).

Traditional Printing’s revenues, which accounted for 59% of Kodak’s total revenues in 2022, improved by $52 million (8%) compared to 2021. Volume for SONORA Process Free Plates improved by 2% compared to the prior year period or 9% when including volume under a licensing agreement pursuant to which Kodak received approximately $1 million in royalties in 2022. Digital Printing revenues declined $22 million (9%) and Advanced Materials and Chemicals revenue improved $22 million (10%) from 2021 to 2022.

Impact of COVID‐19 and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to the ongoing impacts from the COVID‐19 pandemic, heightened levels of inflation, unfavorable foreign exchange rates, the war in Ukraine, and other global events which impacted Kodak’s operations. Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs as well as volume declines for certain businesses.

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

The Advanced Materials and Chemicals segment has also experienced labor shortages in certain manufacturing areas. Increased demand for consumer film products along with manufacturing equipment limitations and labor shortages have contributed to increased backorders. Kodak has increased headcount in this segment to better meet demand, but supply will continue to be constrained by manufacturing equipment limitations without further capital improvements.

Kodak has implemented various pricing actions in response to increased labor, material and distribution costs primarily within its Traditional Printing segment.  In order to mitigate the impact of higher aluminum, energy and packaging costs, the segment implemented surcharges on purchases of plates largely beginning in the latter part of the second quarter of 2021 that continue to be periodically reviewed and adjusted for accordingly.

Due to current global economic conditions and pricing actions, the Traditional Printing segment is experiencing a slowdown in customer demand that negatively impacted volume in 2022.  Kodak has implemented various actions in response, including supply chain and workforce optimization, productivity improvements and other cost savings that are projected to mitigate the impact of lower volumes. However, the potential worsening of economic conditions and the negative impact on customer demand due to further pricing actions could unfavorably impact this segment's operating results.

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and direct Russian operations. The direct operations of Kodak’s Russian subsidiary are not material to the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2021 and 2022), and there were no material impacts to the consolidated results as of and for the year ended December 31, 2022.

The ongoing impact of the COVID‐19 pandemic, the war in Ukraine, changes in global economic conditions and other global events on Kodak’s operations and financial performance remains uncertain and will depend on several factors such as the duration of supply chain disruptions and slowdown in customer demand, the ability to secure raw materials and components, the ability to offset higher labor, material and distribution costs through pricing actions and the duration and further evolution of the COVID‐19 pandemic and governmental responses thereto.

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

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Traditional Printing’s digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process is intended to save time and costs for customers. Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. The segment is experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs, including aluminum prices, through a combination of surcharges and price increases, improved production efficiency and cost reduction initiatives. In addition, Kodak seeks to offset the impact of short-term and long-term market dynamics on pricing and volume pressures through innovations in Kodak product lines, including investing in digital print technologies.

•

In Digital Printing, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue. The Prosper Inkjet Systems business is expected to continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet.  Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging. The first flexible packaging printing system utilizing Kodak's ULTRASTREAM inkjet technology was placed during the second quarter of 2022.  In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak's ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint.

•

Advanced Materials and Chemicals segment is using Kodak's deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:

o

EV/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak is currently in the process of expanding its pilot coating facility. On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. (“Wildcat”), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery. Kodak has also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies. Wildcat has granted Kodak certain rights to negotiate a production or licensing arrangement with Wildcat when and if Wildcat’s technology reaches commercial readiness.

o

Light-Blocking Technology - Kodak plans to leverage a proprietary technology initially developed for electrophotographic toners to commercialize a carbon‐less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics. Kodak is installing and commissioning a production-scale coating machine to coat fabrics in Eastman Business Park, located in Rochester, NY.

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

•	Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at EBP, which helps cost absorption for both Kodak operations and tenants at Eastman Business Park.

•

Kodak plans to capitalize on its intellectual property through new business or licensing opportunities, focusing on opportunities in smart material applications and printed electronics markets and also pursuing certain opportunities in 3D printing materials.

RESULTS OF OPERATIONS

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of	$ Change vs.
	2022	Sales	2021	Sales	2021
Revenues	$1,205		$1,150		$55
Cost of revenues	1,035		986		49
Gross profit	170	14%	164	14%	6
Selling, general and administrative expenses	153	13%	177	15%	(24)
Research and development costs	34	3%	33	3%	1
Restructuring costs and other	10	1%	6	1%	4
Other operating income, net	(1)	0%	(6)	-1%	5
Loss from continuing operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	(26)	(2%)	(46)	(4%)	20
Interest expense	40	3%	33	3%	7
Pension income excluding service cost component	(98)	(8%)	(102)	(9%)	4
Other charges (income), net	1	0%	(5)	(0%)	6
Earnings from continuing operations before income taxes	31	3%	28	2%	3
Provision for income taxes	5	0%	4	0%	1
NET EARNINGS	$26	2%	$24	2%	$2

Revenues

For the year ended December 31, 2022, revenues improved approximately $55 million compared with the same period in 2021 primarily due to improved pricing within Traditional Printing ($151 million), improved pricing and product mix as well as increased volume within Advanced Materials and Chemicals ($15 million and $11 million, respectively), improved product mix in Digital Printing ($5 million) and improved volume in Brand ($2 million). Partially offsetting these favorable impacts was lower volume in Traditional Printing and Digital Printing ($46 million and $13 million, respectively) and unfavorable foreign currency ($70 million). See segment discussions for additional details.

Gross Profit

Gross profit for 2022 improved approximately $6 million compared with the same period in 2021, primarily due to improved pricing and product mix in Traditional Printing ($153 million), improved pricing and product mix as well as higher volume in Advanced Materials and Chemicals ($13 million and $5 million, respectively), improved volume in Brand ($2 million) and a reduction in employee benefit reserves ($6 million) and depreciation ($2 million). Partially offsetting these favorable impacts was higher aluminum costs in Traditional Printing ($69 million), higher manufacturing costs and lower volumes in Traditional Printing ($63 million) and Digital Printing ($9 million), higher manufacturing costs in Advanced Materials and Chemicals ($12 million), an increase in restructuring costs reported in Cost of revenues ($3 million) and unfavorable foreign currency ($16 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A for 2022 decreased $24 million in 2022 primarily due to lower consulting and other costs ($21 million) primarily associated with lower spend on investigations and litigation and insurance reimbursement.  SG&A includes $10 million of income in the year ended December 31, 2022 representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.  Also contributing to the decrease in Consolidated SG&A was a decrease in employee benefit reserves ($4 million), lower equity-based compensation ($2 million) and favorable foreign currency ($6 million) partially offset by an increase in selling and administrative costs ($2 million).

Research and Development Costs

Consolidated R&D expenses decreased $1 million in 2022.

Restructuring Costs and Other

These costs, as well as restructuring costs reported in Cost of revenues, are discussed under the "Restructuring Costs and Other" section in this MD&A and Note 19, “Restructuring Costs and Other”.

Interest Expense

The increase in interest expense in 2022 of $7 million primarily reflects the impact of the Delayed Draw Term Loan entered into during the second quarter of 2022 combined with a full year of interest expense associated with the financing transactions entered into during the first quarter of 2021. Refer to Note 9, “Debt and Finance Leases” for further information.

Other Operating Income, Net

For details, refer to Note 16, “Other Operating Income, Net.”

Pension Income

For details, refer to Note 20, “Retirement Plans."

Other Charges (Income), Net

For details, refer to Note 17, “Other Charges (Income), Net.”

Provision for Income Taxes

For details, refer to Note 18, “Income Taxes.”

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2022	2021
(in millions)
Traditional Printing	$711	$659
Digital Printing	227	249
Advanced Materials and Chemicals	234	212
Brand	17	15
Total of reportable segments	1,189	1,135
Other	16	15
Consolidated total	$1,205	$1,150

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents the earnings from continuing operations before income taxes excluding non-service cost components of pension and other postemployment benefits income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net; interest expense and other (charges) income, net.

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

Segment Operational EBITDA and Consolidated Income from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2022	2021
Traditional Printing	$27	$9
Digital Printing	(22)	(5)
Advanced Materials and Chemicals	(1)	(6)
Brand	14	13
Other	3	2
Depreciation and amortization	(29)	(31)
Restructuring costs and other	(13)	(6)
Stock-based compensation	(5)	(7)
Consulting and other costs (1)	2	(19)
Idle costs (2)	(3)	(2)
Other operating income, net, (3)	1	6
Interest expense (3)	(40)	(33)
Pension income excluding service cost component (3)	98	102
Other (charges) income, net (3)	(1)	5
Consolidated earnings from continuing operations before income taxes	$31	$28

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs include $10 million of income in the year ended December 31, 2022 representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

In 2022, Kodak decreased employee benefit reserves by $15 million composed of a reduction in workers’ compensation reserves of approximately $13 million driven by changes in discount rates and a decrease in other employee benefit reserves of approximately $2 million, driven by both changes in discount rates and favorable experience. The decrease in reserves in 2022 impacted gross profit by approximately $9 million, R&D by approximately $1 and SG&A by approximately $5 million.

Kodak decreased workers’ compensation reserves by approximately $4 million in 2021 driven by changes in discount rates. The decrease in reserves in 2021 impacted gross profit by approximately $3 million and SG&A by approximately $1 million.

2023 Segments

Change in Segments

Effective February 2023 Kodak changed its organizational structure.  The Traditional Printing segment and the Digital Printing segment were combined into one segment, named the Print segment.  No changes were made to Kodak's other segments.

TRADITIONAL PRINTING SEGMENT

Revenues

	Year Ended December 31,
	2022	2021	$ Change
Revenues	$711	$659	$52

Operational EBITDA	27	9	18
Operational EBITDA as a % of revenues	4%	1%

Revenues

The increase in Traditional Printing revenues of approximately $52 million primarily reflected improved pricing in Prepress Solutions consumables ($151 million), partially offset by reduced volumes in Prepress Solutions consumables ($47 million) and unfavorable foreign currency ($53 million).

Operational EBITDA

Traditional Printing Operational EBITDA improved approximately $18 million primarily due to improved pricing in Prepress Solutions consumables ($151 million), improved product mix in Prepress Solutions equipment ($2 million) and a reduction in employee benefit reserves ($2 million) partially offset by higher aluminum costs ($69 million), increased manufacturing costs and lower volume ($63 million) driven by increases in other costs such as utilities, transportation and supplies, and higher selling and administrative costs ($4 million) as well as unfavorable foreign currency ($3 million).

DIGITAL PRINTING SEGMENT

	Year Ended December 31,
	2022	2021	$ Change
Revenues	$227	$249	$(22)

Operational EBITDA	(22)	(5)	(17)
Operational EBITDA as a % of revenues	-10%	-2%

Revenues

The decrease in Digital Printing revenues of approximately $22 million primarily reflected volume declines in Electrophotographic Printing Solutions equipment as well as consumables and service ($3 million each), volume declines in PROSPER components, Software and VERSAMARK consumables and service ($2 million each) and unfavorable foreign currency ($14 million).  The unfavorable impacts were partially offset by improved pricing and product mix in PROSPER annuities and Electrophotographic Printing Solutions equipment ($2 million each).

Operational EBITDA

The decline in Digital Printing Operational EBITDA of $17 million was driven by increased manufacturing costs ($9 million), increased spending on R&D projects and selling and administrative costs (each $2 million) unfavorable product mix in Electrophotographic Printing Solutions consumables and service ($1 million) and unfavorable foreign currency ($4 million), partially offset by higher margins on Electrophotographic Printing Solutions equipment ($1 million) and a reduction in employee benefit reserves ($4 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Year Ended December 31,
	2022	2021	$ Change
Revenues	$234	$212	$22

Operational EBITDA	(1)	(6)	5
Operational EBITDA as a % of revenues	0%	-3%

Revenues

The improvement in Advanced Materials and Chemicals revenues of approximately $22 million is the result of pricing and product mix improvements in Industrial Film and Chemicals ($14 million) and improved volume in Industrial Film and Chemicals and Motion Picture ($3 million and $9 million, respectively) partially offset by unfavorable foreign currency ($3 million).

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved approximately $5 million reflecting improved pricing and product mix and increased volume in Industrial Film and Chemicals ($12 million and $3 million, respectively), higher Motion Picture volumes ($3 million) and a reduction in employee benefit reserves ($4 million). The favorable impacts were partially offset by increased manufacturing costs for Industrial Film and Chemicals ($11 million), increased SG&A and R&D spending ($2 million and $1 million, respectively) and unfavorable foreign currency ($2 million).

BRAND SEGMENT

	Year Ended December 31,
	2022	2021	$ Change
Revenues	$17	$15	$2

Operational EBITDA	14	13	1
Operational EBITDA as a % of revenues	82%	87%

Brand revenues and Operational EBITDA improved approximately $2 million and $1 million, respectively, reflecting higher volumes in 2022.

RESTRUCTURING COSTS AND OTHER

2022

Restructuring actions taken in 2022 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included ceasing manufacturing of the Electrophotographic Printing Solutions equipment products as well as various targeted reductions in manufacturing, service, sales, research and development and administrative functions.

As a result of these actions, for the year ended December 31, 2022 Kodak recorded $13 million of charges of which $10 million were reported as Restructuring costs and other and $3 million were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $6 million for the year ended December 31, 2022.

The restructuring actions implemented in 2022 are expected to generate future annual cash savings of approximately $12 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $2 million, $7 million and $3 million, respectively. Kodak expects the majority of the annual savings to be in effect by the end of the second quarter of 2023 as actions are completed. See Note 19, “Restructuring Costs and Other”  for additional information on Kodak’s restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the year with a cash balance of $217 million, a decrease of $145 million from December 31, 2021. On June 15, 2022, Kodak exercised its right to draw down in full an additional $50 million in aggregate principal pursuant to the Term Loan Credit Agreement and received net proceeds of $49 million. On July 13, 2022, Kodak invested $25 million of the proceeds received from the Delayed Draw Term Loans to acquire a minority preferred equity interest in Wildcat.

The financing transactions entered into during the first quarter of 2021 and the full draw down of the Delayed Draw Term Loans in the second quarter of 2022 provided additional liquidity for the Company to fund on‐going operations and obligations, invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.

Available liquidity includes cash balances and the Excess Availability under the 2023 Amended ABL Credit Agreement (see below for the definition of Excess Availability). The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At December 31, 2022 and 2021 approximately $152 million and $250 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $65 million and $112 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of December 31, 2022 and 2021, outstanding inter-company loans to the U.S. were $399 million and $418 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $109 million and $119 million, respectively. In China, where approximately $24 million and $42 million of cash and cash equivalents was held as of December 31, 2022 and 2021, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended ABL Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended ABL Credit Agreement.

The Company’s Hong Kong subsidiary has an $80 million inter-company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The inter-company loan is required to be repaid in the next two years in four equal installments, with the first $20 million installment due by November 16, 2023 and the remaining installments due in 2024. The amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.  If the inter-company loan is not extended, refinanced or amended and the Hong Kong subsidiary does not pay any of the installments by the end of the 30-day grace period following notice by the Chinese subsidiary after a failure to pay on the due date of such installment, the Hong Kong subsidiary would default on the inter-company loan.  Such a default may cause a cross-default under the Company’s other credit facilities unless requisite waivers are obtained.  The Company intends to pursue alternatives that will allow it and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity.

On March 14, 2023, the Company entered into an amendment to the Amended ABL Credit Agreement (the “2023 Amended ABL Credit Agreement”) and Letter of Credit Facility Agreement (the “2023 Amended L/C Facility Agreement) to, among other things: (i) extend the maturity date from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended L/C Facility Agreement or the 2023 Amended ABL Credit Agreement, as applicable, or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing; (ii) maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million, and (iii) on February 26, 2024 decrease the aggregate amount of commitments from $90 million to $81 million.

The maturity date of the Amended ABL Credit Agreement prior to the 2023 Amended ABL Credit Agreement was February 26, 2024 or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company's Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing.  Upon the occurrence of the termination date under the Amended ABL Credit Agreement the obligations thereunder will become due, and the Company will need to provide alternate collateral in place for the $9 million of letters of credit issued under the Amended ABL Credit Agreement.

Under both the Amended ABL Credit Agreement and the L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested at the end of each quarter. Minimum Liquidity was $150 million and $250 million at December 31, 2022 and 2021. If Minimum Liquidity falls below $80 million an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be immediately terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be immediately due and payable. The 2023 Amended ABL Credit Agreement and 2023 Amended L/C Facility Agreement added a requirement that the Company maintain a daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to the quarterly Minimum Liquidity requirement of $80 million.

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

Kodak's plans to return to sustainable positive cash flow include growing revenues profitably through pricing actions, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, generating cash from selling and leasing underutilized assets and implementing ways to reduce cash collateral needs.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs for the next twelve months, to maintain compliance with the Minimum Liquidity provisions under the credit agreements and to provide the flexibility to respond as necessary to ordinary changes in the business and economic environment. Kodak’s ability to adequately fund its long-term liquidity and capital requirements will be dependent on amending, refinancing or extending the maturity date of the 2023 Amended ABL Credit Agreement and 2023 Amended L/C Facility Agreement, or finding alternative collateral in place of the letters of credit issued such facilities, managing world-wide cash through intercompany loans, distributions or other mechanisms while minimizing the impact on U.S. liquidity, generating positive cash flows from operations or obtaining additional financing to fund its growth investments.

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

Commitments under the Amended ABL Credit Agreement continue to be able to be used in the form of revolving loans or letters of credit. The Company had issued approximately $58 million and $46 million letters of credit under the Amended ABL Credit Agreement as of December 31, 2022 and 2021, respectively.

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

The term of the L/C Facility Agreement is three years, subject to the same automatic springing maturity as the Amended ABL Credit Agreement. The Company had issued approximately $43 million and $44 million letters of credit under the L/C Facility Agreement as of December 31, 2022 and 2021, respectively. The letters of credit under the L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral).  The balance on deposit in the L/C Cash Collateral account as of December 31, 2022 and 2021 is approximately $44 million and $45 million, respectively.

Under the Amended ABL Credit Agreement and the L/C Facility Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million at December 31, 2022 and 2021), which is tested at the end of each month. Excess Availability was $21 million and $27 million as of December 31, 2022 and 2021, respectively. If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur. During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control. Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2022 and 2021, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

Kodak intends to continue to maintain Excess Availability above the minimum threshold. The borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment. As noted above, since Excess Availability was greater than 12.5% of lender commitments Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. As of December 31, 2022 Fixed Charges (as defined in the ABL Credit Agreement) exceeded EBITDA by approximately $39 million, therefore the Fixed Charges Coverage Ratio was less than 1.0 to 1.0.

Cash Flow:

Cash, cash equivalents and restricted cash balances were as follows:

	As of December 31,
(in millions)	2022	2021
Cash, cash equivalents and restricted cash	$286	$423

Cash Flow Activity

	Year Ended December 31,		Year-Over-
(in millions)	2022	2021	Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(116)	$(47)	$(69)

Cash flows from investing activities:
Net cash used in investing activities	(56)	(20)	(36)

Cash flows from financing activities:
Net cash provided by financing activities	43	238	(195)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(4)	(4)

Net (decrease) increase in cash, cash equivalents and restricted cash	$(137)	$167	$(304)

Operating Activities

Net cash used in operating activities increased $69 million for the year ended December 31, 2022 as compared with the prior year primarily due to an increase in cash used for accounts payable, an increased investment in inventory to strengthen the ability to supply customers and lower reductions of accounts receivable driven by revenue growth.

Investing Activities

Net cash used in investing activities increased $36 million for the year ended December 31, 2022 as compared to the prior year due to the investment in Wildcat and an increase in capital expenditures driven by investments in growth initiatives and back-office automation.

Financing Activities

The change in net cash provided by financing activities of $195 million in the year ended December 31, 2022 compared to the corresponding period in 2021 was primarily driven by net proceeds of $247 million received in the prior year from refinancing transactions partially offset by proceeds of $49 million received in the second quarter of 2022 from the Delayed Draw Term Loans as well as lower preferred stock cash dividend payments in the current year period.

Excess Cash Flow

On an annual basis, the Company will prepay, within 10 business days following the filing of annual Form 10-K, outstanding Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $85 million. For the year ended December 31, 2022 ECF was a negative amount, therefore no prepayment is required in 2023.

Other Collateral Requirements

The New York State Workers’ Compensation Board (“NYSWCB”) requires security deposits related to self-insured workers’ compensation obligations, which security deposits are recalculated annually.  Due to changes in 2019 to the manner in which the required security deposit is determined, the Company has been required to post additional collateral over the last several years.  At December 31, 2022, the Company had posted $75.0 million of collateral, representing 107% of the Company’s undiscounted actuarial workers’ compensation obligations.  Based on informal communications with representatives of the NYSWCB, the Company understands the NYSWCB may adopt a financial contingency requirement based on the self-insured’s credit rating that could obligate the Company to post up to an additional $38 million of collateral as early as December 2023.  The Company believes no financial contingency is appropriate where the security deposit is already 107% of the undiscounted actuarial liability; however, the Company cannot predict the financial contingency methodology that will be adopted by the NYSWCB, if any.  Any additional security deposit required based on a financial contingency concept adopted by the NYSWCB would reduce the Company’s liquidity to the extent the Company is unable to obtain some form of relief from such requirement.

Based on the legacy nature of the Company’s workers’ compensation obligations, the undiscounted actuarial obligation has been declining and the Company expects it to continue to decline.  While it may not be indicative of the rate of future declines, the undiscounted actuarial liability declined by an average of $5.5 million per year between 2014 and 2022.  Accordingly, subject to the possibility of being required to post additional collateral based on a financial contingency methodology adopted by the NYSWCB or other changes to the calculation of required security deposits by the NYSWCB, the Company expects the amount of the required security deposit to decline over time and gradually return the capital used to support the security deposits that have been made.

As a result of the Company’s credit ratings, during the second quarter of 2020 two surety bond holders notified the Company they required approximately $9 million of incremental collateral. The Company reduced the surety bond value by approximately $9 million in July 2020 with an equivalent increase to an existing letter of credit with the New York Workers’ Compensation Board. The Company could be required to provide up to an additional $4 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

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

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $14 million relating to its non-U.S. defined benefit pension and postretirement benefit plans in 2022.  For 2023, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its non-U.S. defined benefit pension and postretirement plans are approximately $12 million. Kodak does not expect to make any cash contributions to its major U.S. pension plan in 2023, and expects benefit payments (unfunded plans) related to its non-major U.S. plans to be less than $1 million.

Capital Expenditures

Cash flows from investing activities included $31 million for capital expenditures for the year ended December 31, 2022.  Kodak expects approximately $30 million to $40 million of cash flows for investing activities from capital expenditures for the year ending December 31, 2023.

U.S. International Development Finance Corporation Non-Binding Letter of Interest

On July 28, 2020, the U.S. International Development Finance Corporation signed a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs. The DFC Loan would have been for facility upgrades and construction, provide working capital, and finance other necessary direct expenditures supporting the launch of Kodak Pharmaceuticals.  As previously reported, on April 22, 2022 the Company received a letter from the DFC advising the Company that the authority conferred on the DFC by Executive Order 13922 expired on March 27, 2022 and that, consequently, the DFC is unable to consider the project further and the Company’s application has been closed.

The Company remains interested in working with governmental agencies to leverage its assets and technology to on-shore manufacturing of pharmaceutical and other healthcare materials. As described under “Overview” above, the Company is also continuing to explore expanding further into the pharmaceutical space on a smaller scale than contemplated by the DFC Loan using other sources of capital, including a portion of the capital raised by the Company on February 26, 2021.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2022
(in millions)	Total	2023	2024	2025	2026	2027	2028+
Long-term debt (1)	$379	$1	$2	$1	$366	$1	$8
Interest payments on debt (2)	99	31	29	29	6	1	3
Operating lease obligations	68	20	12	7	6	5	18
Purchase obligations (3)	50	25	19	4	1	1	—
Convertible preferred stock cash dividends (7)	13	4	4	4	1	—	—
Total Note 1 (4) (5) (6)	$609	$81	$66	$45	$380	$8	$29

(1)

Primarily represents the maturity values of Kodak's long-term debt obligations as of December 31, 2022. The loans made under the Term Credit Agreement become due on February 26, 2026. The 2021 Convertible Notes become due on May 28, 2026. The loans made under the Term Credit Agreement receive 4% paid-in-kind interest at maturity. The 2021 Convertible Notes receive 5% paid-in-kind interest at maturity. The paid-in-kind interest for both the Term Credit Agreement and the 2021 Convertible Notes is included in the principal amount due. The contractual obligations do not reflect any contingent mandatory annual principal prepayments that may be required to be made upon achieving certain excess cash flow targets, as defined in the Term Credit Agreement. Refer to Note 9, "Debt and Finance Leases" .

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

(4)

Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 18, “Income Taxes,” for additional information regarding Kodak's uncertain tax positions.

(5)

For 2023, the Company is forecasting $12 million in contributions and net benefit payments for its Non-U.S. major defined benefit retirement plans and other postretirement benefit plans. Expected contributions are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes.

(6)	Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 8, “Other Long-Term Liabilities,” are excluded from this table.

(7)

On February 26, 2021, the Company issued 1,000,000 shares of 4% Series B Convertible Preferred Stock, no par value per share (the “Series B Preferred Stock”) and 1,000,000 shares of 5% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”). The Series B and Series C Preferred Stock have a liquidation preference of $100 per share. The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum. The holder of Series C Preferred Stock is entitled to cumulative dividends payable quarterly in additional shares of Series C Preferred Stock. If holders of the Series B and Series C Preferred stock convert their shares into common stock, dividends will decrease.  The Company is required to redeem all shares not converted prior to May 28, 2026 at $100 per share plus the amount of any accrued and unpaid dividends. Due to uncertainty regarding the number of shares that will be redeemed, the redemption amount has not been included in the above table. Refer to Note 10, "Redeemable, Convertible Preferred Stock".

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

Revenue Recognition

Kodak's revenue transactions include sales of products, equipment, software, services, integrated solutions, intellectual property and brand licensing and commercial real estate management activities.  Complex multiple element arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the allocation of transaction price to the various performance obligations and determination of the stand-alone selling price of each performance obligation. When the stand-alone selling price is not directly observable, it is estimated based on management judgment considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs.

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

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its’ carrying amount. As of December 31, 2022, goodwill is only recorded in the Brand and Software reporting units.

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

Kodak performed a quantitative test of impairment for all reporting units for its annual goodwill impairment test as of December 31, 2022. Kodak utilized the discounted cash flow method and guideline public company method to estimate the fair value of reporting units with goodwill.

For these reporting units, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value. Fair values for the reporting units without goodwill were estimated using the discounted cash flow method only.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period January 1, 2023 to December 31, 2027 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections. Discount rates of 16% to 35% were utilized in the valuation based on Kodak’s best estimates of the after-tax WACC of each reporting unit.

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

Based upon the results of Kodak’s December 31, 2022 analysis, Kodak concluded that the fair value of the reporting units substantially exceeded their carrying values, therefore no impairment of goodwill was indicated. Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if Kodak’s market capitalization significantly declines, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

The carrying value of the indefinite-lived intangible asset related to the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Kodak performed its annual test of impairment for the Kodak trade name as of December 31, 2022. The fair value of the Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues for the period January 1, 2023 to December 31, 2027, including a terminal year with growth rates ranging from -0.5% to 2.5%; (b) an after-tax royalty rate of 0.4% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 17% to 29%, which were based on the after-tax WACC.

Based on the results of Kodak’s December 31, 2022 annual impairment test, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $1 million driven by lower forecasted revenues primarily associated with decision to cease manufacturing of the Electrophotographic Printing Solutions equipment products.  Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount rates or royalty rates. A one percent increase in the discount rate and a 10% miss in expected revenues would impact the fair value of the Kodak trade name by $2 million.

Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating long-lived assets for impairment, the carrying value of an asset group is compared to its estimated undiscounted future cash flows.  An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group.  The impairment is the excess of the carrying value over the fair value of the long-lived asset group. Kodak updated its estimate of undiscounted cash flows for each asset group as of December 31, 2022. Based on the results of the impairment tests, no impairments were recorded.

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

The fair value of the embedded conversion features derivative is calculated using unobservable inputs (Level 3 fair measurements). The binomial model is used to estimate the fair value of the embedded derivative which requires the input of highly subjective assumptions, including the expected volatility of Kodak’s common stock. If factors change and different assumptions are used, the fair value of the embedded derivative liability could be materially different in the future. Refer to Note 14, “Financial Instruments” for additional information regarding the key inputs in the determination of fair value for the embedded conversion features.

The table below summarizes the expected stock price volatility and the closing stock price used as of December 31, 2022 and 2021:

	2021 Convertible Notes
	As of December 31,
	2022	2021
Value of embedded derivative liability at December 31, 2022 (in millions)	$2	$4

Expected stock price volatility as of December 31, 2022	50%	36%

Closing stock price as of December 31, 2022	$3.05	$4.68

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.

Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2022, Kodak has net deferred tax assets before valuation allowances of approximately $799 million and a valuation allowance related to those net deferred tax assets of approximately $826 million, resulting in net deferred tax liabilities of approximately $27 million.

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

A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S. As of December 31, 2022, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $1,486 million and unused foreign tax credits of $358 million. Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Kodak has deferred tax liabilities of $17 million and $20 million for potential taxes on undistributed earnings, primarily attributable to foreign withholding taxes, as of December 31, 2022 and 2021, respectively.

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

Pension and Other Postretirement Benefits

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are estimated using several key assumptions.  The assumptions that have the most significant effect on the Company’s consolidated financial position and results of operations are the expected long-term rate of return on plan assets (“EROA”) and discount rates. Actual results that differ from Kodak’s assumptions are recorded as unrecognized gains and losses as a component of accumulated other comprehensive income in shareholders’ equity and are amortized to earnings over the estimated future service period of the active participants in the plan or, if the plan is almost entirely inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the calculated value of plan assets.  Significant differences in actual experience or significant changes in future assumptions would affect Kodak’s pension and other postretirement benefit costs and obligations.

Return on Plan Assets

EROA is a long-term assumption, which Kodak reviews annually. Kodak utilizes asset and liability modeling studies to adjust asset exposures to conform to its investment strategy, and to review its liability hedging program. These studies generate forward-looking estimates of correlation, risk and return which are used in the development of the EROA. The EROA is estimated utilizing a forward-looking building block model which factors in the expected risk of each asset category, return, and correlation over a five to seven-year horizon, and weighs the exposures by the strategic asset allocation.

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

At December 31, 2022, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.1 billion and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.2 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak’s major U.S. defined benefit pension plan accounts for substantially all of Kodak’s net pension income and represents approximately 87% of the total fair value of major plan assets as of December 31, 2022. The following table presents actual and expected return on plan assets, as well as the corresponding percentages for Kodak’s major U.S. defined benefit pension plan:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Actual return on plan assets	$(152)	$716	$495
Expected return on plan assets	178	167	196

Actual rate of return on plan assets	(6.1%)	17.7%	14.9%
Expected rate of return on plan assets	5.3%	5.2%	6.0%

The actual rate of return on Kodak’s major U.S. defined benefit pension plan for 2022 was (6.1%), lower than the expected rate of return of 5.3%, driven by lower than expected bond performance due to rising interest rates. For 2021 the actual rate of return exceeded the expected rate of return driven by higher returns for the U.S. Plan’s private equity and hedge fund portfolio. For 2020 the actual rate of return exceeded the expected rate of return driven by strong stock and bond market performance as well as realized gains recorded from derivative investments held by the U.S. Plan. The expected average rate of return on plan assets is a long-term, forward-looking assumption and will likely differ from the actual return in any specific year.

Gains or losses from direct investments in derivative instruments by Kodak’s major U.S defined benefit pension plan can be volatile from year to year and could materially affect the fair value of plan assets. The total net realized (losses) gains from these derivative investments that were included in the actual return on plan assets balance in the table above for the years ending December 31, 2022, 2021 and 2020 were approximately ($128) million, $(23) million and $159 million, respectively. Refer to the Derivative Instruments discussion below for additional information.

Approximately $2.6 billion and $3.4 billion of the total fair value of Kodak’s major U.S. defined pension plan as of December 31, 2022 and 2021, respectively, represents plan assets where the fair market value is not readily determinable and are measured using the net asset value (“NAV”) per share expedient. Except for investments in private equity funds and real estate funds, the remaining investments have redemption rights and can be, and historically have been, redeemed by the U.S. Plan at NAV. For private equity funds and real estate funds, the investors do not have an option to redeem their interest in these funds but rather receive distributions from time to time through the liquidation of the underlying investments in the funds. Secondary sales of a material portion of the investments in these funds are infrequent and historically, immaterial portions of these funds were sold for values not significantly different from NAV.

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

The table below shows the discount rates for Kodak’s major U.S. pension plan for the years shown:

	Year Ended December 31,
	2022	2021	2020
Discount Rates - Projected Benefit Obligation:
U.S. Plan	5.13%	2.54%	2.09%

As discount rates reflect the market rate on the measurement date, the rates can be volatile from year to year. The increase in the discount rate for Kodak’s major U.S. defined benefit pension plan from December 31, 2021 to December 31, 2022 resulted in a decrease in the projected benefit obligation of approximately $582 million at December 31, 2022. The increase in the discount rate for the U.S. Plan from December 31, 2020 to December 31, 2021 resulted in a decrease in the projected benefit obligation of approximately $105 million at December 31, 2021.

Sensitivity Analysis:

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2023 and the projected benefit obligation (“PBO”) at December 31, 2022 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

	Impact on 2023		Impact on PBO
	Pre-Tax Pension Expense		December 31, 2022
(in millions)	Increase (Decrease)		Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$6	$—	$46	$12
25 basis point increase in discount rate	(6)	—	(44)	(12)
25 basis point decrease in EROA	9	1	N/A	N/A
25 basis point increase in EROA	(9)	(1)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major U.S. defined benefit pension plan was $88 million for 2022 and is expected to be approximately $148 million in 2023. The increase in pension income for 2023 is driven by an anticipated higher expected rate of return on plan assets than experienced in 2022. Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $8 million for 2022 and is projected to be $3 million in 2023.

Derivative Instruments:

Kodak’s major U.S. defined benefit plan utilizes derivative investments primarily to hedge liability interest rate risk to U.S. government bonds. Kodak’s major U.S. defined benefit pension plan’s derivative portfolio consists of exchange traded futures contracts. As of December 31, 2022 and 2021 the notional amount of these derivative instruments approximated $389 million and $1.0 billion, respectively. Daily variation margin payments are made to or received from the counterparty for changes in the market value of futures contracts and are recorded as realized gains and losses in the Gain on Plan Assets balance. As these futures contracts have short-term maturities, the fair value of these derivative instruments at December 31, 2022 and 2021 was $0 million and $10 million, respectively, which represents the unrealized gains and losses on these contracts. Refer to Note 20, “Retirement Plans” in the Notes to Financial Statements for additional information.

An increase in interest rates is the primary factor that could precipitate material losses in the U.S. Plan’s existing derivatives portfolio. A 25-basis point increase in interest rates would cause a loss from the government bond derivatives of approximately $7 million. However, as illustrated in the above table, a 25-basis point increase in the discount rate used to measure the PBO of the U.S. Plan would cause a $44 million decrease in the PBO. Accordingly, while an increase in interest rates would expose the U.S. Plan’s derivative investments to losses, it would also likely result in an offsetting decrease the U.S. Plan’s PBO.

Kodak’s major U.S. defined benefit plan invests in a diversified portfolio of hedge funds that utilize a variety of investment strategies. The total net asset value of these hedge funds was approximately $1.5 billion and $1.8 billion as of December 31, 2022 and 2021 respectively. Separate from the U.S. Plan’s direct investments in exchange traded futures contracts, hedge funds may utilize derivative instruments to execute their investment strategy.

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

Changes in discount rates is the primary driver for changes in workers’ compensation reserves. Kodak decreased workers’ compensation reserves by approximately $13 million and $4 million in 2022 and 2021, respectively, driven by changes in discount rates. A 25 basis-point change in the discount rate would have had a $1 million impact on the expense and net liability as of December 31, 2022.

Stock Compensation

Kodak recorded stock compensation expense of $5 million, $7 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation expense is recognized over the service or performance period for each separately vesting tranche of the award and is adjusted for actual forfeitures before vesting.

Compensation cost related to restricted stock units and restricted stock awards was $4 million, $5 million and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of restricted stock units and restricted stock awards is based on the closing market price of the Company’s stock on the grant date. Changes in the fair value of restricted stock units and restricted stock awards is driven by the volatility of the Company’s stock price and the number of awards issued.

Compensation cost related to stock options for the years ended December 31, 2022, 2021 and 2020 was $1 million, $2 million and $14 million, respectively. Except for the awards granted on July 27, 2020, which resulted in approximately $12.6 million of compensation expense being recognized in the year ended December 31, 2020, Kodak utilizes the Black-Scholes option valuation model to estimate the fair value of stock options. Changes in the fair value of stock options is primarily driven by the volatility of the Company’s stock price.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks associated with such activities, Kodak may enter into derivative contracts. Kodak does not utilize financial instruments for trading or other speculative purposes. Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of Kodak’s international finance center, as well as forecasted foreign currency denominated intercompany sales.

Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2022 and 2021, the fair value of open forward contracts would have decreased $11 million and $14 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

The majority of the Company’s debt is fixed rate debt. The fair market value of fixed-rate debt is sensitive to changes in interest rates. At December 31, 2022 and 2021, a 10% change in market interest rates would change the fair value of the Company’s debt by approximately $1 million in each period.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2022 was not significant to Kodak.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company (the Company) as of December 31, 2022 and 2021, the related consolidated statement of operations, comprehensive income (loss), equity (deficit) and cash flow for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Retirement Benefits – Valuation of Private Equity Investment
Description of the Matter

As described in Note 20 to the consolidated financial statements, at December 31, 2022 the Company’s U.S Plan holds $1,095 million in private equity investments. The private equity investments are valued primarily based on independent appraisals, discounted cash flow models, cost and comparable market transactions. These investments are valued by the U.S. Plan using the net asset value (NAV) per share expedient.  For investments with lagged pricing, the Company uses the latest available net asset values, and also considers expected return and other relevant material events for the year-end valuation of these investments.

Auditing the net asset value of these private equity investments is challenging because of the higher estimation uncertainty associated with the inputs to the underlying net asset values and estimated returns used in determining year-end valuations for investments with lagged pricing. Additionally, certain information regarding the net asset value of these private equity investments is based on unaudited information available to management at the time of valuation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of plan assets.  This included testing management’s controls over private equity investment valuation, which included a look-back analysis to identify if there were significant changes in the private equity fund valuations subsequent to year-end, inspecting responses to questionnaires sent to asset managers and evaluating the fourth quarter returns of benchmark indices to assess whether the valuations of the U.S. Plan’s private equity investments with lagged pricing should be adjusted.

Our audit procedures included, among others, comparing private equity investment returns to selected relevant benchmark indices to test the fourth quarter market activity for investments with lagged pricing, obtaining the latest audited financial statements for a sample of investments and comparing to the Company's recorded values and understanding any significant differences. We also inquired of management about changes to the investment portfolio and/or related investment strategies and considerations. We assessed the historical accuracy of management's estimates by comparing actual activity to previous estimates. We evaluated for contrary evidence by confirming the net asset values of the investments and ownership interests directly with the trustees and a sample of managers at year end. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

We have served as the Company’s auditor since 2020.

/s/ Ernst & Young LLP

Rochester, New York

March 16, 2023

# of Firm Id	EY-42;	Auditor Name:	Ernst & Young	Auditor Location:	Rochester, New York, USA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on Internal Control over Financial Reporting

We have audited Eastman Kodak Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eastman Kodak Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2022 and 2021, the related consolidated statement of operations, comprehensive income (loss), equity (deficit) and cash flow for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rochester, New York

March 16, 2023

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2022	2021	2020
Revenues
Sales	$983	$925	$806
Services	222	225	223
Total net revenues	1,205	1,150	1,029
Cost of revenues
Sales	885	830	743
Services	150	156	151
Total cost of revenues	1,035	986	894
Gross profit	170	164	135
Selling, general and administrative expenses	153	177	172
Research and development costs	34	33	34
Restructuring costs and other	10	6	17
Other operating income, net	(1)	(6)	(14)
Loss from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges (income), net and income taxes	(26)	(46)	(74)
Interest expense	40	33	12
Pension income excluding service cost component	(98)	(102)	(98)
Loss on early extinguishment of debt	—	—	2
Other charges (income), net	1	(5)	386
Earnings (loss) from continuing operations before income taxes	31	28	(376)
Provision for income taxes	5	4	168
Earnings (loss) from continuing operations	26	24	(544)
Earnings from discontinued operations, net of income taxes	—	—	3
NET EARNINGS (LOSS)	$26	$24	$(541)

Basic earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.16	$0.28	$(9.83)
Discontinued operations	—	—	0.06
Total	$0.16	$0.28	$(9.77)

Diluted earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.16	$0.27	$(9.83)
Discontinued operations	—	—	0.06
Total	$0.16	$0.27	$(9.77)

Number of common shares used in basic and diluted earnings (loss) per share:
Basic	78.9	78.4	57.4
Diluted	80.6	80.5	57.4

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2022	2021	2020
NET EARNINGS (LOSS)	$26	$24	$(541)

Other comprehensive income (loss), net:
Currency translation adjustments and other	(12)	6	(16)
Pension and other postretirement benefit plan obligation activity, net of tax	253	661	(13)
Other comprehensive income (loss), net attributable to Eastman Kodak Company	241	667	(29)
COMPREHENSIVE INCOME (LOSS), NET	$267	$691	$(570)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$217	$362
Trade receivables, net of allowances of $7 and $7	177	175
Inventories, net	237	219
Other current assets	48	49
Current assets held for sale	2	2
Total current assets	681	807
Property, plant and equipment, net	154	140
Goodwill	12	12
Intangible assets, net	28	34
Operating lease right-of-use assets	39	47
Restricted cash	62	54
Pension and other postretirement assets	1,233	1,022
Other long-term assets	76	55
TOTAL ASSETS	$2,285	$2,171

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$134	$153
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	15	13
Other current liabilities	143	142
Total current liabilities	293	309
Long-term debt, net of current portion	316	253
Pension and other postretirement liabilities	230	382
Operating leases, net of current portion	31	45
Other long-term liabilities	171	205
Total liabilities	1,041	1,194

Commitments and contingencies (Note 12)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	203	196

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,160	1,166
Treasury stock, at cost	(11)	(10)
Accumulated deficit	(570)	(596)
Accumulated other comprehensive income	462	221
Total equity	1,041	781
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,285	$2,171

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

				Accumulated
		Additional		Other			Redeemable
	Common	Paid in	Accumulated	Comprehensive	Treasury		Convertible
	Stock	Capital	Deficit	Income (Loss)	Stock	Total	Preferred Stock (1)
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	$77	$191
Net earnings	—	—	24	—	—	24	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	661	—	661	—
Repurchase of Series A Preferred Stock	—	—	—	—	—	—	(100)
Exchange of Series A Preferred Stock	—	92	—	—	—	92	(92)
Expiration of Series A embedded derivative	—	11	—	—	—	11	—
Issuance of convertible, redeemable Series B Preferred Stock, net	—	(95)	—	—	—	(95)	93
Issuance of common stock	—	10	—	—	—	10	—
Issuance of convertible, redeemable Series C Preferred Stock, net	—	—	—	—	—	—	97
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(4)	—	—	—	(4)	4
Preferred stock deemed dividends	—	(3)	—	—	—	(3)	3
Treasury stock purchases (2)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196
Net earnings	—	—	26	—	—	26	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	253	—	253	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(5)	—	—	—	(5)	5
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Treasury stock purchases (2)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	5	—	—	—	5	—
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	$1,041	$203

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

				Accumulated
		Additional		Other			Redeemable
	Common	Paid in	Accumulated	Comprehensive	Treasury		Convertible
	Stock	Capital	Deficit	Loss	Stock	Total	Preferred Stock (1)
Equity (deficit) as of December 31, 2019	$—	$604	$(79)	$(417)	$(9)	99	$182
Net loss	—	—	(541)	—	—	(541)	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(16)	—	(16)	—
Pension and other postretirement liability adjustments	—	—	—	(13)	—	(13)	—
Series A preferred stock cash and accrued dividends	—	(11)	—	—	—	(11)	—
Series A Preferred Stock deemed dividends	—	(9)	—	—	—	(9)	9
Conversion of 2019 Convertible Notes	—	520	—	—	—	520	—
Stock option exercises	—	29	—	—	—	29	—
Stock-based compensation	—	19	—	—	—	19	—
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	$77	$191

(1)

There are 60 million shares of no-par value preferred stock authorized, 2.1 million of which are issued and outstanding at December 31, 2022.  2.0 million shares of preferred stock were issued and outstanding at December 31, 2021 and 2020.

(2)	Represents purchases of common stock to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$26	$24	$(541)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	29	31	37
Pension and other postretirement income	(77)	(83)	(77)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	(3)	(7)	382
Asset impairments	1	—	3
Stock based compensation	5	7	15
Non-cash changes in workers' compensation and other employee benefit reserves	(15)	(4)	4
Net losses (gains) on sales of businesses/assets	—	1	(10)
Loss on early extinguishment of debt	—	—	2
(Benefit) provision for deferred income taxes	(3)	(1)	160
(Increase) decrease in trade receivables	(12)	(5)	33
(Increase) decrease in inventories	(31)	(19)	12
(Decrease) increase in trade accounts payable	(12)	38	(36)
Decrease in liabilities excluding borrowings	(36)	(29)	(26)
Other items, net	12	—	7
Total adjustments	(142)	(71)	506
Net cash used in operating activities	(116)	(47)	(35)

Cash flows from investing activities:
Additions to properties	(31)	(21)	(17)
Purchase of preferred equity interest	(25)	—	—
Net proceeds from sales of businesses/assets, net	—	1	2
Net proceeds from return of equity investment	—	—	2
Net cash used in investing activities	(56)	(20)	(13)

Cash flows from financing activities:
Net proceeds from the Term Loan Credit Agreement	49	215	—
Proceeds from issuance of Convertible Notes	—	25	—
Net proceeds from Series C Preferred Stock	—	99	—
Net proceeds from the sale of common stock	—	10	—
Repurchase of Series A Preferred Stock	—	(100)	—
Debt issuance costs	—	(2)	—
Proceeds from stock option exercises	—	—	33
Preferred stock dividend payments	(4)	(7)	(22)
Treasury stock purchases	(1)	(1)	—
Finance lease payments	(1)	(1)	(1)
Net cash provided by financing activities	43	238	10
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(4)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	(137)	167	(34)
Cash, cash equivalents and restricted cash, beginning of period	423	256	290
Cash, cash equivalents and restricted cash, end of period (1)	$286	$423	$256

(1)	Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for the components of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest and income taxes was:
Interest (net of portion capitalized of $3 million in 2022 and $0 in both 2021 and 2020)	$23	$14	$8
Income taxes (net of refunds)	$6	$2	$8

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

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform to the current period classification in the disaggregated revenue information for the Digital Printing segment in Note 15, “Revenue”.

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

For certain other subsidiaries and branches outside the U.S., operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities of these foreign subsidiaries and branches, which are recorded in local currency, are remeasured at year-end exchange rates, while revenue, expense, and gain and loss accounts, which are recorded in local currency, are remeasured at average exchange rates. Non-monetary assets and liabilities are remeasured at historical exchange rates. Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in Other charges (income), net in the accompanying Consolidated Statement of Operations.

The effects of foreign currency transactions, including related hedging activities, are included in Other charges (income), net, in the accompanying Consolidated Statement of Operations.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Kodak capitalizes additions and improvements while maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to Other operating income, net in the Consolidated Statement of Operations.

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

INTERNAL USE SOFTWARE

Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, generally 3 to 10 years. For software developed for internal use, certain costs are capitalized, including external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of owned software and development costs is recorded in Property, plant and equipment, net while the carrying value of cloud-based software and development costs is recorded in Other current assets and Other long-term assets. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

GOODWILL

Goodwill is not amortized but is required to be assessed for impairment at least annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or elects to bypass the qualitative assessment for some or all of its reporting units, then a quantitative goodwill impairment test is performed. The amount of goodwill impairment, if any, is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Refer to Note 6, “Goodwill and Other Intangible Assets”.

WORKERS’ COMPENSATION

Kodak self-insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported. Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations. Refer to Note 7, “Other Current Liabilities” and Note 8, “Other Long-Term Liabilities” for the estimated liabilities. Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries. Estimated recoveries are not offset against the related accrual. The amount recorded for the estimated recoveries at December 31, 2022 and 2021 was $15 million and $20 million, respectively, of which $12 million and $18 million are reported in Other long-term assets in the Consolidated Statement of Financial Position, respectively.  The remaining $3 million and $2 million, respectively, is reported in Other current assets in the Consolidated Statement of Financial Position.

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

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the operating lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The ROU assets are adjusted for prepayments and lease incentives. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in expense in the period in which the obligation for those payments is incurred. Lease agreements may include options to extend or terminate the lease at Kodak’s discretion, which are included in the determination of the lease term when they are reasonably certain to be exercised.

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

Rental expense related to operating leases is recognized on a straight-line basis over the lease term. The lease agreements may include both lease and non-lease components. Kodak does not separate lease and non-lease components for real estate leases but does separate lease and non-lease components for equipment leases.

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

The Eastman Business Park segment’s core operations are commercial real estate management activities including real estate leasing and related facility management services. Kodak also leases underutilized portions of its other real estate properties to third parties under both operating lease and sublease agreements. Payments received under operating lease agreements as part of the Eastman Business Park segment are recognized on a straight-line basis over the term and are reported in Revenues in the Consolidated Statement of Operations. Payments received under lease and sublease agreements for other underutilized space are recognized on a straight-line basis and reported as cost reductions in Cost of revenues, Selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) costs and Other charges (income), net.

Renewal options and/or termination options are factored into the determination of lease payments if considered probable. Kodak does not separate lease and non-lease components of contracts for real estate leases but does separate lease and non-lease components for equipment leases.

REVENUE

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment, film-based products and specialty materials and chemicals), equipment, software, services (such as equipment and software maintenance, engineering, coating and contract manufacturing services), integrated solutions, intellectual property and brand licensing, and commercial real estate management activities. Revenue from services includes extended warranty, customer support and maintenance agreements, consulting, training and education.

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration Kodak expects to be entitled to in exchange for those goods or services.

For product sales (such as plates, film, inks, specialty materials and chemicals and other consumables) revenue is recognized when control has transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Equipment and software related service revenue is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service. Service revenue for time and materials-based agreements is recognized as services are performed.

Equipment is generally dependent on, and interrelated with, the underlying operating system (firmware) and cannot function without the operating system. In these cases, the hardware and software licenses are accounted for as a single performance obligation. Contracts with customers may include multiple performance obligations including equipment and optional software licenses and service agreements. Service agreements generally have a one-year initial term subject to annual renewals and may be prepaid or paid over-time. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Kodak applies the residual allocation method for sales of certain complex, highly customized equipment due to significant variability in pricing. Standalone selling prices are based on the observable prices of the products or services when sold separately or by using expected cost-plus margin when directly observable prices are not available. The Company reassesses its standalone selling prices at least annually.

For non-complex equipment installations and software sales revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the buyer, which is generally met when the equipment or software is delivered and installed at the customer site as delivery and installation generally occur within the same period. For complex equipment installations or integrated software solutions revenue is deferred until receipt of customer acceptance and control has transferred to the buyer.

Software licenses are sold both in bundled equipment arrangements as discussed above or on a stand-alone basis. Perpetual licenses are usually sold with post-contract support services (“PCS”) which are considered distinct performance obligations as the customer’s use of the existing software is not dependent upon future upgrades. Kodak recognizes software revenue at the time that the customer obtains control over the software which generally occurs upon installation while revenue allocated to the PCS is recognized over the service period. The Company also sells SaaS arrangements with revenue recognized over the contract term.

In service arrangements such as consulting where final acceptance by the customer is required, revenue is deferred until all acceptance criteria have been met and Kodak has a legal right to payment.

Kodak’s licensing revenue is comprised of software licenses as discussed above, licenses to use functional intellectual property (e.g. patents and technical know-how) and licenses to use symbolic intellectual property (e.g. brand names and trademarks). The timing and the amount of revenue recognized from the licensing of intellectual property depends upon a variety of factors, including the nature of the performance obligations (functional vs. symbolic licenses), specific terms of each agreement, and the payment terms. Aside from software licenses discussed above, Kodak’s functional licenses generally provide the right to use functional intellectual property; therefore, non-sales/usage-based revenue is recognized when the customer has the right to use the intellectual property while sales and usage-based royalties are recognized in the period the related sales and usage occurs. Revenue for symbolic licenses such as brand licenses are recognized over time.

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

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. At the time revenue is recognized, Kodak records reductions to revenue for customer incentive programs, rebates and promotional allowances.  For those incentives that require estimation, such as for volume rebates, Kodak uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized.

Incremental direct costs of obtaining a contract consist of sales commissions. Kodak expenses sales commissions when incurred if the amortization period would be one year or less. Capitalized sales commissions are amortized on a straight-line basis over the life of the contract. These costs are recorded in SG&A expenses in the Consolidated Statement of Operations. Kodak accrues the estimated cost of post-sale obligations, including basic product warranties, at the time of revenue recognition.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of December 31, 2022, there was approximately $55 million of unrecognized revenue from unsatisfied performance obligations. Approximately 35% of the revenue from unsatisfied performance obligations is expected to be recognized in 2023, 20% in 2024, 15% in 2025 and 30% thereafter.

RESEARCH AND DEVELOPMENT COSTS

R&D costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and are included in SG&A expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $3 million in the year ended 2022 and $2 million for each of the years ended 2021 and 2020.

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

The carrying values of indefinite-lived intangible assets are evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Refer to Note 6, “Goodwill and Other Intangible Assets.”

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2022 and 2021, refer to Note 18, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted in 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03 and 2022-02) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU is effective for Kodak for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 ( January 1, 2023 for Kodak). Kodak adopted the new standard on January 1, 2023 and it did not have a material impact on Kodak’s consolidated financial statements.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2022	2021
Cash and cash equivalents	$217	$362
Restricted cash reported in Other current assets	7	7
Restricted cash	62	54
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$286	$423

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

Restricted cash includes $44 million and $45 million as of December 31, 2022 and 2021, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”) (Refer to Note 9, “Debt and Finance Leases” for information on the Restricted cash supporting the L/C Cash Collateral). In addition, Restricted cash as of December 31, 2022 and 2021 includes an escrow of $5 million and $4 million, respectively, in China to secure various ongoing obligations under the agreements for the strategic relationship with Lucky HuaGuang Graphics Co. Ltd. Long-term restricted cash also includes $6 million and $3 million of security posted related to Brazilian legal contingencies as of December 31, 2022 and 2021, respectively and $5 million of cash collateral posted for a letter of credit for aluminum purchases as of December 31, 2022 in the United Kingdom.

NOTE 3: INVENTORIES, NET

	As of December 31,
(in millions)	2022	2021
Finished goods	$98	$94
Work in process	64	65
Raw materials	75	60
Total	$237	$219

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2022	2021
Land	$51	$49
Buildings and building improvements	134	130
Machinery and equipment	390	387
Construction in progress	29	15
	604	581
Accumulated depreciation	(450)	(441)
Property, plant and equipment, net	$154	$140

Depreciation expense was $24 million, $26 million and $32 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 5: OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2022	2021
Preferred equity investment	$25	$—
Estimated workers' compensation recoveries	12	18
Long-term receivables	9	11
Other	30	26
Total	$76	$55

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the total assets component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.

			Advanced
	Traditional	Digital	Materials and		Consolidated
(in millions)	Printing	Printing	Chemicals	Brand	Total
As of December 31, 2020
Goodwill	$56	$6	$14	$—	$76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Goodwill reallocation	—	—	(6)	6	—
Balance as of December 31, 2020	—	6	—	6	12
Impairment	—	—	—	—	—
As of December 31, 2021	—	6	—	6	12
Impairment	—	—	—	—	—
As of December 31, 2022	$—	$6	$—	$6	$12

Goodwill	$56	$6	$8	$6	$76
Accumulated impairment losses	(56)	—	(8)	—	(64)
Balance as of December 31, 2022	$—	$6	$—	$6	$12

The Digital Printing segment has three goodwill reporting units: Electrophotographic Printing Solutions; Prosper and Versamark; and Software. The Advanced Materials and Chemicals segment has two goodwill reporting units: Motion Picture and Industrial Films and Chemicals; and Advanced Materials and Functional Printing. The Traditional Printing segment and Brand segment each have one goodwill reporting unit. As of December 31, 2022, goodwill is only recorded in the Brand and Software reporting units.

Kodak performed interim tests of impairment for goodwill as of June 30, 2020 due to the uncertainty regarding the negative impact of the COVID-19 pandemic on its operations, and as of March 31, 2020, due to the decline in market capitalization as of that date since the last goodwill impairment test ( December 31, 2019) and the uncertainty regarding the negative impact of the COVID-19 pandemic at that time.

Based on the results of the June 30, 2020 and March 31, 2020 analyses, no impairment of goodwill was indicated. No interim impairment tests for goodwill were required to be performed for any other interim periods in the years ended December 31, 2022, 2021 or 2020.

Based upon the results of Kodak’s December 31, 2022 and 2021 annual impairment tests, no impairment of goodwill is indicated. As of December 31, 2022 and 2021 the Brand reporting unit had negative carrying value.

`

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2022 and 2021 were as follows:

	As of December 31, 2022
				Weighted Average
	Gross Carrying	Accumulated		Remaining
(in millions)	Amount	Amortization	Net	Amortization Period (in years)
Technology-based	$99	$88	$11	3 years
Kodak trade name	17	—	17	Indefinite life
Customer-related	9	9	—	1 year
Total	$125	$97	$28

	As of December 31, 2021
				Weighted Average
	Gross Carrying	Accumulated		Remaining
(in millions)	Amount	Amortization	Net	Amortization Period (in years)
Technology-based	$99	$84	$15	4 years
Kodak trade name	18	—	18	Indefinite life
Customer-related	9	8	1	2 years
Total	$126	$92	$34

In the first quarter of 2020, due to the uncertainty regarding the negative impact of the COVID-19 pandemic at that time, Kodak performed an interim test of impairment for the Kodak trade name.  Based on the result of the interim impairment test, Kodak concluded the carrying value of the Kodak trade name exceeded its fair value.  Pre-tax impairment charges of $3 million are included in Other operating income, net for the year ended December 31, 2020 in the Consolidated Statement of Operations. Kodak also performed an interim test of impairment for the Kodak trade name as of June 30, 2020 due to the uncertainty regarding the negative impact of the COVID-19 pandemic.   Based on the result of the interim impairment test as of June 30, 2020, Kodak concluded the fair value of the Kodak trade name exceeded its carrying value resulting in no additional impairment.  No interim impairment tests for the Kodak tradename were required to be performed for any other interim periods in the years ended December 31, 2022, 2021 or 2020.

The annual and interim impairment tests of the Kodak trade name use the income approach, specifically the relief from royalty method.

Based on the results of Kodak’s December 31, 2022 annual impairment test, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $1 million driven by lower forecasted revenues primarily associated with the decision to cease manufacturing of the Electrophotographic Printing Solutions equipment products.  The $1 million impairment charge is included in Other operating income, net for the year ended December 31, 2022 in the Consolidated Statement of Operations.  No impairment of the Kodak trade name was indicated as of December 31, 2021.

Amortization expense related to intangible assets was $5 million for each of the years ended December 31, 2022, 2021 and 2020.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2022 was as follows:

(in millions)
2023	$4
2024	4
2025	3
Total	$11

NOTE 7: OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2022	2021
Deferred revenue and customer deposits	$40	$43
Employment-related liabilities	35	34
Customer rebates	18	21
Workers' compensation	9	7
Restructuring liabilities	7	5
Accrued interest	6	5
Preferred Stock dividends payable	1	1
Other	27	26
Total	$143	$142

The customer rebate amounts will potentially be settled through customer deductions applied to outstanding trade receivables in lieu of cash payments.

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position and therefore have been aggregated in accordance with Regulation S-X.

NOTE 8: OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2022	2021
Workers' compensation	$59	$83
Asset retirement obligations	43	42
Deferred taxes	27	29
Deferred brand licensing revenue	11	14
Environmental liabilities	8	9
Embedded conversion option derivative liabilities	4	7
Other	19	21
Total	$171	$205

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position and therefore have been aggregated in accordance with Regulation S-X.

NOTE 9: DEBT AND FINANCE LEASES

Debt and finance leases and related maturities and interest rates were as follows at December 31, 2022 and 2021:

			Weighted-Average	As of December 31,
			Effective	2022	2021
(in millions)	Type	Maturity	Interest Rate	Carrying Value	Carrying Value

Current portion:
	RED-Rochester, LLC		11.45%	$1	$1
				1	1

Non-current portion:
	Term notes	2026	13.74%	286	224
	Convertible debt	2026	17.24%	18	15
	RED-Rochester, LLC	2033	11.45%	11	12
	Finance leases	Various	Various	1	1
	Other debt	Various	Various	—	1
				316	253
				$317	$254

Annual maturities of debt and finance leases outstanding at December 31, 2022 were as follows:

	Carrying	Maturity
(in millions)	Value	Value
2023	$1	$1
2024	2	2
2025	1	1
2026	304	366
2027	1	1
2028 and thereafter	8	8
Total	$317	$379

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

The Term Loans are guaranteed by the Company and certain of its domestic subsidiaries (the “Subsidiary Guarantors”), and are secured by (i) a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting ABL Priority Collateral or L/C Cash Collateral (see below for definitions of ABL Priority Collateral and L/C Cash Collateral), including 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries (the “Term Loan Priority Collateral”) and (ii) a third priority lien on the ABL Priority Collateral and L/C Cash Collateral. The aggregate carrying value of the Term Loan Priority Collateral, ABL Priority Collateral and L/C Cash Collateral as of December 31, 2022 was $2,457 million.

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

On an annual basis, the Company will prepay, within 10 business days following the filing of annual Form 10-K, outstanding Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $85 million. For the year ended December 31, 2022 ECF was a negative amount, therefore no prepayment is required in 2023.

Board Rights Agreement

On February 26, 2021, in connection with the execution of the Term Loan Credit Agreement, the Company entered into a letter agreement with KLIM (the “Board Rights Agreement”). Pursuant to the Board Rights Agreement, the Company’s Board of Directors (“Board”) appointed an individual designated by KLIM as a member of the Board effective April 1, 2021. The individual appointed was elected to serve one-year terms at the annual meetings on May 19, 2021 and May 18, 2022. KLIM has the right to nominate one director at each annual or special meeting of the Company’s shareholders until the third anniversary of the execution of the Board Rights Agreement or until KLIM ceases to hold at least 50% of the original principal amount of the Term Loans and commitments under the Term Loan Credit Agreement, whichever is earlier.

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

Securities Purchase Agreement

On February 26, 2021, the Company and the Term Loan Lenders (the “Buyers”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold to the Buyers (i) an aggregate of 1,000,000 shares (the “Purchased Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”) for a purchase price of $10.00 in cash per share for an aggregate purchase price of $10 million and (ii) $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 (the “2021 Convertible Notes”) in a private placement transaction. The issuance and sale of the Purchased Shares and 2021 Convertible Notes were consummated on February 26, 2021.

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

Conversion Features

The Buyers have the right to elect at any time to convert the 2021 Convertible Notes into shares of Common Stock at an initial conversion rate equal to 100 shares of Common Stock per each $1,000 principal amount of the 2021 Convertible Notes (based on an initial conversion price equal to $10.00 per share of Common Stock). The conversion rate and conversion price is subject to certain customary anti-dilution adjustments. If the closing price of the Common Stock equals or exceeds $14.50 (subject to adjustment in the same manner as the conversion price) for 45 trading days within any period of 60 consecutive trading days, the Company has the right to cause the mandatory conversion of the 2021 Convertible Notes into shares of Common Stock.

In the event of certain fundamental transactions, the Buyers have the right, within a period of 30 days following the occurrence of such transaction (“Holder Fundamental Transaction Election Period”), to elect to either require prepayment of the 2021 Convertible Notes at par plus accrued and unpaid interest or convert all or a portion of the 2021 Convertible Notes into shares of Common Stock at the conversion rate then in effect plus any additional shares based on the price per share of Common Stock in connection with the fundamental transaction, or to receive the shares of a successor entity, if any.

Embedded Derivatives

The 2021 Convertible Notes were considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the 2021 Convertible Notes. Accordingly, these embedded features were bifurcated from the 2021 Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability. Kodak allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the 2021 Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative as of December 31, 2022 and 2021 was a liability of $2 million and $4 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 14, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the 2021 Convertible Notes at  December 31, 2022 and 2021 was $18 million and $15 million, respectively. The estimated fair value of the 2021 Convertible Notes as of   December 31, 2022 and 2021 was $16 million and $18 million, respectively (Level 3). The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

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

On February 26, 2021, the Company and the Subsidiary Guarantors entered into a fourth amendment to the ABL Credit Agreement (as amended in 2021, the “Amended ABL Credit Agreement”), among the Company, the Subsidiary Guarantors, the lenders party thereto, Bank of America, N.A., as agent (the “Agent”), and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as arrangers, with the Agent and the Required Lenders. Each of the capitalized but undefined terms used in the context of describing the Amended ABL Credit Agreement has the meaning ascribed to such term in the Amended ABL Credit Agreement.

The Amended ABL Credit Agreement amends the ABL Credit Agreement to, among other things, (i) extend the maturity date to February 26, 2024 or the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) decrease the aggregate amount of commitments from $110 million to $90 million, which decreased the minimum Excess Availability to $11.25 million from the previous amount of $13.75 million. Commitments under the Amended ABL Credit Agreement continue to be able to be used in the form of revolving loans or letters of credit. The Company issued approximately $58 million and $46 million letters of credit under the Amended ABL Credit Agreement as of December 31, 2022 and 2021, respectively.

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

Under the Amended ABL Credit Agreement the Company is required to maintain Minimum Liquidity of at least $80 million, which is tested at the end of each quarter. Minimum Liquidity was $150 million and $250 million at  December 31, 2022 and 2021, respectively. If Minimum Liquidity falls below $80 million an Event of Default would occur, in which case the Agent would have the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

Under both the Amended ABL Credit Agreement and the ABL Credit Agreement the Company is required to maintain Excess Availability above 12.5% of lender commitments ($11.25 million at both  December 31, 2022 and 2021), which is tested at the end of each month. Excess Availability was $21 million and $27 million as of December 31, 2022 and 2021, respectively.

If Excess Availability falls below 12.5% of lender commitments a Fixed Charge Coverage Ratio Trigger Event would occur. During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0. If Excess Availability falls below 12.5% of lender commitments, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control. Since Excess Availability was greater than 12.5% of lender commitments at December 31, 2022 and 2021, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

If Excess Availability falls below 12.5% of lender commitments and the Fixed Charge Coverage Ratio is less than 1.0 to 1.0, an Event of Default would occur and the Agent would have the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Amended ABL Credit Agreement to be due and payable.

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

In March 2018, the Company designated five subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak LB Tech, LLC, Kodak Realty, Inc, Kodakit Singapore Pte. Limited and KP Services (Jersey) Ltd. This action allowed the Company to better position assets which may be monetized in the future and address costs related to underutilized properties. In 2020 Kodak discontinued the operation of Kodakit Singapore Pte. Limited and sold the assets and liabilities of Kodak LB Tech, LLC in an intercompany transaction.

Under the Amended ABL Credit Agreement the Company designated three subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak Realty, Inc, and KP Services (Jersey) Ltd. Collectively, the Unrestricted Subsidiaries had sales of approximately $6 million, $7 million and $6 million for the years ended  December 31, 2022, 2021 and 2020, respectively, which represented 1% of Kodak’s consolidated sales for each period. These subsidiaries had assets of $12 million and $13 million as of December 31, 2022 and 2021, respectively, which represented 1% of Kodak’s consolidated assets as of such dates.

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

On March 14, 2023, the Company entered into an amendment  to the Amended ABL Credit Agreement (the “2023 Amended ABL Credit Agreement”) and Letter of Credit Facility Agreement (the “2023 Amended L/C Facility Agreement) to, among other things: (i) extend the maturity date from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended L/C Facility Agreement or the 2023 Amended ABL Credit Agreement, as applicable, or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing; (ii) maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million, and (iii) on February 26, 2024, decrease the aggregate amount of commitments from $90 million to $81 million.

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

The term of the L/C Facility Agreement is three years, subject to the same automatic springing maturity as the Amended ABL Credit Agreement. The Company issued approximately $43 million and $44 million letters of credit under the L/C Facility Agreement as of  December 31, 2022 and 2021, respectively. The balance on deposit in the L/C Cash Collateral account as of  December 31, 2022 and 2021 is approximately $44 million and $45 million, respectively, of which $14 million was deposited into the L/C Cash Collateral account from proceeds of the financing transactions described herein and the remainder of which was cash collateral previously used to secure letters of credit under the ABL Credit Agreement. The L/C Facility Agreement has the same requirement to maintain Minimum Liquidity of $80 million as is contained in the Amended ABL Credit Agreement.

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

RED-Rochester, LLC

In January 2019 Kodak entered into a series of agreements with RED-Rochester, LLC (“RED”), which provides utilities to Eastman Business Park. Kodak received a payment of $14 million from RED. Kodak is required to pay a minimum annual payment to RED of approximately $2 million regardless of utility usage. Kodak is accounting for the $14 million payment from RED as debt. The minimum payments required under the agreement from Kodak to RED are reported as a reduction of the debt and interest expense using the effective interest method. The debt payments to RED continue until August 2033.

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

On July 29, 2020, the Company received conversion notices from holders of the 2019 Convertible Notes exercising their rights to convert an aggregate of $95 million of principal amount of the 2019 Convertible Notes (the “Initial Converted Notes”) into shares of Common Stock. Under the terms of the 2019 Convertible Notes, the conversion date of the Initial Converted Notes was July 29, 2020 (the “Initial Conversion Date”) and the Company was obligated to deliver an aggregate of 29,922,956 shares of Common Stock (the “Initial Conversion Shares”) to the holders of the Initial Converted Notes within five trading days after the Initial Conversion Date. The Company issued the Initial Conversion Shares on August 3, 2020 and paid the $5.6 million of accumulated interest on the Initial Converted Notes in cash. As a result, the Company’s obligations under the Initial Converted Notes were fully discharged and the remaining outstanding principal amount of the 2019 Convertible Notes was $5 million.

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

Loss on Early Extinguishment

The calculation of the loss on early extinguishment of debt for the 2019 Convertible Notes when converted in 2020 is shown below:

(in millions)
Fair value of Initial Conversion Shares	$506
Fair value of Mandatory Conversion Shares	13
Carrying value of 2019 Convertible Notes	(92)
Fair value of pro-rata share of embedded derivatives at Initial Conversion Date	(416)
Fair value of pro-rata share of embedded derivatives at Mandatory Conversion Date	(9)
Total	$2

NOTE 10: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	December 31,	December 31,
(in millions)	2022	2021
Series B preferred stock	$95	$94
Series C preferred stock	108	102
Total	$203	$196

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

Repurchase and Exchange Agreement

On February 26, 2021 the Company entered into a Series A Preferred Stock Repurchase and Exchange Agreement (the “Repurchase and Exchange Agreement”) with Southeastern and the Purchasers. The Company repurchased one million shares of the Series A Preferred Stock under the terms of the Repurchase and Exchange Agreement for $100,641,667, representing the liquidation value of the Series A Preferred Stock plus accrued and unpaid dividends. In addition, the Company and the Purchasers agreed to exchange the remaining one million shares of Series A Preferred Stock held by the Purchasers for shares of the Company’s newly created 4.0% Series B Convertible Preferred Stock, no par value (the “Series B Preferred Stock”) on a one-for-one basis plus accrued and unpaid dividends of $641,667. The exchange of shares of Series A Preferred Stock for shares of Series B Preferred Stock was a noncash financing activity.

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

Kodak allocated $43 million of the net proceeds from the issuance of the Series A Stock to a derivative liability based on the aggregate fair value of the embedded conversion features on the date of issuance, which reduced the net carrying value of the Series A Preferred Stock. The carrying value of the Series A Preferred Stock at the time of issuance, $155 million ($200 million aggregate gross proceeds less $43 million allocated to the derivative liability and $2 million in transaction costs), was being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, November 15, 2021.

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

Conversion Features

Each share of Series B Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion rate of 9.5238 shares of Common Stock for each share of Series B Preferred Stock (equivalent to an initial conversion price of $10.50 per share of Common Stock). The initial conversion rate and the corresponding conversion price are subject to certain customary anti-dilution adjustments. If a holder elects to convert any shares of Series B Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series B Certificate of Designations), such holder can elect to have the conversion rate adjusted and can elect to receive a cash payment in lieu of shares for a portion of the shares. Such holder will also be entitled to a payment in respect of accumulated dividends. In addition, the Company will have the right to require holders to convert any shares of Series B Preferred Stock in connection with certain reorganization events in which case the conversion rate will be adjusted, subject to certain limitations.

The Company has the right to cause the mandatory conversion of the Series B Preferred Stock into shares of Common Stock if the closing price of the Common Stock has equaled or exceeded $14.50 (subject to adjustment in the same manner as the conversion price) for 45 trading days within a period of 60 consecutive trading days.

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

The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both  December 31, 2022 and 2021 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 14, “Financial Instruments” for information on the valuation of the derivative.

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

Series B Registration Rights Agreement

On November 15, 2016, the Company and the Series A Purchasers entered into a Registration Rights Agreement (the “Series A Registration Rights Agreement”) which provided the Series A Purchasers with customary registration rights in respect of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock. The Series A Registration Rights Agreement contains other customary terms and conditions, including certain customary indemnification obligations.  The Repurchase and Exchange Agreement extended the registration rights provided under the Series A Registration Rights Agreement to shares of Common Stock issuable upon conversion of the Series B Preferred Stock.

Series C Preferred Stock

Purchase Agreement

On February 26, 2021, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate of 1,000,000 shares of the Company’s newly created 5.0% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”), for a purchase price of $100 per share, representing $100 million of gross proceeds to the Company. The initial issuance and sale of 750,000 shares ($75 million gross proceeds) closed on February 26, 2021. The final issuance and sale of the remaining 250,000 shares ($25 million gross proceeds) closed on March 30, 2021 after expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Investor is a fund managed by Grand Oaks Capital. The Company used the proceeds from the sale of the Series C Preferred Stock for general corporate purposes including the funding of growth initiatives. The Company has classified the Series C Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

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

Pursuant to the Purchase Agreement, the Investor has the right to nominate one director at each annual or special meeting of the Company’s shareholders until the earlier of the third anniversary of the execution of the Purchase Agreement and such time as the Investor and its Affiliates (as defined in the Purchase Agreement) do not hold at least a majority of the Series C Preferred Stock purchased under the Purchase Agreement. The Investor’s nominee pursuant to this right was elected to serve one-year terms at the annual meetings on May 19, 2021 and May 18, 2022.

Conversion Features

Each share of Series C Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion price of $10 per share of Common Stock. The initial conversion price and the corresponding conversion rate are subject to certain customary anti-dilution adjustments and to proportional increase in the event the liquidation preference of the Series C Preferred Stock is automatically increased as described above. If a holder elects to convert any shares of Series C Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series C Certificate of Designations), such holder can elect to have the conversion rate adjusted and can elect to receive a cash payment in lieu of shares for a portion of the shares of Common Stock. Such holder will also be entitled to a payment in respect of accumulated dividends and a payment based on the present value of all required remaining dividend payments through May 28, 2026, the mandatory redemption date. Such additional payments will be payable at the Company’s option in cash or in additional shares of Common Stock. In addition, the Company will have the right to require holders to convert any shares of Series C Preferred Stock in connection with certain reorganization events in which case the conversion rate will be adjusted, subject to certain limitations.

The Company has the right to cause the mandatory conversion of the Series C Preferred Stock into shares of Common Stock (i) at any time after February 26, 2023 if the closing price of the Common Stock has equaled or exceeded 200% of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days, or (ii) at any time after February 26, 2024 if the closing price of the Common Stock has equaled or exceeded 150% of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days.

Embedded Conversion Features

The Company concluded that the Series C Preferred Stock is more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder is not considered clearly and closely related to the Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from the Series C Preferred Stock and separately accounted for as a derivative. The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of  December 31, 2022 and 2021 was a liability of $1 million and $2 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 14, “Financial Instruments” for information on the valuation of the derivative.

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

NOTE 11: LEASES

Kodak as lessee

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	December 31,
(in millions)	Consolidated Statement of Financial Position	2022	2021
Assets
Operating lease assets	Operating lease right-of-use assets	$39	$47
Finance lease assets	Property, plant and equipment, net	1	1
Total lease assets		$40	$48

Liabilities
Current
Operating	Current portion of operating leases	$15	$13
Noncurrent
Operating	Operating leases, net of current portion	31	45
Finance	Long-term debt, net of current portion	1	1
Total lease liabilities		$47	$59

Weighted-average remaining lease term (in years)
Operating			5
Finance			3
Weighted-average discount rate
Operating			12.17%
Finance			5.18%

Lease Costs

The table below presents certain information related to the lease expense for finance and operating leases. Lease expense is presented gross of sublease income. See “Kodak as Lessor” section below for income from subleases.

	Year Ended December 31,
(in millions)	2022	2021	2020
Finance lease expense
Amortization of leased assets	$1	$1	$1
Interest on lease liabilities	—	—	—
Operating lease expense	17	19	21
Variable lease expense (1)	7	9	9
Total lease expense	$25	$29	$31

(1)	Variable lease expense is related to real estate leases and primarily includes taxes, insurance and operating costs.

Other Information

The table below presents supplemental cash flow information related to leases.

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$19	$21	$22
Operating cash flow for finance leases	—	—	—
Financing cash flow for finance leases	1	1	1
	$20	$22	$23

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

Undiscounted future cash flows:
(in millions)	Operating Leases	Finance Leases
2023	$20	$—
2024	12	1
2025	7	—
2026	6	—
2027	5	—
Thereafter	18	—
Total minimum lease payments	68	1
Less: amount of lease payments representing interest	(22)	—
Present value of future minimum lease payments	46	1
Less: current obligations under leases	15	—
Long-term lease obligations	$31	$1

At December 31, 2022 leases that had not yet commenced were not significant.

Kodak as Lessor

Kodak’s net investment in sales-type leases as of December 31, 2022 and 2021 was $4 million and $6 million, respectively. The current portion of the net investment in sales-type leases is included in Other current assets in the Consolidated Statement of Financial Position. The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded in the Consolidated Statement of Financial Position:

(in millions)
2023	$2
2024	1
2025	1
2026 and thereafter	1
Total minimum lease payments	5
Less: unearned interest	(1)
Net investment in sales-type leases	$4

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
2022	$8
2023	6
2024	2
2025	2
2026	1
Thereafter	5
Total minimum lease payments	$24

Income recognized on lease arrangements for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Year Ended December 31,
(in millions)	2022	2021	2020
Lease income - sales-type leases	$1	$3	$1
Lease income - operating leases	8	8	8
Sublease income	—	—	2
Variable lease income (1)	5	5	5
Total lease income	$14	$16	$16

(1)	Variable lease income primarily represents operating costs under real estate leases and incremental variable income based on usage under equipment leases.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2022	2021
Equipment subject to operating leases	$19	$21
Accumulated depreciation	(16)	(18)
Equipment subject to operating leases, net	$3	$3

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

The following table provides asset retirement obligation activity (in millions):

	For the Year Ended December 31,
	2022	2021
Asset Retirement Obligations at start of period	$42	$41
Liabilities incurred in the current period	1	—
Liabilities settled in the current period	(2)	—
Revision in estimated cash flows	2	1
Asset Retirement Obligations at end of period	$43	$42

Other Commitments and Contingencies

As of December 31, 2022 the Company had outstanding letters of credit of $58 million and $43 million issued under the Amended ABL Credit Agreement and the L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $29 million, and restricted cash of $69 million, primarily related to cash collateral for the outstanding letters of credit under the L/C Facility Agreement, to ensure the payment of possible casualty and workers compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities. The restricted cash is recorded in Current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position. Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2022, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $114 million inclusive of interest and penalties where appropriate.  The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2022, Kodak has posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $41 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”). The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the U.S. International Development Finance Corporation (the “DFC”) announcement (the “DFC Announcement”) of the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”) on July 28, 2020. The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021. Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021 which added Kodak’s General Counsel and current and former members of its Board of Directors as additional defendants. The Company and individual defendants filed a joint motion to dismiss the Consolidated Securities Class Action on December 14, 2021. The lead plaintiff filed an opposition to the motion to dismiss on February 28, 2022, and the Company and the individual defendants filed responses to the plaintiff’s opposition on April 6, 2022. A hearing with respect to the motion to dismiss was held on August 3, 2022, and the lawsuit was dismissed with prejudice on September 28, 2022.  The plaintiffs filed a notice of appeal of the dismissal on October 27, 2022 but withdrew the appeal on January 25, 2023 as a result of which the lawsuit is concluded.

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

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case has been completed, and the Company and individual defendants formally filed their motions to dismiss on September 30, 2022.  The plaintiffs filed an opposition to the motions to dismiss/for summary judgment on November 14, 2022, and the Company and the individual defendants filed responses to the plaintiffs’ opposition on December 27, 2022 and December 23, 2022, respectively.

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

As previously reported, the Attorney General of the State of New York (the “NYAG”) has threatened to file a lawsuit against the Company and its Chief Executive Officer alleging violations of New York State’s Martin Act (the “Threatened Claim”). In connection with the Threatened Claim, on June 15, 2021 the Supreme Court of the State of New York in New York County issued an order providing for additional document production by the Company to the NYAG and the taking by the NYAG of investigative testimony of the Company’s Chief Executive Officer and General Counsel. The Company has completed its document production and its officers provided the testimony as contemplated by such order on October 8, 2021 and October 1, 2021, respectively. The Company had discussions with the NYAG regarding a potential resolution of the Threatened Claim in the spring of 2022, but those discussions did not result in a resolution. If the Threatened Claim is ultimately brought by the NYAG, the Company intends to vigorously defend itself against the Threatened Claim.

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

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Further, the fair value of any right to indemnification granted during the year ended December 31, 2022 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2020	$19
New extended warranty and maintenance arrangements	90
Recognition of extended warranty and maintenance arrangement revenue	(90)
Deferred revenue on extended warranties as of December 31, 2021	19
New extended warranty and maintenance arrangements	89
Recognition of extended warranty and maintenance arrangement revenue	(89)
Deferred revenue on extended warranties as of December 31, 2022	$19

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2022, 2021 and 2020 amounted to $78 million, $82 million and $88 million, respectively.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other charges (income), net in the Consolidated Statement of Operations). The notional amount of such contracts open at December 31, 2022 and 2021 was approximately $308 million and $322 million, respectively. The majority of the contracts of this type held by Kodak at December 31, 2022 and 2021 were denominated in euros, Chinese renminbi and Japanese yen. The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net loss (gain) from derivatives not designated as hedging instruments	$16	$(1)	$(11)

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2022 and 2021. Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2022 was not significant to Kodak.

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

As discussed in Note 9, “Debt and Finance Leases”, the Company concluded that the 2021 Convertible Notes are more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the 2021 Convertible Notes. The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change Conversion”). Accordingly, these embedded conversion features were bifurcated from the 2021 Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability. The derivative was in a liability position at  December 31, 2022 and 2021 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivative is being accounted for at fair value with changes in fair value included in Other charges (income), net in the Consolidated Statement of Operations.

As discussed in Note 10, “Redeemable, Convertible, Preferred Stock”, the Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a fundamental change (“Fundamental Change Conversion”) is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and are separately accounted for as a derivative asset or liability. Both derivatives were in a liability position at  December 31, 2022 and 2021 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivatives are being accounted for at fair value with changes in fair value included in Other charges (income), net in the Consolidated Statement of Operations.

The Company concluded that the Series A Preferred Stock was more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features, except where the conversion price was increased to the liquidation preference, were not considered clearly and closely related to the Series A Preferred Stock.

The embedded conversion features not considered clearly and closely related were the conversion at the option of the holder, the ability of Kodak to automatically convert the stock after the second anniversary of issuance and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features were bifurcated from the Series A Preferred Stock and separately accounted for on a combined basis as a single derivative asset or liability. The embedded conversion features were revalued as of February 26, 2021 when the Company repurchased one million shares of Series A Preferred Stock and exchanged the remaining one million shares of Series A Preferred Stock for Series B Preferred Stock. The revaluation as of February 26, 2021 resulted in the recognition of $2 million of net expense which was included in Other charges (income), net in the Consolidated Statement of Operations. With the repurchase and exchange of the shares of the Series A Preferred Stock the embedded conversion features derivative liability expired.

As discussed in Note 9, “Debt and Finance Leases”, the Company concluded that the 2019 Convertible Notes were more akin to a debt-type instrument and that the economic characteristics and risks of the embedded conversion features and term extension option were not considered clearly and closely related to the 2019 Convertible Notes. The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”) and the conversion in the event of a fundamental change or reorganization (“Fundamental Change or Reorganization Conversion”). Accordingly, these embedded conversion features and the term extension option were bifurcated from the 2019 Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability. The embedded conversion features and term extension option were revalued as of August 3, 2020, when the Initial Conversion Shares were issued, resulting in the recognition of $407 million of expense for a pro-rata portion of the embedded conversion features and term extension option. The remaining embedded conversion features and term extension option were revalued again as of the Mandatory Conversion date, resulting in the recognition of $9 million of net expense. With the conversion of the 2019 Convertible Notes in the third quarter of 2020, the embedded conversion features and term extension option expired. The derivative was being accounted for at fair value with changes in fair value reported in Other charges (income), net in the Consolidated Statement of Operations.

The net effect of the Preferred Stock and Convertible Notes embedded derivatives in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net (gain) loss from Preferred Stock and Convertible Notes embedded derivatives	$(3)	$(7)	$382

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities. The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2022 and 2021 was $1 million and $0 million, respectively. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2022 and 2021 was $1 million and $0 million, respectively.

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements). The value of the embedded derivatives associated with the 2021 Convertible Notes and Series A, Series B and Series C Preferred Stock was calculated using a binomial lattice model.

Except for the fair value determined at the time of conversion, the fair value of the embedded conversion features and term extension option for the 2019 Convertible Notes derivatives was calculated using unobservable inputs (Level 3 fair measurements). The value of the conversion features associated with the 2019 Convertible Notes was calculated using a binomial lattice model. The value of the term extension option reflected the probability weighted average value of the 2019 Convertible Notes using the original maturity date and a hypothetical extended maturity date, with all other contractual terms unchanged. The fair value of the embedded conversion features and term extension option for the 2019 Convertible Notes were revalued as of the conversion dates, August 3, 2020 and September 30, 2020. The fair value of the embedded derivative at each conversion date was calculated based on the fair value of the shares issued less the fair value of debt. The fair value of shares issued is based on the weighted average stock price at the time of day the shares were transferred for August 3, 2020, and the closing stock price as of September 30, 2020. The fair value of debt is based on pricing models based on the value of related cash flows discounted at current market interest rates.

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

2021 Convertible Notes:

	Valuation Date
	December 31,	December 31,
	2022	2021
Total value of embedded derivative liability (in millions)	$2	$4
Kodak's closing stock price	$3.05	$4.68
Expected stock price volatility	50.00%	36.00%
Risk free rate	4.17%	1.17%
Implied credit spread on the 2021 Convertible Notes	26.19%	18.89%

Series B Preferred Stock:

	Valuation Date
	December 31,	December 31,
	2022	2021
Total value of embedded derivative liability (in millions)	$1	$1
Kodak's closing stock price	$3.05	$4.68
Expected stock price volatility	50.00%	36.00%
Risk free rate	4.17%	1.17%
Implied credit spread on the Series B Preferred Stock	27.19%	19.39%

Series C Preferred Stock:

	Valuation Date
	December 31,	December 31,
	2022	2021
Total value of embedded derivative liability (in millions)	$1	$2
Kodak's closing stock price	$3.05	$4.68
Expected stock price volatility	50.00%	36.00%
Risk free rate	4.17%	1.17%
Implied credit spread on the Series C Preferred Stock	29.19%	21.39%

2019 Convertible Notes:

	Valuation Date

	September 30, 2020	August 3, 2020
Total value of embedded derivative liability immediately prior to extinguishment (in millions)	$9	$429
Total value of embedded derivative liability that expired (in millions)	$9	$416
Value of remaining embedded derivative liability (in millions)	$—	$13
Kodak's closing stock price (1)	8.82	16.91
Risk free rate	0.12%	0.12%
Yield on the Series A Preferred Stock	8.93%	9.47%

(1)	The closing stock price was used for the September 30, 2020 valuation. The weighted average stock price based on the time of day the shares were transferred was used for the August 3, 2020 valuation.

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

The calculation of the Fundamental Change or Reorganization Conversion values for the 2019 Convertible Notes and Series A Preferred Stock was the same as the calculation described above for the Fundamental Change Conversion values for the 2021 Convertible Notes and Series B and C Preferred Stock.

The fair values of long-term borrowings were $271 million and $269 million at December 31, 2022 and 2021, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2022.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term borrowings approximate their fair values.

NOTE 15: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography.

Major product:

	Year Ended
	December 31, 2022

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
Plates, inks and other consumables	$589	$63	$26	$—	$—	$678
Ongoing service arrangements (1)	75	130	14	—	—	219
Total Annuities	664	193	40	—	—	897
Equipment & Software	47	34	—	—	—	81
Film and chemicals	—	—	192	—	—	192
Other (2)	—	—	2	17	16	35
Total	$711	$227	$234	$17	$16	$1,205

	Year Ended
	December 31, 2021

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
Plates, inks and other consumables	$530	$69	$24	$—	$—	$623
Ongoing service arrangements (1)	79	134	6	—	—	219
Total Annuities	609	203	30	—	—	842
Equipment & Software	50	46	—	—	—	96
Film and chemicals	—	—	180	—	—	180
Other (2)	—	—	2	15	15	32
Total	$659	$249	$212	$15	$15	$1,150

	Year Ended
	December 31, 2020

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
Plates, inks and other consumables	$463	$64	$21	$—	$—	$548
Ongoing service arrangements (1)	80	131	3	—	—	214
Total Annuities	543	195	24	—	—	762
Equipment & Software	49	46	—	—	—	95
Film and chemicals	—	—	137	—	—	137
Other (2)	—	—	11	13	11	35
Total	$592	$241	$172	$13	$11	$1,029

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

Product Portfolio Summary:

	Year Ended
	December 31, 2022

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
Growth engines (1)	$266	$129	$2	$—	$—	$397
Strategic other businesses (2)	445	55	232	17	16	765
Planned declining businesses (3)	—	43	—	—	—	43
	$711	$227	$234	$17	$16	$1,205

	Year Ended
	December 31, 2021

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
Growth engines (1)	$217	$142	$—	$—	$—	$359
Strategic other businesses (2)	442	58	211	15	15	741
Planned declining businesses (3)	—	49	1	—	—	50
	$659	$249	$212	$15	$15	$1,150

	Year Ended
	December 31, 2020

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
Growth engines (1)	$162	$135	$3	$—	$—	$300
Strategic other businesses (2)	430	52	159	13	11	665
Planned declining businesses (3)	—	54	10	—	—	64
	$592	$241	$172	$13	$11	$1,029

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

Geography (1):

	Year Ended
	December 31, 2022

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
United States	$167	$109	$177	$17	$16	$486
Canada	12	8	2	—	—	22
North America	179	117	179	17	16	508
Europe, Middle East and Africa	336	74	19	—	—	429
Asia Pacific	166	33	35	—	—	234
Latin America	30	3	1	—	—	34
Total Sales	$711	$227	$234	$17	$16	$1,205

	Year Ended
	December 31, 2021

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
United States	$135	$109	$152	$15	$15	$426
Canada	12	8	2	—	—	22
North America	147	117	154	15	15	448
Europe, Middle East and Africa	302	85	17	—	—	404
Asia Pacific	181	43	41	—	—	265
Latin America	29	4	—	—	—	33
Total Sales	$659	$249	$212	$15	$15	$1,150

	Year Ended
	December 31, 2020

			Advanced
	Traditional	Digital	Materials and
	Printing	Printing	Chemicals	Brand	Other	Total
United States	$121	$106	$115	$13	$11	$366
Canada	14	8	1	—	—	23
North America	135	114	116	13	11	389
Europe, Middle East and Africa	257	86	12	—	—	355
Asia Pacific	171	37	43	—	—	251
Latin America	29	4	1	—	—	34
Total Sales	$592	$241	$172	$13	$11	$1,029

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2022, 2021 and 2020.

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

	As of December 31,
(in millions)	2022	2021
Contract assets	$1	$3

Contract liabilities - current	40	43
Contract liabilities - long-term	11	14
Total	$51	$57

Activity in deferred revenue accounts consisted of:

	Year Ended December 31,
(in millions)	2022	2021	2020
Beginning liabilities recognized in revenue	$38	$37	$43
Cash payments received, net of revenue recognized	30	28	41

NOTE 16: OTHER OPERATING INCOME, NET

	Year Ended December 31,
(in millions)	2022	2021	2020
Expense (income):
Legal settlements	$(1)	$(7)	$—
Loss (gain) related to the sales of assets (1)	—	1	(10)
Transition services agreement income	—	—	(6)
Asset impairments (2)	1	—	3
Other	(1)	—	(1)
Total	$(1)	$(6)	$(14)

(1)	In the first quarter of 2020, Kodak sold a property in the U.S. and recognized a gain of $9 million.

(2)

In the fourth quarter of 2022 and first quarter of 2020, Kodak recorded impairment charges of $1 million and $3 million related to the Kodak trade name. Refer to Note 6, “Goodwill and Other Intangible Assets”.

NOTE 17: OTHER CHARGES (INCOME), NET

	Year Ended December 31,
(in millions)	2022	2021	2020
Change in fair value of embedded conversion features derivative (1)	$(3)	$(7)	$382
Loss on foreign exchange transactions	4	2	5
Other	—	—	(1)
Total	$1	$(5)	$386

(1)	Refer to Note 14, “Financial Instruments”.

NOTE 18: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the related provision for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
(Loss) earnings from continuing operations before income taxes:
U.S.	$(2)	$(12)	$(388)
Outside the U.S.	33	40	12
Total	$31	$28	$(376)
U.S. income taxes:
Current benefit	$—	$—	$—
Deferred (benefit) provision	(3)	(1)	2
Income taxes outside the U.S.:
Current provision (benefit)	7	4	(3)
Deferred provision	1	1	169
Total provision	$5	$4	$168

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Amount computed using the statutory rate	$7	$6	$(79)
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	(2)	(1)	2
Operations outside the U.S.	4	8	3
Legislative tax law and rate changes	—	(28)	(11)
Valuation allowance	(9)	20	220
Tax settlements and adjustments, including interest	4	(1)	(43)
Embedded derivative liability	—	(1)	81
Other, net	1	1	(5)
Provision from income taxes	$5	$4	$168

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2022	2021
Deferred tax assets
Restructuring programs	$2	$1
Leasing	3	3
Foreign tax credit	358	358
Inventories	14	10
Investment tax credit	26	33
Employee deferred compensation	22	26
Depreciation	33	37
Research and development costs	42	42
Tax loss carryforwards	506	499
Other deferred revenue	2	2
Other	74	85
Total deferred tax assets before valuation allowances	$1,082	$1,096
Valuation allowances	(826)	(934)
Total net deferred tax assets	$256	$162

Deferred tax liabilities
Pension and postretirement obligations	$(258)	$(162)
Goodwill/intangibles	(8)	(9)
Unremitted foreign earnings	(17)	(20)
Total deferred tax liabilities	(283)	(191)
Net deferred tax liabilities	$(27)	$(29)

Deferred tax liabilities are reported in the following component within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
	2022	2021
Other long-term liabilities	$(27)	$(29)
Net deferred tax liabilities	$(27)	$(29)

As of December 31, 2022, Kodak had available domestic and foreign NOL carry-forwards for income tax purposes of approximately $2,083 million, of which approximately $910 million have an indefinite carry-forward period. The remaining $1,173 million expire between the years 2023 and 2042. As of December 31, 2022, Kodak had unused foreign tax credits and investment tax credits of $358 million and $26 million, respectively, with various expiration dates through 2036.

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

Kodak had deferred tax liabilities of $17 million and $20 million for potential taxes on the undistributed earnings, primarily attributed to foreign withholding taxes, as of December 31, 2022 and 2021, respectively.

Kodak’s valuation allowance as of December 31, 2022 was $826 million. Of this amount, $285 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $275 million and $541 million related to Kodak’s net deferred tax assets in the U.S. of $524 million, for which Kodak believes it is not more likely than not that the assets will be realized.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows

(in millions):

	Year Ended December 31,
	2022	2021	2020
Balance as of January 1	$4	$8	$54
Tax positions related to the current year:
Additions	—	—	—
Tax positions related to prior years:
Additions	1	—	2
Reductions	(2)	(1)	(42)
Settlements with taxing jurisdictions	—	(3)	(6)
Balance as of December 31	$3	$4	$8

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of provision for income taxes. Kodak had approximately $10 million and $11 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2022 and 2021, respectively.

Kodak had uncertain tax benefits of approximately $13 million and $15 million as of December 31, 2022 and 2021, respectively, that, if recognized, would affect the effective income tax rate. Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position. Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with Kodak’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of settling ongoing audits or the expiration of statutes of limitations. Such changes to the unrecognized tax benefits could range from $0 million to $2 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

During 2022, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years 2015 through 2018. This settlement included a cash payment of $2 million which is reflected in the provision for taxes and a decrease in net deferred tax assets of $3 million which is fully offset by a reduction in the valuation allowance.

During 2021, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years through 2014. For these years Kodak originally recorded liabilities for unrecognized tax positions (“UTPs”) totaling $3 million (plus interest of approximately $4 million) which were substantially offset by prepaid assets.

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

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Kodak has substantially concluded all U.S. federal income tax matters for years through 2018 and state income tax matters for years through 2015 with the respective tax authorities. With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2013 with respective foreign tax jurisdiction authorities.

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

The activity incurred in relation to restructuring programs during the three years ended December 31, 2022 were as follows (in millions):

	Severance	Exit Costs	Inventory
	Reserve (1)	Reserve (1)	Write-downs (1)	Total
Balance as of December 31, 2019	$11	$1	$—	$12
Charges	16	1	—	17
Utilization/cash payments	(14)	(1)	—	(15)
Other adjustments & reclasses (2)	(3)	—	—	(3)
Balance as of December 31, 2020	10	1	—	11
Charges	6	—	—	6
Utilization/cash payments	(10)	—	—	(10)
Other adjustments & reclasses (2)	(2)	—	—	(2)
Balance as of December 31, 2021	4	1	—	5
Charges	6	4	3	13
Utilization/cash payments	(6)	—	(3)	(9)
Other adjustments & reclasses (2)	(2)	—	—	(2)
Balance as of December 31, 2022	$2	$5	$—	$7

(1)	The severance and exit costs reserves require the outlay of cash. Inventory write-downs are non-cash items.

(2)	The $2 million in 2022 and 2021 and the $3 million in 2020 represented severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

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

The 2020 severance costs related to the elimination of approximately 250 positions, including approximately 160 administrative and 90 manufacturing/service. The geographic composition of these positions included approximately 140 in the U.S. and Canada and 110 throughout the rest of the world.

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

2022 Activity

Restructuring actions taken in 2022 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included ceasing manufacturing of the Electrophotographic Printing Solutions equipment products as well as various targeted reductions in manufacturing, service, sales, research and development and administrative functions.

As a result of these actions, for the year ended December 31, 2022 Kodak recorded $13 million of charges of which $10 million were reported as Restructuring costs and other and $3 million were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

The 2022 severance costs related to the elimination of approximately 115 positions, including approximately 50 administrative, 40 manufacturing/service and 25 research and development positions. The geographic composition of these positions included approximately 65 in the U.S. and Canada and 50 throughout the rest of the world. The 2022 exit costs relate to the cessation of manufacturing of the Electrophotographic Printing Solutions equipment products and represent contractual obligations associated with open purchase orders as of December 31, 2022.

As a result of these initiatives, the majority of the severance and exit cost liabilities as of December 31, 2022 will be paid during periods through the end of the second quarter of 2023.  Approximately $1 million of the exit cost reserve relates to a liability for which timing of the payment is uncertain.

NOTE 20: RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory defined benefit plan, the Kodak Retirement Income Plan (“KRIP” or the "U.S. Plan"), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus any additional amounts the Company determines to be appropriate. Assets in the trust fund are held for the sole benefit of participating employees and retirees.

For U.S. employees hired prior to March 1999, KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings. KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted into the cash balance formula during a special election period. Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”). The Cash Balance Plan credits employees’ hypothetical accounts with an amount equal to a specified percentage of their pay, plus interest based on the 30-year Treasury bond rate. In May 2022, the KRIP plan was amended to increase the employees’ crediting rates from 9% or 10% of pay based on employee classification to 12% or 13% of pay, retroactive to January 1, 2022. The plan amendment also provided a one-time service credit to eligible employees’ cash balance accounts.

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

Obligations and Funded Status:

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$3,132	$816	$3,476	$912
Service cost	13	3	11	3
Interest cost	80	9	47	5
Benefit payments	(294)	(44)	(318)	(48)
Plan Amendments	28	—	—	—
Actuarial (gain) loss	(479)	(165)	(86)	21
Special termination benefits	2	—	2	—
Currency adjustments	—	(42)	—	(77)
Projected benefit obligation at end of period	$2,482	$577	$3,132	$816

Change in Plan Assets
Fair value of plan assets at beginning of period	$4,105	$626	$3,707	$696
Actual Return on plan assets	(152)	(31)	716	32
Employer contributions	—	5	—	7
Benefit payments	(294)	(44)	(318)	(48)
Currency adjustments	—	(30)	—	(61)
Fair value of plan assets at end of period	$3,659	$526	$4,105	$626

Over (under) funded status at end of period	$1,177	$(51)	$973	$(190)

Accumulated benefit obligation at end of period	$2,482	$568	$3,130	$800

An actuarial gain of $479 million related to the U.S. Plan's projected benefit obligation ("PBO") was recognized in 2022, primarily driven by an increase in the discount rate ($582 million), partially offset by a loss associated with updated mortality assumptions ($105 million).  Additionally, a prior service cost was recognized as a result of a plan amendment ($28 million).  In 2021, a PBO actuarial gain of $86 million was recognized for the U.S. Plan driven primarily by an increase in the discount rate ($105 million). The Non-U.S. PBO actuarial gain of $165 million recognized in 2022 was driven primarily by an increase in the discount rates, whereas the loss in 2021 was driven primarily by changes in inflation and other demographic assumptions partially offset by an increase in discount rates.

The actual return on plan assets for the U.S. Plan was a loss of $152 million for the year ended  December 31, 2022 and a gain of $716 million for the year ended  December 31, 2021. The loss for 2022 reflects lower than expected bond performance due to rising interest rates, and the gain for 2021 reflects higher expected returns for the U.S. private equity and hedge fund portfolios. The total net realized losses from derivative investments for 2022 and 2021 were approximately ($128) million and ($23) million, respectively. Refer to discussion below on derivative instruments for further information.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.13%	3.93%	2.54%	1.48%	2.09%	1.01%
Salary increase rate	1.00%	2.71%	1.00%	2.39%	3.50%	1.56%
Interest crediting rate for cash balance plan	4.00%	NA	2.00%	NA	1.75%	NA

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension and other postretirement assets	$1,177	$42	$973	$36
Pension and other postretirement liabilities	—	(93)	—	(226)
Net amount recognized	$1,177	$(51)	$973	$(190)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets is as follows (in millions):

`	As of December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$209	$—	$575
Fair value of plan assets	—	116	—	349

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets is as follows (in millions):

	As of December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$—	$201	$—	$560
Fair value of plan assets	—	116	—	349

Amounts recognized in accumulated other comprehensive income (loss) in shareholders’ equity for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit	$(25)	$2	$6	$2
Net actuarial gain (loss)	594	(43)	445	(177)
Total	$569	$(41)	$451	$(175)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established gain (loss)	$149	$120	$635	$(4)	$—	$(38)
Newly established prior service cost	(28)	—	—	—	—	—
Amortization of:
Prior service credit	(3)	—	(7)	—	(7)	—
Net actuarial loss	—	10	30	9	15	7
Net loss recognized in expense due to settlement	—	—	—	—	9	—
Total income (loss) recognized in Other comprehensive income	$118	$130	$658	$5	$17	$(31)

For the year ended December 31, 2022, the U.S. gain consisted of the PBO actuarial gain of $479 million partially offset by asset actuarial losses of $330 million and the non-U.S. gain primarily consisted of the PBO actuarial gain of $165 million partially offset by asset actuarial losses of $45 million.  For the year ended December 31, 2021, the U.S. gain consisted of asset actuarial gains of $549 million and the PBO actuarial gain of $86 million.

Pension Income:

Pension income for all defined benefit plans included (in millions):

	Year Ended December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$3	$11	$3	$11	$3
Interest cost	80	9	47	5	86	9
Expected return on plan assets	(178)	(14)	(167)	(15)	(196)	(19)
Amortization of:
Prior service credit	(3)	—	(7)	—	(7)	—
Actuarial loss	—	10	30	9	15	7
Pension income before special termination benefits	(88)	8	(86)	2	(91)	—
Special termination benefits	2	—	2	—	3	—
Settlement losses	—	—	—	—	9	—
Net pension income for major defined benefit plans	(86)	8	(84)	2	(79)	—
Other plans including unfunded plans	—	—	—	(2)	—	1
Net pension (income), expense	$(86)	$8	$(84)	$—	$(79)	$1

The $9 million settlement loss for the year ended December 31, 2020 was incurred as a result of lump sum payments from KRIP.

The special termination benefits for each of the years ended December 31, 2022, 2021 and 2020 were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	3.45%	1.60%	2.11%	1.17%	2.97%	1.48%
Effective rate for interest cost	2.97%	1.20%	1.42%	0.70%	2.58%	1.19%
Salary increase rate	1.00%	2.39%	3.50%	1.56%	3.50%	1.72%
Expected long-term rate of return on plan assets	5.30%	2.67%	5.20%	2.56%	6.00%	3.27%
Interest crediting rate for cash balance plan	2.58%	NA	1.75%	NA	2.50%	NA

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

Plan Asset Investment Strategy

The investment strategy underlying the asset allocation for the pension assets is to achieve an optimal return on assets with an acceptable level of risk while providing for the long-term liabilities and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plans. This is primarily achieved by investing in a broad portfolio constructed of various asset classes including equity, debt, real estate, private equity, hedge funds and other assets and instruments. In addition, the U.S. Plan uses derivative investments primarily to hedge liability interest rate risk to U.S. government bonds. Other investment objectives include maintaining broad diversification between and within asset classes and investment managers and managing asset volatility relative to plan liabilities.

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

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, individual fund and single investment manager. As of December 31, 2022 two investment management firms (Loomis Sayles and Income Research + Management) each managed 10% of plan assets. In 2021 there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plan by asset category, are as follows:

	As of December 31,
	2022	2021	2022 Target
Asset Category
Equity securities	0%	5%	0%
Debt securities	20%	11%	18-24%
Real estate	1%	1%	0%
Cash and cash equivalents	7%	5%	0-10%
Global balanced asset allocation funds	0%	8%	0%
Private equity	30%	26%	23-28%
Hedge funds (1)	42%	44%	46-58%
Total	100%	100%

(1)	The 2022 target for hedge funds includes a policy allocation to U.S. government bonds that is obtained via treasury futures contracts.

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2022	2021	2022 Target
Asset Category
Equity securities	6%	6%	0-10%
Debt securities	16%	17%	10-20%
Real estate	2%	2%	0-5%
Cash and cash equivalents	4%	2%	0-5%
Global balanced asset allocation funds	0%	0%	0%
Hedge Funds	4%	5%	0-10%
Private equity	8%	7%	0-10%
Insurance contracts	60%	61%	25-75%
Total	100%	100%

Derivative Investments

The U.S. Plan derivative instruments consist of direct investments in exchange traded futures contracts. Government bond exposure is obtained via U.S. government bond futures. Foreign currency futures contracts are used to partially hedge foreign currency risk.

As of December 31, 2022 and 2021, the notional amount for exchange traded futures contracts approximated $389 million and $1.0 billion, respectively. Realized gains and losses from these derivative investments are included in the gain on plan assets balance. The total fair value of these derivative instruments at December 31, 2022 and 2021 was $0 million and $10 million, respectively, which represents the unrealized gains and losses on these contracts and is included in the derivative line items in the table of plan assets below. The U.S. defined benefit pension plan is required to maintain cash on deposit to collateralize its obligations under its futures contracts. As of December 31, 2022 and 2021, approximately $9 million and $17 million, respectively, were on deposit in cash and Treasury bills to fulfill these requirements and are included in the cash and cash equivalents asset class in the table below.

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

The fair value of Kodak’s U.S. defined benefit pension plan assets at December 31, 2022 and 2021 by asset class are presented in the tables below:

U.S. Plan

December 31, 2022

	U.S.
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$251	$—	$—	$—	$251

Debt Securities:
Government bonds	—	39	—	—	39
Investment grade bonds	—	717	—	—	717

Real estate	—	—	—	29	29

Other:
Hedge funds	—	—	—	1,528	1,528
Private Equity	—	—	3	1,092	1,095
	$251	$756	$3	$2,649	$3,659

U.S. Plan

December 31, 2021

	U.S.
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$202	$—	$—	$—	$202

Global equity securities funds	—	—	—	201	201

Debt Securities:
Investment grade bonds	—	440	—	—	440

Real estate	—	—	—	36	36

Global balanced asset allocation funds	—	—	—	327	327

Other:
Hedge funds	—	6	—	1,801	1,807
Private Equity	—	—		1,082	1,082
Derivatives with unrealized gains	10	—	—	—	10
	$212	$446	$—	$3,447	$4,105

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

The total fair value, unfunded commitments and redemption provisions for the U.S defined benefit pension plan’s investments valued at NAV are as follows:

Investments Valued at NAV at December 31, 2022
		Unfunded	Redemption	Redemption
(in millions):	Fair Value	Commitments	Frequency	Notice Period
Real estate	$29	$—	N/A	N/A
Private equity	1,092	229	N/A	N/A
Hedge Funds	1,528	26	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$2,649	$255

Investments Valued at NAV at December 31, 2021
		Unfunded	Redemption	Redemption
(in millions):	Fair Value	Commitments	Frequency	Notice Period
Global equity securities fund	$201	$—	Monthly, Quarterly	6-90 days
Real estate	36	—	N/A	N/A
Global balanced asset allocation funds	327	—	Monthly	6-15 days
Private equity	1,082	262	N/A	N/A
Hedge Funds	1,801	26	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$3,447	$288

Global Equity Securities Funds hold a broad diversified portfolio of U.S. equity, developed international equity, and emerging markets equity securities. These investments are primarily valued by the fund administrator based on a market or income valuation methodology depending on the specific type of security or instrument held. The U.S. Plan redeemed its investment in the Global Equity Securities Funds in 2022.

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

The Global Balanced Asset Allocation Fund investments are commingled funds that hold a diversified portfolio of passive market exposures, including equities, debt, currencies and commodities that uses an equal risk parity allocation strategy. These investments are primarily valued by the fund manager based on a market or income valuation methodology depending on the specific type of security or instrument held. The U.S. Plan redeemed its investment in the Global Balanced Asset Allocation Funds in 2022.

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

Hedge funds are typically valued by each fund’s third-party fund administrator based upon the valuation of the underlying securities and instruments, primarily by applying a market or income valuation methodology as appropriate depending on the specific type of security or instrument held. The U.S. defined benefit pension plan maintains cash and Treasury bills as liquidity reserves that serve as variation margin for the U.S. Treasury futures contracts directly held by the U. S. Plan to hedge its liability duration. Approximately $90 million and $87 million of cash liquidity reserves associated with hedge funds as of December 31, 2022 and 2021, respectively, are included in the cash and cash equivalents asset class in the table above.

The tables below summarize Kodak’s U.S. Plan investments in hedge funds by type for those investments valued at NAV:

U.S. Plan:

December 31, 2022

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$495	Quarterly	45-90 days
Relative value hedge funds	331	Bi-monthly, Quarterly	6-120 days
Directional hedge funds	167	Monthly	5 days
Equity long/short hedge funds	227	Quarterly	45-90 days
Sector specialist hedge funds	135	Quarterly, Semi-Annually	60-90 days
Long-biased hedge funds	159	Quarterly, Annually	60-90 days
Event driven hedge funds	14	Quarterly	90 days
	$1,528

December 31, 2021

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$653	Monthly, Quarterly	15-90 days
Relative value hedge funds	354	Bi-monthly, Quarterly	6-365 days
Directional hedge funds	260	Bi-monthly, Quarterly	5-30 days
Equity long/short hedge funds	225	Quarterly	45-90 days
Sector specialist hedge funds	107	Quarterly	90 days
Long-biased hedge funds	138	Quarterly, Annually	60-75 days
Event driven hedge funds	64	Quarterly	90 days
	$1,801

Hedge funds typically have the right to restrict redemption requests beyond Kodak’s control. In these cases, redemptions may extend beyond the general redemption terms outlined in the table above. Certain hedge fund investments have no redemption rights and will become liquid only upon sale by the hedge fund managers. As of  December 31, 2022 and 2021, these investments represented approximately 1% and 5% of the hedge funds investments valued at NAV, respectively.

Liquidity

Approximately 29% of total U.S. Plan assets as of December 31, 2022 are invested in real estate funds, private equity funds and other investments where the U.S. Plan receives distributions through the liquidation of the underlying investments. Liquidity of U.S. Plan assets is managed to minimize the likelihood that these investments would need to be sold to cover benefit payments, derivative losses, or any other short-term need.

The total unfunded commitments, if and when they are called over the term of each investment, are expected to be funded by the available liquidity in the U.S. Plan consistent with historical experience.

The fair value of Kodak’s major non-U.S. defined benefit pension plans assets at December 31, 2022 and 2021 by asset class are presented in the tables below:

Major Non-U.S. Plans

December 31, 2022

	Non - U.S.
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$21	$—	$—	$—	$21

Equity securities	31	—	—	—	31

Debt securities:
Investment grade bonds	35	45	—	—	80
Global high yield & emerging market debt	2	—	—	—	2

Real estate	—	—	—	11	11

Other:
Hedge Funds	—	—	—	20	20
Private equity	—	—	—	43	43
Insurance contracts	—	29	289	—	318
	$89	$74	$289	$74	$526

Major Non-U.S. Plans

December 31, 2021

	Non - U.S.
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$13	$—	$—	$—	$13

Equity securities	38	—	—	—	38

Debt securities:
Investment grade bonds	49	56	—	—	105
Global high yield & emerging market debt	2	—	—	—	2

Real estate	—	—	—	12	12

Other:
Hedge funds	—	—	—	32	32
Private equity	—	—	—	42	42
Insurance contracts	—	40	342	—	382
	$102	$96	$342	$86	$626

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

For investments in real estate and private equity funds, the investors do not have an option to redeem their interest in the fund. The investors in the fund receive distributions through the liquidation of the underlying investments in the fund. There are no material unfunded commitments as of December 31, 2022 and 2021.

Of the December 31, 2022 and 2021 investments shown in the major Non-U.S. plans table above, there are no material derivative exposures.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans:

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2022	Still Held	Period	Settlements	2022
Private Equity	—	—	—	3	3
Total	$-	$—	$—	$3	$3

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2021	Still Held	Period	Settlements	2021
Private Equity	5	(5)	—	—	—
Total	$5	$(5)	$—	$—	$—

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2020	Still Held	Period	Settlements	2020
Private Equity	7	(2)	—	—	5
Total	$7	$(2)	$—	$—	$5

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
	2022	Still Held	Period	Settlements	2022
Insurance Contracts	342	(53)	—	—	289
Total	$342	$(53)	$—	$—	$289

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
	2021	Still Held	Period	Settlements	2021
Insurance Contracts	291	(37)	—	88	342
Total	$291	$(37)	$—	$88	$342

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
	2020	Still Held	Period	Settlements	2020
Insurance Contracts	273	18	—	—	291
Total	$273	$18	$—	$—	$291

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

	U.S.	Non-U.S.
2023	$290	$43
2024	258	42
2025	248	41
2026	237	40
2027	226	39
2028 - 2032	976	182

NOTE 21: OTHER POSTRETIREMENT BENEFITS

In Canada, Kodak provides medical, dental, life insurance, and survivor income benefits to eligible retirees.  The plan is closed to new participants. Information on the Canada other postretirement benefit plan is presented below.

The measurement date used to determine the net benefit obligation for the Canada other postretirement benefit plan is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
	2022	2021
Net benefit obligation at beginning of period	$52	$58
Interest cost	1	1
Actuarial (gain) loss	(7)	(5)
Benefit payments	(3)	(2)
Net benefit obligation at end of period	43	52

Underfunded status at end of period	(43)	(52)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
	2022	2021
Other current liabilities	$(3)	$(3)
Pension and other postretirement liabilities	(40)	(49)
	$(43)	$(52)

Amounts recognized in Accumulated other comprehensive loss consist of (in millions):

	As of December 31,
	2022	2021
Net actuarial gain	$11	$4

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
	2022	2021
Newly established gain	$7	$5
Total gain recognized in Other comprehensive income	$7	$5

Other postretirement benefit cost included:

	Year Ended December 31,
	2022	2021	2020
Components of net postretirement benefit cost:
Service cost	$—	$—	$—
Interest cost	1	1	1
Other postretirement benefit cost from continuing operations	$1	$1	$1

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2022	2021
Discount rate	5.15%	2.97%
Salary increase rate	2.10%	1.85%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2022	2021	2020
Effective rate for interest cost	2.53%	1.81%	2.78%
Salary increase rate	1.85%	1.70%	1.80%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2022	2021
Healthcare cost trend	5.64%	5.34%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.57%	3.32%
Year that the rate reaches the ultimate trend rate	2043	2041

The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2023	$3
2024	3
2025	3
2026	3
2027	3
2028 - 2032	12

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Income (loss) from continuing operations attributable to Eastman Kodak Company	$26	$24	$(544)
Less: Preferred Stock cash and accrued dividends	(4)	(4)	(11)
Less: Preferred Stock in-kind dividends	(5)	(4)	—
Less: Preferred Stock deemed dividends	(2)	(3)	(9)
Plus: Expiration of Series A embedded derivative	—	11	—
Less: Earnings attributable to Series C Preferred shareholders	(2)	(2)	—
Income (loss) from continuing operations available to common shareholders - basic and diluted	$13	$22	$(564)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss) attributable to Eastman Kodak Company	$26	$24	$(541)
Less: Preferred Stock cash and accrued dividends	(4)	(4)	(11)
Less: Preferred Stock in-kind dividends	(5)	(4)	—
Less: Preferred Stock deemed dividends	(2)	(3)	(9)
Plus: Expiration of Series A embedded derivative	—	11	—
Less: Earnings attributable to Series C Preferred shareholders	(2)	(2)	—
Net income (loss) available to common shareholders - basic and diluted	$13	$22	$(561)

	Year Ended December 31,
	2022	2021	2020
Weighted-average common shares outstanding - basic	78.9	78.4	57.4
Effect of dilutive securities:
Unvested restricted stock units and awards	0.6	0.1	—
Stock options	1.1	2.0	—
Weighted-average common shares outstanding - diluted	80.6	80.5	57.4

The computation of diluted earnings per share for the year ended December 31, 2022 excluded the impact of (1) the assumed conversion of $25 million of 2021 Convertible Notes, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (4) the assumed exercise of 3.3 million outstanding employee stock options in each case because they would have been anti-dilutive.

The computation of diluted earnings per share for the year ended December 31, 2021 excluded the impact of (1) the assumed conversion of $25 million of 2021 Convertible Notes, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.0 million shares of Series C Preferred Stock and (4) the assumed exercise of 2.9 million outstanding employee stock options in each case because they would have been anti-dilutive.

As a result of the loss from continuing operations available to common shareholders for the year ended December 31, 2020, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak reported earnings from continuing operations available to common shareholders for the year ended December 31, 2020 the calculation of diluted earnings per share would have included the assumed vesting of 0.6 million unvested restricted stock units and the exercise of 0.7 million stock options.

The computation of diluted earnings per share for the year ended  December 31, 2020 excluded the impact of (1) the assumed conversion of 2.0 million shares of Series A Preferred Stock, and (2) the assumed exercise of 4.0 million outstanding employee stock options in each case because they would have been anti-dilutive.

NOTE 23: STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (as restated and further amended, the “2013 Plan”). The 2013 Plan is administered by the Compensation, Nominating and Governance Committee of the Board of Directors.

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards. Stock options are generally non-qualified, are at exercise prices equal to or greater than the closing price of Kodak’s stock on the date of grant and expire seven years or ten years after the grant date. Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Compensation, Nominating and Governance Committee. Awards are subject to settlement in newly-issued shares of common stock. Unless sooner terminated by the Compensation, Nominating and Governance Committee, no awards may be granted under the 2013 Plan after May 19, 2031.

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

Restricted Stock Units and Restricted Stock awards

Restricted stock units and restricted stock awards are payable in shares of the Company common stock upon vesting. The fair value is based on the closing market price of the Company’s stock on the grant date. Compensation cost related to restricted stock units and restricted stock awards was $4 million, $5 million and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The weighted average grant date fair value of restricted stock units and awards granted for the years ended December 31, 2022, 2021 and 2020 was $4.60, $8.50 and $2.91, respectively. The total fair value of restricted stock units and awards that vested was $5 million, $6 million and $2 million for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, there was $3 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information about unvested restricted stock unit and award activity for the year ended December 31, 2022:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units/Awards	Fair Values
Outstanding on December 31, 2021	872,877	$8.10
Granted	651,375	$4.60
Vested	361,708	$5.04
Forfeited	21,667	$5.52
Outstanding on December 31, 2022	1,140,877	$6.30

In addition to the outstanding unvested restricted stock units and awards per the above table, there are also 302,099 vested restricted stock units outstanding as of  December 31, 2022 with a weighted average grant date fair value of $6.45.

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2022:

			Average
		Weighted	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under	Price	Life	Value
	Option	Per Share	(Years)	($ millions)
Outstanding on December 31, 2021	7,234,449	$7.29
Expired	330,138	$14.24
Exercised	20,000	$3.03
Outstanding on December 31, 2022	6,884,311	$6.97	2.73	$—
Exercisable on December 31, 2022	6,745,963	$6.99	2.72	$—
Expected to vest December 31, 2022	138,348	$5.57	3.14	$—

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year. The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options.  The intrinsic values of options outstanding, exercisable or expected to vest as of  December 31, 2022 were each less than $1 million.

The weighted average grant date fair value of options granted for the year ended  December 31, 2020 was $5.86. There were no options granted in the years ended December 31, 2022 and 2021. The total fair value of options that vested during both the years ended December 31, 2022 and 2021 was $2 million.  The total value of the options that vested during the year ended December 31, 2020 was $13 million. Compensation cost related to stock options for the years ended December 31, 2022, 2021 and 2020 was $1 million, $2 million and $14 million, respectively.

As of December 31, 2022, there was less than $1 million of unrecognized compensation cost related to stock options, which will be recognized during 2023.

On February 26, 2021 James V. Continenza, Executive Chairman and Chief Executive Officer of Kodak, and the Company entered into an Executive Chairman and CEO Agreement, as amended on November 30, 2022 (the “Employment Agreement”). The Employment Agreement is effective for a three-year period beginning on February 26, 2021. Pursuant to the Employment Agreement, Mr. Continenza will not have the right to exercise any stock options granted to him in February 2019 or July 2020 to the extent that, after giving effect to the issuance of the Company’s common stock resulting from such exercise, Mr. Continenza (together with his affiliates and any person acting as a group), would beneficially own more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation shall cease and be of no further force and effect upon a Change of Control (as such term is defined in the Company’s Amended and Restated 2013 Omnibus Incentive Plan). The restrictions on the exercisability of previous stock option awards were a modification of the original awards.  As the February 2019 and July 2020 stock options were fully vested prior to the modification date and there was no incremental value provided in the modification, no additional compensation expense was recognized. Also pursuant to the Employment Agreement, Mr. Continenza was granted 200,000 fully vested restricted stock units. The Company recognized $2 million of stock-based compensation expense associated with the grant of restricted stock units.

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

There were less than 1 million options exercised in the years ended  December 31, 2022 and 2021 and approximately 2.0 million options exercised in the year ended December 31, 2020. The options exercised in 2020 included 0.3 million options exercised by ex-employees of Kodak that had previously been forfeited. The Company issued shares to the ex-employees in exchange for proceeds based on the exercise prices of the forfeited options. The Company is accounting for the exercise of the forfeited options as a modification of the original awards.

The Company recovered $3.6 million during the three months ended December 31, 2020 from certain of the ex-employees and received a $2.0 million refund of withholding taxes on behalf of those ex-employees in the year ended December 31, 2021.

The Company recognized compensation expense of approximately $5.1 million in the three months ended September 30, 2020 related to the 0.3 million previously forfeited options, representing the fair value of the shares issued to the ex-employees less the exercise proceeds received from the ex-employees. Stock compensation expense, reported in Selling, general and administrative expenses in the Consolidated Statement of Operations, was reduced by $4.6 million in the three months ended December 31, 2020, representing the cash received for certain of the erroneous grants and the refund of withholding taxes due on behalf of the ex-employees. Income recognized in excess of the original stock compensation expense recorded for each individual grant (approximately $1.0 million) was recognized in Other operating income, net in the Consolidated Statement of Operations.

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

The following inputs were used for the valuation of option grants issued in the year ended December 31, 2020 (there were no stock option grants issued in the years ended December 31, 2022 and 2021):

Year Ended
December 31,
2020
Weighted-average fair value of options granted	$1.50
Weighted-average risk-free interest rate	2.43%
Expected option lives (in years)	3.7
Weighted-average volatility	98%
Expected dividend yield	0.00%

Given the volatility of the Company’s stock price in the third quarter of 2020, the Company utilized a lattice-based valuation model to value the time-based vesting awards granted July 27, 2020 and a Monte Carlo simulation valuation model to value the options granted on July 27, 2020 which vested upon conversion of the 2019 Convertible Notes.

The following inputs were used in the lattice-based valuation of the July 27, 2020 option grants:

July 27, 2020
Option Awards
Weighted-average fair value of options granted	$6.57
Range of risk-free interest rates	0.11% - 0.30%
Weighted-average term (in years)	5.57
Weighted-average volatility	98%
Weighted-average expected dividend yield	0.00%

NOTE 24: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share, and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of  December 31, 2022 and 2021 there were 79.1 million and 78.7 million shares of common stock outstanding, respectively, 1.0 million shares of Series B preferred stock issued and outstanding, and 1.1 million and 1.0 million shares of Series C preferred stock issued and outstanding, respectively.

Treasury Stock

Treasury stock consisted of approximately 0.9 million shares and 0.8 million shares at December 31, 2022 and 2021, respectively.

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

(2)

A Series A Preferred Stock repurchase and exchange agreement, dated as of February 26, 2021, with Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), extending the registration rights provided under a registration rights agreement, dated as of November 15, 2016, with Southeastern and the Purchasers, to shares of the Company's common stock issuable upon conversion of 1,000,000 shares of Series B Preferred Stock (as defined herein) issued thereunder.

(3)

A registration rights agreement, dated as of February 26, 2021, with GO EK Ventures IV, LLC (the “Investor”), a fund managed by Grand Oaks Capital, providing the Investor with registration rights in respect of shares of the Company's common stock issuable upon conversion of 1,000,000 shares of Series C Preferred Stock (as defined herein) issued pursuant to a Series C Preferred Stock purchase agreement, dated as of February 26, 2021, with the Investor; and

(4)

A securities registration rights agreement, dated as of February 26, 2021, with certain funds affiliated with Kennedy Lewis Investment Management LLC (the “Buyers”), providing the Buyers with registration rights in respect of (i) 1,000,000 shares of the Company's common stock and (ii) shares of the Company's common stock issuable upon conversion of $25,000,000 aggregate principal amount of the Company's 5.0% unsecured convertible promissory notes due May 28, 2026, in each case, issued in a private placement transaction pursuant to a securities purchase agreement, dated as of February 26, 2021, with the Buyers.

On August 10, 2021, the Company filed a shelf Registration Statement on Form S-3 (Registration No. 254353) for the offer and sale of securities from time to time in one or more offerings of up to $500,000,000 of common stock, preferred stock, debt securities, warrants, depositary shares, purchase contracts, guarantees and units. The Company would file a prospectus supplement to include the specific terms of any offering or sale under this shelf registration statement. At December 31, 2022 the Company had not made any offerings or sales of securities pursuant to this registration statement.

NOTE 25: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss) by component, were as follows:

		Year Ended December 31,
(in millions)		2022	2021	2020
Currency translation adjustments
Currency translation adjustments		$(12)	$6	$(16)

Pension and other postretirement benefit plan changes
Newly established net actuarial gain (loss)		277	632	(34)
Newly established prior service cost		(28)	—	—
Tax benefit		—	—	—
Newly established net actuarial loss, net of tax		249	632	(34)
Reclassification adjustments:
Amortization of prior service credit	(a)	(4)	(7)	(7)
Amortization of actuarial losses	(a)	8	37	19
Recognition of gains (losses) due to settlements and curtailments	(a)	—	(1)	9
Total reclassification adjustments		4	29	21
Tax provision		—	—	—
Reclassification adjustments, net of tax		4	29	21
Pension and other postretirement benefit plan changes, net of tax		253	661	(13)
Other comprehensive loss		$241	$667	$(29)

(a)	Reclassified to Pension income - refer to Note 20, "Retirement Plans" and Note 21, "Other Postretirement Benefits" for additional information.

NOTE 26: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is composed of the following:

	As of December 31,
(in millions)	2022	2021
Currency translation adjustments	$(112)	$(100)
Pension and other postretirement benefit plan changes	574	321
Ending balance	$462	$221

NOTE 27: SEGMENT INFORMATION

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

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2022	2021	2020
(in millions)
Traditional Printing	$711	$659	$592
Digital Printing	227	249	241
Advanced Materials and Chemicals	234	212	172
Brand	17	15	13
Total of reportable segments	1,189	1,135	1,018
Other	16	15	11
Consolidated total	$1,205	$1,150	$1,029

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents the earnings (loss) from continuing operations before income taxes excluding non-service cost components of pension and other postemployment benefits income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; other operating income, net (unless otherwise indicated); interest expense; loss on early extinguishment of debt and other (charges) income, net.

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

2023 Segments

Change in Segments

Effective February 2023 Kodak changed its organizational structure.  The Traditional Printing segment and the Digital Printing segment were combined into one segment, named the Print segment.  No changes were made to Kodak's other segments.

Segment Operational EBITDA and Consolidated Income (Loss) from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2022	2021	2020
Traditional Printing	$27	$9	$21
Digital Printing	(22)	(5)	(10)
Advanced Materials and Chemicals	(1)	(6)	(23)
Brand	14	13	11
Total of reportable segments	18	11	(1)
Other	3	2	1
Depreciation and amortization	(29)	(31)	(37)
Restructuring costs and other	(13)	(6)	(17)
Stock-based compensation	(5)	(7)	(15)
Consulting and other costs (1)	2	(19)	(9)
Idle costs (2)	(3)	(2)	(3)
Other operating income, net, excluding income from transition services agreement (3)	1	6	7
Interest expense (4)	(40)	(33)	(12)
Pension income excluding service cost component (4)	98	102	98
Loss on early extinguishment of debt (4)	—	—	(2)
Other (charges) income, net (4)	(1)	5	(386)
Consolidated earnings (loss) from continuing operations before income taxes	$31	$28	$(376)

(1)

Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives, investigations and litigation.  Consulting and other costs include $10 million of income in the year ended December 31, 2022 representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $5 million of insurance reimbursement in the fourth quarter of 2022 and the remaining $5 million in January 2023.

(2)

Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)

$6 million of income from the transition services agreement with the purchaser of the Company's flexographic packaging business in 2019 was recognized in the year ended December 31, 2020. No income was recognized in the years ended December 31, 2022 and 2021. The income was reported in Other operating income, net in the Consolidated Statement of Operations. Other operating income, net is typically excluded from the segment measure. However, the income from the transition services agreement was included in the segment measure.

(4)	As reported in the Consolidated Statement of Operations.

In  2022, Kodak decreased employee benefit reserves by $15 million composed of a reduction in workers’ compensation reserves of approximately $13 million driven by changes in discount rates and a decrease in other employee benefit reserves of approximately $2 million, driven by both changes in discount rates and favorable experience.  The decrease in reserves in 2022 impacted gross profit by approximately $9 million, R&D by approximately $1 and SG&A by approximately $5 million.

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

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2022	2021	2020
Traditional Printing	$—	$—	$1
Digital Printing	4	4	3
Brand	1	1	1
Consolidated total	$5	$5	$5

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2022	2021	2020
Traditional Printing	$11	$14	$19
Digital Printing	6	6	7
Advanced Materials and 3D Printing	6	5	5
Other	1	1	1
Consolidated total	$24	$26	$32

(in millions)	Year Ended December 31,
Long-lived assets located in: (1)	2022	2021
The United States	$95	$81
Europe, Middle East and Africa	9	14
Asia Pacific	6	4
Canada and Latin America	44	41
Non-U.S. countries total (2)	59	59
Consolidated total	$154	$140

(1)	Long-lived assets are comprised of property, plant and equipment, net.
(2)	Of the total non-U.S. property, plant and equipment in 2022, $41 million was located in Brazil. Of the total non-U.S. property, plant and equipment in 2021, $39 million was located in Brazil.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Kodak’s management, with participation of Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013). Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2022. The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, Kodak’s independent registered public accounting firm, as stated in their report, refer to Item 8. Financial Statements and Supplementary Data.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2023 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2022. The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I of this report under the caption "Information About our Executive Officers". The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the caption "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in the Proxy Statement.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement: "Executive Compensation”, "CEO Pay Ratio", "Pay Versus Performance), “Director Compensation” and “Board of Directors and Corporate Governance – Compensation, Nominating and Governance Committee Interlocks and Insider Participation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. “Securities Authorized for Issuance Under Equity Compensation Plans” is shown below.

EQUITY COMPENSATION PLAN INFORMATION

Information as of December 31, 2022, regarding the Company’s equity compensation plans is summarized in the following table:

	Number of Securities		Number of Securities
	to be Issued Upon		Remaining Available for
	Exercise of	Weighted-	Future Issuance Under
	Outstanding Options,	Average	Equity Compensation
	Restricted Stock Units	Exercise Price of	Plans (Excluding
	and Restricted Stock	Outstanding	Securities Reflected in
Plan Category	Awards	Options (1)	Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	8,327,287	$6.97	4,579,397
Equity compensation plans not approved by security holders	—	—	—

(1)

Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and restricted stock awards under the Amended and Restated 2013 Omnibus Incentive Plan, as amended (the “Plan”), which do not have an exercise price.

(2)	For the purposes of the number of shares available under the Plan, each outstanding stock option counts as a fraction of a share, based on the financial value of the stock option relative to a share.

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

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS

1.	Valuation and qualifying accounts

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2022
Reserve for doubtful accounts	$7	2	2	$7
Deferred tax valuation allowance	$934	18	126	$826

Year ended December 31, 2021
Reserve for doubtful accounts	$10	—	3	$7
Deferred tax valuation allowance	$1,112	33	211	$934

Year ended December 31, 2020
Reserve for doubtful accounts	$8	7	5	$10
Deferred tax valuation allowance	$821	344	53	$1,112

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

*(10.17)	Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015 and revised as of February 16, 2023. (filed herewith).

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

*(10.21)	Amendment to Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated November 30, 2022 (filed herewith).

*(10.22)

Employment Agreement between Eastman Kodak Company and David E. Bullwinkle, dated June 20, 2016. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

*(10.23)	Description of David E. Bullwinkle Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on November 30, 2018).

*(10.24)	Description of John O’Grady Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on April 9, 2018).

*(10.25)

Letter Agreement Regarding Special Severance Plan dated May 31, 2018 between Eastman Kodak Company and Roger W. Byrd, Incorporated by reference to Exhibit (10.31) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed on March 17, 2020).

(10.26)

Amendment No. 4 to Amended and Restated Credit Agreement (including attached Amended and Restated Credit Agreement), dated as of August 26, 2021 by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein and Bank of America, N.A., as agent. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.27)	Amendment No. 5 to Amended and Restated Credit Agreement (including attached Amended and Restated Credit Agreement), dated as of March 14, 2023 by and among Eastman Kodak Company, certain Lenders named therein, the Guarantors named therein and Bank of America, N.A., as agent (filed herewith).

(10.28)

Amended and Restated Security Agreement, dated May 26, 2016, from the Grantors referred to therein, as Grantors, to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as filed on August 9, 2016).

(10.29)

Letter of Credit Facility Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent and Bank of America, N.A., as issuing bank. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.30)	Amendment No. 1 to Letter of Credit Facility Agreement, dated as of March 14, 2023, by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, and Bank of America, N.A., as issuing bank (filed herewith).

(10.31)

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

(10.33)

Guarantee and Collateral Agreement, dated February 26, 2021, made by the Grantors referred to therein, as Grantors, to Alter Domus (US) LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

(10.34)

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

(10.36)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

(10.37)

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

(10.38)

Series A Preferred Stock Repurchase and Exchange Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.39)

Series C Preferred Stock Purchase Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company and GO EK Ventures IV, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.40)

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

(21)	Subsidiaries of Eastman Kodak Company, filed herewith.

(23.1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	Inline XBRL Instance Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	Inline XBRL Taxonomy Extension Scheme Linkbase.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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
March 16, 2023

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

Date: March 16, 2023