Form 10-Q
period 2023-03-31
EASTMAN KODAK CO
filed 2023-05-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2023
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

As of May 1, 2023, the registrant had 79,343,371 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2023

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Sales	$224	$234
Services	54	56
Total revenues	278	290
Cost of revenues
Sales	192	220
Services	36	37
Total cost of revenues	228	257
Gross profit	50	33
Selling, general and administrative expenses	34	43
Research and development costs	9	9
Restructuring costs and other	1	—
Other operating expense	1	—
Earnings (loss) from operations before interest expense, pension income excluding service cost component, other (income) charges, net and income taxes	5	(19)
Interest expense	11	9
Pension income excluding service cost component	(40)	(30)
Other (income) charges, net	(7)	3
Earnings (loss) from operations before income taxes	41	(1)
Provision for income taxes	8	2
NET EARNINGS (LOSS)	$33	$(3)

Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders	$0.33	$(0.08)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders	$0.30	$(0.08)

Number of common shares used in basic and diluted net earnings (loss) per share
Basic	79.1	78.7
Diluted	92.2	78.7

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2023	2022
NET EARNINGS (LOSS)	$33	$(3)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(1)	5
Pension and other postretirement benefit plan obligation activity, net of tax	(6)	—
Other comprehensive (loss) income, net of tax	(7)	5
COMPREHENSIVE INCOME, NET OF TAX	$26	$2

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2023	2022
ASSETS
Cash and cash equivalents	$225	$217
Trade receivables, net of allowances of $8 and $7, respectively	167	177
Inventories, net	251	237
Other current assets	42	48
Current assets held for sale	2	2
Total current assets	687	681
Property, plant and equipment, net of accumulated depreciation of $457 and $450, respectively	153	154
Goodwill	12	12
Intangible assets, net	27	28
Operating lease right-of-use assets	38	39
Restricted cash	62	62
Pension and other postretirement assets	1,266	1,233
Other long-term assets	77	76
TOTAL ASSETS	$2,322	$2,285

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$139	$134
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	15	15
Other current liabilities	140	143
Total current liabilities	295	293
Long-term debt, net of current portion	320	316
Pension and other postretirement liabilities	232	230
Operating leases, net of current portion	29	31
Other long-term liabilities	173	171
Total liabilities	1,049	1,041

Commitments and Contingencies (Note 6)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	205	203

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,161	1,160
Treasury stock, at cost	(11)	(11)
Accumulated deficit	(537)	(570)
Accumulated other comprehensive income	455	462
Total shareholders’ equity	1,068	1,041
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,322	$2,285

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$33	$(3)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	8	7
Pension income	(36)	(26)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	1	3
Non-cash changes in workers' compensation and employee benefit reserves	1	(4)
Stock based compensation	4	2
Decrease (increase) in trade receivables	12	(9)
Decrease (increase) in miscellaneous receivables	7	(1)
Increase in inventories	(13)	(32)
Increase in trade payables	3	31
Decrease in liabilities excluding borrowings and trade payables	(13)	(13)
Other items, net	7	2
Total adjustments	(19)	(40)
Net cash provided by (used in) operating activities	14	(43)
Cash flows from investing activities:
Additions to properties	(5)	(5)
Net cash used in investing activities	(5)	(5)
Cash flows from financing activities:
Preferred stock cash dividend payments	(1)	(1)
Net cash used in financing activities	(1)	(1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	8	(49)
Cash, cash equivalents and restricted cash, beginning of period	286	423
Cash, cash equivalents and restricted cash, end of period	$294	$374

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Three-Month Period Ending March 31, 2023
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	$1,041	$203
Net earnings	—	—	33	—	—	33	—
Other comprehensive income (loss), (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments				(6)		(6)
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	4	—	—	—	4	—
Equity (deficit) as of March 31, 2023	$—	$1,161	$(537)	$455	$(11)	$1,068	$205

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

[8]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company and all companies directly or indirectly controlled, either through majority ownership or otherwise (“Kodak” or the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Reclassifications

Certain amounts from previous periods have been reclassified to conform to the current period classification due to Kodak's new organization structure as of February 2023.  Refer to Note 16, "Segment Information" and Note 8, "Revenue" for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016‐13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016‐13 (as amended by ASUs 2018‐19, 2019‐04, 2019‐05, 2019‐10, 2019‐11, 2020‐02, 2020‐03 and 2022‐02) requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, the ASU requires credit losses relating to available‐for‐sale debt securities to be recorded through an allowance for credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU is effective for Kodak for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 ( January 1, 2023 for Kodak). Kodak adopted the new standard on January 1, 2023 using the modified retrospective approach and it did not have a material impact on Kodak’s consolidated financial statements.

Allowance for Credit Losses

Kodak records allowance for credit losses for the current expected credit losses inherent in the asset over its expected life.  The allowance for credit losses is maintained based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  Kodak records a specific reserve for individual accounts when Kodak becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that are applicable to Kodak.

[9]

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$225	$217
Restricted cash reported in Other current assets	7	7
Restricted cash	62	62
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$294	$286

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represents amounts that support hedging activities.

Restricted cash includes $44 million as of both  March 31, 2023 and December 31, 2022, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”). In addition, Restricted cash as of both  March 31, 2023 and December 31, 2022 includes an escrow of $5 million in China to secure various ongoing obligations under the agreements for a strategic relationship with Lucky HuaGuang Graphics Co. Ltd. Restricted cash also included $6 million of security posted related to Brazilian legal contingencies as of both  March 31, 2023 and December 31, 2022, respectively, and $5 million of cash collateral posted in the United Kingdom for a letter of credit for aluminum purchases as of both  March 31, 2023 and  December 31, 2022, respectively.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2023	2022
Finished goods	$108	$98
Work in process	67	64
Raw materials	76	75
Total	$251	$237

[10]

NOTE 4: CONVERTIBLE SECURITIES AND CREDIT FACILITIES

2021 Convertible Notes

On February 26, 2021, the Company entered into a Securities Purchase Agreement with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Buyers”) pursuant to which the Company sold to the Buyers $25 million aggregate principal amount of the Company’s newly issued 5.0% unsecured convertible promissory notes due May 28, 2026 (the “Convertible Notes”) in a private placement transaction. The Convertible Notes bear interest at a rate of 5.0% per annum, which will be payable in cash on the maturity date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore is considered payable-in-kind ("PIK"). PIK is being added to the carrying value of the debt through the term. Interest expense is being recorded using the effective interest method. The maturity date of the Convertible Notes is May 28, 2026.

Conversion Features

The Buyers have the right to elect at any time to convert the Convertible Notes into shares of the Company's Common Stock, par value $0.01 per share ("Common Stock").  Common Stock at an initial conversion rate equal to 100 shares of Common Stock per each $1,000 principal amount of the Convertible Notes (based on an initial conversion price equal to $10.00 per share of Common Stock). The conversion rate and conversion price are subject to certain customary anti-dilution adjustments.

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

Embedded Derivatives

The Company allocated $12 million of the net proceeds received from the issuance of the Convertible Notes to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative at  March 31, 2023 and December 31, 2022 was a liability of $3 million and $2 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 17, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes at both  March 31, 2023 and December 31, 2022 was $18 million. The Convertible Notes unamortized discount at March 31, 2023 and December 31, 2022 was $8 million and $9 million, respectively. The estimated fair value of the Convertible Notes as of March 31, 2023 and  December 31, 2022 was $17 million and $16 million, respectively, (Level 3). The carrying value is being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

[11]

Amended and Restated ABL Credit Agreement

On March 14, 2023, the Company and the subsidiaries of the Company that are guarantors (the “Subsidiary Guarantors”) entered into amendment No.5 to the Amended and Restated Credit Agreement (the “2023 Amended ABL Credit Agreement") with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and collateral agent to, among other things: (i) extend the maturity date of the Company's asset based loan facility from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended L/C Facility Agreement (as defined below) or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing; (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million, and (iii) on February 26, 2024, decrease the aggregate amount of commitments from $90 million to $81 million. Each of the capitalized but undefined terms used in the context of describing the 2023 Amended ABL Credit Agreement has the meaning ascribed to such term in the 2023 Amended ABL Credit Agreement.

The revolving loans bear interest at the rate of 3.50%‐4.00% per annum based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator).  The Company will pay an unused line fee of 37.5‐50 basis points per annum, depending on whether the unused portion of the maximum amount available is less than or equal to 50% or greater than 50%, respectively. The Company will pay a letter of credit fee of 3.50%‐4.00% per annum, based on Excess Availability, on issued and outstanding letters of credit, in addition to a fronting fee of 25 basis points on such letters of credit.

Obligations under the 2023 Amended ABL Credit Agreement are secured by: (i) a first priority lien on assets of the Company and the Subsidiary Guarantors constituting cash (other than L/C Cash Collateral, as defined below), accounts receivable, inventory, machinery and equipment and certain other assets (the “ABL Priority Collateral”) and (ii) a second priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) other than the ABL Priority Collateral, including the L/C cash collateral and 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries.

The 2023 Amended ABL Credit Agreement limits, among other things, the ability of the Company and its Restricted Subsidiaries to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. The 2023 Amended ABL Credit Agreement leaves in place customary affirmative covenants, including delivery of certain of the Company’s financial statements set forth therein.

Under the 2023 Amended ABL Credit Agreement the Company is required to maintain Minimum Liquidity of at least (a) $50 million daily, subject to certain cure rights, and $80 million at the end of each quarter. Quarterly Minimum Liquidity was $143 million and $150 million at March 31, 2023 and  December 31, 2022, respectively, and daily Minimum Liquidity exceeded the $50 million threshold. If Minimum Liquidity falls below the daily or quarterly required minimum an Event of Default would occur, in which case the Agent would have the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the 2023 Amended ABL Credit Agreement to be due and payable.

The Company is required to maintain Excess Availability above the greater of 12.5% of lender commitments or $11.25 million ($11.25 million at both  March 31, 2023 and  December 31, 2022) which is tested at the end of each month. Excess Availability was $21 million as of both  March 31, 2023 and  December 31, 2022.

[12]

If Excess Availability falls below the greater of 12.5% of lender commitments or $11.25 million a Fixed Charge Coverage Ratio Trigger Event would occur. During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0. If Excess Availability falls below the greater of 12.5% of lender commitments or $11.25 million, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control. Since Excess Availability was greater than 12.5% of lender commitments or $11.25 million at March 31, 2023 and December 31, 2022, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

If Excess Availability falls below the greater of 12.5% of lender commitments or $11.25 million and the Fixed Charge Coverage Ratio is less than 1.0 to 1.0, an Event of Default would occur and the Agent would have the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the 2023 Amended ABL Credit Agreement to be due and payable.

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) has provided an unconditional guarantee (and any such future subsidiaries must provide an unconditional guarantee) of the obligations of the Company under the Credit Agreements (as defined below).

Letter of Credit Facility Agreement

On February 26, 2021, the Company and the Subsidiary Guarantors entered into a Letter of Credit Facility Agreement (the “L/C Facility Agreement”, and together with the 2023 Amended ABL Credit Agreement (the “Credit Agreements”) among the Company, the Subsidiary Guarantors, the lenders party thereto (the “L/C Lenders”), Bank of America, N.A., as agent, and Bank of America, N.A., as issuing bank. Pursuant to the L/C Facility Agreement, the L/C Lenders committed to issue letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, provided that the Company posts cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

On March 14, 2023, the Company entered into an amendment to the Letter of Credit Facility Agreement (the “2023 Amended L/C Facility Agreement") to, among other things: (i) extend the maturity date of the Company's cash collateralized letter of credit facility from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended ABL Credit Agreement, as applicable, or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million.

The Company issued approximately $58 million and $43 million letters of credit under the 2023 Amended ABL Agreement and L/C Facility Agreement as of both  March 31, 2023 and  December 31, 2022, respectively.  The balance on deposit in the L/C Cash Collateral account as of both  March 31, 2023 and  December 31, 2022 was approximately $44 million.

The Company will pay an unused line fee of 37.5‐50 basis points per annum, depending on whether the unused portion of the maximum commitments is less than or equal to 50% or greater than 50% of such commitments, respectively. The Company will pay a letter of credit fee of 3.75% per annum on issued and outstanding letters of credit, in addition to a fronting fee of 25 basis points on such letters of credit. Amounts drawn under any letter of credit will be reimbursed from the L/C Cash Collateral. If not so reimbursed, and not otherwise repaid by the Company to the applicable L/C Lenders, such amounts will accrue interest, to be paid monthly, at a floating Base Rate (as defined in the 2023 Amended L/C Facility Agreement and L/C Facility Agreement) plus 2.75% per annum until repaid.

As with the 2023 Amended ABL Credit Agreement, the 2023 Amended L/C Facility Agreement requires the Company to maintain Excess Availability above the greater of 12.5% of lender commitments or $11.25 million. If Excess Availability falls below the greater of 12.5% of lender commitments or $11.25 million a Fixed Charge Coverage Ratio Trigger Event would occur under the 2023 Amended L/C Facility Agreement as with the 2023 Amended ABL Credit Agreement. During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

The Company’s obligations under the 2023 Amended L/C Facility Agreement are guaranteed by the Subsidiary Guarantors and are secured by (i) a first priority lien on the L/C Cash Collateral, (ii) a second priority lien on the ABL Priority Collateral and (iii) a third priority lien on the Term Loan Priority Collateral.

[13]

Preferred Stock

Redeemable convertible preferred stock was as follows:

	March 31,	December 31,
(in millions)	2023	2022
Series B preferred stock	$96	$95
Series C preferred stock	109	108
Total	$205	$203

Series B Preferred Stock

On February 26, 2021 the Company agreed to exchange one million shares of Series A Preferred Stock held by Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), for shares of the Company’s newly created 4.0% Series B Convertible Preferred Stock, no par value (the “Series B Preferred Stock”), on a one-for-one basis plus accrued and unpaid dividends. The fair value of the Series B Preferred Stock at the time of issuance approximated $95 million. The Company has classified the Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

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

Embedded Conversion Features

The Company allocated $1 million to the derivative liability based on the aggregate fair value of the embedded conversion feature of the Series B Preferred Stock on the date of issuance which reduced the original carrying value of the Series B Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both March 31, 2023 and December 31, 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 17, “Financial Instruments” for information on the valuation of the derivative.

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

Dividend and Other Rights

The Series C Preferred Stock has a liquidation preference of $100 per share, and the holders of Series C Preferred Stock are entitled to cumulative dividends payable quarterly “in‐kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum. Dividends owed on the Series C Preferred Stock have been declared and additional Series C shares issued when due. Holders of the Series C Preferred Stock are also entitled to participate in any dividends paid on the Common Stock (other than stock dividends) on an as-converted basis, with such dividends on any shares of the Series C Preferred Stock being payable upon conversion of such shares of Series C Preferred Stock to Common Stock.  Holders of Series C Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as‐converted basis, except where a separate class vote is required by law. Holders of Series C Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.  The Investor has the right to nominate one director at each annual or special meeting of the Company’s shareholders until the earlier of the third anniversary of the execution of the Purchase Agreement and such time as the Investor and its Affiliates (as defined in the Purchase Agreement) do not hold at least a majority of the Series C Preferred Stock purchased under the Purchase Agreement.

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

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion feature of the Series C Preferred Stock on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of both  March 31, 2023 and December 31, 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 17, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

[16]

NOTE 5: LEASES

Income recognized on operating lease arrangements for the three months ended March 31, 2023 and 2022 is presented below. Income recognized for sales-type lease arrangements for both the three months ended March 31, 2023 and 2022 was less than $1 million.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Lease income - operating leases:
Lease income	$2	$2
Variable lease income	1	1
Total lease income	$3	$3

NOTE 6: COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company had outstanding letters of credit of $58 million and $43 million issued under the 2023 Amended ABL Credit Agreement and the 2023 Amended L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $29 million, and restricted cash of $69 million, primarily related to cash collateral for the outstanding letters of credit under the 2023 Amended L/C Facility Agreement, to ensure payment of possible casualty and workers’ compensation claims, legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2023, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $118 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of March 31, 2023, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $42 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

[17]

On August 13, 2020 Tiandong Tang commenced a class action lawsuit against the Company, its Executive Chairman and Chief Executive Officer and its Chief Financial Officer in Federal District Court in the District of New Jersey, and on August 26, 2020 Jimmie A. McAdams and Judy P. McAdams commenced a class action lawsuit against the Company and its Executive Chairman and Chief Executive Officer in Federal District Court in the Southern District of New York (collectively, the “Securities Class Actions”). The Securities Class Actions seek damages and other relief based on alleged violations of federal securities laws in the context of the U.S. International Development Finance Corporation (the “DFC”) announcement (the “DFC Announcement”) of the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”) on July 28, 2020. The Securities Class Actions were transferred to the Federal District Court for the Western District of New York and were consolidated into a single proceeding (the “Consolidated Securities Class Action”) on June 22, 2021. Les Investissements Kiz Inc. and UAT Trading Service, Inc. were appointed by the court to serve as lead plaintiff for the Consolidated Securities Class Action on August 2, 2021, and the lead plaintiff filed an amended consolidated complaint on October 1, 2021 which added Kodak’s General Counsel and current and former members of its Board of Directors as additional defendants. The Company and individual defendants filed a joint motion to dismiss the Consolidated Securities Class Action on December 14, 2021. The lead plaintiff filed an opposition to the motion to dismiss on February 28, 2022, and the Company and the individual defendants filed responses to the plaintiff’s opposition on April 6, 2022. A hearing with respect to the motion to dismiss was held on August 3, 2022, and the lawsuit was dismissed with prejudice on September 28, 2022.  The plaintiffs filed a notice of appeal of the dismissal on October 27, 2022 but later withdrew the appeal on January 25, 2023.  As a result, the Consolidated Securities Class Action is concluded.

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

[18]

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case has been completed, and the Company and individual defendants formally filed their motions to dismiss on September 30, 2022.  The plaintiffs filed an opposition to the motions to dismiss/for summary judgment on November 14, 2022, and the Company and the individual defendants filed responses to the plaintiffs' opposition on December 27, 2022 and December 23, 2022, respectively.

Additional shareholder derivative lawsuits may be brought based on the other Derivative Demands (any such lawsuits, collectively with the State Derivative Lawsuit, the Federal Derivative Lawsuit and the Fiduciary Class Action, the “Fiduciary Matters”). The Company, acting through a Special Committee of Independent Directors, previously determined that there was no merit to the claims alleged by the Derivative Demands made through the time of its determination (except with respect to the charitable contribution, which was not fully considered by the Special Committee). See the Company’s Current Report on Form 8‐K filed with the SEC on September 16, 2020. The Company, acting through a separate Special Litigation Committee of Independent Directors, concurred with the first Special Committee’s findings and further concluded that it is not in the Company’s interest to bring or allow any other shareholder to assert any of the claims alleged by the State Derivative Lawsuit or Federal Derivative Lawsuit (with the exception of the Peters claim purportedly arising under Section 10(b) of the Exchange Act, which was not addressed as no demand was made with respect to such claim). The second Special Litigation Committee will carefully review any other additional complaints constituting Fiduciary Matters which may be filed.

[19]

The DFC Announcement has also prompted investigations by several congressional committees, the SEC and the New York Attorney General’s office. The Company has cooperated in those investigations.

As previously reported, the Attorney General of the State of New York (the “NYAG”) has threatened to file a lawsuit against the Company and its Chief Executive Officer alleging violations of New York State’s Martin Act (the “Threatened Claim”). In connection with the Threatened Claim and pursuant to a special process under New York law, in 2021 additional documents were produced by the Company to the NYAG and the NYAG took testimony of the Company’s Chief Executive Officer and General Counsel. The Company had discussions with the NYAG regarding a potential resolution of the Threatened Claim in the spring of 2022, but those discussions did not result in a resolution. If the Threatened Claim is ultimately brought by the NYAG, the Company intends to vigorously defend itself against the Threatened Claim.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from  December 31, 2022 to March 31, 2023, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2022	$19
New extended warranty and maintenance arrangements deferred	23
Recognition of extended warranty and maintenance arrangement revenue	(23)
Deferred revenue on extended warranties as of March 31, 2023	$19

[20]

NOTE 8: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography

Major Product

Three Months Ended
March 31, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$144	$6	$—	$—	$150
Ongoing service arrangements	51	—	—	—	51
Total annuities	195	6	—	—	201
Equipment & software	14	—	—	—	14
Film and chemicals	—	52	—	—	52
Total Core	209	58	—	—	267
Growth products (2)	—	3	—	—	3
Other (3)	—	—	4	4	8
Total	$209	$61	$4	$4	$278

Three Months Ended
March 31, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$161	$6	$—	$—	$167
Ongoing service arrangements	53	—	—	—	53
Total annuities	214	6	—	—	220
Equipment & software	14	—	—	—	14
Film and chemicals	—	45	—	—	45
Total Core	228	51	—	—	279
Growth products (2)	—	3	—	—	3
Other (3)	—	—	4	4	8
Total	$228	$54	$4	$4	$290

(1)	Core includes the Print business, Motion Picture, and Industrial Film and Chemicals, excluding coating and product commercialization services (“Coating Services”).

(2)	Growth consists of Coating Services and Advanced Materials and Functional Printing within the Advanced Materials and Chemicals segment.

(3)	Other consists of Intellectual Property Licensing, Brand Licensing and Eastman Business Park.

[21]

Geography (1):

Three Months Ended
March 31, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$66	$48	$4	$4	$122
Canada	3	1	—	—	4
North America	69	49	4	4	126
Europe, Middle East and Africa	89	5	—	—	94
Asia Pacific	45	7	—	—	52
Latin America	6	—	—	—	6
Total	$209	$61	$4	$4	$278

Three Months Ended
March 31, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$62	$40	$4	$4	$110
Canada	5	—	—	—	5
North America	67	40	4	4	115
Europe, Middle East and Africa	103	4	—	—	107
Asia Pacific	49	10	—	—	59
Latin America	9	—	—	—	9
Total	$228	$54	$4	$4	$290

(1)	Sales are reported in the geographic area in which they originate.

[22]

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at both  March 31, 2023 and December 31, 2022 was $1 million and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at both  March 31, 2023 and December 31, 2022 was $51 million, of which $40 million was reported in Other current liabilities and $11 million was reported in Other long-term liabilities.

Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $21 million and $20 million, respectively, and primarily represented revenue from prepaid service contracts and equipment revenue recognition. Contract liabilities as of March 31, 2023 and 2022 included $21 million and $24 million of cash payments received during the three months ended March 31, 2023 and 2022, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2023, there was approximately $50 million of unrecognized revenue from unsatisfied performance obligations. Approximately 30% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2023, 25% in 2024, 15% in 2025 and 30% thereafter.

[23]

NOTE 9: OTHER (INCOME) CHARGES

	Three Months Ended
	March 31,
(in millions)	2023	2022
Change in fair value of embedded conversion features derivative liability (1)	$1	$3
Other (2)	(8)	—
Total	$(7)	$3

(1)	Refer to Note 17, "Financial Instruments".
(2)

Interest income associated with a refund received in the first quarter of 2023 from a governmental authority in a location outside the U.S that was previously held in order to guarantee potential tax disputes in that jurisdiction.

NOTE 10: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Earnings (loss) from operations before income taxes	$41	$(1)
Effective tax rate	19.5%	(200.0)%
Provision for income taxes	8	2
Provision for income taxes at U.S. statutory tax rate	9	0
Difference between tax at effective vs. statutory rate	$(1)	$2

For the three months ended March 31, 2023, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., and (3) a provision associated with foreign withholding taxes on undistributed earnings.

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

During the quarter ended March 31, 2022, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years 2015 through 2018. This settlement included a cash payment of $2 million which is reflected in the provision for taxes in the prior year-to-date period, and a decrease in net deferred tax assets of $3 million which was fully offset by a corresponding change in the valuation allowance.

[24]

NOTE 11: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	29	5	15	2
Expected return on plan assets	(64)	(5)	(44)	(4)
Amortization of:
Prior service cost (credit)	2	—	(2)	—
Actuarial (gain) loss	(7)	—	—	3
Total net pension (income) expense	$(37)	$1	$(28)	$2

[25]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net earnings (loss)	$33	$(3)
Less: Series B Preferred stock cash dividends	(1)	(1)
Less: Series C Preferred stock in-kind dividends	(1)	(1)
Less: Preferred stock deemed dividends	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	(4)	—
Net earnings (loss) available to common shareholders - basic	$26	$(6)

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$1	$—
Add back: 2021 Convertible Notes interest expense	1	—
Net earnings (loss) available to common shareholders - diluted	$28	$(6)

	Three Months Ended
	March 31,
(in millions of shares)	2023	2022
Weighted average shares — basic	79.1	78.7
Effect of dilutive securities
Employee stock options	0.4	—
Unvested restricted stock units	0.7	—
Series B Preferred Stock	9.5	—
2021 Convertible Notes	2.5	—
Weighted average shares — diluted	92.2	78.7

The computation of diluted earnings per share for the three months ended March 31, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock, (2) the assumed vesting of 0.1 million unvested restricted stock units and (3) the assumed exercise of 4.3 million outstanding employee stock options because the effects would have been anti-dilutive.

As a result of the net loss available to common shareholders for the three months ended March 31, 2022, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding.  If Kodak reported income available to common shareholders for the three months ended March 31, 2022, the calculation of diluted earnings per share would have included the assumed vesting of 0.5 million unvested restricted stock units and the assumed exercise of 0.9 million outstanding stock options.

The computation of diluted earnings per share for the three months ended March 31, 2022 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.0 million shares of Series C Preferred Stock, (4) the assumed exercise of 3.8 million outstanding employee stock options and (5) the assumed vesting of 0.4 million unvested restricted stock units because the effects would have been anti-dilutive.

[26]

Note 13: STOCK-BASED COMPENSATION

On February 16, 2023, the Compensation, Nominating and Governance Committee of the Board of Directors approved extending the expiration dates for non-qualified stock options awarded between 2016 and 2020 to currently active employees. No other terms were modified. The contractual terms were extended from approximately seven years to approximately ten years. The change in the terms of the awards was accounted for as a modification. The fair value of the awards was calculated using a binomial lattice-based valuation model. The key assumptions used in the fair value calculations were:

February 16, 2023
Option Award
Modifications
	Immediately Before	Immediately After
Range of fair values	0.000 -2.1414	1.322 -2.2424
Range of risk-free interest rates	3.82% - 4.99%	3.82% - 4.99%
Range of remaining contractual terms (in years)	0.37 - 4.25	3.37 - 7.25
Range of weighted volatilities	66.96% - 103.39%	66.96% - 103.39%
Expected dividend yield	0.00%	0.00%

As a result of the modification, Kodak recognized $3 million of incremental compensation expense in the first quarter of 2023, reflecting the incremental fair value of the modified awards over the fair value of the original awards immediately before the modification. The incremental compensation expense (less than $1 million) for awards that had not yet vested is being recognized ratably over the remaining service period.

NOTE 14: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of March 31, 2023 and December 31, 2022, there were 79.3 million and 79.1 million shares of common stock outstanding, respectively.

Preferred Stock

Preferred stock issued and outstanding as of March 31, 2023 and  December 31, 2022 consisted of 1.0 million shares of Series B Preferred Stock and 1.1 million shares of Series C Preferred Stock.

Treasury Stock

Treasury stock consisted of approximately 0.9 million shares as of both  March 31, 2023 and December 31, 2022.

[27]

NOTE 15: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income by component, were as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Currency translation adjustments
Currency translation adjustments	$(1)	$5

Pension and other postretirement benefit plan changes
Reclassification adjustments:
Amortization of prior service cost (credit) (1)	1	(2)
Amortization of actuarial (gains) losses (1)	(7)	2
Total reclassification adjustments	(6)	—
Tax provision	—	—
Reclassification adjustments, net of tax	(6)	—
Pension and other postretirement benefit plan changes, net of tax	(6)	—
Other comprehensive (loss) income	$(7)	$5

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 11, "Retirement Plans and Other Postretirement Benefits".

[28]

NOTE 16: SEGMENT INFORMATION

Change in Segments
Effective February 2023 Kodak changed its organizational structure. The Traditional Printing segment and the Digital Printing segment were combined into one segment, named the Print segment. No changes were made to Kodak's other segments.

Kodak has three reportable segments: Print, Advanced Materials and Chemicals and Brand. A description of Kodak’s reportable segments follows.

Print: The Print segment is comprised of five lines of business: the Prepress Solutions business, the PROSPER business, the Software business, the Electrophotographic Printing Solutions business and the VERSAMARK business.

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2023	2022
Print	$209	$228
Advanced Materials and Chemicals	61	54
Brand	4	4
All Other	4	4
Consolidated total	$278	$290

[29]

Segment Operational EBITDA and Consolidated Earnings (Loss) from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2023	2022
Print	$6	$(7)
Advanced Materials and Chemicals	—	(3)
Brand	3	3
Total of reportable segments	9	(7)
Depreciation and amortization	(8)	(7)
Restructuring costs and other	(1)	—
Stock based compensation	(4)	(2)
Consulting and other costs (1)	10	(2)
Idle costs (2)	—	(1)
Other operating expense (3)	(1)	—
Interest expense (3)	(11)	(9)
Pension income excluding service cost component (3)	40	30
Other income (charges), net (3)	7	(3)
Consolidated earnings (loss) from operations before income taxes	$41	$(1)

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.  Consulting and other costs include $10 million of income in the three months ended March 31, 2023 representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $15 million of insurance reimbursement proceeds in the first quarter of 2023, of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

Kodak increased employee benefit reserves by approximately $1 million in the three months ended March 31, 2023 composed of an increase in workers' compensation reserves ($2 million) driven by changes in discount rates and a decrease in other employee benefit reserves ($1 million), primarily driven by a reduction in bonus accruals. The increase in reserves in the three months ended March 31, 2023 impacted gross profit by approximately $1 million.

Kodak decreased workers’ compensation reserves by approximately $4 million in the three months ended March 31, 2022, driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2022 impacted gross profit by approximately $3 million and Selling, general and administrative expenses by approximately $1 million.

[30]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense, other operating expense, net and other income (charges), net.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate selling, general and administrative expenses ("SG&A"). The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP. Research and Development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

NOTE 17: FINANCIAL INSTRUMENTS

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at March 31, 2023 and December 31, 2022 was approximately $300 million and $308 million, respectively. The majority of the contracts of this type held by Kodak as of March 31, 2023 and December 31, 2022 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net loss from derivatives not designated as hedging instruments	$1	$3

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2023 and 2022.

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

[31]

The Company concluded that the 2021 Convertible Notes are considered more akin to a debt-type instrument and that the economic characteristics and risks of certain of the embedded conversion features are not considered clearly and closely related to the Convertible Notes. The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”). Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability. The derivative was in a liability position at March 31, 2023 and December 31, 2022 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivative is being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

The Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are each considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a Fundamental Change is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and both are separately accounted for as a single derivative asset or liability.  Both derivatives were in a liability position at March 31, 2023 and December 31, 2022 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivatives are being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

The net effect of the Preferred Stock and 2021 Convertible Notes embedded derivatives on the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net loss from Preferred Stock and Convertible Notes embedded derivatives	$1	$3

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of  March 31, 2023 and December 31, 2022 was $0 million and $1 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of March 31, 2023 and December 31, 2022 was $2 million and $1 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023.

The fair values of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements). The fair values of the embedded derivatives associated with the 2021 Convertible Notes and Series B and Series C Preferred Stock were calculated using a binomial lattice model.

[32]

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

2021 Convertible Notes:

	Valuation Date
	March 31,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$3	$2
Kodak's closing stock price	$4.10	$3.05
Expected stock price volatility	50.00%	50.00%
Risk free rate	3.79%	4.17%
Implied credit spread on the Convertible Notes	25.47%	26.19%

Series B Preferred Stock:

	Valuation Date
	March 31,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.10	$3.05
Expected stock price volatility	50.00%	50.00%
Risk free rate	3.79%	4.17%
Implied credit spread on the preferred stock	26.47%	27.19%

Series C Preferred Stock:

	Valuation Date
	March 31,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.10	$3.05
Expected stock price volatility	50.00%	50.00%
Risk free rate	3.79%	4.17%
Implied credit spread on the preferred stock	28.47%	29.19%

The Fundamental Change values at issuance were calculated as the difference between the total value of the 2021 Convertible Notes, Series B or Series C Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the 2021 Convertible Notes are repaid at their maturity date or Series B and Series C Preferred Stock are redeemed on their redemption date and the values of the other embedded derivatives. The Fundamental Change values reduce the value of the embedded conversion features derivative liability. Other than events that alter the likelihood of a fundamental change or reorganization event, the value of the Fundamental Change reflects the value as of the issuance date, amortized for the passage of time.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $281 million and $271 million at March 31, 2023 and December 31, 2022, respectively.  The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both March 31, 2023 and December 31, 2022.

[33]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in other filings the Company makes with the SEC from time to time, as well as the following:

●

Continued sufficient availability of borrowings and letters of credit under the 2023 Amended ABL Credit Agreement and 2023 Amended L/C Facility Agreement, Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak’s continued ability to manage world-wide cash through inter-company loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;

●	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

●	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections and projected growth;

●	Kodak’s ability to achieve the financial and operational results contained in its business plans;

●	Kodak’s ability to comply with the covenants in its various credit facilities;

●	Kodak’s ability to fund continued investments, capital needs, collateral requirements and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;

●	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;

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

[34]

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

●	Kodak's ability to discontinue, sell or spin-off certain non-core businesses or operations, or otherwise monetize assets;

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

EXECUTIVE OVERVIEW

Kodak is a global manufacturer focused on commercial print and advanced materials and chemicals. Kodak provides industry-leading hardware, software, consumables and services primarily to customers in commercial print, packaging, publishing, manufacturing and entertainment. With 79,000 patents earned over 130 years of research and development ("R&D"), Kodak believes in the power of technology and science to enhance what the world sees and creates. Kodak’s innovative, award-winning products, combined with its customer-first approach, allows Kodak to attract customers worldwide. Kodak is committed to environmental stewardship, including industry leadership in developing sustainable solutions for print.

Consolidated revenues in the three months ended March 31, 2023 were $278 million, a decrease of $12 million (4%) when compared to the three months ended March 31, 2022. Currency impacted revenue unfavorably in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 ($10 million).

Print revenues, which accounted for 75% of Kodak’s total revenues for the three months ended March 31, 2023, declined by $19 million (8%) compared to the prior year quarter. For the three months ended March 31, 2023, volume for SONORA Process Free Plates declined by 14% compared to the prior year period or 12% when including volume under a royalty based licensing agreement. In the three months ended March 31, 2023, Advanced Materials and Chemicals revenue improved $7 million (13%) compared to the prior year period.

[35]

Economic Environment and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to the uncertain and unpredictable macroeconomic environment, heightened levels of inflation, unfavorable foreign exchange rates, the war in Ukraine, and other global events which impact Kodak’s operations. Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs as well as volume declines for certain businesses.

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

Kodak has also implemented various pricing actions in response to increased labor, material and distribution costs primarily within its Print segment. In order to mitigate the impact of higher aluminum, energy and packaging costs, the segment implemented surcharges on purchases of plates largely beginning in the latter part of the second quarter of 2021 that continue to be periodically reviewed and adjusted for accordingly.

The Advanced Materials and Chemicals segment has experienced labor shortages in certain manufacturing areas. Increased demand for consumer film products along with manufacturing equipment limitations and labor shortages have contributed to increased backorders. Kodak has increased headcount in this segment to better meet demand, but supply will continue to be constrained by manufacturing equipment limitations without further capital improvements.

Due to current global economic conditions and pricing actions, the Print segment is experiencing a slowdown in customer demand for plates that negatively impacted volume. Kodak has implemented various actions in response, including supply chain and workforce optimization, productivity improvements and other cost savings that are projected to mitigate the impact of lower volumes. However, the potential worsening of economic conditions and the negative impact on customer demand due to further pricing actions could unfavorably impact this segment's operating results.

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and its direct operations in Russia. The direct operations of Kodak’s Russian subsidiary do not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2022), and there were no material impacts on the consolidated results of operations as of and for the quarter ended March 31, 2023.

[36]

The ongoing changes in global economic conditions and the impact of other global events on Kodak’s operations and financial performance remains uncertain and will depend on several factors such as the duration of supply chain disruptions and slowdown in customer demand, the ability to secure raw materials and components and the ability to offset higher labor, material and distribution costs through pricing actions.

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

●	Grow revenues through a focus on customers in Kodak’s print division, increasing overall share;

●	Promote the use of film and expand the applications of Kodak’s film and chemicals to best utilize the existing infrastructure; and

●	Continue to streamline processes to drive cost reductions and improve operating leverage.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

●

Print’s digital plate products include traditional digital plates and Kodak SONORA Process Free Plates. SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. The segment's digital plate products are experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs, including aluminum prices, through a combination of surcharges and price increases, improved production efficiency and cost reduction initiatives. In addition, Kodak seeks to offset the impact of short-term and long‐term market dynamics on pricing and volume pressures through innovations in Kodak product lines, including investing in digital print technologies.

●

In Print's digital printing businesses, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue. The PROSPER Inkjet Systems business is expected to continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet. Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging. The first flexible packaging printing system utilizing Kodak’s ULTRASTREAM inkjet technology was placed during the second quarter of 2022. In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak’s ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint. Kodak's Electrophotographic Printing Solutions business ceased manufacturing NEXFINITY and ASCEND printers effective December 2022. Kodak will continue to offer ink and other consumables as well as provide service to its installed base of printers.

[37]

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

[38]

RESULTS OF OPERATIONS

2023 COMPARED TO 2022

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
		% of		% of
(in millions)	2023	Sales	2022	Sales	$ Change
Revenues	$278		$290		$(12)
Cost of revenues	228		257		(29)
Gross profit	50	18%	33	11%	17
Selling, general and administrative expenses	34	12%	43	15%	(9)
Research and development costs	9	3%	9	3%	—
Restructuring costs and other	1	0%	—	0%	1
Other operating expense	1	0%	—	0%	1
Income (loss) from operations before interest expense, pension income excluding service cost component, other (income) charges, net and income taxes	5	2%	(19)	(7)%	24
Interest expense	11	4%	9	3%	2
Pension income excluding service cost component	(40)	(14)%	(30)	(10)%	(10)
Other (income) charges, net	(7)	(3)%	3	1%	(10)
Income (loss) from operations before income taxes	41	15%	(1)	(0)%	42
Provision for income taxes	8	3%	2	1%	6
NET EARNINGS (LOSS)	$33	12%	$(3)	(1)%	$36

Revenue

For the three months ended March 31, 2023 revenues declined $12 million compared with the same period in 2022, driven by lower volume in Print and Advanced Materials and Chemicals ($40 million and $2 million, respectively) and unfavorable foreign exchange impact ($10 million) partially offset by improved pricing and product mix within Print ($30 million) and Advanced Materials and Chemicals ($10 million). See segment discussions for additional details.

[39]

Gross Profit

Gross profit for the three months ended March 31, 2023 improved $17 million compared with the same period in 2022, primarily due to improved pricing and product mix within Print ($30 million) and Advanced Materials and Chemicals ($10 million). These favorable impacts were partially offset by higher manufacturing costs and lower volume in Print ($13 million), unfavorable manufacturing costs in Advanced Materials and Chemicals ($3 million) and an unfavorable foreign exchange impact ($2 million).  The improvements in gross profit were partially offset by the net change in employee benefit and workers' compensation reserves ($4 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $9 million in the three months ended March 31, 2023 compared to the prior year period primarily due to $10 million of income in the quarter ended March 31, 2023 representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation.

Research and Development Costs

Consolidated R&D expenses were flat for the three months ended March 31, 2023.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component increased $10 million in the three months ended March 31, 2023. Refer to Note 11, "Retirement Plans and Other Postretirement Benefits".

Other (income) charges, net

For details, refer to Note 9, "Other (Income) Charges".

REPORTABLE SEGMENTS

Change in Segments
Effective February 2023 Kodak changed its organizational structure. The Traditional Printing segment and the Digital Printing segment were combined into one segment, named the Print segment. No changes were made to Kodak's other segments.

Kodak has three reportable segments: Print, Advanced Materials and Chemicals and Brand. A description of Kodak’s reportable segments follows.

Print: The Print segment is comprised of five lines of business: the Prepress Solutions business, the PROSPER business, the Software business, the Electrophotographic Printing Solutions business and the VERSAMARK business.

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

[40]

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2023	2022
Print	$209	$228
Advanced Materials and Chemicals	61	54
Brand	4	4
All Other	4	4
Consolidated total	$278	$290

Segment Operational EBITDA and Consolidated Earnings (Loss) from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2023	2022
Print	$6	$(7)
Advanced Materials and Chemicals	—	(3)
Brand	3	3
Depreciation and amortization	(8)	(7)
Restructuring costs and other	(1)	—
Stock based compensation	(4)	(2)
Consulting and other costs (1)	10	(2)
Idle costs (2)	—	(1)
Other operating expense (3)	(1)	—
Interest expense (3)	(11)	(9)
Pension income excluding service cost component (3)	40	30
Other income (charges), net (3)	7	(3)
Consolidated earnings (loss) from operations before income taxes	$41	$(1)

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs include $10 million of income in the three months ended March 31, 2023 representing insurance reimbursement of legal costs. Kodak received $15 million of insurance reimbursement proceeds in the first quarter of 2023, of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

[41]

Kodak increased employee benefit reserves by approximately $1 million in the three months ended March 31, 2023 composed of an increase in workers' compensation reserves ($2 million) driven by changes in discount rates partially offset by a decrease in other employee benefit reserves ($1 million), primarily driven by a reduction in bonus accruals. The increase in reserves in the three months ended March 31, 2023 impacted gross profit by approximately $1 million.

Kodak decreased workers’ compensation reserves by approximately $4 million in the three months ended March 31, 2022, driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2022 impacted gross profit by approximately $3 million and SG&A expenses by approximately $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings (loss) before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense, other operating expense, net and other income (charges), net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses. The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP. Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

PRINT SEGMENT

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change
Revenues	$209	$228	$(19)

Operational EBITDA	$6	$(7)	$13
Operational EBITDA as a % of revenues	3%	(3)%

Revenues

The decrease in Print revenues for the three months ended March 31, 2023 of approximately $19 million reflected lower volumes in Prepress consumables ($33 million), Electrophotographic Printing Solutions consumables ($3 million), Prepress equipment and PROSPER annuities (each $1 million) as well as unfavorable foreign exchange impact ($9 million) partially offset by improved pricing in Prepress Solutions consumables ($25 million) and PROSPER annuities ($1 million) and improved pricing and product mix in Prepress equipment ($2 million).

[42]

Operational EBITDA

Print Operational EBITDA for the three months ended March 31, 2023 improved $13 million reflecting price improvements in Prepress Solutions consumables ($25 million), higher margins on PROSPER equipment ($1 million) and lower SG&A and R&D costs ($1 million in total) partially offset by increased manufacturing costs ($13 million) driven by lower volumes and increases in other costs such as utilities, transportation and supplies, and the net impact of changes in employee benefit and workers' compensation reserves ($3 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change
Revenues	$61	$54	$7

Operational EBITDA	$—	$(3)	$3

Revenues

Advanced Materials and Chemicals revenues for the three months ended March 31, 2023 improved $7 million primarily from pricing improvements in Industrial Film and Chemicals and Motion Picture ($9 million and $1 million, respectively), partially offset by reduced volume in Industrial Film and Chemicals ($3 million) and unfavorable foreign exchange impact ($1 million).

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved $3 million for the three months ended March 31, 2023 reflecting pricing improvements as well as higher margins in Industrial Film and Chemicals ($9 million and $1 million, respectively) partially offset by increased manufacturing costs ($3 million), higher SG&A costs ($1 million) and the net impact of changes in employee benefit and workers' compensation reserves ($2 million).

[43]

BRAND SEGMENT

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change
Revenues	$4	$4	$—

Operational EBITDA	$3	$3	$—

There were no changes in Brand revenues or Operational EBITDA for the three months ended March 31, 2023 compared to the prior year quarter.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $1 million of charges for the three months ended March 31, 2023 in Restructuring costs and other in the Consolidated Statement of Operations which consisted of $3 million of severance charges partially offset by a reduction of $2 million in contractual obligations recorded in the fourth quarter of 2022 related to the cessation of manufacturing of the Electrophotographic Printing Solutions equipment products.  During the first quarter of 2023, Kodak settled certain obligations for open purchase orders for less than the contractual amounts.

Kodak made cash payments related to restructuring of approximately $3 million during the three months ended March 31, 2023.

The restructuring actions implemented in the first three months of 2023 are expected to generate future annual cash savings of approximately $3 million, which are expected to reduce future annual SG&A and Cost of revenues expenses by $2 million and $1 million, respectively. The majority of the annual savings are expected to be in effect by the end of the second quarter of 2023 as actions are completed.

[44]

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $225 million, an increase of $8 million from December 31, 2022.

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

Available liquidity includes cash balances and the Excess Availability under the 2023 Amended ABL Credit Agreement (see below for the definition of Excess Availability). The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At March 31, 2023 and December 31, 2022 approximately $146 million and $152 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $79 million and $65 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of March 31, 2023 and December 31, 2022, outstanding inter-company loans to the U.S. were $394 million and $399 million, respectively, which include short-term inter-company loans from Kodak’s international finance center of $104 million and $109 million, respectively. In China, where approximately $28 million and $24 million of cash and cash equivalents was held as of March 31, 2023 and December 31, 2022, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the 2023 Amended ABL Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the 2023 Amended ABL Credit Agreement.

[45]

The Company’s Hong Kong subsidiary has an $80 million inter‐company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The inter‐company loan is required to be repaid in the next two years in four equal installments, with the first $20 million installment due by November 16, 2023 and the remaining installments due in 2024. The amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced. If the inter‐company loan is not extended, refinanced or amended and the Hong Kong subsidiary does not pay any of the installments by the end of the 30‐day grace period following notice by the Chinese subsidiary after a failure to pay on the due date of such installment, the Hong Kong subsidiary would default on the inter‐company loan. Such a default may cause a cross‐default under the Company’s other credit facilities unless requisite waivers are obtained. The Company intends to pursue alternatives that will allow it and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity.

The maturity date of the 2023 Amended ABL Credit Agreement and the 2023 Amended L/C Agreement is June 12, 2024 or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company's Term Loans, 2021 Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing. Should the Company not amend, refinance or extend the 2023 Amended ABL Credit Agreement prior to its maturity date, then upon the occurrence of the termination date under the 2023 Amended ABL Credit Agreement the obligations thereunder will become due, and the Company will need to provide alternate collateral in place of the letters of credit issued under the 2023 Amended ABL Credit Agreement.   In addition, on February 26, 2024 the aggregate amount of commitments under the 2023 Amended ABL Credit Agreement will decrease from $90 million to $81 million.  At that time, the Company will need to provide alternate collateral for any letters of credit issued under the 2023 Amended ABL Credit Agreement in excess of $81 million.

Under both the 2023 Amended ABL Credit Agreement and the 2023 Amended L/C Facility Agreement the Company is required to maintain Minimum Liquidity of at least: (a) $50 million on a daily basis, subject to certain cure rights, and (b) $80 million at the end of each quarter. The Company maintained quarterly Minimum Liquidity of $143 million and $150 million at March 31, 2023 and December 31, 2022, respectively, and maintained daily Minimum Liquidity in excess of the $50 million threshold.  If Minimum Liquidity falls below the required minimum amounts an Event of Default would occur and the Agent will have the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be immediately terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the 2023 Amended ABL Credit Agreement to be immediately due and payable.

Kodak's cash flows continue to be negatively impacted by supply chain disruptions, shortages in materials and labor, increased labor, commodity and distribution costs and slowdown in customer demand related to global economic conditions. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements that have largely been implemented during 2022 have positively impacted Kodak’s operations during the first quarter of 2023. The economic uncertainty surrounding the current inflationary environment and other global events represents additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the war in Ukraine, and other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, or how quickly and to what extent normal economic and operating conditions can resume.

Kodak's plans to return to sustainable positive cash flow include growing revenues profitably through pricing actions, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in information technology systems to drive operational efficiencies, generating cash from selling and leasing underutilized assets and implementing ways to reduce cash collateral needs.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs for the next twelve months, to maintain compliance with the Minimum Liquidity provisions under the Credit Agreements and to provide the flexibility to respond as necessary to ordinary changes in the business and economic environment. Kodak’s ability to adequately fund its long‐term liquidity and capital requirements will be dependent on amending, refinancing or extending the maturity date of the 2023 Amended ABL Credit Agreement and 2023 Amended L/C Facility Agreement, or finding alternative collateral in place of the letters of credit issued under such facilities, managing world‐wide cash through intercompany loans, distributions or other mechanisms while minimizing the impact on U.S. liquidity, generating positive cash flows from operations or obtaining additional financing to fund its growth investments.

[46]

2023 Amended and Restated ABL Credit Agreement

The Company had approximately $58 million letters of credit outstanding under the 2023 Amended ABL Credit Agreement and Amended ABL Credit Agreement as of both March 31, 2023 and December 31, 2022.

2023 Amended Letter of Credit Facility Agreement

The Company had approximately $43 million letters of credit outstanding under the L/C Facility Agreement as of both March 31, 2023 and December 31, 2022. The letters of credit under the 2023 L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral). The L/C Cash Collateral was $44 million at both March 31, 2023 and December 31, 2022, which was classified as Restricted Cash.

Under both the 2023 Amended ABL Credit Agreement and 2023 Amended L/C Agreement the Company is required to maintain Excess Availability above the greater of 12.5% of lender commitments or $11.25 million ($11.25 million as of both March 31, 2023 and December 31, 2022), which is tested at the end of each month. Excess Availability was $21 million as of both March 31, 2023 and December 31, 2022. If Excess Availability falls below the greater of 12.5% of lender commitments or $11.25 million a Fixed Charge Coverage Ratio Trigger Event would occur.  During any Fixed Charge Coverage Ratio Trigger Event, the Company would be required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

If Excess Availability falls below the greater of 12.5% of lender commitments or $11.25 million, Kodak may, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, become subject to cash dominion control. Since Excess Availability was greater than 12.5% of lender commitments at March 31, 2023 and December 31, 2022, Kodak is not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

If Excess Availability falls below the greater of 12.5% of lender commitments or $11.25 million and the Fixed Charge Coverage Ratio is less than 1.0 to 1.0, an Event of Default would occur and the Agent has the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the Credit Agreements to be due and payable.

Kodak intends to continue to maintain Excess Availability above the minimum threshold. The borrowing base is supported by Eligible Receivables, Eligible Inventory and Eligible Equipment. As noted above, since Excess Availability was the greater of 12.5% of lender commitments or $11.25 million, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. As of March 31, 2023 Consolidated EBITDA (minus Capital Expenditures and income taxes paid in cash) (as defined in the 2023 Amended ABL Credit Agreement) exceeded Fixed Charges by approximately $9 million, therefore the Fixed Charges Coverage Ratio was more than 1.0 to 1.0.

	March 31,	December 31,
(in millions)	2023	2022
Cash, cash equivalents and restricted cash	$294	$286

Cash Flow Activity

	Three Months Ended
	March 31,
(in millions)	2023	2022	Year-Over-Year Change
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$14	$(43)	$57
Cash flows from investing activities:
Net cash used in investing activities	(5)	(5)	—
Cash flows from financing activities:
Net cash used in financing activities	(1)	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$8	$(49)	$57

[47]

Operating Activities

Net cash used in operating activities decreased $57 million for the three months ended March 31, 2023 as compared with the corresponding period in 2022 primarily due to improved earnings, proceeds from insurance reimbursements and a refund from a governmental authority, decreased investment in inventory and a decrease in trade receivables, partially offset by a lower reduction in trade payables. During the quarter ended March 31, 2023, Kodak received $15 million of insurance reimbursement proceeds of legal costs previously paid by the Company associated with investigations and litigation matters and a $9 million refund from a governmental authority.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was the same as the corresponding period in 2022.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was the same as the corresponding period in 2022.

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 8.5% per annum and holders of the Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. The 2021 Convertible Notes do not require any debt service until maturity on May 28, 2026 and holders of the Series C Preferred Stock are entitled to cumulative dividends payable quarterly “in-kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum. All interest and dividends have been paid when due.

Other Collateral Requirements
The New York State Workers’ Compensation Board (“NYSWCB”) requires security deposits related to self‐insured workers’ compensation obligations, which security deposits are recalculated annually. Due to changes in 2019 to the manner in which the required security deposit is determined, the Company has been required to post additional collateral over the last several years. At December 31, 2022, the Company had posted $75.0 million of collateral, representing 107% of the Company’s undiscounted actuarial workers’ compensation obligations. Based on informal communications with representatives of the NYSWCB, the Company understands the NYSWCB may adopt a financial contingency requirement based on the self‐insured’s credit rating that could obligate the Company to post up to an additional $38 million of collateral as early as December 2023. The Company believes no financial contingency is appropriate where the security deposit is already 107% of the undiscounted actuarial liability; however, the Company cannot predict the financial contingency methodology that will be adopted by the NYSWCB, if any. Any additional security deposit required based on a financial contingency concept adopted by the NYSWCB would reduce the Company’s liquidity to the extent the Company is unable to obtain some form of relief from such requirement.

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

As a result of the Company’s credit ratings, during the second quarter of 2020 two surety bond holders notified the Company they required approximately $9 million of incremental collateral. The Company reduced the surety bond value by approximately $9 million in July 2020 with an equivalent increase to an existing letter of credit with the New York Workers’ Compensation Board. The Company could be required to provide up to $4 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

[48]

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $4 million to its defined benefit pension and postretirement benefit plans in the first three months of 2023.  For the balance of 2023, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $9 million.

Capital Expenditures

Cash flow from investing activities included $5 million of capital expenditures for the three months ended March 31, 2023. Kodak expects approximately $30 million to $40 million of total capital expenditures for 2023.

Critical Accounting Policies and Estimates

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The accounting policies most critical to the preparation of the consolidated financial statements and that require the most difficult, subjective or complex judgments are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  There have been no material changes in the Company's critical accounting policies or estimates since December 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in the 2022 Form 10-K, Kodak operates and conducts business in many foreign countries and as a result is exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact sales and net income.  For a discussion of the Company's exposure to market risk and how market risk is mitigated, refer to Part I, Item 1A "Risk Factors" and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", contained in the 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

In the first quarter of 2023, Kodak upgraded its global enterprise resource planning ("ERP") system as part of a multi-year project to modernize and enhance the Company’s global information technology systems, to improve and standardize business and financial processes and to increase the efficiency and effectiveness of financial planning and reporting. As part of this upgrade, Kodak changed or modified the design of certain processes within its existing ERP system, however, these changes did not materially affect the Company’s internal controls over financial reporting.  Other than the ERP system implementation, there have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

[49]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part I, Item 1, “Financial Statements” for information regarding certain legal proceedings in which Kodak is involved.

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A. of the 2022 Form 10-K for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2023

None.

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2023

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
January 1 through 31	5,592	$3.50	n/a	n/a
February 1 through 28	19,076	3.63	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	24,668	$3.60

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

[50]

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

*(10.1)

Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015 and revised as of February 16, 2023 (Incorporated by reference to Exhibit (10.21) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed on March 16, 2023).

(10.2)

Amendment No. 5 to Amended and Restated Credit Agreement (including attached Amended and Restated Credit Agreement), dated as of March 14, 2023, by and among Eastman Kodak Company, certain Lenders named therein, the Guarantors named therein and Bank of America, N.A., as agent (Incorporated by reference to Exhibit (10.27) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed on March 16, 2023).

(10.3)

Amendment No. 1 to Letter of Credit Facility Agreement, dated as of March 14, 2023, by and among Eastman Kodak Company, the Lenders named therein, the Guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, and Bank of America, N.A., as issuing bank (Incorporated by reference to Exhibit (10.30) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed on March 16, 2023).

[51]

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

EASTMAN KODAK COMPANY
(Registrant)

Date: May 9, 2023	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[53]