Form 10-Q
period 2023-06-30
EASTMAN KODAK CO
filed 2023-08-08
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2023
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
(800) 356-3259
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

As of August 1, 2023, the registrant had 79,473,557 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2023

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Sales	$242	$266	$468	$500
Services	53	55	105	111
Total revenues	295	321	573	611
Cost of revenues
Sales	195	234	388	454
Services	37	36	72	73
Total cost of revenues	232	270	460	527
Gross profit	63	51	113	84
Selling, general and administrative expenses	40	41	74	84
Research and development costs	9	9	18	18
Restructuring costs and other	5	—	6	—
Other operating income	(1)	—	—	—
Earnings (loss) from operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	10	1	15	(18)
Interest expense	11	10	22	19
Pension income excluding service cost component	(41)	(27)	(81)	(57)
Other charges (income), net	3	(1)	(4)	2
Earnings from operations before income taxes	37	19	78	18
Provision (benefit) for income taxes	2	(1)	10	1
NET EARNINGS	$35	$20	$68	$17

Basic net earnings per share attributable to Eastman Kodak Company common shareholders	$0.35	$0.20	$0.68	$0.13
Diluted net earnings per share attributable to Eastman Kodak Company common shareholders	$0.32	$0.19	$0.63	$0.12

Number of common shares used in basic and diluted net earnings per share
Basic	79.4	78.9	79.3	78.8
Diluted	93.0	90.2	92.7	80.4

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET EARNINGS	$35	$20	$68	$17
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(11)	(10)	(12)	(5)
Pension and other postretirement benefit plan obligation activity, net of tax	(123)	110	(129)	110
Other comprehensive (loss) income, net of tax	(134)	100	(141)	105
COMPREHENSIVE (LOSS) INCOME, NET OF TAX	$(99)	$120	$(73)	$122

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2023	2022
ASSETS
Cash and cash equivalents	$223	$217
Trade receivables, net of allowances of $8 and $7, respectively	161	177
Inventories, net	252	237
Other current assets	36	48
Current assets held for sale	—	2
Total current assets	672	681
Property, plant and equipment, net of accumulated depreciation of $463 and $450, respectively	155	154
Goodwill	12	12
Intangible assets, net	26	28
Operating lease right-of-use assets	36	39
Restricted cash	62	62
Pension and other postretirement assets	1,179	1,233
Other long-term assets	79	76
TOTAL ASSETS	$2,221	$2,285

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$129	$134
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	14	15
Other current liabilities	148	143
Total current liabilities	292	293
Long-term debt, net of current portion	324	316
Pension and other postretirement liabilities	231	230
Operating leases, net of current portion	28	31
Other long-term liabilities	172	171
Total liabilities	1,047	1,041

Commitments and Contingencies (Note 7)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	207	203

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,159	1,160
Treasury stock, at cost	(11)	(11)
Accumulated deficit	(502)	(570)
Accumulated other comprehensive income	321	462
Total shareholders’ equity	967	1,041
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,221	$2,285

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net earnings	$68	$17
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	16	14
Pension income	(72)	(49)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	2	(1)
Non-cash changes in workers' compensation and employee benefit reserves	—	(8)
Stock based compensation	5	3
Gain on sale of assets	(1)	—
Increase (decrease) in deferred taxes	1	(2)
Decrease (increase) in trade receivables	17	(26)
Decrease in miscellaneous receivables	7	2
Increase in inventories	(11)	(54)
(Decrease) increase in trade payables	(7)	17
Decrease in liabilities excluding borrowings and trade payables	(9)	(17)
Other items, net	5	1
Total adjustments	(47)	(120)
Net cash provided by (used in) operating activities	21	(103)
Cash flows from investing activities:
Additions to properties	(11)	(9)
Net cash used in investing activities	(11)	(9)
Cash flows from financing activities:
Net proceeds from Term Loan Credit Agreement	—	49
Preferred stock cash dividend payments	(2)	(2)
Net cash (used in) provided by financing activities	(2)	47
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	6	(70)
Cash, cash equivalents and restricted cash, beginning of period	286	423
Cash, cash equivalents and restricted cash, end of period	$292	$353

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Six-Month Period Ending June 30, 2023
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	$1,041	$203
Net earnings	—	—	33	—	—	33	—
Other comprehensive (loss) income, (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments				(6)		(6)
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	4	—	—	—	4	—
Equity (deficit) as of March 31, 2023	$—	$1,161	$(537)	$455	$(11)	$1,068	$205
Net earnings	—	—	35	—	—	35	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(11)	—	(11)	—
Pension and other postretirement liability adjustments	—	—	—	(123)	—	(123)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2023	$—	$1,159	$(502)	$321	$(11)	$967	$207

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

Reclassifications

Certain amounts from previous periods have been reclassified to conform to the current period classification due to Kodak's new organization structure as of February 2023.  Refer to Note 17, "Segment Information" and Note 9, "Revenue" for additional information.

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

[9]

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$223	$217
Restricted cash reported in Other current assets	7	7
Restricted cash	62	62
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$292	$286

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities.

Restricted cash included $43 million and $44 million as of June 30, 2023 and December 31, 2022, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”). In addition, Restricted cash as of both  June 30, 2023 and December 31, 2022 included an escrow of $5 million in China to secure various ongoing obligations under the agreements for a strategic relationship with Lucky HuaGuang Graphics Co. Ltd. Restricted cash also included $6 million of security posted related to Brazilian legal contingencies as of both  June 30, 2023 and December 31, 2022, respectively, and $5 million of cash collateral posted in the United Kingdom for a letter of credit for aluminum purchases as of both  June 30, 2023 and  December 31, 2022, respectively.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2023	2022
Finished goods	$108	$98
Work in process	73	64
Raw materials	71	75
Total	$252	$237

NOTE 4: DEBT AND CREDIT FACILITIES

Term Loan Credit Agreement

On February 26, 2021, the Company entered into a Credit Agreement (the “Existing Term Loan Credit Agreement”) with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Agent”). Pursuant to the Existing Term Loan Credit Agreement, the Term Loan Lenders provided the Company with (i) an initial term loan in the amount of $225 million, which was drawn in full on the same date, and (ii) a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023 (collectively, the “Term Loans”). The delayed draw term loans were drawn in full on June 15, 2022. The maturity date of the Term Loans was February 26, 2026, and the Term Loans were non‐amortizing.

On June 30, 2023, the Company and certain of its subsidiaries (the “Subsidiary Guarantors”) entered into an amendment (the “Term Loan Amendment”) to the Existing Term Loan Credit Agreement (the Existing Term Loan Credit Agreement, as amended and restated by the Term Loan Amendment, the “Amended and Restated Term Loan Credit Agreement”), with certain funds affiliated with KLIM as lenders (the “Refinancing Term Loan Lenders”) and the Agent.

[10]

Subject to the terms and conditions of the Term Loan Amendment, the Refinancing Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Refinancing Term Loans”).

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Refinancing Term Loans. The Company received net proceeds of $435 million from the Refinancing Term Loans which were used to (i) refinance the obligations under the Existing Term Loan Credit Agreement, (ii) repay in full and terminate the commitments under the Company’s asset-based revolving credit facility made available pursuant to the 2023 Amended ABL Credit Agreement as defined below, (iii) repay in full the Company’s outstanding 5.0% unsecured convertible promissory notes due May 28, 2026 (the "Convertible Notes") held by the Term Loan Lenders, (iv) pay certain fees and expenses related to the foregoing and the Amended and Restated L/C Facility Agreement (defined below), (v) provide cash collateral in respect of the Amended and Restated L/C Facility Agreement, as described below, or other collateral obligations, and (vi) the remaining net proceeds of $29 million for general corporate purposes and working capital needs of the Company and its subsidiaries.

The Term Loan Amendment also amended and restated the Existing Term Loan Credit Agreement to, among other things, (i) extend the maturity date to the earlier of August 15, 2028 or the date that is 91 days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Series B Preferred Stock or Series C Preferred Stock or any extensions or refinancings of any of the foregoing, (ii) make certain other changes to the terms of the Existing Term Loan Credit Agreement and (iii) make certain other changes to the terms of the Guarantee and Collateral Agreement, dated as of February 26, 2021, among the Company, the Subsidiary Guarantors and the Agent.

The Refinancing Term Loans bear interest at a rate of 7.5% per annum payable in cash and 5.0% per annum payable “in-kind” or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum. Obligations under the Amended and Restated Term Loan Credit Agreement are secured by a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting L/C Cash Collateral, as defined below (collectively, the “Term Loan Priority Collateral”) and a second priority lien on the L/C Cash Collateral.

The Amended and Restated Term Loan Credit Agreement continues to limit, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Amended and Restated Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments.  The Amended and Restated Term Loan Credit Agreement does contain customary affirmative covenants, including delivery of certain of the Company’s financial statements, and customary event of default provisions, including a cross-default provision that would give rise to an event of default if there is a default under or acceleration of “Material Indebtedness” other than inter-company indebtedness. Material Indebtedness includes obligations having a principal amount of at least $20 million (increasing to $25 million if the Refinancing Term Loans are paid down to $200 million, which is referred to as the “Deleveraging Milestone Date”). The Amended and Restated Term Loan Credit Agreement does not include a financial maintenance covenant or any subjective acceleration clauses.

On an annual basis, the Company will prepay, within 10 business days following the filing of annual Form 10-K, outstanding Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Amended and Restated Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $60 million, or $85 million after the Deleveraging Milestone Date.  In addition to customary prepayment covenants, the Company is also required to use the Net Proceeds from the monetization of Target Non-Core Assets as such terms are defined in the Amended and Restated Term Loan Credit Agreement to make prepayments subject to certain exceptions.

[11]

Board Rights Agreement

On June 30, 2023, in connection with the execution of the Term Loan Amendment, the Company entered into an amendment (the "Board Rights Agreement Amendment") to the letter agreement with KLIM, dated February 26, 2021 (the “Existing Board Rights Agreement”). Pursuant to the Board Rights Agreement Amendment, KLIM's right to nominate one individual for election as a member of the Company’s board of directors will last until the date on which KLIM ceases to hold at least $200 million of the original principal amount of Refinancing Term Loans. The individual nominated pursuant to the Existing Board Rights Agreement was appointed to the Company's Board of Directors on April 1, 2021 and has been elected to serve one‐year terms at each of the annual meetings since May 19, 2021.

Convertible Notes

On February 26, 2021, the Company entered into a Securities Purchase Agreement with certain funds affiliated with KLIM as lenders (the “Buyers”) pursuant to which the Company sold to the Buyers $25 million aggregate principal amount of the Company’s Convertible Notes in a private placement transaction. The maturity date of the Convertible Notes was  May 28, 2026.  On July 21, 2023, the Company repaid in full the Company’s outstanding Convertible Notes in an aggregate original principal amount of $25 million plus accrued paid-in-kind or unpaid cash interest. The Convertible Notes were terminated and the Company’s obligations under the Convertible Notes were cancelled.

The Convertible Notes bore interest at a rate of 5.0% per annum, which was payable in cash on the maturity (or repayment) date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date had the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore was considered payable-in-kind ("PIK"). PIK was being added to the carrying value of the debt through the term. Interest expense was being recorded using the effective interest method.

Conversion Features

The Buyers had the right to elect at any time to convert the Convertible Notes into shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), at an initial conversion rate equal to 100 shares of Common Stock per each $1,000 principal amount of the Convertible Notes (based on an initial conversion price equal to $10.00 per share of Common Stock). The conversion rate and conversion price were subject to certain customary anti-dilution adjustments.

If the closing price of the Common Stock equaled or exceeded $14.50 (subject to adjustment in the same manner as the conversion price) for 45 trading days within any period of 60 consecutive trading days, the Company had the right to cause the mandatory conversion of the Convertible Notes into shares of Common Stock.

In the event of certain fundamental transactions, the Buyers had the right, within a period of 30 days following the occurrence of such transaction, to elect to either require prepayment of the Convertible Notes at par plus accrued and unpaid interest or convert all or a portion of the Convertible Notes into shares of Common Stock at the conversion rate then in effect plus any additional shares based on the price per share of Common Stock in connection with the fundamental transaction, or to receive the shares of a successor entity, if any.

Embedded Derivatives

The Company allocated $12 million of the net proceeds received from the issuance of the Convertible Notes to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative was being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative at  June 30, 2023 and December 31, 2022 was a liability of $4 million and $2 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 19, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes at  June 30, 2023 and December 31, 2022 was $19 million and $18 million, respectively. The Convertible Notes unamortized discount at June 30, 2023 and December 31, 2022 was $8 million and $9 million, respectively. The estimated fair value of the Convertible Notes as of June 30, 2023 and  December 31, 2022 was $20 million and $16 million, respectively, (Level 3). The carrying value was being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

[12]

Amended and Restated ABL Credit Agreement

On March 14, 2023, the Company and the Subsidiary Guarantors entered into amendment No. 5 to the Amended and Restated Credit Agreement (the “2023 Amended ABL Credit Agreement") with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and collateral agent to, among other things: (i) extend the maturity date of the Company's asset based loan facility from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended L/C Facility Agreement (as defined below) or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing; (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million, and (iii) on February 26, 2024, decrease the aggregate amount of commitments from $90 million to $81 million. Each of the capitalized but undefined terms used in the context of describing the 2023 Amended ABL Credit Agreement has the meaning ascribed to such term in the 2023 Amended ABL Credit Agreement.

If Minimum Liquidity fell below the daily or quarterly required minimum an Event of Default would have occurred, in which case the Agent had the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the 2023 Amended ABL Credit Agreement to be due and payable.

On July 21, 2023, the Company used the net proceeds from the Refinancing Term Loans to repay in full the amounts outstanding under its 2023 Amended ABL Credit Agreement (the “ABL Prepayment”). Upon the administrative agent’s receipt in full of the ABL Prepayment, the Existing ABL Credit Agreement was terminated and the lenders’ security interest in any of the Company’s or its subsidiaries assets or property securing the Existing ABL Credit Agreement was released.

The revolving loans bore interest at the rate of 3.50%‐4.00% per annum based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator).  The Company paid an unused line fee of 37.5‐50 basis points per annum, depending on whether the unused portion of the maximum amount available is less than or equal to 50% or greater than 50%, respectively. The Company paid a letter of credit fee of 3.50%‐4.00% per annum, based on Excess Availability, on issued and outstanding letters of credit, in addition to a fronting fee of 25 basis points on such letters of credit.

Obligations under the 2023 Amended ABL Credit Agreement were secured by: (i) a first priority lien on assets of the Company and the Subsidiary Guarantors constituting cash (other than L/C Cash Collateral, as defined below), accounts receivable, inventory, machinery and equipment and certain other assets (the “ABL Priority Collateral”) and (ii) a second priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) other than the ABL Priority Collateral, including the L/C cash collateral and 100% of the stock of material U.S. subsidiaries and 65% of the stock of material foreign subsidiaries.

The 2023 Amended ABL Credit Agreement limited, among other things, the ability of the Company and its Restricted Subsidiaries to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. The 2023 Amended ABL Credit Agreement leaves in place customary affirmative covenants, including delivery of certain of the Company’s financial statements set forth therein.

Quarterly Minimum Liquidity was $143 million and $150 million at March 31, 2023 and  December 31, 2022, respectively, and daily Minimum Liquidity exceeded the $50 million threshold.  Quarterly Minimum Liquidity as of June 30, 2023 was not required to be calculated or furnished to the Lenders as the 2023 Amended ABL Credit Agreement was terminated on July 21, 2023.

The Company was required to maintain Excess Availability above the greater of 12.5% of lender commitments ($11.25 million at both  May 31, 2023 and  December 31, 2022) which was tested at the end of each month. Excess Availability was $17 million and $21 million as of  May 31, 2023 and  December 31, 2022, respectively.  Excess Availability as of June 30, 2023 was not required to be calculated or furnished to the Lenders as the 2023 Amended ABL Credit Agreement was terminated on July 21, 2023.

[13]

If Excess Availability fell below the greater of 12.5% of lender commitments or $11.25 million, a Fixed Charge Coverage Ratio Trigger Event would have occurred. During any Fixed Charge Coverage Ratio Trigger Event, the Company was required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0. If Excess Availability fell below the greater of 12.5% of lender commitments or $11.25 million, Kodak could, in addition to the requirement to be in compliance with the minimum Fixed Charge Coverage Ratio, have become subject to cash dominion control. Since Excess Availability was greater than 12.5% of lender commitments or $11.25 million at May 31, 2023 and December 31, 2022, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.

If Excess Availability fell below the greater of 12.5% of lender commitments or $11.25 million and the Fixed Charge Coverage Ratio was less than 1.0 to 1.0, an Event of Default would have occurred and the Agent would have had the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the 2023 Amended ABL Credit Agreement to be due and payable.

As noted above, since Excess Availability was the greater of 12.5% of lender commitments or $11.25 million, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of March 31, 2023 Consolidated EBITDA (minus Capital Expenditures and income taxes paid in cash) (as defined in the 2023 Amended ABL Credit Agreement) exceeded Fixed Charges by approximately $9 million, therefore the Fixed Charge Coverage Ratio was more than 1.0 to 1.0.  The Fixed Charge Coverage Ratio as of June 30, 2023 was not required to be calculated or furnished to the Lenders as the 2023 Amended ABL Credit Agreement was terminated on July 21, 2023.

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) provided an unconditional guarantee (and any such future subsidiaries were required to provide an unconditional guarantee) of the obligations of the Company under the Credit Agreements (as defined below).

Letter of Credit Facility Agreement

On February 26, 2021, the Company and the Subsidiary Guarantors entered into a Letter of Credit Facility Agreement (the “L/C Facility Agreement”, and together with the 2023 Amended ABL Credit Agreement, the “Credit Agreements”) among the Company, the Subsidiary Guarantors, the lenders party thereto (the “L/C Lenders”), Bank of America, N.A., as agent, and Bank of America, N.A., as issuing bank. Pursuant to the L/C Facility Agreement, the L/C Lenders committed to issue letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, provided that the Company posts cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

On March 14, 2023, the Company entered into an amendment to the L/C Facility Agreement (the “2023 Amended L/C Facility Agreement") to, among other things: (i) extend the maturity date of the L/C Facility Agreement from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended ABL Credit Agreement, as applicable, or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancing of any of the foregoing and (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million.  Each of the capitalized but undefined terms used in the context of describing the 2023 Amended L/C Facility Agreement has the meaning ascribed to such term in the 2023 Amended L/C Facility Agreement.

As with the 2023 Amended ABL Credit Agreement, the 2023 Amended L/C Facility Agreement required the Company to maintain Excess Availability above the greater of 12.5% of lender commitments or $11.25 million. If Excess Availability fell below the greater of 12.5% of lender commitments or $11.25 million, a Fixed Charge Coverage Ratio Trigger Event would have occurred under the 2023 Amended L/C Facility Agreement as with the 2023 Amended ABL Credit Agreement. During any Fixed Charge Coverage Ratio Trigger Event, the Company would have been required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

The quarterly Minimum Liquidity, Excess Availability and Fixed Charge Coverage Ratio as of June 30, 2023 were not required to be calculated or furnished to the L/C Lenders as a result of the June 2023 L/C Facility Amendment.

The Company’s obligations under the 2023 Amended L/C Facility Agreement were guaranteed by the Subsidiary Guarantors and were secured by (i) a first priority lien on the L/C Cash Collateral, (ii) a second priority lien on the ABL Priority Collateral and (iii) a third priority lien on the Term Loan Priority Collateral.

[14]

The Company issued approximately $58 million and $41 million letters of credit under the 2023 Amended ABL Agreement and L/C Facility Agreement, respectively, as of  June 30, 2023 and $58 million and $43 million, respectively, as of  December 31, 2022.  The balance on deposit in the L/C Cash Collateral account as of  June 30, 2023 and  December 31, 2022 was approximately $43 million and $44 million, respectively.

On June 30, 2023, the Company and the Subsidiary Guarantors entered into an amendment (the “June 2023 L/C Facility Amendment”) to the 2023 Amended L/C Facility Agreement (as amended and restated by the June 2023 L/C Facility Amendment, the “Amended and Restated L/C Facility Agreement”), with Bank of America, N.A., as L/C Lender, L/C Agent and Issuing Bank. The June 2023 L/C Facility Amendment became effective on July 21, 2023.

Under the terms and conditions of the June 2023 L/C Facility Amendment, the L/C Lender committed to issue additional letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, to an aggregate principal amount of commitments of up to $100 million (the “L/C Facility Commitments”), until August 30, 2023, upon which the aggregate L/C Facility Commitments will reduce to $50 million, provided that, at all times, the Company posts cash collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).  With the funding of the Refinancing Term Loans on July 21, 2023, the balance on deposit in the L/C Cash Collateral account was increased by $59 million.

The June 2023 L/C Facility Amendment also amended and restated the 2023 Amended L/C Facility Agreement to, among other things, (i) extended the maturity date to the earliest of (x) the fifth anniversary of the Restatement Date (as defined therein), (y) the date that is 90 days prior to the maturity of the Amended and Restated Term Loan Credit Agreement, as such date may be extended pursuant to the terms thereof (or the maturity date of any refinancing thereof), or (z) the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s then-outstanding Series B Preferred Stock or Series C Preferred Stock or any refinancings of any of the foregoing, (ii) eliminated the existing cash maintenance requirements, and (iii) made certain other changes to the terms of the 2023 Amended L/C Facility Agreement.

The Company’s obligations under the Amended and Restated L/C Facility Agreement are guaranteed by the Subsidiary Guarantors and are secured by (i) a first priority lien on the L/C Cash Collateral and (ii) a second priority lien on certain Term Loan Priority Collateral of the Company and U.S. subsidiary guarantors.

The L/C Facility Agreement contains certain affirmative and negative covenants similar to the affirmative and negative covenants contained in the Amended and Restated Term Loan Credit Agreement. The L/C Facility Agreement does not include a minimum liquidity or financial maintenance covenant.

The Company will pay an unused line fee of 37.5‐50 basis points per annum, depending on whether the unused portion of the maximum commitments is less than or equal to 50% or greater than 50% of such commitments, respectively. The Company will pay a letter of credit fee of 3.75% per annum on issued and outstanding letters of credit, in addition to a fronting fee of 25 basis points on such letters of credit. Amounts drawn under any letter of credit will be reimbursed from the L/C Cash Collateral. If not so reimbursed, and not otherwise repaid by the Company to the L/C Lender, such amounts will accrue interest, to be paid monthly, at a floating Base Rate (as defined in the Amended and Restated L/C Facility Agreement) plus 2.75% per annum until repaid.

NOTE 5: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	June 30,	December 31,
(in millions)	2023	2022
Series B preferred stock	$96	$95
Series C preferred stock	111	108
Total	$207	$203

[15]

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

Embedded Conversion Features

The Company allocated $1 million to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series B Preferred Stock on the date of issuance which reduced the original carrying value of the Series B Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both June 30, 2023 and December 31, 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 19, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series B Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

[16]

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

Holders of Series C Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as‐converted basis, except where a separate class vote is required by law. Holders of Series C Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.  The Investor has the right to nominate one director at each annual or special meeting of the Company’s shareholders until the earlier of the third anniversary of the execution of the Purchase Agreement and such time as the Investor and its Affiliates (as defined in the Purchase Agreement) do not hold at least a majority of the Series C Preferred Stock purchased under the Purchase Agreement.  The Investor’s nominee pursuant to this right was elected to serve one‐year terms at each of the annual meetings since May 19, 2021.

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

[17]

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series C Preferred Stock on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of both  June 30, 2023 and December 31, 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 19, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

NOTE 6: LEASES

Income recognized on operating lease arrangements for the three and six months ended June 30, 2023 and 2022 is presented below. Income recognized for sales-type lease arrangements for the three and six months ended June 30, 2023 and 2022 was less than $1 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Lease income - operating leases:
Lease income	$2	$3	$4	$5
Variable lease income	2	1	3	2
Total lease income	$4	$4	$7	$7

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company had outstanding letters of credit of $58 million and $41 million issued under the 2023 Amended ABL Credit Agreement and the 2023 Amended L/C Facility Agreement, respectively, as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $28 million, and restricted cash of $69 million, primarily related to cash collateral for the outstanding letters of credit under the 2023 Amended L/C Facility Agreement, to ensure payment of possible casualty and workers’ compensation claims, legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2023, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $125 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of June 30, 2023, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $45 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

[18]

The Company has received five requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions and alleged proxy statement disclosure deficiencies (each a “Derivative Demand”, and collectively the “Derivative Demands”) in the context of an announcement on July 28, 2020 (the “DFC Announcement”) by the U.S. International Development Finance Corporation (the “DFC”) regarding the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”).

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from  December 31, 2022 to June 30, 2023, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2022	$19
New extended warranty and maintenance arrangements deferred	44
Recognition of extended warranty and maintenance arrangement revenue	(45)
Deferred revenue on extended warranties as of June 30, 2023	$18

[20]

NOTE 9: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
June 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$148	$6	$—	$—	$154
Ongoing service arrangements	47	—	—	—	47
Total annuities	195	6	—	—	201
Equipment & software	20	—	—	—	20
Film and chemicals	—	61	—	—	61
Total Core	215	67	—	—	282
Growth products (2)	—	5	—	—	5
Other (3)	—	—	4	4	8
Total	$215	$72	$4	$4	$295

Six Months Ended
June 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$292	$12	$—	$—	$304
Ongoing service arrangements	97	—	—	—	97
Total annuities	389	12	—	—	401
Equipment & software	35	—	—	—	35
Film and chemicals	—	113	—	—	113
Total Core	424	125	—	—	549
Growth products (2)	—	8	—	—	8
Other (3)	—	—	8	8	16
Total	$424	$133	$8	$8	$573

[21]

Three Months Ended
June 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$182	$6	$—	$—	$188
Ongoing service arrangements	52	—	—	—	52
Total annuities	234	6	—	—	240
Equipment & software	18	—	—	—	18
Film and chemicals	—	51	—	—	51
Total Core	252	57	—	—	309
Growth products (2)	—	4	—	—	4
Other (3)	—	—	4	4	8
Total	$252	$61	$4	$4	$321

Six Months Ended
June 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$343	$13	$—	$—	$356
Ongoing service arrangements	105	—	—	—	105
Total annuities	448	13	—	—	461
Equipment & software	32	—	—	—	32
Film and chemicals	—	95	—	—	95
Total Core	480	108	—	—	588
Growth products (2)		7			7
Other (3)	—	—	8	8	16
Total	$480	$115	$8	$8	$611

(1)

Core includes the Print segment and the Motion Picture and Industrial Film and Chemicals businesses within the Advanced Materials and Chemicals segment, excluding coating and product commercialization services (“Coating Services”).

(2)	Growth consists of Coating Services and Advanced Materials and Functional Printing within the Advanced Materials and Chemicals segment.

(3)	Other consists of Intellectual Property Licensing ("IP Licensing"), Brand Licensing and Eastman Business Park.

[22]

Geography (1):

Three Months Ended
June 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$66	$59	$4	$4	$133
Canada	5	—	—	—	5
North America	71	59	4	4	138
Europe, Middle East and Africa	92	5	—	—	97
Asia Pacific	46	8	—	—	54
Latin America	6	—	—	—	6
Total	$215	$72	$4	$4	$295

Six Months Ended
June 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$132	$107	$8	$8	$255
Canada	8	1	—	—	9
North America	140	108	8	8	264
Europe, Middle East and Africa	181	10	—	—	191
Asia Pacific	91	15	—	—	106
Latin America	12	—	—	—	12
Total	$424	$133	$8	$8	$573

[23]

Three Months Ended
June 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$73	$46	$4	$4	$127
Canada	5	1	—	—	6
North America	78	47	4	4	133
Europe, Middle East and Africa	117	5	—	—	122
Asia Pacific	49	9	—	—	58
Latin America	8	—	—	—	8
Total	$252	$61	$4	$4	$321

Six Months Ended
June 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$135	$86	$8	$8	$237
Canada	10	1	—	—	11
North America	145	87	8	8	248
Europe, Middle East and Africa	220	9	—	—	229
Asia Pacific	98	19	—	—	117
Latin America	17	—	—	—	17
Total	$480	$115	$8	$8	$611

(1)	Sales are reported in the geographic area in which they originate.

[24]

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at both  June 30, 2023 and December 31, 2022 was $1 million and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at  June 30, 2023 and December 31, 2022 was $52 million and $51 million, respectively, of which $42 million and $40 million, respectively, was reported in Other current liabilities and $10 million and $11 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three and six months ended June 30, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $8 million and $28 million, respectively, in 2023 and $12 million and $29 million, respectively, in 2022 and primarily represented revenue from prepaid service contracts and equipment revenue recognition. Contract liabilities as of June 30, 2023 included $22 million and $27 million of cash payments received during the three and six months ended June 30, 2023, respectively. Contract liabilities as of  June 30, 2022 included $22 million and $33 million of cash payments received during the three and six months ended June 30, 2022, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2023, there was approximately $45 million of unrecognized revenue from unsatisfied performance obligations. Approximately 25% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2023, 25% in 2024, 15% in 2025 and 35% thereafter.

NOTE 10: OTHER CHARGES (INCOME)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Change in fair value of embedded conversion features derivative liability (1)	$1	$(4)	2	(1)
Loss on foreign exchange transactions	3	2	3	2
Other (2)	(1)	1	(9)	1
Total	$3	$(1)	$(4)	$2

(1)	Refer to Note 19, "Financial Instruments".
(2)

Includes interest income associated with a refund received in the first quarter of 2023 from a governmental authority in a location outside the U.S. that was previously held in order to guarantee potential tax disputes in that jurisdiction.

[25]

NOTE 11: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Earnings from operations before income taxes	$37	$19	$78	$18
Effective tax rate	5.4%	(5.3)%	12.8%	5.6%
Provision (benefit) for income taxes	2	(1)	10	1
Provision for income taxes at U.S. statutory tax rate	8	4	16	4
Difference between tax at effective vs. statutory rate	$(6)	$(5)	$(6)	$(3)

For the three and six months ended June 30, 2023, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

During the quarter ended June 30, 2023, Kodak agreed to terms with a taxing authority outside the U.S. and settled open tax audits for years 2013 through 2017. This settlement included a cash payment of $1 million which is reflected in the provision for taxes in the quarter-to-date and year-to-date periods.

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

[26]

NOTE 12: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$—	$3	$1	$7	$1	$6	$2
Interest cost	29	5	17	2	58	10	32	4
Expected return on plan assets	(64)	(5)	(44)	(3)	(128)	(10)	(88)	(7)
Amortization of:
Prior service cost (credit)	1	—	(1)	—	3	—	(3)	—
Actuarial (gain) loss	(7)	1	—	2	(14)	1	—	5
Total net pension (income) expense	$(37)	$1	$(25)	$2	$(74)	$2	$(53)	$4

The Kodak Retirement Income Plan (“KRIP”) was remeasured on May 31, 2023 due to a plan amendment which provided a lump sum service credit to eligible employees’ cash balance accounts.

As a result of the remeasurement and plan amendment, KRIP’s projected benefit obligation increased $38 million, including $9 million from a decrease in the discount rate used for the remeasurement, and $29 million due to the impact of the plan amendment. The discount rate assumption used in the May 31, 2023 remeasurement was 5.08% compared to 5.13% used in the December 31, 2022 remeasurement. The remeasurement decreased the fair value of KRIP’s plan assets by $80 million. The expected long‐term rate of return on plan assets assumption used in the May 31, 2023 remeasurement was unchanged from the rate used in the previous year‐end remeasurement (7.50%). The total impact of the remeasurement and plan amendment was a decrease in KRIP’s funded status of $118 million.

KRIP was remeasured on May 31, 2022 due to a plan amendment. The plan amendment increased the employees’ crediting rates from 9% or 10% of pay based on employee classification to 12% or 13% of pay, retroactive to January 1, 2022. The plan amendment also provided a one‐time service credit to eligible employees’ cash balance accounts.

As a result of the remeasurement, KRIP’s projected benefit obligation decreased $345 million primarily driven by an increase in the discount rate ($376 million) partially offset by the impacts from the plan amendments ($28 million) and changes in other demographic assumptions ($3 million). The discount rate assumption used in the May 31, 2022 remeasurement was 4.16% compared to 2.54% used in the December 31, 2021 remeasurement. The remeasurement decreased the fair value of KRIP’s plan assets by $236 million. The expected long‐term rate of return on plan assets assumption used in the May 31, 2022 remeasurement was unchanged from the rate used in the previous year‐end remeasurement (5.20%). The net impact of the remeasurement increased KRIP's funded status by $109 million.

[27]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net earnings	$35	$20	$68	$17
Less: Series B Preferred stock cash dividends	(1)	(1)	(2)	(2)
Less: Series C Preferred stock in-kind dividends	(2)	(1)	(3)	(2)
Less: Preferred stock deemed dividends	—	—	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	(4)	(2)	(8)	(2)
Net earnings available to common shareholders - basic	$28	$16	$54	$10

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$1	$1	$2	$—
Add back: Convertible Notes interest expense	1	—	2	—
Net earnings available to common shareholders - diluted	$30	$17	$58	$10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of shares)	2023	2022	2023	2022
Weighted average shares — basic	79.4	78.9	79.3	78.8
Effect of dilutive securities
Employee stock options	0.7	1.2	0.6	1.1
Unvested restricted stock units	0.9	0.6	0.8	0.5
Series B Preferred Stock	9.5	9.5	9.5	—
Convertible Notes	2.5	—	2.5	—
Weighted average shares — diluted	93.0	90.2	92.7	80.4

The computation of diluted earnings per share for the three and six months ended June 30, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock, (2) the assumed exercise of 4.1 million outstanding employee stock options, and (3) for the six months ended June 30, 2023 the assumed vesting of 0.7 million unvested restricted stock units because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three and six months ended June 30, 2022 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes, (2) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (3) the assumed exercise of 3.6 million outstanding employee stock options in each period because the effects would have been anti‐dilutive.

In addition, the computation of diluted earnings per share for the six months ended June 30, 2022 excluded the impact of the assumed conversion of 1.0 million shares of Series B Preferred Stock and the assumed vesting of 0.2 million unvested restricted stock units because the effects would have been anti‐dilutive.

[28]

NOTE 14: STOCK-BASED COMPENSATION

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

Common Stock

As of June 30, 2023 and December 31, 2022, there were 79.4 million and 79.1 million shares of common stock outstanding, respectively.

Preferred Stock

Preferred stock issued and outstanding as of June 30, 2023 and  December 31, 2022 consisted of 1.0 million shares of Series B Preferred Stock and 1.1 million shares of Series C Preferred Stock.

Treasury Stock

Treasury stock consisted of approximately 0.9 million shares as of both  June 30, 2023 and December 31, 2022.

[29]

NOTE 16: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income by component, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Currency translation adjustments
Currency translation adjustments	$(11)	$(10)	$(12)	$(5)

Pension and other postretirement benefit plan changes
Newly established net (loss) gain	(117)	109	(117)	109
Tax provision	—	—	—	—
Newly established net (loss) gain, net of tax	(117)	109	(117)	109
Reclassification adjustments:
Amortization of prior service cost (credit) (1)	2	(1)	3	(3)
Amortization of actuarial (gains) losses (1)	(8)	2	(15)	4
Total reclassification adjustments	(6)	1	(12)	1
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	(6)	1	(12)	1
Pension and other postretirement benefit plan changes, net of tax	(123)	110	(129)	110
Other comprehensive (loss) income	$(134)	$100	$(141)	$105

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

[30]

NOTE 17: SEGMENT INFORMATION

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

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of four lines of business: the Industrial Film and Chemicals business, the Motion Picture business, the Advanced Materials and Functional Printing business and the IP Licensing and Analytical Services business.

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Print	$215	$252	$424	$480
Advanced Materials and Chemicals	72	61	133	115
Brand	4	4	8	8
All Other	4	4	8	8
Consolidated total	$295	$321	$573	$611

[31]

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Print	$8	$6	$14	$(1)
Advanced Materials and Chemicals	11	1	11	(2)
Brand	3	4	6	7
Total of reportable segments	22	11	31	4
All other	1	1	1	1
Depreciation and amortization	(8)	(7)	(16)	(14)
Restructuring costs and other	(5)	—	(6)	—
Stock based compensation	(1)	(1)	(5)	(3)
Consulting and other costs (1)	1	(3)	11	(5)
Idle costs (2)	(1)	—	(1)	(1)
Other operating income (3)	1	—	—	—
Interest expense (3)	(11)	(10)	(22)	(19)
Pension income excluding service cost component (3)	41	27	81	57
Other (charges) income, net (3)	(3)	1	4	(2)
Consolidated earnings from operations before income taxes	$37	$19	$78	$18

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.  Consulting and other costs includes $1 million and $11 million of income in the three and six months ended June 30, 2023, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $16 million of insurance reimbursement proceeds in the first six months of 2023, of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended June 30, 2023, driven by changes in discount rates.  The change in employee benefit reserves in the six months ended June 30, 2023 was less than $1 million.

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

As demonstrated in the above table, Operational EBITDA represents the earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense, other operating income, net and other (charges) income, net.

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

NOTE 18: BUSINESS COMBINATION

On May 26, 2023 Kodak acquired 100% of the outstanding shares of Graphic Systems Services, Inc., a leading provider of web inkjet press transport systems and other print-related components and engineering services.

The acquisition was immaterial to Kodak's financial position as of June 30, 2023 and its results of operations and cash flows for the three months ended June 30, 2023.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other charges (income), net in the Consolidated Statement of Operations). The notional amount of such contracts open at June 30, 2023 and December 31, 2022 was approximately $286 million and $308 million, respectively. The majority of the contracts of this type held by Kodak as of June 30, 2023 and December 31, 2022 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net loss from derivatives not designated as hedging instruments	$11	$7	$12	$10

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2023 and 2022.

In the event of a default under any of the Company’s credit agreements, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.

[33]

The Company concluded that the Convertible Notes were considered more akin to a debt-type instrument and that the economic characteristics and risks of certain of the embedded conversion features were not considered clearly and closely related to the Convertible Notes. The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”). Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability. The derivative was in a liability position at June 30, 2023 and December 31, 2022 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivative was being accounted for at fair value with changes in fair value included in Other charges (income), net in the Consolidated Statement of Operations.

The Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are each considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a Fundamental Change is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and both are separately accounted for as a single derivative asset or liability.  Both derivatives were in a liability position at June 30, 2023 and December 31, 2022 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivatives are being accounted for at fair value with changes in fair value included in Other charges (income), net in the Consolidated Statement of Operations.

The net effect of the Preferred Stock and Convertible Notes embedded derivatives on the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net loss (gain) from Preferred Stock and Convertible Notes embedded derivatives	$1	$(4)	$2	$(1)

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of  June 30, 2023 and December 31, 2022 was $0 million and $1 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of June 30, 2023 and December 31, 2022 was $6 million and $1 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2023.

The fair values of the embedded conversion features derivatives were calculated using unobservable inputs (Level 3 fair measurements). The fair values of the embedded derivatives associated with the Convertible Notes and Series B and Series C Preferred Stock were calculated using a binomial lattice model.

[34]

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

Convertible Notes:

	Valuation Date
	June 30,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$4	$2
Kodak's closing stock price	$4.62	$3.05
Expected stock price volatility	60.00%	50.00%
Risk free rate	4.52%	4.17%
Implied credit spread on the Convertible Notes	24.23%	26.19%

Series B Preferred Stock:

	Valuation Date
	June 30,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.62	$3.05
Expected stock price volatility	60.00%	50.00%
Risk free rate	4.52%	4.17%
Implied credit spread on the preferred stock	25.23%	27.19%

Series C Preferred Stock:

	Valuation Date
	June 30,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.62	$3.05
Expected stock price volatility	60.00%	50.00%
Risk free rate	4.52%	4.17%
Implied credit spread on the preferred stock	27.23%	29.19%

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

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $290 million and $271 million at June 30, 2023 and December 31, 2022, respectively.  The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both June 30, 2023 and December 31, 2022.

[35]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, and in other filings the Company makes with the SEC from time to time, as well as the following:

●	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

●	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections and projected growth;

●	Kodak’s ability to achieve the financial and operational results contained in its business plans;

●	Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak's continued ability to manage world-wide cash through inter-company loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;

●	Kodak’s ability to fund continued investments, capital needs, collateral requirements and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;

●	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;

●	The impact of the global economic environment, including inflationary pressures, medical epidemics such as the COVID-19 pandemic, geopolitical issues such as the war in Ukraine, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;

●	The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the COVID-19 pandemic and the war in Ukraine;

●	Kodak’s ability to comply with the covenants in its various credit facilities;

[36]

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

Consolidated revenues in the three and six months ended June 30, 2023 were $295 million and $573 million, respectively, a decrease of $26 million (8%) and $38 million (6%) when compared to the three and six months ended June 30, 2022, respectively.  Currency had no impact on revenues in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and unfavorably impacted revenue in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 ($10 million).

Print revenues, which accounted for 73% and 74% of Kodak’s total revenues for the three and six months ended June 30, 2023, respectively, declined by $37 million (15%) and $56 million (12%) compared to the prior year quarter and six-month periods. For the three and six months ended June 30, 2023, volume for SONORA Process Free Plates declined by 9% and 11%, respectively, or improved 3% and declined 5%, respectively, when including volume under a royalty-based licensing agreement. In the three and six months ended June 30, 2023, Advanced Materials and Chemicals revenue improved $11 million (18%) and $18 million (16%), respectively, compared to the prior year periods.

[37]

Economic Environment and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to the uncertain and unpredictable macroeconomic environment, heightened levels of inflation, changes in foreign exchange rates, the war in Ukraine, and other global events which impact Kodak’s operations. Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs as well as volume declines for certain businesses.

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

Kodak has also implemented various pricing actions in response to increased labor, material and distribution costs primarily within its Print and Advanced Materials and Chemicals segments. In order to mitigate the impact of higher aluminum, energy and packaging costs, the Print segment implemented surcharges on purchases of plates largely beginning in the latter part of the second quarter of 2021 that continue to be periodically reviewed and adjusted for accordingly.

The Advanced Materials and Chemicals segment has experienced labor shortages in certain manufacturing areas. Increased demand for consumer film products along with manufacturing equipment limitations and labor shortages have contributed to increased backorders. Kodak has increased headcount in this segment to better meet demand, but expects that supply will continue to be constrained by manufacturing equipment limitations without further capital improvements.

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

Kodak continues to monitor the rapidly evolving events surrounding the war in Ukraine and the various sanctions imposed in response to the war. Kodak is in compliance with all sanctions. Kodak is experiencing worldwide supply constraints for aluminum and electronic components, and increased energy and transportation costs due in part to the war in Ukraine. The extent to which the military conflict in Ukraine will continue to impact the global economy and Kodak's business and operations remains uncertain.

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased direct operations in Russia. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2022), and there were no material impacts on the consolidated results of operations as of and for the quarter ended June 30, 2023 from the wind-down activities.

[38]

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

●

In Print's digital printing businesses, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue. The PROSPER Inkjet Systems business is expected to continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet. During the second quarter of 2023, Kodak placed its first PROSPER 7000 Turbo Press and expects it to be in production during the third quarter of 2023.  Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging. The first flexible packaging printing system utilizing Kodak’s ULTRASTREAM inkjet technology was placed during the second quarter of 2022. In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak’s ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint. During the second quarter of 2023, Kodak placed its first KODAK PROSPER ULTRA 520 Digital Press and expects it to be in production during the third quarter of 2023. Kodak's Electrophotographic Printing Solutions business ceased manufacturing NEXFINITY and ASCEND printers effective December 2022. Kodak will continue to offer ink and other consumables as well as provide service to its installed base of printers.

[39]

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

[40]

RESULTS OF OPERATIONS

2023 COMPARED TO 2022

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
		% of		% of			% of		% of
(in millions)	2023	Sales	2022	Sales	$ Change	2023	Sales	2022	Sales	$ Change
Revenues	$295		$321		$(26)	$573		$611		$(38)
Cost of revenues	232		270		(38)	460		527		(67)
Gross profit	63	21%	51	16%	12	113	20%	84	14%	29
Selling, general and administrative expenses	40	14%	41	13%	(1)	74	13%	84	14%	(10)
Research and development costs	9	3%	9	3%	—	18	3%	18	3%	0
Restructuring costs and other	5	2%	—	0%	5	6	1%	—	0%	6
Other operating income	(1)	(0)%	—	0%	(1)	—	0%	—	0%	—
Income (loss) from operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	10	3%	1	0%	9	15	3%	(18)	(3)%	33
Interest expense	11	4%	10	3%	1	22	4%	19	3%	3
Pension income excluding service cost component	(41)	(14)%	(27)	(8)%	(14)	(81)	(14)%	(57)	(9)%	(24)
Other charges (income), net	3	1%	(1)	(0)%	4	(4)	(1)%	2	0%	(6)
Income from operations before income taxes	37	13%	19	6%	18	78	14%	18	3%	60
Provision (benefit) for income taxes	2	1%	(1)	(0)%	3	10	2%	1	0%	9
NET EARNINGS	$35	12%	$20	6%	$15	$68	12%	$17	3%	$51

Revenue

Current Quarter

For the three months ended June 30, 2023 revenues declined $26 million compared with the same period in 2022, driven by lower volume in Print ($44 million) partially offset by improved pricing and product mix within Print ($6 million) and Advanced Materials and Chemicals ($11 million). See segment discussions for additional details.

Year-to-Date

For the six months ended June 30, 2023 revenues declined $38 million compared with the same period in 2022, driven by lower volume in Print and Advanced Materials and Chemicals ($84 million and $2 million, respectively) and unfavorable foreign exchange impact ($10 million) partially offset by improved pricing and product mix within Print ($37 million) and Advanced Materials and Chemicals ($21 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2023 improved $12 million compared with the same period in 2022, primarily due to improved pricing and product mix within Advanced Materials and Chemicals ($10 million) and Print ($6 million), improved volumes in Advanced Materials and Chemicals ($2 million) and lower costs for aluminum ($11 million). These favorable impacts were partially offset by higher manufacturing costs and lower volume in Print ($16 million) and by the net change in employee benefit and workers' compensation reserves ($2 million).  See segment discussions for additional details.

[41]

Year-to-Date

Gross profit for the six months ended June 30, 2023 improved $29 million compared with the same period in 2022, primarily due to improved pricing and product mix within Print ($36 million) and Advanced Materials and Chemicals ($20 million) as well as lower costs for aluminum ($13 million). These favorable impacts were partially offset by higher manufacturing costs and lower volume in Print ($33 million) and an unfavorable foreign exchange impact ($2 million).  The improvements in gross profit were also partially offset by the net change in employee benefit and workers' compensation reserves ($6 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased $1 million in the three months ended June 30, 2023 compared to the prior year period primarily due to lower consulting and other costs associated with investigations and litigation ($2 million) and $1 million of income representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation partially offset by the net change in employee benefit and workers' compensation reserves ($1 million).  Consolidated SG&A decreased $10 million in the six months ended June 30, 2023 compared to the prior year period primarily due to lower consulting and other costs primarily associated with investigations and litigation ($4 million) and $11 million of income representing insurance reimbursement of legal costs partially offset by higher stock-based compensation costs ($2 million) and the net change in employee benefit and workers' compensation reserves ($2 million).

Research and Development Costs

Consolidated R&D expenses were flat for the three and six months ended June 30, 2023.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component increased $14 million and $24 million in the three and six months ended June 30, 2023, respectively.  Refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

Other charges (income), net

For details, refer to Note 10, "Other Charges (Income) ".

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

Advanced Materials and Chemicals:  The Advanced Materials and Chemicals segment is comprised of four lines of business: the Industrial Film and Chemicals business, the Motion Picture business, the Advanced Materials and Functional Printing business and the IP Licensing and Analytical Services business.

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

[42]

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Print	$215	$252	$424	$480
Advanced Materials and Chemicals	72	61	133	115
Brand	4	4	8	8
All Other	4	4	8	8
Consolidated total	$295	$321	$573	$611

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Print	$8	$6	$14	$(1)
Advanced Materials and Chemicals	11	1	11	(2)
Brand	3	4	6	7
All other	1	1	1	1
Depreciation and amortization	(8)	(7)	(16)	(14)
Restructuring costs and other	(5)	—	(6)	—
Stock based compensation	(1)	(1)	(5)	(3)
Consulting and other costs (1)	1	(3)	11	(5)
Idle costs (2)	(1)	—	(1)	(1)
Other operating income (3)	1	—	—	—
Interest expense (3)	(11)	(10)	(22)	(19)
Pension income excluding service cost component (3)	41	27	81	57
Other (charges) income, net (3)	(3)	1	4	(2)
Consolidated earnings from operations before income taxes	$37	$19	$78	$18

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs includes $1 million and $11 million of income in the three and six months ended June 30, 2023, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.  Kodak received $16 million of insurance reimbursement proceeds in the first six months of 2023, of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

[43]

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended June 30, 2023, driven by changes in discount rates.  The change in employee benefit reserves in the six months ended June 30, 2023 was less than $1 million.

Kodak decreased workers’ compensation reserves by approximately $4 million and $8 million in the three and six months ended June 30, 2022, driven by changes in discount rates. The decrease in reserves in the three months ended June 30, 2022 impacted gross profit by approximately $2 million and SG&A by approximately $2 million. The decrease in reserves in the six months ended June 30, 2022 impacted gross profit by approximately $5 million and Selling, general and administrative expenses by approximately $3 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings (loss) before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense, other operating income, net and other (charges) income, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses. The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP. Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

PRINT SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$215	$252	$(37)	$424	$480	$(56)

Operational EBITDA	$8	$6	$2	$14	$(1)	$15
Operational EBITDA as a % of revenues	4%	2%		3%	(0)%

Revenues

Current Quarter

The decrease in Print revenues for the three months ended June 30, 2023 of approximately $37 million reflected lower volumes in Prepress consumables ($37 million), Electrophotographic Printing Solutions consumables and service, PROSPER annuities and Versamark annuities (each $2 million) partially offset by improved pricing in Prepress Solutions consumables ($4 million).

Year-to-Date

The decrease in Print revenues for the six months ended June 30, 2023 of approximately $56 million reflected lower volumes in Prepress consumables ($70 million), Electrophotographic Printing Solutions consumables and service ($5 million), Versamark annuities and PROSPER annuities (each $3 million) as well as an unfavorable foreign exchange impact ($9 million).  These unfavorable impacts were partially offset by improved pricing in Prepress Solutions consumables ($29 million), PROSPER annuities ($2 million) and Electrophotographic Printing Solutions consumables and service ($1 million) as well as improved pricing and product mix in Prepress equipment ($2 million).

[44]

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended June 30, 2023 improved $2 million reflecting price improvements in Prepress Solutions consumables ($4 million) and lower costs for aluminum ($11 million), partially offset by increased manufacturing costs ($16 million) driven by lower volumes and increases in other costs such as utilities, transportation and supplies.

Year-to-Date

Print Operational EBITDA for the six months ended June 30, 2023 improved $15 million reflecting price improvements in Prepress Solutions consumables ($29 million), improved product mix on PROSPER annuities ($2 million), Versamark annuities and Prepress Solutions equipment (each $1 million), higher prices on Prepress Solutions service and Electrophotographic Printing Solutions consumables and service (each $1 million), lower SG&A and R&D costs ($1 million and $2 million, respectively) and lower costs for aluminum ($13 million). These favorable impacts were partially offset by increased manufacturing costs ($33 million) driven by lower volumes and increases in other costs such as utilities, transportation and supplies, and the net impact of changes in employee benefit and workers' compensation reserves ($4 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$72	$61	$11	$133	$115	$18

Operational EBITDA	$11	$1	$10	$11	$(2)	$13
Operational EBITDA as a % of revenues	15%	2%		8%	(2)%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended June 30, 2023 improved $11 million primarily from pricing improvements in Industrial Film and Chemicals and Motion Picture ($10 million and $1 million, respectively).

Year-to-Date

Advanced Materials and Chemicals revenues for the six months ended June 30, 2023 improved $18 million primarily from pricing improvements in Industrial Film and Chemicals and Motion Picture ($19 million and $2 million, respectively), partially offset by reduced volume in Industrial Film and Chemicals ($2 million) and unfavorable foreign exchange impact ($1 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA improved $10 million for the three months ended June 30, 2023 reflecting pricing improvements as well as higher margins in Industrial Film and Chemicals ($9 million and $2 million, respectively) and pricing improvements in Motion Picture ($1 million) partially offset by higher SG&A costs ($1 million) and the net impact of changes in employee benefit and workers' compensation reserves ($1 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $13 million for the six months ended June 30, 2023 reflecting pricing improvements as well as higher margins in Industrial Film and Chemicals ($18 million and $1 million, respectively) and pricing improvements in Motion Picture ($2 million) partially offset by increased manufacturing costs ($2 million), higher SG&A costs ($3 million), the net impact of changes in employee benefit and workers' compensation reserves ($3 million) and an unfavorable foreign exchange impact ($1 million).

[45]

BRAND SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$4	$4	$—	$8	$8	$—

Operational EBITDA	$3	$4	$(1)	$6	$7	$(1)
Operational EBITDA as a % of revenues	75%	100%		75%	88%

There were no material changes in Brand revenues or Operational EBITDA for the three and six months ended June 30, 2023 compared to the prior year periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $5 million and $6 million for the three and six months ended June 30, 2023, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.  The charges recorded for the six months ended June 30, 2023 consisted of $7 million of severance charges and a net credit of $1 million in exit costs, as Kodak settled certain supplier obligations related to the cessation of manufacturing of the Electrophotographic Printing Solutions equipment products for less than the contractual amounts recorded in the fourth quarter of 2022.

Kodak made cash payments related to restructuring of approximately $2 million and $5 million during the three and six months ended June 30, 2023, respectively.

The restructuring actions implemented in the first six months of 2023 are expected to generate future annual cash savings of approximately $7 million, which are expected to reduce future annual SG&A and Cost of revenues expenses by $3 million and $4 million, respectively. The majority of the annual savings are expected to be in effect by the end of the second quarter of 2024 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $223 million, an increase of $6 million from December 31, 2022.

The financing transactions entered into during the third quarter of 2023 (see “July 21, 2023 Financing Transactions” below for further information) and prior financing transactions provided additional liquidity to the Company to fund on‐going operations and obligations, invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.

[46]

Available liquidity includes existing cash balances, cash proceeds from the July 21, 2023 Financing Transactions and cash flows from operating activities including the expected cash proceeds from brand licensing agreements. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At June 30, 2023 and December 31, 2022 approximately $150 million and $152 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $73 million and $65 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of June 30, 2023 and December 31, 2022, outstanding inter-company loans to the U.S. were $392 million and $399 million, respectively, which include short-term inter-company loans from Kodak’s international finance center of $105 million and $109 million, respectively. In China, where approximately $27 million and $24 million of cash and cash equivalents was held as of June 30, 2023 and December 31, 2022, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

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

Kodak's cash flows continue to be negatively impacted by supply chain disruptions, shortages in materials and labor, increased labor, commodity and distribution costs and slowdown in customer demand related to global economic conditions. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements that have largely been implemented during 2022 have positively impacted Kodak’s operations during the first six months of 2023. The economic uncertainty surrounding the current inflationary environment and other global events represents additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the war in Ukraine, and other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, or how quickly and to what extent normal economic and operating conditions can resume.

Kodak's plans to return to sustainable positive cash flow include growing revenues profitably through pricing actions, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in information technology systems to drive operational efficiencies, generating cash from selling and leasing underutilized assets or through new licensing opportunities and implementing ways to reduce cash collateral needs.

Kodak believes its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond as necessary to ordinary changes in the business and economic environment. Kodak’s ability to adequately fund its long‐term liquidity, debt servicing and capital requirements will be dependent on generating positive cash flows from operations, managing world‐wide cash through intercompany loans, distributions or other mechanisms, and the ability to convert, redeem or extend the existing Series B and Series C Preferred Stock past their current maturities of May 26, 2026.

[47]

 July 21, 2023 Financing Transactions:

On June 30, 2023, the Company entered into an amendment (the “Term Loan Amendment”) to the Existing Term Loan Credit Agreement (the Existing Term Loan Credit Agreement and, as amended and restated by the Term Loan Amendment, the “Amended and Restated Term Loan Credit Agreement”), with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Refinancing Term Loan Lenders”) and the Agent.  Subject to the terms and conditions of the Term Loan Amendment, the Refinancing Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Refinancing Term Loans”).

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Refinancing Term Loans.  The Company received net proceeds from the Refinancing Term Loans of approximately $435 million, of which $318 million, representing the aggregate principal amount of the Term Loans plus accrued paid-in-kind or unpaid cash interest, was paid by the Company to refinance the obligations under the Existing Term Loan Credit Agreement.

Approximately $28 million of the net proceeds from the Refinancing Term Loans were used to repay in full the Company’s outstanding Convertible Notes, representing the aggregate principal amount of the Convertible Notes plus accrued paid-in-kind interest.

In addition, the Company repaid in full the amounts outstanding under its Existing ABL Credit Agreement, used $59 million of the net proceeds from the Refinancing Term Loans to fund the L/C Cash Collateral account and paid approximately $1 million in fees in connection with the Amended and Restated L/C Facility Agreement (defined below).

The remaining net proceeds from the Refinancing Term Loans of approximately $29 million will be used by the Company for general corporate purposes and working capital needs.

The Term Loan Amendment also amended and restated the Existing Term Loan Credit Agreement to, among other things, (i) extend the maturity date to the earlier of August 15, 2028 or the date that is 91 days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Series B Preferred Stock or Series C Preferred Stock or any extensions or refinancings of any of the foregoing, (ii) make certain other changes to the terms of the Existing Term Loan Credit Agreement and (iii) make certain other changes to the terms of the Guarantee and Collateral Agreement, dated as of February 26, 2021, among the Company, the Subsidiary Guarantors and the Agent.

The Refinancing Term Loans bear interest at a rate of 7.5% per annum payable in cash and 5.0% per annum payable “in-kind” or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum.

The Amended and Restated Term Loan Credit Agreement continues to limit, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Amended and Restated Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. The Amended and Restated Term Loan Credit Agreement does contain customary affirmative covenants, including delivery of certain of the Company’s financial statements, and customary event of default provisions, including a cross-default provision that would give rise to an event of default if there is a default under or acceleration of “Material Indebtedness” other than inter-company indebtedness. Material Indebtedness includes obligations having a principal amount of at least $20 million (increasing to $25 million after the Deleveraging Milestone Date). The Amended and Restated Term Loan Credit Agreement does not include a financial maintenance covenant or any subjective acceleration clauses.

[48]

ABL Credit Agreement

The Company had approximately $58 million letters of credit outstanding under the 2023 Amended ABL Credit Agreement and Amended ABL Credit Agreement as of both June 30, 2023 and December 31, 2022.  As noted above, the Company repaid in full the amounts outstanding under its existing ABL Credit Agreement and the agreement was terminated. The lenders’ security interest in any of the Company’s or its subsidiaries assets or property securing the existing ABL Credit Agreement was released.

Letter of Credit Facility Agreement

The Company had approximately $41 million and $43 million letters of credit outstanding under the L/C Facility Agreement as of  June 30, 2023 and December 31, 2022, respectively.  The letters of credit under the 2023 L/C Facility Agreement are collateralized by cash collateral (L/C Cash Collateral). The L/C Cash Collateral was $43 million and $44 million at  June 30, 2023 and December 31, 2022, respectively, which was classified as Restricted Cash.

On June 30, 2023, the Company and the Subsidiary Guarantors entered into an amendment (the “June 2023 L/C Facility Amendment”) to the 2023 Amended L/C Facility Agreement, (as amended and restated by the June 2023 L/C Facility Amendment, the “Amended and Restated L/C Facility Agreement”), with Bank of America, N.A., as L/C Lender, L/C Agent and Issuing Bank. The June 2023 L/C Facility Amendment became effective on July 21, 2023.

Under the terms and conditions of the June 2023 L/C Facility Amendment, the L/C Lender committed to issue additional letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, to an aggregate principal amount of commitments of up to $100 million (the “L/C Facility Commitments”), until August 30, 2023, upon which the aggregate L/C Facility Commitments will reduce to $50 million, provided that, at all times, the Company posts cash collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”). With the funding from the net proceeds from the Refinancing Term Loans, the balance on deposit in the L/C Cash Collateral account was increased by an additional $59 million. The L/C Facility Agreement does not include a minimum liquidity or financial maintenance covenant.

The Company expects to directly cash collateralize all or a substantial portion of its undiscounted actuarial workers’ compensation obligations with The New York State Workers’ Compensation Board (“NYS WCB”) to reduce the aggregate L/C Facility Commitments to $50 million prior to August 30, 2023.

	June 30,	December 31,
(in millions)	2023	2022
Cash, cash equivalents and restricted cash	$292	$286

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2023	2022	Year-Over-Year Change
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21	$(103)	$124
Cash flows from investing activities:
Net cash used in investing activities:	(11)	(9)	(2)
Cash flows from financing activities:
Net cash (used in) provided by financing activities	(2)	47	(49)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(5)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	$6	$(70)	$76

[49]

Operating Activities

Net cash from operating activities improved $124 million for the six months ended June 30, 2023 as compared with the corresponding period in 2022 primarily due to improved earnings, proceeds from insurance reimbursements and a refund from a governmental authority, decreased investment in inventory and a decrease in trade receivables, partially offset by a reduction in trade payables. During the six months ended June 30, 2023, Kodak received $16 million of insurance reimbursement proceeds of legal costs previously paid by the Company associated with investigations and litigation matters and a $9 million refund from a governmental authority.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 increased $2 million compared to the corresponding period in 2022 due to an increase in additions to properties.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 increased $49 million compared to the corresponding period in 2022 driven by the net proceeds of $49 million received in the second quarter of 2022 from the Delayed Draw Term Loans.

Other Uses of Cash Related to Financing Transactions

The holders of the Refinancing Term Loans are entitled to quarterly cash interest payments at a rate of 7.5% per annum and holders of the Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. The holders of the Series C Preferred Stock are entitled to cumulative dividends payable quarterly “in-kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum. All interest and dividends have been paid when due.

Other Collateral Requirements
The NYS WCB requires security deposits related to self‐insured workers’ compensation obligations, which security deposits are recalculated annually. Due to changes in 2019 to the manner in which the required security deposits are determined, the Company has been required to post additional collateral over the last several years. At June 30, 2023, the Company had posted $75 million of collateral, representing 107% of the Company’s undiscounted actuarial workers’ compensation obligations. Effective May 1, 2023, the Company added New York to its existing workers compensation liability insurance policy and is no longer self-insured for future claims.  As a result, the NYS WCB confirmed the Company will no longer be obligated to post any additional collateral, including the previously disclosed 50% credit rating based assessment. Further, the NYS WCB confirmed the Company can request a review of the security deposits supporting the historical liability beginning on July 1, 2025 with the submission of a current actuarial report. Based on the results of the actuarial valuation report, the required security deposits may be eligible for reduction.

Based on the legacy nature of the Company’s workers’ compensation obligations, the undiscounted actuarial obligation has been declining and the Company expects it to continue to decline. While it may not be indicative of the rate of future declines, the undiscounted actuarial liability declined by an average of $5.5 million per year between 2014 and 2022. Accordingly, subject to the possibility of other changes to the calculation of required security deposits by the NYS WCB, the Company expects the amount of the required security deposits to decline over time and anticipates the gradual return of the capital used to support the security deposits that have been made.

As a result of the Company’s credit ratings, during the second quarter of 2020 two surety bond holders notified the Company they required approximately $9 million of incremental collateral. The Company reduced the surety bond value by approximately $9 million in July 2020 with an equivalent increase to an existing letter of credit with the NYS WCB. In July 2023 the Company deposited $19 million directly with the NYS WCB and cancelled the corresponding surety bond supporting the associated liability. The Company could be required to provide up to $4 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

[50]

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in the first six months of 2023.  For the balance of 2023, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $7 million.

Capital Expenditures

Cash flow from investing activities included $11 million of capital expenditures for the six months ended June 30, 2023. Kodak expects approximately $30 million to $40 million of total capital expenditures for 2023.

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

Changes in Internal Control Over Financial Reporting

 Kodak is in the process of a multi-year project to modernize and enhance the Company’s global information technology systems, to improve and standardize business and financial processes and to increase the efficiency and effectiveness of financial planning and reporting.  As the phased implementation occurs, it may result in changes to processes and procedures which may result in changes to internal controls over financial reporting. As such changes occur, Kodak evaluates whether they materially affect the Company’s internal controls over financial reporting.

On May 16, 2023, Kodak acquired 100% of the outstanding shares of Graphic Systems Services, Inc. (“GSS”).  GSS represented less than 1% of consolidated revenues for the three months ended June 30, 2023 and less than 1% of consolidated total assets as of June 30, 2023.  As permitted by the SEC, Kodak elected to exclude GSS from its assessment of changes in internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2023

None.

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2023

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
April 1 through 30	2,068	$3.30	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	2,068	$3.30

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

[52]

Item 6. Exhibits

Eastman Kodak Company

Index to Exhibits

Exhibit Number

(3.1)

Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed on November 16, 2016).

(3.3)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit (3.1) of the Company’s Current Report on Form 8-K as filed on September 12, 2019).

(3.4)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit (3.2) of the Company’s Current Report on Form 8-K as filed on September 12, 2019).

(3.5)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed on December 29, 2020).

(3.6)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed on March 1, 2021).

(3.7)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K as filed on March 1, 2021).

(3.8)

Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit (3.5) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed on May 12, 2020).

(10.1)

First Amendment to Credit Agreement, dated as of June 30, 2023, by and among the Company, the Subsidiary Guarantors named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent, including as exhibits the Amended and Restated Term Loan Credit Agreement and Guarantee and Collateral Agreement, as amended (Incorporated by reference to Exhibit (10.1) of the Company’s Current Report on Form 8-K as filed on July 7, 2023).

(10.2)

Amendment No. 2 to Letter of Credit Facility Agreement, dated as of June 30, 2023, by and among the Company, the Subsidiary Guarantors named therein and Bank of America, N.A., as Agent, Lender and Issuing Bank, including as an exhibit the Amended and Restated Letter of Credit Facility Agreement (Incorporated by reference to Exhibit (10.2) of the Company’s Current Report on Form 8-K as filed on July 7, 2023).

[53]

(10.3)

Amendment to Letter Agreement, dated as of June 30, 2023, by and among the Company and Kennedy Lewis Investment Management LLC (Incorporated by reference to Exhibit (10.3) of the Company’s Current Report on Form 8-K as filed on July 7, 2023).

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

[54]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: August 8, 2023	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[55]