Form 10-Q
period 2023-09-30
EASTMAN KODAK CO
filed 2023-11-08
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2023
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

As of November 1, 2023, the registrant had 79,552,966 shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2023

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Sales	$220	$234	$688	$734
Services	49	55	154	166
Total revenues	269	289	842	900
Cost of revenues
Sales	183	208	571	662
Services	36	38	108	111
Total cost of revenues	219	246	679	773
Gross profit	50	43	163	127
Selling, general and administrative expenses	40	39	114	123
Research and development costs	7	8	25	26
Restructuring costs and other	1	3	7	3
Earnings (loss) from operations before interest expense, pension income excluding service cost component, loss on extinguishment of debt, other charges (income), net and income taxes	2	(7)	17	(25)
Interest expense	14	10	36	29
Pension income excluding service cost component	(41)	(20)	(122)	(77)
Loss on extinguishment of debt	27	—	27	—
Other charges (income), net	2	—	(2)	2
Earnings from operations before income taxes	—	3	78	21
(Benefit) provision for income taxes	(2)	1	8	2
NET EARNINGS	$2	$2	$70	$19

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$—	$(0.01)	$0.68	$0.11
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$—	$(0.01)	$0.64	$0.11

Number of common shares used in basic and diluted net earnings per share
Basic	79.5	79.0	79.3	78.9
Diluted	79.5	79.0	90.5	80.7

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET EARNINGS	$2	$2	$70	$19
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(3)	(1)	(15)	(6)
Pension and other postretirement benefit plan obligation activity, net of tax	(6)	2	(135)	112
Other comprehensive (loss) income, net of tax	(9)	1	(150)	106
COMPREHENSIVE (LOSS) INCOME, NET OF TAX	$(7)	$3	$(80)	$125

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2023	2022
ASSETS
Cash and cash equivalents	$246	$217
Trade receivables, net of allowances of $7 in both periods	191	177
Inventories, net	239	237
Other current assets	34	48
Current assets held for sale	2	2
Total current assets	712	681
Property, plant and equipment, net of accumulated depreciation of $458 and $450, respectively	161	154
Goodwill	12	12
Intangible assets, net	25	28
Operating lease right-of-use assets	33	39
Restricted cash	119	62
Pension and other postretirement assets	1,212	1,233
Other long-term assets	83	76
TOTAL ASSETS	$2,357	$2,285

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$124	$134
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	13	15
Other current liabilities	131	143
Current liabilities held for sale	2	—
Total current liabilities	271	293
Long-term debt, net of current portion	451	316
Pension and other postretirement liabilities	225	230
Operating leases, net of current portion	26	31
Other long-term liabilities	217	171
Total liabilities	1,190	1,041

Commitments and Contingencies (Note 8)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	208	203

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,158	1,160
Treasury stock, at cost	(11)	(11)
Accumulated deficit	(500)	(570)
Accumulated other comprehensive income	312	462
Total shareholders’ equity	959	1,041
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,357	$2,285

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net earnings	$70	$19
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	23	22
Pension income	(109)	(64)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	2	(1)
Non-cash changes in workers' compensation and employee benefit reserves	(3)	(13)
Stock based compensation	6	4
Gain on sale of assets	(1)	—
Loss on extinguishment of debt	27	—
Decrease in deferred taxes	—	(3)
Increase in trade receivables	(16)	(7)
Decrease in miscellaneous receivables	10	1
Increase in inventories	(4)	(74)
(Decrease) increase in trade payables	(15)	5
Increase (decrease) in liabilities excluding borrowings and trade payables	23	(26)
Other items, net	8	7
Total adjustments	(49)	(149)
Net cash provided by (used in) operating activities	21	(130)
Cash flows from investing activities:
Additions to properties	(15)	(19)
Purchase of equity interest	—	(25)
Net cash used in investing activities	(15)	(44)
Cash flows from financing activities:
Net proceeds from Amended and Restated Term Loan Agreement	435	—
Net proceeds from Original Term Loan Credit Agreement	—	49
Repayment of Original Term Loan Credit Agreement	(316)	—
Repayment of Convertible Notes	(28)	—
Other debt acquisition costs	(1)	—
Preferred stock cash dividend payments	(3)	(3)
Treasury stock purchases	—	(1)
Net cash provided by financing activities	87	45
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	88	(143)
Cash, cash equivalents and restricted cash, beginning of period	286	423
Cash, cash equivalents and restricted cash, end of period	$374	$280

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Nine-Month Period Ending September 30, 2023
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	$1,041	$203
Net earnings	—	—	33	—	—	33	—
Other comprehensive (loss) income, (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments	—	—	—	(6)	—	(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	4	—	—	—	4	—
Equity (deficit) as of March 31, 2023	$—	$1,161	$(537)	$455	$(11)	$1,068	$205
Net earnings	—	—	35	—	—	35	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(11)	—	(11)	—
Pension and other postretirement liability adjustments	—	—	—	(123)	—	(123)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2023	$—	$1,159	$(502)	$321	$(11)	$967	$207
Net earnings	—	—	2	—	—	2	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(3)	—	(3)	—
Pension and other postretirement liability adjustments	—	—	—	(6)	—	(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of September 30, 2023	$—	$1,158	$(500)	$312	$(11)	$959	$208

[7]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited) (cont’d)

(in millions)

	Nine-Month Period Ending September 30, 2022
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196
Net loss	—	—	(3)	—	—	(3)	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	5	—	5	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2022	$—	$1,165	$(599)	$226	$(10)	$782	$198
Net earnings	—	—	20	—	—	20	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(10)	—	(10)	—
Pension and other postretirement liability adjustments	—	—	—	110	—	110	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2022	$—	$1,164	$(579)	$326	$(10)	$901	$199
Net earnings	—	—	2	—	—	2	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments	—	—	—	2	—	2	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Treasury stock purchases (1)	—	—	—	—	(1)	(1)	—
Equity (deficit) as of September 30, 2022	$—	$1,162	$(577)	$327	$(11)	$901	$201

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

Reclassifications

Certain amounts from previous periods have been reclassified to conform to the current period classification due to Kodak's new organization structure as of February 2023.  Refer to Note 18, "Segment Information" and Note 10, "Revenue" for additional information.

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

[9]

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$246	$217
Restricted cash reported in Other current assets	9	7
Restricted cash	119	62
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$374	$286

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities.

Restricted cash included $32 million and $44 million as of September 30, 2023 and December 31, 2022, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”). In addition, restricted cash as of September 30, 2023 included $68 million representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash as of both  September 30, 2023 and December 31, 2022 also included an escrow of $5 million in China to secure various ongoing obligations under the agreements for a strategic relationship with Lucky HuaGuang Graphics Co. Ltd., $6 million of security posted related to Brazilian legal contingencies and $5 million of cash collateral posted in the United Kingdom for a letter of credit for aluminum purchases.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2023	2022
Finished goods	$104	$98
Work in process	70	64
Raw materials	65	75
Total	$239	$237

NOTE 4: LONG-TERM LIABILITIES

	September 30,	December 31,
(in millions)	2023	2022
Workers' compensation	$55	$59
Asset retirement obligations	43	43
Deferred taxes	27	27
Deferred brand licensing revenue (1)	64	11
Environmental liabilities	8	8
Embedded conversion options derivative liability	2	4
Other	18	19
Total	$217	$171

(1)	During the current year quarter of 2023, Kodak entered into multiple long-term brand licensing arrangements and recorded deferred revenue of approximately $57 million, of which $54 million is recorded in Other long-term liabilities and $3 million in Other current liabilities on the Consolidated Statement of Financial Position. Kodak received approximately $8 million of cash proceeds related to these licensing arrangements during the third quarter and approximately $44 million and $5 million, respectively was recorded as an offset in Trade Receivables, net and Other long-term assets on the Consolidated Statement of Financial Position. Kodak will recognize the total deferred revenue amount ratably over the term of the respective arrangements, ranging from five to twenty years. While the arrangements include up-front payments, Kodak determined that the contracts did not have a significant financing component.

The Other component above consists of other miscellaneous long‐term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position and therefore have been aggregated in accordance with Regulation S‐X.

[10]

NOTE 5: DEBT AND CREDIT FACILITIES

Debt and finance leases and related maturities and interest rates were as follows at  September 30, 2023 and December 31, 2022:

			Weighted-
			Average
			Effective	September 30,	December 31,
(in millions)	Type	Maturity	Interest Rate	2023	2022
Current portion:
	RED-Rochester, LLC	2033	11.48%	$1	$1
				1	1
Non-current portion:
	Term Loans	2028	13.92%	440	—
	Original Term Loans	2026	13.68%	—	286
	Convertible Notes	2026	17.28%	—	18
	RED-Rochester, LLC	2033	11.48%	11	11
	Other debt	Various	Various	—	1
				451	316
				$452	$317

Annual maturities of debt outstanding at September 30, 2023 are as follows:

	Carrying	Maturity
	Value	Value
Q4 2023	$1	$1
2024	1	1
2025	1	1
2026	1	1
2027	1	1
2028 and thereafter	447	585
Total	$452	$590

Term Loan Credit Agreement

On February 26, 2021, the Company entered into a Credit Agreement (the “Original Term Loan Credit Agreement”) with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Original Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Agent”). Pursuant to the Original Term Loan Credit Agreement, the Original Term Loan Lenders provided the Company with (i) an initial term loan in the amount of $225 million, which was drawn in full on the same date, and (ii) a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023 (collectively, the “Original Term Loans”). The delayed draw term loans were drawn in full on June 15, 2022. The maturity date of the Original Term Loans was February 26, 2026, and the Original Term Loans were non‐amortizing.

On June 30, 2023, the Company and certain of its subsidiaries (the “Subsidiary Guarantors”) entered into an amendment (the “Term Loan Amendment”) to the Original Term Loan Credit Agreement (the Original Term Loan Credit Agreement, as amended and restated by the Term Loan Amendment, the “Amended and Restated Term Loan Credit Agreement”), with certain funds affiliated with KLIM as lenders (the “Term Loan Lenders”) and the Agent.

[11]

Subject to the terms and conditions of the Term Loan Amendment, the Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”).

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Term Loans. The Company received net proceeds of $435 million from the Term Loans which were used to (i) refinance the obligations under the Original Term Loan Credit Agreement, (ii) repay in full and terminate the commitments under the Company’s asset-based revolving credit facility made available pursuant to the 2023 Amended ABL Credit Agreement as defined below, (iii) repay in full the Company’s outstanding 5.0% unsecured convertible promissory notes due May 28, 2026 (the "Convertible Notes") held by the Original Term Loan Lenders, (iv) pay certain fees and expenses related to the foregoing and the Amended and Restated L/C Facility Agreement (defined below), (v) provide cash collateral in respect of the Amended and Restated L/C Facility Agreement, as described below, or other collateral obligations, and (vi) the remaining net proceeds of $29 million for general corporate purposes and working capital needs of the Company and its subsidiaries.

The Term Loan Amendment also amended and restated the Original Term Loan Credit Agreement to, among other things, (i) extend the maturity date to the earlier of August 15, 2028 or the date that is 91 days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Series B Preferred Stock or Series C Preferred Stock or any extensions or refinancings of any of the foregoing, (ii) make certain other changes to the terms of the Original Term Loan Credit Agreement and (iii) make certain other changes to the terms of the Guarantee and Collateral Agreement, dated as of February 26, 2021, among the Company, the Subsidiary Guarantors and the Agent.

The Term Loans bear interest at a rate of 7.5% per annum payable in cash and 5.0% per annum payable “in-kind” ("PIK") or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum. Obligations under the Amended and Restated Term Loan Credit Agreement are secured by a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting L/C Cash Collateral, as defined below (collectively, the “Term Loan Priority Collateral”) and a second priority lien on the L/C Cash Collateral.

The Amended and Restated Term Loan Credit Agreement continues to limit, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Amended and Restated Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments.  The Amended and Restated Term Loan Credit Agreement contains customary affirmative covenants, including delivery of certain of the Company’s financial statements, and customary event of default provisions, including a cross-default provision that would give rise to an event of default if there is a default under or acceleration of “Material Indebtedness” other than inter-company indebtedness. Material Indebtedness includes obligations having a principal amount of at least $20 million (increasing to $25 million if the Term Loans are paid down to $200 million, which is referred to as the “Deleveraging Milestone Date”). The Amended and Restated Term Loan Credit Agreement does not include a financial maintenance covenant or any subjective acceleration clauses.

On an annual basis, the Company is obligated to prepay, within 10 business days following the filing of annual Form 10-K, outstanding Term Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Amended and Restated Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $60 million, or $85 million after the Deleveraging Milestone Date.  In addition to customary prepayment covenants, the Company is also required to use the Net Proceeds from the monetization of Target Non-Core Assets as such terms are defined in the Amended and Restated Term Loan Credit Agreement to make prepayments subject to certain exceptions.

Loss on Extinguishment of Debt - Original Term Loans

The Company used $316 million of the net proceeds received from the Term Loans, which represented the aggregate principal amount of the Original Term Loans plus accrued PIK and prepayment premium, to refinance the Company’s obligations under the Original Term Loan Credit Agreement.  In addition, the Company used $2 million of the net proceeds to pay accrued and unpaid cash interest.  The carrying value of the Original Term Loans as of July 21, 2023 approximated $293 million. The Company recorded a loss on extinguishment of debt of approximately $23 million during the third quarter of 2023.

[12]

Board Rights Agreement

On June 30, 2023, in connection with the execution of the Term Loan Amendment, the Company entered into an amendment (the "Board Rights Agreement Amendment") to the letter agreement with KLIM, dated February 26, 2021 (the “Original Board Rights Agreement”). Pursuant to the Board Rights Agreement Amendment, KLIM's right to nominate one individual for election as a member of the Company’s board of directors will last until the date on which KLIM ceases to hold at least $200 million of the original principal amount of Term Loans. The individual nominated pursuant to the Original Board Rights Agreement was appointed to the Company's Board of Directors on April 1, 2021 and has been elected to serve one‐year terms at each of the annual meetings since May 19, 2021.

Convertible Notes

On February 26, 2021, the Company entered into a Securities Purchase Agreement with certain funds affiliated with KLIM as lenders (the “Buyers”) pursuant to which the Company sold to the Buyers $25 million aggregate principal amount of the Company’s Convertible Notes in a private placement transaction. The maturity date of the Convertible Notes was  May 28, 2026.  On July 21, 2023, the Company repaid in full the Company’s outstanding Convertible Notes in an aggregate original principal amount of $25 million plus accrued PIK. The Convertible Notes were terminated and the Company’s obligations under the Convertible Notes were cancelled.

The Convertible Notes bore interest at a rate of 5.0% per annum, which was payable in cash on the maturity (or repayment) date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date had the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore was considered PIK. PIK was being added to the carrying value of the debt through the term. Interest expense was being recorded using the effective interest method.

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

Embedded Derivatives

The Company allocated $12 million of the net proceeds received from the issuance of the Convertible Notes to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative was being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations.  The fair value of the Convertible Notes embedded derivative at July 21, 2023, when the Convertible Notes were repaid, was a liability of $5 million. The fair value of the Convertible Notes embedded derivative at  December 31, 2022 was a liability of $2 million and was included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes at  December 31, 2022 was $18 million. The Convertible Notes unamortized discount at  December 31, 2022 was $9 million. The estimated fair value of the Convertible Notes as of December 31, 2022 was $16 million (Level 3). The carrying value was being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

[13]

Loss on Extinguishment of Debt - Convertible Notes

The carrying value, including the fair value of the embedded derivative liability, of the Convertible Notes at July 21, 2023 approximated $24 million.  The Company used $28 million of the net proceeds received from the Term Loans to repay in full the aggregate principal amount of the Convertible Notes plus accrued PIK interest.  The Company recorded a loss on extinguishment of debt of approximately $4 million during the third quarter of 2023.

Amended and Restated ABL Credit Agreement

On March 14, 2023, the Company and the Subsidiary Guarantors entered into amendment No. 5 to the Amended and Restated Credit Agreement (the “2023 Amended ABL Credit Agreement") with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and collateral agent to, among other things: (i) extend the maturity date of the Company's asset based loan facility from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended L/C Facility Agreement (as defined below) or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Original Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing; (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million, and (iii) on February 26, 2024, decrease the aggregate amount of commitments from $90 million to $81 million. Each of the capitalized but undefined terms used in the context of describing the 2023 Amended ABL Credit Agreement has the meaning ascribed to such term in the 2023 Amended ABL Credit Agreement.

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

Approximately $58 million letters of credit were issued under the 2023 Amended ABL Agreement as of July 21, 2023 and  December 31, 2022.

On July 21, 2023, the Company used the net proceeds from the Term Loans to repay in full the amounts outstanding under its 2023 Amended ABL Credit Agreement (the “ABL Prepayment”). Upon the administrative agent’s receipt in full of the ABL Prepayment, the 2023 Amended ABL Credit Agreement was terminated and the lenders’ security interest in any of the Company’s or its subsidiaries assets or property securing the 2023 Amended ABL Credit Agreement was released.

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

[14]

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

As noted above, since Excess Availability was greater than 12.5% of lender commitments or $11.25 million, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0.  As of March 31, 2023 Consolidated EBITDA (minus Capital Expenditures and income taxes paid in cash) (as defined in the 2023 Amended ABL Credit Agreement) exceeded Fixed Charges by approximately $9 million, therefore the Fixed Charge Coverage Ratio was more than 1.0 to 1.0.  The Fixed Charge Coverage Ratio as of June 30, 2023 was not required to be calculated or furnished to the Lenders as the 2023 Amended ABL Credit Agreement was terminated on July 21, 2023.

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

On March 14, 2023, the Company entered into an amendment to the L/C Facility Agreement (the “2023 Amended L/C Facility Agreement”) to, among other things: (i) extend the maturity date of the L/C Facility Agreement from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended ABL Credit Agreement, as applicable, or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancing of any of the foregoing and (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, in addition to maintaining the existing quarterly Minimum Liquidity of $80 million.  Each of the capitalized but undefined terms used in the context of describing the 2023 Amended L/C Facility Agreement has the meaning ascribed to such term in the 2023 Amended L/C Facility Agreement.

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

The Quarterly Minimum Liquidity, Excess Availability and Fixed Charge Coverage Ratio as of June 30, 2023 were not required to be calculated or furnished to the L/C Lenders as a result of the June 2023 L/C Facility Amendment described below.

[15]

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

Under the terms and conditions of the June 2023 L/C Facility Amendment, the L/C Lender committed to issue additional letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, to an aggregate principal amount of commitments of up to $100 million (the “L/C Facility Commitments”), until August 30, 2023; provided that, at all times, the Company posts cash collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

Upon the termination of the 2023 Amended ABL Credit Agreement on July 21, 2023, the letters of credit totaling $58 million issued under the 2023 Amended ABL Credit Agreement were transferred to the Amended and Restated L/C Facility Agreement. The Company used $59 million of the net proceeds from the Term Loans to cash collateralize the letters of credit transferred to the L/C Facility.  In August 2023, the Company used $68 million of the funds in the L/C Cash Collateral account to cash collateralize the Company’s undiscounted actuarial workers’ compensation obligations directly with the NYS WCB, reducing the issued letters of credit to $31 million, and elected to reduce the L/C Facility Commitments to $50 million effective August 15, 2023.

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

Approximately $31 million and $43 million letters of credit were issued under the Amended and Restated L/C Facility Agreement as of  September 30, 2023 and  December 31, 2022, respectively.  The balance on deposit in the L/C Cash Collateral account as of  September 30, 2023 and  December 31, 2022 was approximately $32 million and $44 million, respectively.

The Company’s obligations under the Amended and Restated L/C Facility Agreement are guaranteed by the Subsidiary Guarantors and are secured by (i) a first priority lien on the L/C Cash Collateral and (ii) a second priority lien on certain Term Loan Priority Collateral of the Company and U.S. subsidiary guarantors.

The Amended and Restated L/C Facility Agreement contains certain affirmative and negative covenants similar to the affirmative and negative covenants contained in the Amended and Restated Term Loan Credit Agreement. The Amended and Restated L/C Facility Agreement does not include a minimum liquidity or financial maintenance covenant.

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

NOTE 6: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	September 30,	December 31,
(in millions)	2023	2022
Series B preferred stock	$96	$95
Series C preferred stock	112	108
Total	$208	$203

[16]

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

Embedded Conversion Features

The Company allocated $1 million to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series B Preferred Stock on the date of issuance which reduced the original carrying value of the Series B Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both September 30, 2023 and December 31, 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series B Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

[17]

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

Holders of Series C Preferred Stock are entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as‐converted basis, except where a separate class vote is required by law. Holders of Series C Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.  The Investor has the right to nominate one director at each annual or special meeting of the Company’s shareholders (the "Designee") and to nominate a successor to fill any vacancy created by the Designee ceasing to serve on the Board for any reason during his or her term. This right expires upon the earlier to occur of the third anniversary of the execution of the Purchase Agreement and such time as the Investor and its Affiliates (as defined in the Purchase Agreement) do not hold at least a majority of the Series C Preferred Stock purchased under the Purchase Agreement.  The Designee was elected to serve one‐year terms at each of the annual meetings since May 19, 2021.  In the third quarter of 2023 the Designee resigned and a successor Designee nominated by the Investor was appointed by the Company's Board of Directors to fill the vacancy.

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

[18]

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series C Preferred Stock on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges (income), net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of both  September 30, 2023 and December 31, 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

NOTE 7: LEASES

Income recognized on operating lease arrangements for the three and nine months ended September 30, 2023 and 2022 is presented below. Income recognized for sales-type lease arrangements for the three and nine months ended September 30, 2023 and 2022 was $1 million and less than $1 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Lease income - operating leases:
Lease income	$3	$2	$7	$7
Variable lease income	1	2	4	4
Total lease income	$4	$4	$11	$11

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company had outstanding letters of credit of $31 million issued under the Amended and Restated L/C Facility Agreement as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $9 million, and restricted cash of $128 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims and for the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2023, Kodak’s Brazilian Operations maintained accruals of approximately $2 million for claims aggregating approximately $122 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of September 30, 2023, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $43 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

[19]

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

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case has been completed, and the Company and individual defendants formally filed their motions to dismiss/for summary judgment on September 30, 2022. The plaintiffs filed an opposition to the motions to dismiss/for summary judgment on November 14, 2022, and the Company and the individual defendants filed responses to the plaintiffs’ opposition on December 27, 2022 and December 23, 2022, respectively.  A hearing with respect to the motions to dismiss/for summary judgment was held on August 9, 2023, and the lawsuit was dismissed in its entirety with prejudice on September 26, 2023.  The plaintiffs filed a notice of appeal of the dismissal on October 25, 2023.

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

[20]

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from  December 31, 2022 to September 30, 2023, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2022	$19
New extended warranty and maintenance arrangements deferred	66
Recognition of extended warranty and maintenance arrangement revenue	(67)
Deferred revenue on extended warranties as of September 30, 2023	$18

[21]

NOTE 10: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
September 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$135	$7	$—	$—	$142
Ongoing service arrangements	45	—	—	—	45
Total annuities	180	7	—	—	187
Equipment & software	16	—	—	—	16
Film and chemicals	—	53	—	—	53
Total Core	196	60	—	—	256
Growth products (2)	—	4	—	—	4
Other (3)	—	—	4	5	9
Total	$196	$64	$4	$5	$269

Nine Months Ended
September 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$427	$19	$—	$—	$446
Ongoing service arrangements	142	—	—	—	142
Total annuities	569	19	—	—	588
Equipment & software	51	—	—	—	51
Film and chemicals	—	166	—	—	166
Total Core	620	185	—	—	805
Growth products (2)	—	12	—	—	12
Other (3)	—	—	12	13	25
Total	$620	$197	$12	$13	$842

[22]

Three Months Ended
September 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$153	$7	$—	$—	$160
Ongoing service arrangements	51	—	—	—	51
Total annuities	204	7	—	—	211
Equipment & software	20	—	—	—	20
Film and chemicals	—	47	—	—	47
Total Core	224	54	—	—	278
Growth products (2)	—	4	—	—	4
Other (3)	—	—	3	4	7
Total	$224	$58	$3	$4	$289

Nine Months Ended
September 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$496	$20	$—	$—	$516
Ongoing service arrangements	156	—	—	—	156
Total annuities	652	20	—	—	672
Equipment & software	52	—	—	—	52
Film and chemicals	—	142	—	—	142
Total Core	704	162	—	—	866
Growth products (2)	—	11	—	—	11
Other (3)	—	—	11	12	23
Total	$704	$173	$11	$12	$900

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

[23]

Geography (1):

Three Months Ended
September 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$60	$48	$4	$5	$117
Canada	5	—	—	—	5
North America	65	48	4	5	122
Europe, Middle East and Africa	86	5	—	—	91
Asia Pacific	40	10	—	—	50
Latin America	5	1	—	—	6
Total	$196	$64	$4	$5	$269

Nine Months Ended
September 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$192	$155	$12	$13	$372
Canada	13	1	—	—	14
North America	205	156	12	13	386
Europe, Middle East and Africa	267	15	—	—	282
Asia Pacific	131	25	—	—	156
Latin America	17	1	—	—	18
Total	$620	$197	$12	$13	$842

[24]

Three Months Ended
September 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$68	$44	$3	$4	$119
Canada	5	—	—	—	5
North America	73	44	3	4	124
Europe, Middle East and Africa	95	6	—	—	101
Asia Pacific	48	8	—	—	56
Latin America	8	—	—	—	8
Total	$224	$58	$3	$4	$289

Nine Months Ended
September 30, 2022

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$203	$130	$11	$12	$356
Canada	15	1	—	—	16
North America	218	131	11	12	372
Europe, Middle East and Africa	315	15	—	—	330
Asia Pacific	146	27	—	—	173
Latin America	25	—	—	—	25
Total	$704	$173	$11	$12	$900

(1)	Sales are reported in the geographic area in which they originate.

[25]

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at both  September 30, 2023 and December 31, 2022 was $1 million and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to prepaid service contracts, upfront payments for certain equipment purchases or prepaid royalties on intellectual property arrangements. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at  September 30, 2023 and December 31, 2022 was $106 million and $51 million, respectively, of which $42 million and $40 million, respectively, was reported in Other current liabilities and $64 million and $11 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three and nine months ended September 30, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $6 million and $31 million, respectively, in 2023 and $7 million and $36 million, respectively, in 2022 and primarily represented revenue from prepaid service contracts and equipment revenue recognition. Contract liabilities as of September 30, 2023 included $74 million and $85 million of cash payments received and amounts recorded in accounts receivable during the three and nine months ended September 30, 2023, respectively, including $49 million recorded in accounts receivable for long-term brand licensing agreements executed in the third quarter.  Refer to Note 4, "Long-term Liabilities" for additional information. Contract liabilities as of  September 30, 2022 included $19 million and $33 million of cash payments received during the three and nine months ended September 30, 2022, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2023, there was approximately $100 million of unrecognized revenue from unsatisfied performance obligations. Approximately 5% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2023, 15% in 2024, 10% in 2025 and 70% thereafter.

NOTE 11: OTHER CHARGES (INCOME)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Loss on foreign exchange transactions	$2	$—	$5	$2
Change in fair value of embedded conversion features derivative liability (1)	—	—	2	(1)
Other (2)	—	—	(9)	1
Total	$2	$—	$(2)	$2

(1)	Refer to Note 20, "Financial Instruments".
(2)

Includes interest income associated with a refund received in the first quarter of 2023 from a governmental authority in a location outside the U.S. that was previously held in order to guarantee potential tax disputes in that jurisdiction.

[26]

NOTE 12: INCOME TAXES

Kodak’s income tax (benefit) provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Earnings from operations before income taxes	$—	$3	$78	$21
Effective tax rate	—	33.3%	10.3%	9.5%
(Benefit) provision for income taxes	(2)	1	8	2
Provision for income taxes at U.S. statutory tax rate	—	1	16	4
Difference between tax at effective vs. statutory rate	$(2)	$—	$(8)	$(2)

For the three months ended September 30, 2023, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., and (3) a benefit associated with foreign withholding taxes on undistributed earnings.

For the nine months ended September 30, 2023, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves, including a settlement with a taxing authority in a location outside the U.S.

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

[27]

NOTE 13: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$—	$3	$—	$10	$1	$9	$2
Interest cost	29	5	24	2	87	15	56	6
Expected return on plan assets	(64)	(5)	(45)	(3)	(192)	(15)	(133)	(10)
Amortization of:
Prior service cost (credit)	3	—	—	—	6	—	(3)	—
Actuarial (gain) loss	(8)	—	—	3	(22)	1	—	8
Net pension (income) expense before special termination benefits	(37)	—	(18)	2	(111)	2	(71)	6
Special termination benefits	—	—	1	—	—	—	1	—
Total net pension (income) expense	$(37)	$—	$(17)	$2	$(111)	$2	$(70)	$6

The Kodak Retirement Income Plan (“KRIP”) was remeasured on May 31, 2023 due to a plan amendment which provided a lump sum service credit to eligible employees’ cash balance accounts.

As a result of the remeasurement and plan amendment, KRIP’s projected benefit obligation increased $38 million, including $9 million from a decrease in the discount rate used for the remeasurement, and $29 million due to the impact of the plan amendment. The discount rate assumption used in the May 31, 2023 remeasurement was 5.08% compared to 5.13% used in the December 31, 2022 remeasurement. The remeasurement decreased the fair value of KRIP’s plan assets by $80 million. The expected long‐term rate of return on plan assets assumption used in the May 31, 2023 remeasurement was unchanged from the rate used in the previous year‐end remeasurement (7.50%). The total impact of the remeasurement and plan amendment decreased KRIP’s funded status by $118 million.

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

[28]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net earnings	$2	$2	$70	$19
Less: Series B Preferred stock cash dividends	(1)	(1)	(3)	(3)
Less: Series C Preferred stock in-kind dividends	(1)	(2)	(4)	(4)
Less: Preferred stock deemed dividends	—	—	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	—	—	(8)	(2)
Net earnings (loss) available to common shareholders - basic	$—	$(1)	$54	$9

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$—	$—	$4	$—
Net earnings (loss) available to common shareholders - diluted	$—	$(1)	$58	$9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of shares)	2023	2022	2023	2022
Weighted average shares — basic	79.5	79.0	79.3	78.9
Effect of dilutive securities
Employee stock options	—	—	0.9	1.2
Unvested restricted stock units	—	—	0.8	0.6
Series B Preferred Stock	—	—	9.5	—
Weighted average shares — diluted	79.5	79.0	90.5	80.7

The computation of diluted earnings per share for the nine months ended September 30, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock, (2) the assumed vesting of 0.1 restricted stock units and (3) the assumed exercise of 3.9 million outstanding employee stock options because the effects would have been anti-dilutive.

There was not income available to common shareholders for the three months ended September 30, 2023 and 2022, therefore, Kodak calculated diluted earnings per share using weighted‐average basic shares outstanding. If Kodak reported income available to common shareholders for the three months ended September 30, 2023, the calculation of diluted earnings per share would have included (1) the assumed vesting of 1.2 million unvested restricted stock units and (2) the assumed exercise of 1.1 million outstanding stock options. If Kodak reported income available to common shareholders for the three months ended September 30, 2022, the calculation of diluted earnings per share would have included (1) the assumed vesting of 0.7 million unvested restricted stock units and (2) the assumed exercise of 1.3 million outstanding stock options.

The computation of diluted earnings per share for the three months ended September 30, 2023 excluded the impact of (1) the assumed exercise of 3.1 million outstanding stock options, (2) the assumed conversion of 1.0 million share of Series B Preferred Stock and (3) the assumed conversion of 1.1 million shares of Series C Preferred Stock because the effects would have been anti‐dilutive.  Also, the computation of diluted earnings per share for the three and nine months ended September 30, 2022 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes issued in 2021, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (4) the assumed exercise of 3.3 million and 3.4 million outstanding employee stock options, respectively, because the effects would have been anti‐dilutive.

[29]

NOTE 15: STOCK-BASED COMPENSATION

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

As a result of the modification, Kodak recognized $3 million of incremental compensation expense in the first quarter of 2023, reflecting the incremental fair value of the modified awards over the fair value of the original awards immediately before the modification. The incremental compensation expense (less than $1 million) for awards that had not yet vested was recognized ratably over the remaining service period.

NOTE 16: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of September 30, 2023 and December 31, 2022, there were 79.5 million and 79.1 million shares of common stock outstanding, respectively.

Preferred Stock

Preferred stock issued and outstanding as of September 30, 2023 and  December 31, 2022 consisted of 1.0 million shares of Series B Preferred Stock and 1.1 million shares of Series C Preferred Stock.

Treasury Stock

Treasury stock consisted of approximately 0.9 million shares as of both  September 30, 2023 and December 31, 2022.

[30]

NOTE 17: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income by component, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Currency translation adjustments
Currency translation adjustments	$(3)	$(1)	$(15)	$(6)

Pension and other postretirement benefit plan changes
Newly established net (loss) gain	(1)	—	(89)	137
Newly established prior service cost	—	—	(29)	(28)
Tax provision	—	—	—	—
Newly established net (loss) gain and prior service cost, net of tax	(1)	—	(118)	109
Reclassification adjustments:
Amortization of prior service cost (credit) (1)	3	(1)	6	(4)
Amortization of actuarial (gains) losses (1)	(8)	3	(23)	7
Total reclassification adjustments	(5)	2	(17)	3
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	(5)	2	(17)	3
Pension and other postretirement benefit plan changes, net of tax	(6)	2	(135)	112
Other comprehensive (loss) income	$(9)	$1	$(150)	$106

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 13, "Retirement Plans and Other Postretirement Benefits".

[31]

NOTE 18: SEGMENT INFORMATION

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

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Print	$196	$224	$620	$704
Advanced Materials and Chemicals	64	58	197	173
Brand	4	3	12	11
All Other	5	4	13	12
Consolidated total	$269	$289	$842	$900

[32]

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Print	$4	$1	$18	$—
Advanced Materials and Chemicals	4	3	15	1
Brand	4	3	10	10
Total of reportable segments	12	7	43	11
All other	2	1	3	2
Depreciation and amortization	(7)	(8)	(23)	(22)
Restructuring costs and other (1)	(3)	(3)	(9)	(3)
Stock based compensation	(1)	(1)	(6)	(4)
Consulting and other costs (2)	(1)	(2)	10	(7)
Idle costs (3)	—	(1)	(1)	(2)
Interest expense (4)	(14)	(10)	(36)	(29)
Pension income excluding service cost component (4)	41	20	122	77
Loss on extinguishment of debt (4)	(27)	—	(27)	—
Other (charges) income, net (4)	(2)	—	2	(2)
Consolidated earnings from operations before income taxes	$—	$3	$78	$21

(1)	Restructuring costs and other for the three and nine months ended September 30, 2023 included $1 million and $7 million, respectively, which were reported as Restructuring costs and other in the Consolidated Statement of Operations. The remaining $2 million in each period represented inventory write-downs and were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

(2)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.  Consulting and other costs includes $1 million and $12 million of income in the three and nine months ended September 30, 2023, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $17 million of insurance reimbursement proceeds in the first nine months of 2023, of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.

(3)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(4)	As reported in the Consolidated Statement of Operations.

Kodak decreased workers' compensation and other employee benefit reserves by approximately $3 million in the three and nine months ended September 30, 2023, driven by changes in discount rates.  The change in employee benefit reserves in the three months ended September 30, 2023 impacted gross profit by approximately $2 million and selling, general and administrative expenses (“SG&A”) by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2023 impacted gross profit by approximately $1 million and SG&A expenses by approximately $2 million.

Kodak decreased workers’ compensation reserves by approximately $5 million and $13 million in the three and nine months ended September 30, 2022, respectively, driven by changes in discount rates. The decrease in reserves in the three months ended September 30, 2022 impacted gross profit by approximately $3 million and research and development ("R&D") expenses and SG&A expenses each by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2022 impacted gross profit by approximately $8 million, R&D expenses by approximately $1 million and SG&A expenses by approximately $4 million.

[33]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense, loss on extinguishment of debt and other (charges) income, net.

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

The acquisition was immaterial to Kodak's financial position as of September 30, 2023 and its results of operations and cash flows for the three and nine months ended September 30, 2023.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other charges (income), net in the Consolidated Statement of Operations). The notional amount of such contracts open at September 30, 2023 and December 31, 2022 was approximately $270 million and $308 million, respectively. The majority of the contracts of this type held by Kodak as of September 30, 2023 and December 31, 2022 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net loss from derivatives not designated as hedging instruments	$3	$6	$15	$16

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2023 and 2022.

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

[34]

The Company concluded that the Convertible Notes were considered more akin to a debt-type instrument and that the economic characteristics and risks of certain of the embedded conversion features were not considered clearly and closely related to the Convertible Notes. The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change”). Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability. The derivative was revalued when the Convertible Notes were repaid in the third quarter of 2023.  The embedded conversion features expired on July 21, 2023 upon the repayment of the Convertible Notes.  The derivative was in a liability position at December 31, 2022 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivative was being accounted for at fair value with changes in fair value included in Other charges (income), net in the Consolidated Statement of Operations.

The Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are each considered more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a Fundamental Change is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and both are separately accounted for as a single derivative asset or liability.  Both derivatives were in a liability position at September 30, 2023 and December 31, 2022 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivatives are being accounted for at fair value with changes in fair value included in Other charges (income), net in the Consolidated Statement of Operations.

The net effect of the Preferred Stock and Convertible Notes embedded derivatives on the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net loss (gain) from Preferred Stock and Convertible Notes embedded derivatives	$—	$—	$2	$(1)

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of  September 30, 2023 and December 31, 2022 was $0 million and $1 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of both  September 30, 2023 and December 31, 2022 was $1 million.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2023.

The fair values of the embedded conversion features derivatives were calculated using unobservable inputs (Level 3 fair measurements). The fair values of the embedded derivatives associated with the Convertible Notes and Series B and Series C Preferred Stock were calculated using a binomial lattice model.

[35]

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

Convertible Notes:

	Valuation Date
	July 21,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$5	$2
Kodak's closing stock price	$5.26	$3.05
Expected stock price volatility	60.00%	50.00%
Risk free rate	4.50%	4.17%
Implied credit spread on the Convertible Notes	17.75%	26.19%

Series B Preferred Stock:

	Valuation Date
	September 30,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.21	$3.05
Expected stock price volatility	55.00%	50.00%
Risk free rate	4.88%	4.17%
Implied credit spread on the preferred stock	19.32%	27.19%

Series C Preferred Stock:

	Valuation Date
	September 30,	December 31,
	2023	2022
Total value of embedded derivative liability ($ millions)	$1	$1
Kodak's closing stock price	$4.21	$3.05
Expected stock price volatility	55.00%	50.00%
Risk free rate	4.88%	4.17%
Implied credit spread on the preferred stock	21.32%	29.19%

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

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $364 million and $271 million at September 30, 2023 and December 31, 2022, respectively.  The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both September 30, 2023 and December 31, 2022.

[36]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and in other filings the Company makes with the SEC from time to time, as well as the following:

●	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

●	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections and projected growth;

●	Kodak’s ability to achieve the financial and operational results contained in its business plans;

●	Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak's continued ability to manage world-wide cash through inter-company loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;

●	Kodak’s ability to fund continued investments, capital needs, collateral requirements and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;

●	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;

●	The impact of the global economic environment, including inflationary pressures, medical epidemics such as COVID-19, geopolitical issues such as the war in Ukraine and conflict involving Israel, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;

●	Kodak's ability to effectively compete with large, well-financed industry participants or with competitors whose cost structure is lower than Kodak's;

●	The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by COVID-19, the war in Ukraine and the conflict involving Israel;

●	Kodak’s ability to comply with the covenants in its various credit facilities;

[37]

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

●

The impact of the investigations, litigation and claims arising out of the circumstances surrounding the announcement on July 28, 2020, by the U.S. International Development Finance Corporation of the signing of a non‐binding letter of interest to provide a subsidiary of Kodak with a potential loan to support the launch of an initiative for the manufacture of pharmaceutical ingredients for essential generic drugs; and;

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

Consolidated revenues in the  three and nine months ended September 30, 2023  were $ 269  million and $ 842  million, respectively, a decrease of $ 20  million ( 7% ) and $ 58  million (6%) when compared to the three and nine months ended September 30, 2022 , respectively.  Currency favorably impacted revenues in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 ($6 million) and unfavorably impacted revenue in the  nine months ended September 30, 2023  compared to the  nine months ended September 30, 2022  ($4 million).

Print revenues, which accounted for 73% and 74% of Kodak’s total revenues for the three and nine months ended September 30, 2023, respectively, declined by $28 million (13%) and $84 million (12%) compared to the prior year quarter and nine-month periods.  Advanced Materials and Chemicals revenue improved $6 million (10%) and $24 million (14%), respectively, compared to the prior year periods.

[38]

Economic Environment and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to the uncertain and unpredictable macroeconomic environment, heightened levels of inflation, changes in foreign exchange rates, the war in Ukraine, the conflict involving Israel, and other global events which impact Kodak’s operations. Kodak is experiencing supply chain disruptions, shortages in materials and labor, and increased labor, material and distribution costs as well as volume declines for certain businesses.

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

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan.  On September 28, 2023, Kodak filed petitions with U.S. Department of Commerce and the U.S. International Trade Commission requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates.  There can be no assurance that Kodak will obtain the relief sought or, if relief is obtained, that the rates of duties that may be imposed on such imported plates will provide effective relief.

Kodak is monitoring the events surrounding the conflict involving Israel and the impact on the operations of its Israel subsidiary. A leased warehouse in Israel has been destroyed; however, none of Kodak’s employees were injured.  Kodak is currently assessing the implications of this conflict, which are difficult to predict at this time, but it has been able to adapt its operations to avoid material disruption to its business.  The direct operations of Kodak’s Israel subsidiary are less than 1% of total consolidated revenue and assets for 2023.

Kodak continues to monitor the rapidly evolving events surrounding the war in Ukraine and the various sanctions imposed in response to the war. Kodak is in compliance with all sanctions. Kodak is experiencing worldwide supply constraints for aluminum and increased energy costs due in part to the war in Ukraine. The extent to which the military conflict in Ukraine will continue to impact the global economy and Kodak's business and operations remains uncertain.

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased direct operations in Russia. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2022), and there were no material impacts on the consolidated results of operations as of and for the quarter ended September 30, 2023 from the wind-down activities.

[39]

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

●

In Print's digital printing businesses, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue. The PROSPER Inkjet Systems business is expected to continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet. During the second quarter of 2023, Kodak placed its first PROSPER 7000 Turbo Press and it went into production during the third quarter of 2023.  Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging. The first flexible packaging printing system utilizing Kodak’s ULTRASTREAM inkjet technology was placed during the second quarter of 2022. In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak’s ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint. During the second quarter of 2023, Kodak placed its first KODAK PROSPER ULTRA 520 Digital Press and expects it to be in production during the fourth quarter of 2023. Kodak's Electrophotographic Printing Solutions business ceased manufacturing NEXFINITY and ASCEND printers effective December 2022. Kodak will continue to offer ink and other consumables as well as provide service to its installed base of printers.

[40]

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

[41]

RESULTS OF OPERATIONS

2023 COMPARED TO 2022

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
(in millions)	2023	Sales	2022	Sales	$ Change	2023	Sales	2022	Sales	$ Change
Revenues	$269		$289		$(20)	$842		$900		$(58)
Cost of revenues	219		246		(27)	679		773		(94)
Gross profit	50	19%	43	15%	7	163	19%	127	14%	36
Selling, general and administrative expenses	40	15%	39	13%	1	114	14%	123	14%	(9)
Research and development costs	7	3%	8	3%	(1)	25	3%	26	3%	(1)
Restructuring costs and other	1	0%	3	1%	(2)	7	1%	3	0%	4
Income (loss) from operations before interest expense, pension income excluding service cost component, loss on extinguishment of debt, other charges (income), net and income taxes	2	1%	(7)	(2)%	9	17	2%	(25)	(3)%	42
Interest expense	14	5%	10	3%	4	36	4%	29	3%	7
Pension income excluding service cost component	(41)	(15)%	(20)	(7)%	(21)	(122)	(14)%	(77)	(9)%	(45)
Loss on extinguishment of debt	27	10%	—	0%	27	27	3%	—	0%	27
Other charges (income), net	2	1%	—	0%	2	(2)	(0)%	2	0%	(4)
Income from operations before income taxes	—	0%	3	1%	(3)	78	9%	21	2%	57
(Benefit) provision for income taxes	(2)	(1)%	1	0%	(3)	8	1%	2	0%	6
NET EARNINGS	$2	1%	$2	1%	$—	$70	8%	$19	2%	$51

Revenue

Current Quarter

For the three months ended September 30, 2023 revenues declined $20 million compared with the same period in 2022, driven by lower volume in Print ($37 million) partially offset by improved pricing and product mix within Print ($4 million), improved pricing and product mix as well as higher margins in Advanced Materials and Chemicals ($4 million and $1 million, respectively) and favorable foreign currency ($6 million). See segment discussions for additional details.

Year-to-Date

For the nine months ended September 30, 2023 revenues declined $58 million compared with the same period in 2022, driven by lower volume in Print ($121 million) and an unfavorable foreign exchange impact ($4 million) partially offset by improved pricing and product mix within Print ($40 million) and Advanced Materials and Chemicals ($25 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2023 improved $7 million compared with the same period in 2022, primarily due to improved pricing and product mix within Advanced Materials and Chemicals ($6 million) and Print ($3 million), lower costs for aluminum ($9 million) and favorable foreign exchange rates ($2 million). These favorable impacts were partially offset by higher manufacturing costs combined with lower Print volume ($11 million) and by the net change in employee benefit and workers' compensation reserves ($1 million).  See segment discussions for additional details.

[42]

Year-to-Date

Gross profit for the nine months ended September 30, 2023 improved $36 million compared with the same period in 2022, primarily due to improved pricing and product mix within Print ($39 million) and improved pricing and product mix as well as higher margins in Advanced Materials and Chemicals ($26 million and $3 million, respectively) and lower costs for aluminum ($22 million). These favorable impacts were partially offset by higher manufacturing costs combined with lower Print volume ($45 million), higher restructuring and other exit costs ($2 million) and the net change in employee benefit and workers' compensation reserves ($7 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated selling and general administrative expenses ("SG&A") increased $1 million in the three months ended September 30, 2023 compared to the prior year period primarily due to higher selling and administrative costs ($3 million) partially offset by $1 million of income representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation.  Consolidated SG&A decreased $9 million in the nine months ended September 30, 2023 compared to the prior year period primarily due to lower consulting and other costs primarily associated with investigations and litigation ($5 million) and $12 million of income representing insurance reimbursement of legal costs partially offset by an increase in selling and administrative costs ($7 million) and higher stock-based compensation costs ($2 million).

Research and Development Costs

Consolidated research and development ("R&D") expenses decreased $1 million in both the three and nine months ended September 30, 2023 primarily due to a reduction in R&D activities in the Electrophotographic Printing Solutions business when manufacturing activities ceased.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component increased $21 million and $45 million in the three and nine months ended September 30, 2023, respectively.  Refer to Note 13, "Retirement Plans and Other Postretirement Benefits".

Loss on Extinguishment of Debt

For details, refer to Note 5, "Debt and Credit Facilities".

Other charges (income), net

For details, refer to Note 11, "Other Charges (Income)".

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

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

[43]

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Print	$196	$224	$620	$704
Advanced Materials and Chemicals	64	58	197	173
Brand	4	3	12	11
All Other	5	4	13	12
Consolidated total	$269	$289	$842	$900

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Print	$4	$1	$18	$-
Advanced Materials and Chemicals	4	3	15	1
Brand	4	3	10	10
All other	2	1	3	2
Depreciation and amortization	(7)	(8)	(23)	(22)
Restructuring costs and other (1)	(3)	(3)	(9)	(3)
Stock based compensation	(1)	(1)	(6)	(4)
Consulting and other costs (2)	(1)	(2)	10	(7)
Idle costs (3)	—	(1)	(1)	(2)
Interest expense (4)	(14)	(10)	(36)	(29)
Pension income excluding service cost component (4)	41	20	122	77
Loss on extinguishment of debt (4)	(27)	—	(27)	—
Other (charges) income, net (4)	(2)	—	2	(2)
Consolidated earnings from operations before income taxes	$—	$3	$78	$21

(1)	Restructuring costs and other for the three and nine months ended September 30, 2023 included $1 million and $7 million, respectively, which were reported as Restructuring costs and other in the Consolidated Statement of Operations. The remaining $2 million in each period represented inventory write-downs and were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

(2)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs includes $1 million and $12 million of income in the three and nine months ended September 30, 2023, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.  Kodak received $17 million of insurance reimbursement proceeds in the first nine months of 2023, of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.

(3)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(4)	As reported in the Consolidated Statement of Operations.

[44]

Kodak decreased workers' compensation and other employee benefit reserves by approximately $3 million in the three and nine months ended September 30, 2023, driven by changes in discount rates.  The change in employee benefit reserves in the three months ended September 30, 2023 impacted gross profit by approximately $2 million and SG&A by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2023 impacted gross profit by approximately $1 million and SG&A expenses by approximately $2 million.

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

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense, other operating income, net, loss on extinguishment of debt and other (charges) income, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses. The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP. Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

PRINT SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$196	$224	$(28)	$620	$704	$(84)

Operational EBITDA	$4	$1	$3	$18	$—	$18
Operational EBITDA as a % of revenues	2%	0%		3%	0%

Revenues

Current Quarter

The decrease in Print revenues for the three months ended September 30, 2023 of approximately $28 million reflected lower volumes in Prepress consumables, equipment and service ($21 million, $5 million and $2 million, respectively), Electrophotographic Printing Solutions consumables and service and Electrophotographic Printing Solutions equipment (each $3 million) and PROSPER annuities ($2 million) partially offset by favorable pricing in Prepress equipment ($1 million) and favorable foreign currency rates ($5 million).

Year-to-Date

The decrease in Print revenues for the nine months ended September 30, 2023 of approximately $84 million reflected lower volumes in Prepress consumables, equipment and service ($91 million, $6 million and $3 million, respectively), Electrophotographic Printing Solutions consumables and service as well as equipment ($7 million and $3 million, respectively), PROSPER annuities ($5 million), Versamark consumables and service ($4 million) and PROSPER components ($2 million) as well as an unfavorable foreign exchange impact ($4 million).  These unfavorable impacts were partially offset by improved pricing in Prepress Solutions consumables ($30 million), PROSPER annuities ($2 million) and Electrophotographic Printing Solutions consumables and service ($1 million) and Versamark consumables and service ($1 million) as well as improved pricing and product mix in Prepress equipment ($3 million) and Prepress service ($1 million).

[45]

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended September 30, 2023 improved $3 million reflecting lower costs for aluminum ($9 million) and improved volume in Electrophotographic Printing Solutions equipment ($1 million), partially offset by increased manufacturing costs ($7 million) driven by lower volumes and increases in other costs such as utilities, transportation and supplies and the net impact of changes in employee benefit and workers' compensation reserves ($1 million).

Year-to-Date

Print Operational EBITDA for the nine months ended September 30, 2023 improved $18 million reflecting price improvements in Prepress Solutions consumables ($30 million), Prepress Solutions Service ($1 million) and Electrophotographic Printing Solutions consumables and service ($1 million), improved product mix on PROSPER and Prepress Solutions equipment annuities (each $2 million), Versamark annuities ($1 million), lower R&D costs ($2 million) and lower costs for aluminum ($22 million). These favorable impacts were partially offset by increased manufacturing costs ($39 million) driven by lower volumes and increases in other costs such as utilities, transportation and supplies, and the net impact of changes in employee benefit and workers' compensation reserves ($5 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$64	$58	$6	$197	$173	$24

Operational EBITDA	$4	$3	$1	$15	$1	$14
Operational EBITDA as a % of revenues	6%	5%		8%	1%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended September 30, 2023 improved $6 million primarily from price and product mix improvements as well as higher margins in Industrial Film and Chemicals (each $3 million) and price improvements in Motion Picture ($1 million) partially offset by lower volumes in Motion Picture ($1 million).

Year-to-Date

Advanced Materials and Chemicals revenues for the nine months ended September 30, 2023 improved $24 million primarily from price and product mix improvements in Industrial Film and Chemicals ($22 million) and price improvements in Motion Picture ($3 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA improved $1 million for the three months ended September 30, 2023 reflecting price and product mix improvements Industrial Film and Chemicals ($5 million), pricing improvements in Motion Picture ($1 million) and favorable foreign currency rates ($1 million) partially offset by higher SG&A costs ($2 million) and higher manufacturing costs ($4 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $14 million for the nine months ended September 30, 2023 reflecting price and product mix improvements as well as higher margins in Industrial Film and Chemicals ($23 million and $3 million, respectively) and pricing improvements in Motion Picture ($3 million) partially offset by increased manufacturing costs ($6 million), higher SG&A costs ($4 million) and the net impact of changes in employee benefit and workers' compensation reserves ($4 million).

[46]

BRAND SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$4	$3	$1	$12	$11	$1

Operational EBITDA	$4	$3	$1	$10	$10	$—
Operational EBITDA as a % of revenues	100%	100%		83%	91%

There were no material changes in Brand revenues or Operational EBITDA for the three and nine months ended September 30, 2023 compared to the prior year periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $3 million and $9 million related to restructuring activities for the three and nine months ended September 30, 2023, respectively, of which $1 million and $7 million were reported as Restructuring costs and other in the Consolidated Statement of Operations. The remaining $2 million in each period represented inventory write-downs and were reported as Cost of revenues in the accompanying Consolidated Statement of Operations. The charges recorded for the nine months ended September 30, 2023 consisted of $8 million of severance charges, $2 million of inventory write-downs, and a net credit of $1 million in exit costs, as Kodak settled certain supplier obligations related to the cessation of manufacturing of the Electrophotographic Printing Solutions equipment products for less than the contractual amounts recorded in the fourth quarter of 2022.

Kodak made cash payments related to restructuring of approximately $2 million and $7 million during the three and nine months ended September 30, 2023, respectively.

The restructuring actions implemented in the first nine months of 2023 are expected to generate future annual cash savings of approximately $7 million, which are expected to reduce future annual SG&A and Cost of revenues expenses by $3 million and $4 million, respectively. The majority of the annual savings are expected to be in effect by the end of the second quarter of 2024 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $246 million, an increase of $29 million from December 31, 2022.

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

[47]

Available liquidity includes existing cash balances and cash flows from operating activities. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2023 and December 31, 2022 approximately $171 million and $152 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $75 million and $65 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of September 30, 2023 and December 31, 2022, outstanding inter-company loans to the U.S. were $426 million and $399 million, respectively, which include short-term inter-company loans from Kodak’s international finance center of $139 million and $109 million, respectively. In China, where approximately $25 million and $24 million of cash and cash equivalents was held as of September 30, 2023 and December 31, 2022, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an $80 million inter‐company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the U.S. The inter‐company loan is required to be repaid in the next two years in four equal installments.  The first $20 million installment is due by November 16, 2023 and the remaining installments are due in 2024. The amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced. If the inter‐company loan is not extended, refinanced or amended and the Hong Kong subsidiary does not pay the remaining installments by the end of the 30‐day grace period following notice by the Chinese subsidiary after a failure to pay on the due date of such installment, the Hong Kong subsidiary would default on the inter‐company loan. The Company intends to pursue alternatives that will allow it and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity.

Kodak's cash flows continue to be negatively impacted by supply chain disruptions, shortages in materials and labor, increased labor, commodity and distribution costs and slowdown in customer demand related to global economic conditions. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements that were largely implemented during 2022 have positively impacted Kodak’s operations during the first nine months of 2023. The economic uncertainty surrounding the current inflationary environment and other global events represents additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the war in Ukraine and the conflict involving Israel, and other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, or how quickly and to what extent normal economic and operating conditions can resume.

During the third quarter of 2023, Kodak entered into multiple long-term brand licensing arrangements and recorded total deferred revenue of approximately $57 million.  Kodak received approximately $8 million of cash proceeds related to these licensing arrangements in the current year quarter and expects to receive approximately $4 million in the fourth quarter of 2023, $40 million in the first quarter of 2024 and $5 million in 2025.

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

[48]

 July 21, 2023 Financing Transactions:

On June 30, 2023, the Company entered into an amendment (the “Term Loan Amendment”) to the Original Term Loan Credit Agreement (the Original Term Loan Credit Agreement and, as amended and restated by the Term Loan Amendment, the “Amended and Restated Term Loan Credit Agreement”), with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Term Loan Lenders”) and the and Alter Domus (US) LLC, as administrative agent (the “Agent”).  Subject to the terms and conditions of the Term Loan Amendment, the Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”).

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Term Loans.  The Company received net proceeds from the Term Loans of approximately $435 million, of which $318 million, representing the aggregate principal amount of the Original Term Loans plus the accrued paid-in-kind interest and $2 million of cash interest, was paid by the Company to refinance the obligations under the Original Term Loan Credit Agreement.

Approximately $28 million of the net proceeds from the Term Loans were used to repay in full the Company’s outstanding Convertible Notes, representing the aggregate principal amount of the Convertible Notes plus accrued paid-in-kind interest.

In addition, the Company repaid in full the amounts outstanding under its 2023 Amended ABL Credit Agreement, used $59 million of the net proceeds from the Term Loans to fund the L/C Cash Collateral account and paid approximately $1 million in fees in connection with the Amended and Restated L/C Facility Agreement (defined below).

The remaining net proceeds from the Term Loans of approximately $29 million are being used by the Company for general corporate purposes and working capital needs.

The Term Loan Amendment also amended and restated the Original Term Loan Credit Agreement to, among other things, (i) extend the maturity date to the earlier of August 15, 2028 or the date that is 91 days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Series B Preferred Stock or Series C Preferred Stock or any extensions or refinancings of any of the foregoing, (ii) make certain other changes to the terms of the Original Term Loan Credit Agreement and (iii) make certain other changes to the terms of the Guarantee and Collateral Agreement, dated as of February 26, 2021, among the Company, the Subsidiary Guarantors and the Agent.

The Term Loans bear interest at a rate of 7.5% per annum payable in cash and 5.0% per annum payable “in-kind” or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum.

The Amended and Restated Term Loan Credit Agreement continues to limit, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Amended and Restated Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. The Amended and Restated Term Loan Credit Agreement contains customary affirmative covenants, including delivery of certain of the Company’s financial statements, and customary event of default provisions, including a cross-default provision that would give rise to an event of default if there is a default under or acceleration of “Material Indebtedness” other than inter-company indebtedness. Material Indebtedness includes obligations having a principal amount of at least $20 million (increasing to $25 million after the Deleveraging Milestone Date). The Amended and Restated Term Loan Credit Agreement does not include a financial maintenance covenant or any subjective acceleration clauses.

[49]

ABL Credit Agreement

Approximately $58 million letters of credit were issued under the 2023 Amended ABL Credit Agreement and Amended ABL Credit Agreement as of both July 21, 2023 and December 31, 2022.  As noted above, upon the termination of the 2023 Amended ABL Credit Agreement, the letters of credit totaling $58 million were transferred to the Amended and Restated L/C Facility, increasing letters of credit under the Amended and Restated L/C Facility Agreement to $99 million. The lenders’ security interest in any of the Company’s or its subsidiaries assets or property securing the 2023 Amended ABL Credit Agreement was released.

Letter of Credit Facility Agreement

Approximately $31 million and $43 million letters of credit were issued under the Amended and Restated L/C Facility Agreement and L/C Facility Agreement as of September 30, 2023 and December 31, 2022, respectively.  The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $32 million and $44 million at September 30, 2023 and December 31, 2022, respectively, which was classified as Restricted Cash.

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

Under the terms and conditions of the June 2023 L/C Facility Amendment, the L/C Lender committed to issue additional letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, to an aggregate principal amount of commitments of up to $100 million (the “L/C Facility Commitments”), until August 30, 2023, provided that, at all times, the Company posted L/C Cash Collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time.

The Company used $59 million of the net proceeds from the Term Loans to cash collateralize the letters of credit transferred to the L/C Facility from the 2023 Amended ABL Credit agreement, increasing the balance on deposit in the L/C Cash Collateral account to $102 million.  In August 2023 the Company used $68 million of the funds in the L/C Cash Collateral account to cash collateralize its undiscounted actuarial workers’ compensation obligations directly with the New York State Workers’ Compensation Board (“NYS WCB”), reducing the issued letters of credit to $31 million and the balance on deposit in the L/C Cash Collateral account to $32 million (see discussion below). The Amended and Restated L/C Facility Agreement does not include a minimum liquidity or financial maintenance covenant.

	September 30,	December 31,
(in millions)	2023	2022
Cash, cash equivalents and restricted cash	$374	$286

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Year-Over-Year Change
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21	$(130)	$151
Cash flows from investing activities:
Net cash used in investing activities:	(15)	(44)	29
Cash flows from financing activities:
Net cash provided by financing activities	87	45	42
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(14)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	$88	$(143)	$231

[50]

Operating Activities

Net cash from operating activities improved $151 million for the nine months ended September 30, 2023 as compared with the corresponding period in 2022 primarily due to improved earnings, proceeds from insurance reimbursements, a refund from a governmental authority, decreased investment in inventory and an increase in liabilities excluding borrowings and trade payables driven by increase in deferred revenue associated with brand licensing arrangements.  This improvement was partially offset by an increase in trade receivables driven by $44 million in receivables recorded for brand licensing arrangements and a reduction in trade payables. During the nine months ended September 30, 2023, Kodak received $17 million of insurance reimbursement proceeds of legal costs previously paid by the Company associated with investigations and litigation matters and a $9 million refund from a governmental authority.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 decreased $29 million compared to the corresponding period in 2022 due to the purchase of an equity interest in Wildcat in the third quarter of 2022 partially offset by an increase in additions to properties.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 increased $42 million compared to the corresponding period in 2022 driven by the net proceeds of $90 million received in the third quarter of 2023 from the July 21, 2023 financing transactions.

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

Other Collateral Requirements
The NYS WCB requires security deposits related to self‐insured workers’ compensation obligations, which security deposits are recalculated annually. Due to changes in 2019 to the manner in which the required security deposits are determined, the Company has been required to post additional collateral over the last several years. As of September 30, 2023, the Company had posted $75 million of collateral, representing 107% of the Company’s undiscounted actuarial workers’ compensation obligations. Effective May 1, 2023, the Company added New York to its existing workers compensation liability insurance policy and is no longer self-insured for future claims.  As a result, the NYS WCB confirmed the Company will no longer be obligated to post any additional collateral, including the previously disclosed 50% credit rating-based assessment.  Further, the NYS WCB confirmed the Company can request a review of the security deposits supporting the historical liability beginning on July 1, 2025 with the submission of a current actuarial report. Based on the results of the actuarial valuation report, the required security deposits may be eligible for reduction.

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

As a result of the Company’s credit ratings, during the second quarter of 2020 two surety bond holders notified the Company they required approximately $9 million of incremental collateral. The Company reduced the surety bond value by approximately $9 million in July 2020 with an equivalent increase to an existing letter of credit with the NYS WCB. In the third quarter of 2023 the Company deposited $68 million directly with the NYS WCB and cancelled the corresponding letter of credit supporting the associated liability. The Company could be required to provide up to $4 million of letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

[51]

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $9 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2023.  For the balance of 2023, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $4 million.

Capital Expenditures

Cash flow from investing activities included $15 million of capital expenditures for the nine months ended September 30, 2023. Kodak expects approximately $20 million to $30 million of total capital expenditures for 2023.

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

On May 16, 2023, Kodak acquired 100% of the outstanding shares of Graphic Systems Services, Inc. (“GSS”).  GSS represented less than 1% of consolidated revenues for the three months ended September 30, 2023 and less than 1% of consolidated total assets as of September 30, 2023.  As permitted by the SEC, Kodak elected to exclude GSS from its assessment of changes in internal controls over financial reporting.

There have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

[52]

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2023

None.

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2023

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
July 1 through 31	28,963	$5.90	n/a	n/a
August 1 through 31	16,370	4.86	n/a	n/a
September 1 through 30	12,295	4.37	n/a	n/a
Total	57,628	$5.28

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

Item 5. Other Information

(c) Trading Plans

None.
[53]

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

[54]

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

[55]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: November 8, 2023	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[56]