Form 10-K
period 2023-12-31
EASTMAN KODAK CO
filed 2024-03-14
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023 or

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

Registrant’s telephone number, including area code: (800) 356-3259

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023, was approximately $293 million.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2024 was 79.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 15, 2024 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Eastman Kodak Company

Form 10-K

December 31, 2023

PART I

ITEM 1.	BUSINESS

When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “Kodak” refer to the consolidated company on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K Report.

Kodak is a global manufacturer focused on commercial print and advanced materials and chemicals. With 79,000 patents earned over 130 years of research and development ("R&D"), Kodak believes in the power of technology and science to enhance what the world sees and creates. Kodak's innovative, award-winning products, combined with its customer-first approach, make us the partner of choice for commercial printers worldwide. Kodak is committed to environmental stewardship, including industry leadership in developing sustainable solutions for print.

The Company was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey.  Kodak is headquartered in Rochester, New York.

DESCRIPTION OF THE BUSINESS

Kodak’s operations are classified into three reportable segments: Print, Advanced Materials and Chemicals, and Brand. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and primarily represent the Eastman Business Park ("EBP") operations.

Print

The Print segment is comprised of five lines of business: the Prepress Solutions business, the PROSPER business, the Software business, the Electrophotographic Printing Solutions business and the Versamark business.  Print segment products include digital offset plate offerings and computer-to-plate (“CTP”) imaging solutions, high-quality digital printing solutions using electrically charged toner-based technology, production press systems, consumables (primarily ink), inkjet components, software and services.  The Print segment serves a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging/labels. Print products are sold to customers through both a direct sales team as well as indirectly through dealers and channel partners.  Key competitors are Fuji, EC03, HP, Canon, Ricoh and Screen. Products and services included in Kodak’s offerings are described below.

This segment is experiencing challenges from higher raw material and other supply chain costs and competitive pricing pressures. Refer to the Business Overview and Strategy section of Item 7, “Management’s Discussion and Analysis” for additional information on the opportunities and challenges related to the Print segment.

•	Prepress Solutions:

•	The Prepress Solutions business provides digital offset plate offerings and CTP imaging solutions.

•

The goal of Prepress Solutions is to pursue a contract-based, stable and recurring cash flow-generative business model. The average duration of customer contracts is two years. These contracts generate recurring revenue. The core of the business is the manufacturing of aluminum digital printing plates of varying sizes. These plates can be as small as 23cm x 27cm and as large as 126cm x 287cm. Unexposed plates are sold to commercial printing companies for use in the offset printing process. Kodak also manufactures equipment, known as CTP equipment, which images the plates with a laser. The offset printing process transfers ink from the plate onto a rubber blanket and then onto the substrate to be printed. Due to the nature of the imaging and printing process, a new plate must be used for each printing run. As a result, there is a recurring revenue stream from the sale of these plates.

•

The Digital offset plate offerings include KODAK SONORA Process Free Plates. Instead of the traditional process in which a plate is run through processing equipment containing a solution of developer, chemicals and water to set the image, KODAK SONORA Process Free Plates enable printers to set the image on the platesetter, then go directly to press. Processing variability is eliminated, so process-free plate users benefit from more consistent and stable plates.  The solution is designed to be a much more environmentally friendly approach that could eliminate all processing chemicals, water and excess energy and waste from the plate-making process. These plates are designed to deliver cost savings and efficiency for customers and promote environmental sustainability practices.

•

On September 1, 2019 Kodak established a strategic relationship with Lucky HuaGuang Graphics Co. Ltd (“HuaGuang”) in the People’s Republic of China. The relationship is comprised of an agreement under which Kodak sold its shares of the Kodak (China) Graphic Communication Co. Ltd. entity, which included the offset printing plates facility in Xiamen, China, and related assets and liabilities, to HuaGuang; a supply agreement for HuaGuang to help Kodak fulfill customer demand; and a license agreement under which Kodak licensed its plates technology, including its Sonora Process Free plates technology, to HuaGuang with the intent of expanding the plates market in China. The term of the supply agreement expires in the third quarter of 2024.

•	PROSPER:

•

The PROSPER business product offerings include PROSPER press systems and PROSPER components, based on KODAK’s Continuous Inkjet Technologies KODAK Stream and ULTRASTREAM, along with KODACHROME and KODAK EKTACOLOR Inks and KODAK OPTIMAX Primers. Examples include the PROSPER 7000 Turbo Press and the PROSPER ULTRA 520 Press, which is powered by ULTRASTREAM, Kodak’s 4th generation inkjet technology, which Kodak believes delivers exceptional quality at the fastest speeds, even on the most demanding jobs with heavy ink coverage on glossy and coated papers.

•	In addition to Kodak-branded presses, PROSPER print head components are integrated into original equipment manufacturer (“OEM”) partner products and systems. Applications include publishing, commercial print, direct mail, packaging, and décor. The modular and scalable design of print heads powered by our ULTRASTREAM inkjet technology facilitates integration in print widths from 104 – 2500 mm (4” – 98”) for applications on paper, film, plastic, and other substrates, expanding the footprint of inkjet printing to take on the challenges of a new age of digital printing.

•	Sales of PROSPER presses and components result in recurring revenue from sales of KODACHROME and KODAK EKTACOLOR Inks and KODAK OPTIMAX Primers and equipment service. The level of recurring revenue depends on the application for which the equipment is used, which drives the total number of pages printed and, therefore, the amount of ink usage. Kodak also generates revenue through the sale of other consumables including refurbished jetting modules and service.

•	Software:

•

The Software business offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak products and third-party offerings. Production workflow software is used by customers to manage digital and conventional print content from file creation to output. Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries. Kodak added its cloud-based PRINERGY On Demand Platform to its PRINERGY offerings in 2022.

•	The Software business includes digital front-end controllers which manage the delivery of personalized content to digital presses while controlling color and print consistency.

•	Electrophotographic Printing Solutions:

•	NEXFINITY printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.

•	Kodak ceased manufacturing of NEXFINITY printers effective December 2022. Kodak will continue to offer ink and other consumables as well as provide service to its installed base of printers.

•	Versamark:

•

The KODAK VERSAMARK products are the predecessor products to the PROSPER business. Kodak has ceased manufacturing VERSAMARK Press Systems. Users of KODAK VERSAMARK products continue to purchase ink and other consumables as well as service from Kodak. Applications of the VERSAMARK products include publishing, transactional, commercial print and direct mail.

Net sales for the Prepress business accounted for 56%, 59% and 57% of Kodak’s total net revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of four lines of business: the Industrial Film and Chemicals business, the Motion Picture business, the Advanced Materials and Functional Printing business and the IP Licensing and Analytical Services business. Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers. Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 34% of total Advanced Materials and Chemicals segment revenues in 2023 and 32% in both 2022 and 2021. Products and services included in Kodak’s offerings are described below.

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

•

Includes related component businesses: Specialty Chemicals; Solvent Recovery; and Polyester Film. Specialty Chemicals include unregulated key starting materials (“KSMs”) for pharmaceuticals. Kodak intends to continue organic expansion of its KSM production and is exploring opportunities to further expand its pharmaceutical offerings.  Specialty Chemicals also includes materials for batteries (e.g., electric vehicles ("EV") and others) and specific functional materials for personal care products.

•	Offers specialty inks and dispersions to third parties.

•

Offers coating and product commercialization services: offerings include both pilot-scale and production scale roll-to-roll coating capabilities utilizing Kodak’s assets and know-how to commercialize and manufacture third-party products.  This includes the growth initiative for coated substrates for components used in cell and battery pack assembly.

•	Motion Picture:

•	Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories and independent filmmakers.

•	Kodak motion picture film processing laboratories offer onsite processing services at strategic locations in the U.S. and Europe.

•	Advanced Materials and Functional Printing:

•

Advanced Materials develops solutions for component smart materials based on the materials science inventions and innovations from the research laboratories. There are multiple applications that Kodak contemplates addressing in this category, one of which is light blocking particles for black out window treatments.  The commercialization of the black out window treatments is complete including a coated textile production facility in Eastman Business Park.  A second application is a specialized functional film being manufactured for use by a 3D printing customer.  A third application is the process development work for launching Kodak’s diagnostic test reagents as preparation for the opening of a cGMP facility within an existing building at Eastman Business Park to manufacture regulated pharmaceutical materials for healthcare applications.

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

Net sales for Industrial Film and Chemicals business accounted for 18%, 15% and 14% of Kodak’s total net revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Brand

The Brand segment includes licensing of the Kodak brand to third parties. Kodak currently licenses its brand for use with a range of products including digital, instant print and 35mm film cameras, printing and scanning consumer use devices, eyewear, batteries and apparel. Kodak intends to continue efforts to grow its portfolio of brand licenses to generate both ongoing royalty streams and upfront payments. Brand licensees use the Kodak brand on their own products and use their own distribution channels.

RAW MATERIALS

The raw materials used by Kodak are many and varied and are generally readily available. Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  Kodak procures lithographic aluminum coils from several suppliers with pricing largely based on prevailing market prices for aluminum. Electronic components are used in the manufacturing of commercial printers and other electronic devices. The film and chemicals business uses many raw materials, including silver, from a broad range of suppliers. While most raw materials are generally available from multiple sources, certain key electronic components, other components and specialty chemicals included in the finished goods manufactured by Kodak and manufactured by and purchased from Kodak’s third-party suppliers are obtained from single or limited sources, which subjects Kodak to supply risks. Refer to Item 1A, "Risk Factors" and the Executive Overview section of Item 7, “Management’s Discussion and Analysis” for a discussion of the impact of the economic environment and other global events for additional information.

SEASONALITY OF BUSINESS

Printing equipment and plate unit sales generally are higher in the fourth quarter, resulting from customer or industry budgeting practices and buying patterns.

RESEARCH AND DEVELOPMENT

Kodak's general practice is to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak's ability to provide industry-leading products. Kodak holds portfolios of patents in several areas important to its business, including specific technologies such as lithographic printing plates and related equipment systems; digital printing workflow and color management proofing systems; key press components and toners for color and black-and-white electrophotographic printing systems; commercial inkjet writing systems and components, presses and inks; custom and specialty materials for 3D printing, functional printing materials, material formulations, and deposition modalities; engineered microparticles for specific functions; and security materials.  Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak's overall business performance.

In addition to patents, Kodak’s intellectual property includes know-how in many of the areas noted above, but in other businesses as well, such as color negative films, processing and print films, and manufacturing of KSMs for the pharmaceutical industry.

Kodak's major products are not dependent upon one single, material patent. Rather, the technologies that underlie Kodak's products are supported by an aggregation of patents having various remaining lives and expiration dates along with know-how and trade secrets. There is no individual patent, or group of patents, whose expiration is expected to have a material impact on Kodak's results of operations.

ENVIRONMENTAL MATTERS

Kodak is subject to a wide variety of increasingly stringent federal, state, local, and foreign environmental laws and regulations, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. It is Kodak’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices and to comply with applicable health, safety and environmental laws and regulations. Kodak continues to engage in programs for environmental, health and safety protection and control.

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

Kodak is focused on developing and delivering products and technologies that can drive sustainability and profitability by increasing operational efficiency, minimizing resource use, reducing costs over time and empowering customers to meet their own sustainability objectives.

The opportunity to reduce the environmental impact of its products and services is especially great for print products, as commercial printing has historically been a significant source of waste and pollution. Kodak continues to develop in-house life cycle assessment and carbon footprint capabilities, which will help identify where the environmental footprint of Kodak’s products can be further reduced.

HUMAN CAPITAL

As of the end of 2023, Kodak employed approximately 4,000 employees across 34 countries. Kodak’s success depends on identifying, attracting, engaging, developing, and retaining a highly skilled workforce in multiple areas within Kodak. Outside the U.S. there are employees in certain countries that are represented by unions or similar organizations, such as works councils, or are covered by collective bargaining agreements.

Kodak utilizes temporary staffing programs to develop a pipeline of talent and provide additional support during peak periods. This includes working closely with local schools to provide apprentice and intern programs.  Less than 2% of its workforce is temporary.

Diversity, Equity and Inclusion

Kodak seeks to create an inclusive and creative environment globally. Kodak strives to create a culture of inclusion, reduce bias in its talent practices, and invest in and engage with its communities. Kodak conducts diversity and code of conduct trainings with employees and managers to promote an inclusive and diverse workplace, where all individuals feel respected and part of a team regardless of their race, national origin, ethnicity, gender, age, religion, disability, sexual orientation or gender identity.

Kodak has achieved a score of 100% on the Human Rights Campaign Foundation’s Corporate Equality Index for over two decades and is included on its list of “Best Places to Work for LGBTQ+ Equality”.

Health, Wellness and Safety

Kodak is dedicated to driving continuous safety improvement across its operations. Kodak’s approach includes identifying and mitigating risk, targeted training, information sharing on safe work practices, and thorough analysis of incidents and near misses, implementing preventative measures and performing reviews to ensure the hazard has been eliminated.

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

Summary of Risk Factors

The following is a summary of the risk factors Kodak faces. The list is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks Kodak faces include:

Summary of Risks Related to Kodak’s Business and Operations

●

Kodak’s business, financial condition and results of operations have been and may continue to be adversely affected by global economic and geopolitical conditions, including wars and other hostilities, medical epidemics, inflation, rising interest rates, and slowdowns in customer demand.

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

Summary of Risks Related to Kodak’s Indebtedness and Access to Capital Markets

●

The Company’s substantial monetary obligations require a portion of our cash flow to be used to fund other obligations rather than be invested in the business and could adversely affect our ability to fund our operations.

●

The availability of letters of credit under the Amended and Restated Letter of Credit Facility Agreement ("Amended and Restated L/C Facility Agreement") is limited by the amount of cash on deposit with the administrative agent.

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

Summary of Legal, Regulatory and Compliance Risks

●	Legal proceedings and governmental investigations could have a material adverse effect on our business operations and prospects, reputation, financial condition, results of operations and stock price.

●	Our business and financial condition can be impaired by improper conduct by any of our employees, agents, or business partners.

●	Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition.

●

Failure to comply with environmental laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on our business, results of operations and financial condition.

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

●	Kodak may be required to recognize impairments in the value of our trade name and/or other long-lived assets which could adversely affect our results of operations.

Summary of Risks Related to the Company’s Common Stock

●	The conversion of the Series B Preferred Stock and Series C Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

●	The holder of the Series C Preferred Stock may influence the composition of the Board and future actions taken by the Board.

●	The resale of the Company’s common stock may adversely affect the price of our common stock.

●

The resale of a significant portion of the Company’s securities or certain accumulations or transfers of the Company’s securities could result in a change of control of the Company and the loss of favorable tax attributes.

●	The Company’s stock price has been and may continue to be volatile.

Risks Related to Kodak’s Business and Operations

Kodak’s business, financial condition and results of operations have been and may continue to be adversely affected by global economic and geopolitical conditions, including the impact of wars and other hostilities, medical epidemics, inflation, rising interest rates, and slowdowns in customer demand.

Worsening global economic conditions, including those associated with the war in Ukraine, the conflicts involving Israel, medical epidemics, heightened levels of inflation and rising interest rates, could have material adverse impacts on Kodak’s business, cash flows, employees, suppliers, customers, and others’ ability to conduct business, including increased operational costs, extended business shutdowns, reduced operations, restrictions or interruptions in shipping, manufacturing or installing products, reduced consumer demand and the reduced ability of our customers to make payments. Accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay, and our liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions.

Due to the global economic impact of the war in Ukraine, the conflicts involving Israel, medical epidemics, heightened levels of inflation and rising interest rates, we have and may continue to experience additional operating costs due to increased cost of energy, shipping, raw materials and labor, limited availability of raw materials and component products, delays in shipping and transportation and a decline in customer demand. Kodak’s products contain aluminum, silver, petroleum-based or other commodity-based raw materials, the prices of which have significantly increased, and could continue to increase. Ongoing disruptions in our supply chain could affect our ability to continue to meet customer demand for our products and services.  Continued or worsening operational and global economic conditions could materially affect our business, financial condition or results of operations.  The extent to which the global economic conditions affect our results will depend on future developments, which are highly uncertain and cannot be predicted.  This includes new information which may emerge concerning the continued impact of the war in Ukraine and the conflicts involving Israel, any escalation thereof, and the impact of the international response thereto.  For additional discussion regarding known impacts of the war in Ukraine, the conflicts involving Israel and the global economic environment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ in this Annual Report on Form 10-K.

The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate our business.

Continued investment, capital needs, restructuring payments, dividends and servicing Kodak’s debt require a significant amount of cash and we may not be able to generate sufficient cash to fund these activities, which could adversely affect our business, financial condition, and results of operations. Kodak has not consistently generated positive operating cash flows without supplementing such cash flow from operations with financing and monetization transactions over the past several years. Kodak's businesses may not grow or continue to generate the same or enough cash flow.

It may take Kodak longer than planned to generate consistent positive cash flow from operations, which would have a material adverse effect on our liquidity and financial position. If Kodak is unable to generate positive cash flow from operations for an extended period in the future or to adequately supplement such cash flow from operations, our ability to continue as a going concern could be impaired or limited.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, legal, regulatory and other factors beyond our control. There are no assurances:

•	Kodak’s businesses will generate sufficient cash flow from operations;
•	Kodak will be able to repatriate or move cash to locations where and when it is needed;
•	Kodak will meet all conditions associated with borrowings or issuing letters of credit under the Amended and Restated L/C Facility Agreement;
•	Kodak will realize cost savings, earnings growth or operating improvements resulting from the execution of our business and restructuring plan;
•	Kodak will not have to expend cash defending lawsuits regardless of the merits of any claims raised; or
•	Future sources of funding will be available in amounts sufficient to enable funding of our liquidity needs.

Kodak’s business may not generate cash flow in an amount sufficient to enable us to pay the principal or mandatory redemption price of, or interest and dividends on, the senior secured first lien term loans (the “Term Loans”) borrowed under the Amended and Restated Credit Agreement, dated June 30, 2023, by and among the Company, the lenders party thereto (the “Term Loan Lenders”), and Alter Domus (US) LLC, as Administrative Agent (the “Term Loan Credit Agreement”), the 4.0% Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), and the 5.0% Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, restructuring actions, collateral requirements, strategic acquisitions, investments and alliances and other general corporate requirements.

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

Kodak has focused our investments in print, advanced materials, and chemicals. These investment areas include digital printing using commercial inkjet, high resolution functional printing for electronic and optical solutions, specialty chemicals (including pharmaceutical and reagent products), coated materials used in electric vehicle/energy storage batteries and smart materials for light control and 3D printing. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for Kodak to grow these businesses, improve margins and achieve our financial objectives. Additionally, Kodak’s strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that Kodak’s ability to successfully execute our strategy will be unaffected by external factors. If Kodak is unsuccessful in growing our investment businesses as planned, or perceiving the needs of our target customers, Kodak’s results of operations, financial condition and liquidity could be adversely affected.

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

Kodak generally sells our products in industries which are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Kodak’s success depends on our ability to offer differentiated solutions and technologies to capture market share and grow scale. To do so, Kodak must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products we provide to customers may not or may no longer meet the needs of our customers as the business models of our customers evolve. Kodak’s customers may decide to outsource their imaging and printing needs or may purchase imaging and printing services from other suppliers in order to meet their needs. In addition, it is difficult to always successfully anticipate the products and services our customers will demand. The success of Kodak’s business depends in part on our ability to identify and respond promptly to changes in customer preferences, expectations and needs. If Kodak does not timely assess and respond to changing customer expectations, preferences and needs, our financial condition, results of operations or cash flows could be adversely affected.

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

Commercial success depends on many factors, including innovation, manufacturing capability, and effective distribution and marketing. If customers do not perceive Kodak’s latest offerings as providing significant new functionality or other value, they may reduce their purchases of new products or upgrades, unfavorably affecting our revenue. That may mean Kodak does not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all.

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

Aging manufacturing facilities and equipment could lead to failures of equipment and systems and require capital investment.

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

Finally, Kodak uses open-source software in connection with some of our products and services. Companies which incorporate open-source software into their products have, from time to time, faced claims challenging the ownership of open-source software and/or compliance with open-source license terms. As a result, Kodak could be subject to suits by parties claiming ownership of what we believe to be open-source software or noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute open-source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code on unfavorable terms or at no cost. Any requirement to disclose Kodak’s source code or pay damages for breach of contract could be harmful to our business results of operations and financial condition.

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

16

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

Worldwide operations could be subject to earthquakes, power shortages or outages, internet, systems and telecommunications failures, cyber-attacks, terrorism and other physical security threats, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, failure of critical infrastructure, medical epidemics, political or economic instability, including war and protests, and other natural or manmade disasters or business interruptions, for which Kodak is predominantly self-insured. The occurrence of any of these business disruptions could cause disruptions to Kodak’s operations or the operations of our suppliers, distributors and resellers, or customers and have a material adverse effect on Kodak’s results of operations and financial condition.

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

Kodak relies on third-party suppliers for goods and services, many of which are unique, to support our manufacturing, logistics, and business operations. To the extent we rely on third parties, we face the risks that those third parties may not be able to:

•	Obtain supplies and materials necessary to deliver goods or services to Kodak;
•	Mitigate the impact of labor shortages and/or other disruptions;
•	Develop manufacturing methods appropriate to Kodak’s products;
•	Maintain an adequate control environment; and
•	Quickly respond to changes in customer demand for Kodak’s products.

Suppliers may choose to unilaterally withhold products, components or services. In addition, Kodak may experience shortages in supply and disruptions in service and supply as a result of unexpected demand, product obsolescence, transportation and logistical limitations, and/or disruptions or production difficulties at our suppliers, such as disruptions due to fires, medical epidemics, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of our suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from our suppliers, Kodak may be unable to meet our customer commitments, our costs could be higher than planned, and our cash flows and the reliability of our products could be negatively impacted. Kodak will vigorously enforce our contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by our suppliers.

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

Risks Related to Kodak’s Indebtedness and Access to Capital Markets

The Company’s substantial monetary obligations require a portion of our cash flow to be used to fund other obligations rather than be invested in the business and could adversely affect our ability to fund our operations.

The Company has obligations for borrowed money or in connection with letters of credit under the Term Loan Credit Agreement and the cash collateralized Amended and Restated L/C Facility Agreement (together, the “Credit Agreements”).

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

The availability of letters of credit under the Amended and Restated L/C Facility Agreement is limited by the amount of cash on deposit.

Availability under the Company’s Amended and Restated L/C Facility Agreement is based on cash collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

If L/C Cash Collateral is not maintained to support the 104% of the $31 million of letters of credit outstanding under the Amended and Restated L/C Facility Agreement, the Company would be required to place additional cash on deposit with the administrative agent within one business day of a demand. Additional cash would also be required to be deposited if Kodak desires to have additional letters of credit issued.

Additional L/C Cash Collateral would be classified as restricted cash and would not be available to support ongoing working capital and investment needs.

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

A breach of any of the covenants contained in the Credit Agreements could result in an event of default under these facilities.

If any default or event of default occurs under the Amended and Restated L/C Facility Agreement and the Company is not able to either cure it or obtain a waiver from the requisite lenders under the Amended and Restated L/C Facility Agreement, the administrative agent under the Amended and Restated L/C Facility Agreement may, and at the request of the requisite lenders for that facility must, declare all of the Company’s outstanding obligations under the Amended and Restated L/C Facility Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the agent under the Amended and Restated L/C Facility Agreement may, and at the request of the requisite lenders must, terminate the lenders’ commitments under that facility and cease making further loans. If any default or event of default occurs under the Term Loan Credit Agreement and the Company is not able to either cure it or obtain a waiver from the holders of the Term Loan Credit Agreement, such holders may declare all of the Company’s outstanding obligations under the Term Loan Credit Agreement, together with accrued interest and fees, to be immediately due and payable. If applicable, the administrative agent under the Amended and Restated L/C Facility Agreement and the holders of the Term Loan Credit Agreement could institute foreclosure proceedings against the pledged assets. Any of these outcomes would likely have an adverse effect on the Company’s operations and our ability to satisfy our obligations as they come due.

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

Legal proceedings in general, and securities, class action and patent infringement litigation and regulatory investigations in particular, can be expensive and disruptive. The investigations and lawsuits associated with the DFC announcement have diverted, and may continue to divert, the attention of Kodak’s employees, management and board of directors. In addition, the response to the DFC related investigations and lawsuits has resulted in, and may continue to result in, increased legal expense and related costs. Kodak’s insurance, to the extent maintained, is not expected to cover all costs associated with the investigations and legal proceedings. We are unable to predict how much longer the legal proceedings and investigations to which we are currently subject will continue. An unfavorable outcome of any governmental investigation or legal proceeding may have an adverse impact on our reputation, business, financial condition and results of operations, prospects, or stock price.

Our business and financial condition can be impaired by improper conduct by any of our employees, agents, or business partners.

Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which could adversely impact Kodak’s business.  Such laws govern payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree.

Kodak has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, including worldwide system screening of all customers, suppliers and vendors, banking entities, sales orders, and purchase orders.  Kodak periodically reviews, upgrades and enhances certain of our policies and procedures, including sanctioned parties listings used in screening its master and transactional data as well as export license and license exception determination routines. However, there can be no assurance that our employees, agents or business partners will not take actions in violation of our policies for which we may be ultimately deemed responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators.  Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant losses as a victim and legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire.  If Kodak is found to have violated laws and regulations, it could materially adversely affect our business, reputation, results of operations and financial condition.

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

Examples of data privacy laws include (but are not limited to) the EU’s General Data Protection Regulation (“GDPR”) and ePrivacy laws, California’s Consumer Privacy Act (“CCPA”) and other U.S. state privacy laws, China’s Personal Information Protection Law (“PIPL”), and Brazil’s General Data Protection Law (“LGPD”). These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Additionally, the application of existing and new laws in the areas of cloud services and artificial intelligence is evolving, and we may face challenges monitoring and complying with these requirements.

Failure to comply with existing and newly enacted laws and regulations that are applicable, may subject Kodak to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations. We may also face risk (including loss of substantial business) if our customers and other stakeholders are not confident that our products and service can be used in a manner that is compliant with applicable data protection laws.

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

This environment demands Kodak continuously improve our design and coordination of privacy and security controls (including within our products, websites and business processes) and contractual arrangements across our businesses and geographies. While Kodak has taken steps to comply with applicable data protection laws and the regulations and guidance published by applicable regulators, our efforts to achieve and remain in compliance may not be sufficient or fully successful. Despite Kodak’s security controls over personal data, Kodak, may not prevent the improper disclosure of personal information. Improper disclosure of this information could harm our reputation or subject us to liability under laws which protect personal data, resulting in increased costs or loss of revenue.

Kodak is subject to environmental laws and regulations. Failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on our business, results of operations and financial condition.

Kodak is subject to environmental laws and regulations world-wide that govern, for example, the discharge of pollutants, the management of hazardous materials, the cleanup of contaminated sites, and the composition and end-of-life management of our products. Changes to such laws and regulations could increase our cost of doing business, limit the sale of certain of our products in certain jurisdictions or require modifications to our products that may be costly, time consuming or infeasible.

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

We earn our income in both in the U.S. and abroad and, as such, are subject to the tax laws in the U.S. and numerous foreign jurisdictions. Current economic and political conditions can impact these tax laws.  Proposals to reform U.S. and foreign tax laws could significantly impact how Kodak is taxed on its global earnings.  In August 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”).  This became effective January 1, 2023. There is no impact on our provision for income taxes from the CAMT for the year ended December 31, 2023.

Additionally, The Organization for Economic Co-operation and Development ("OECD") has led efforts to devise, and to permanently implement, a two-pillar solution to global tax challenges.  These pillars focus on global profit allocations and provide for a global minimum effective corporate tax rate of 15%.   A number of countries have enacted or are proposing to enact legislation that aligns with the directives set forth in the two-pillar solution; many of which are effective for the 2024 year.  These changes could increase tax uncertainty and have an adverse impact on our effective tax rate and cash flow.

Management reviews regularly the adequacy of the provisions for taxes as they relate to Kodak’s income and transactions. In order to assess uncertain tax positions, Kodak applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition.   Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.

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

Kodak may be required to recognize impairments in the value of our trade name and/or other long-lived assets which could adversely affect our results of operations.

Kodak tests indefinite-lived intangible assets for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Kodak evaluates other long-lived assets for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairments could occur in the future if Kodak’s expected future cash flows decline, if there are significant changes in the discount rate or royalty rates, or if carrying values change materially compared with changes in their respective fair values.

Risks Related to the Company’s Common Stock

The conversion of the Series B Preferred Stock and Series C Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.

The 1,000,000 outstanding shares of the Company’s Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 9.5238 shares of common stock per share of Series B Preferred Stock and the 1,138,443 outstanding shares of the Company’s Series C Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 10 shares of common stock per share of Series C Preferred Stock. The outstanding shares of Series C Preferred Stock are expected to increase as a result of the payment of dividends. As a result of the conversion of any issued and outstanding Series B Preferred Stock or Series C Preferred Stock (collectively, the “Convertible Securities”), the Company’s existing shareholders will own a smaller percentage of our outstanding common stock. Based on the capitalization of the Company as of December 31, 2023, the conversion of all Convertible Securities would result in the issuance to holders thereof of approximately 21% of the outstanding common stock after giving effect to such conversion. Further, additional shares of common stock may be issuable pursuant to certain other features of the Convertible Securities, with such issuances being further dilutive to existing holders of common stock.

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

The holder of the Series C Preferred Stock owns a large portion of the voting power of the Company’s outstanding securities and has nominated one member of the Company’s Board. An affiliate of the Term Loan Lenders has the right to nominate one member for election to the Company’s Board and holders of the Series B Preferred Stock and Series C Preferred Stock will have such right in the event dividends are in arrears.  As a result, these parties may influence the composition of the Board and future actions taken by the Board.

The holder of the Company’s Series C Preferred Stock is entitled to vote upon all matters upon which holders of the Company’s common stock have the right to vote and is entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series C Preferred Stock could be converted at the then applicable conversion rate.

The holder of the Series C Preferred Stock holds approximately 13% of the voting power of the Company on an as-converted basis. As a result, this holder may have the ability to influence future actions by the Company requiring shareholder approval.

The holder of the Series C Preferred Stock had the right to nominate one member for election to the Company’s board of directors (the “Board”), which right has expired; however, the individual nominated by the holder of the Series C Preferred Stock pursuant to this right continues to serve as a member of the Board. If dividends on the Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holder of the Series C Preferred Stock will be entitled to nominate one additional director at the next annual shareholder meeting and all subsequent shareholder meetings until all accumulated dividends on the Series C Preferred Stock have been paid or declared. This nomination right expires if the holder ceases to directly or indirectly hold at least a majority of the shares of Series C Preferred Stock purchased or the common stock received upon the conversion of such shares and is exclusive to the initial holder and does not transfer with the Series C Preferred Stock.

Also, an affiliate of the Term Loan Lenders has the right to nominate one member for election to the Board until the date on which the Term Loan Lenders cease to hold at least $200 million of the original principal amount of the Term Loans.

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

In compliance with certain agreements to which the Company is a party, we have registered the resale of an aggregate of up to 41,333,435 shares of common stock that are either outstanding or issuable upon conversion of Preferred Stock. The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline. Under the terms of the certain agreements to which the Company is subject, certain of the counterparties to such agreements can, in certain circumstances, require the Company to participate in an underwritten public offering of the registered securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While the Company cannot predict the size of future resales or distributions of our common stock, if there is a perception that such resales or distributions could occur, or if the holders of the Company’s securities registered for resale sell a large number of the registered securities, the market price for the Company’s common stock could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

Kodak has implemented various processes designed to assess, identify and manage risk from cybersecurity threats. Kodak's cybersecurity program follows the structure and objectives of the U.S. National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and is designed to satisfy multi-jurisdictional regulatory requirements. Key areas of Kodak's cybersecurity risk management processes and strategy currently include:

●

Cross-Functional Collaboration and Coordination. Our information technology (“IT”) security operations and risk management team (“IT Security Team”), led by our Chief Information Security Officer (“CISO”), has first line responsibility for the implementation and operation of our cybersecurity risk management processes. However, this team works together with other internal teams to coordinate efforts, priorities and oversight. These include:

o

our IT Risk Council (the “Council”), which is comprised of key leaders from stakeholder groups throughout the Company and led by our CISO and meets monthly to review metrics and discuss risks and recent events;

o	our Risk Management and Compliance Committee (the “Risk Committee”), which is responsible for evaluating and assessing overall enterprise risk, including cybersecurity risk;
o	our Internal Audit Department, which monitors certain IT systems controls that are integrated into our larger Sarbanes-Oxley control environment;
o	our Chief Privacy Officer; and
o

our crisis management team, a cross-functional team of senior management and subject matter experts from across the Company established to be ready to respond to crisis events, including those arising from cybersecurity incidents.

●

Ongoing Evaluation and Assessment of Systems and Processes. We routinely evaluate our IT systems and infrastructure, including with respect to system security, and regularly implement upgrades to improve system functionality and performance as well as to enhance security. Security controls are routinely assessed by our annual general controls audit and other audits and assessments as well as a thorough assessment performed during the annual cyber insurance application process. In addition to periodic in-depth evaluations of our systems and processes, we monitor our IT systems and processes on an ongoing basis with the goal of identifying and remediating real and potential threats as they arise.

●

Security Awareness Program to Train and Test Personnel. We operate a security awareness program that includes regular, mandatory trainings for relevant personnel on data protection and malware detection, policy and process awareness, periodic phishing simulations and other kinds of preparedness testing.

●

Incident Response Process and Team. We maintain an incident response process with defined roles, responsibilities and reporting protocols. This process focuses on responding to and recovering from any significant breach as well as mitigating any impact to our business. Generally, when a breach or suspected breach is identified, the IT Security Team would escalate the issue to the Council for initial analysis and guidance. In the event of a serious IT incident, the crisis management team would be notified and the incident response team would typically be tasked with preparing an initial response. The incident response team, in consultation with others regarding impact and materiality, would be responsible for determining whether a particular incident (alone or in combination with other factors) triggers any reporting or notification responsibilities.

●

Regular Evaluation of Initiatives, Results and Priorities. The IT Security Team, in consultation with the Council and other members of senior management, updates its strategy at least annually to account for changes in our business strategy, legal and regulatory developments, and further developments in the cybersecurity threat landscape. In addition, we periodically engage a third-party provider to conduct an external assessment of our security program. The results of this assessment, which are reported to the Audit and Finance Committee (and the Board, as appropriate), assist us in determining whether any further changes to our existing policies and practices are warranted.

We expect that our cybersecurity risk management processes and strategy will continue to evolve as the cybersecurity threat landscape evolves.

We engage third-party providers to assist us with our cybersecurity risk management and strategy. Examples of services provided by these third-party providers include threat monitoring, incident response support, testing, mitigation strategies, updates on emerging trends and developments and policy guidance. Prior to exchanging any sensitive data or integrating with any key third-party provider, we assess their security fitness against our risk posture and request changes as we deem necessary.  Security controls are imposed through comprehensive standard terms and conditions that include privacy and incident reporting requirements, and third parties are periodically re-evaluated for security risk.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Risks Related to Kodak’s Business and Operations—Cyber-attacks or other data security incidents that disrupt Kodak’s operations or result in the breach or other compromise of proprietary of confidential information about our workforce, our customers, or other third parties could disrupt our business, harm our reputation, cause us to lose customers, and expose us to costly regulatory enforcement and litigation, any of which could lead to material adverse effects on Kodak’s results of operations, business and financial condition” in this Form 10-K.

    Governance

Consistent with our overall risk management governance structure, management is responsible for the day-to-day management of cybersecurity risk while our Board and its Audit and Finance Committee perform an oversight function.

Board Oversight. Our Board has delegated to its Audit and Finance Committee the responsibility for overseeing cybersecurity risk exposures in addition to our broader risk management program. Management (including our Chief Information Officer (“CIO”) and our CISO) reports at least annually to the Audit and Finance Committee on information security and data privacy and protection. These presentations address a wide range of topics, including trends in cyber threats and the status of initiatives intended to bolster our security systems and the cyber readiness of our personnel.

Management’s Role. Our IT Security Team addresses and responds to cyber risk, including cyber risks related to security architecture and engineering, identity and access management and security operations. The team oversees compliance with our cybersecurity framework within the organization and facilitates cybersecurity risk management activities throughout the organization. The IT Security Team also assists with the review and approval of policies, completes benchmarking against applicable standards, and oversees the security awareness program.

Our IT Security team is led by our CISO. Our CISO reports to our CIO who, in turn, reports to our Executive Chairman and Chief Executive Officer. Our CISO has 40 years of IT experience, with over 20 of those focused on IT security functions and strategies. Collectively, the other members of our IT Security Team have decades of relevant education and experience and maintain a wide range of industry certifications. We provide cybersecurity training for our IT Security Team upon joining the IT Security Team, on an annual basis and more frequently when necessary.

As noted previously, our CISO is a member of the Council, which meets monthly to provide operational direction to the IT Security Team considering the evolving risk landscape. The IT Security Team and the Council, through ongoing communication, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The CISO or CIO, in consultation with the Council and other members of senior management, reports such threats and incidents to the Audit and Finance Committee, as appropriate. These reports may be included in, or in addition to, the regular annual reports to the Audit and Finance Committee.

ITEM 2.          PROPERTIES

Kodak's worldwide headquarters is located in Rochester, New York.

Kodak owns 11 million square feet and leases, as a lessee, approximately 4 million square feet of space that includes administrative, research and development, manufacturing and marketing facilities in several worldwide locations. Out of the owned space, Kodak leases out approximately 800,000 square feet to third-party tenants. The leases are for various periods and are generally renewable.

Kodak’s principal manufacturing facilities, by segment, are listed below. Properties in a location may be shared by all segments operating in that location.

Print	Advanced Materials and Chemicals
Rochester, New York, USA	Rochester, New York, USA
Columbus, Georgia, USA	Xiamen, China
Dayton, Ohio, USA	Vancouver, Canada
Osterode, Germany
Vancouver, Canada
Gunma, Japan
Shanghai, China

Regional distribution centers are located in various places within and outside of the United States.

Research and development is headquartered at the Kodak Research Laboratories which is part of the Eastman Business Park in Rochester, New York, where Kodak conducts research and files patent applications for fundamental inventions. Eastman Business Park is a more than 1,200-acre innovation and manufacturing hub, which features a comprehensive set of technology, transportation and utility infrastructure assets. The complex features an on-site rail and wastewater treatment facility and manufacturing, distribution, lab and office space. Kodak owns over 600 acres of Eastman Business Park with the other 600 acres owned by unrelated third parties.  Kodak uses and leases out its space at Eastman Business Park as part of its strategy of adaptive and effective reuse of infrastructure, services, buildings and land.

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

Name	Age	Positions Held
James V. Continenza	61	Executive Chairman and Chief Executive Officer
David E. Bullwinkle	49	Chief Financial Officer and Senior Vice President
Roger W. Byrd	58	General Counsel, Secretary and Senior Vice President
Richard T. Michaels	50	Chief Accounting Officer and Corporate Controller
Terry R. Taber	69	Chief Technical Officer, Vice President, Senior Vice President Advanced Materials and Chemicals

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

David E. Bullwinkle

Dave Bullwinkle has been the Chief Financial Officer and Senior Vice President of Kodak since July 2016.  Bullwinkle is responsible for leading Kodak's worldwide treasury, internal audit, controller and tax teams. Between November 2018 and July 2023, Bullwinkle held the role of President of Eastman Business Park where he was responsible for advancing the growth strategy for that business.

Bullwinkle joined Kodak in 2004 and has worked in several financial management roles at Kodak including Worldwide BU Controller, Assistant Corporate Controller and External Reporting Manager. He served as the Director of Corporate Financial Planning and Analysis and Vice President, Finance at Kodak from November 2010 to June 2016, and as Director of Investor Relations from August 2013 to June 2016.

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

Richard T. Michaels

Richard Michaels was appointed Chief Accounting Officer and Corporate Controller of Kodak in April 2021.  From 2011 until April 2021 Michaels served as Kodak’s Assistant Corporate Controller.  Michaels joined Kodak in 2004 as Controller for the Graphics Communications Group and held several other controller positions at the Company prior to becoming the Assistant Corporate Controller.

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

There were 693 shareholders of record of common stock on December 31, 2023.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2023 or 2022.

Dividends for common shareholders may be restricted under Kodak’s debt and preferred stock agreements.

The graph below matches Eastman Kodak Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED December 31, 2023

Total Number of
			Shares Purchased as	Maximum That May
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
October 1 through 31, 2023	1,531	$3.89	N/A	N/A
November 1 through 30, 2023	—	$—	N/A	N/A
December 1 through 31, 2023	—	$—	N/A	N/A
Total	1,531	$3.89

(1)    These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)    Kodak does not have a publicly announced repurchase plan or program.

ITEM 6. [RESERVED]

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

●

The impact of the global economic environment, including inflationary pressures, geopolitical issues such as the war in Ukraine and the conflicts involving Israel, medical epidemics, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;

●	Kodak’s ability to effectively compete with large, well-financed industry participants or with competitors whose cost structure is lower than Kodak’s;

●

The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the war in Ukraine, the conflicts involving Israel, and residual effects of the COVID-19 pandemic;

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

The following Management’s Discussion and Analysis ("MD&A") provides a historical and prospective narrative on the Company’s financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Cross references to Notes in this MD&A are to the Notes in the Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data". The discussion of the Company’s financial condition and results of operations for the year ended December 31, 2022 compared to the same period in 2021 is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022.

EXECUTIVE OVERVIEW

Consolidated revenues in the year ended December 31, 2023 were $1.117 billion, a decline of $88 million (7%) from 2022. Currency impacted revenue favorably in 2023 compared to 2022 ($1 million).

Print revenues, which accounted for 74% of Kodak’s total revenues in 2023, declined by $110 million (12%) compared to 2022.  Advanced Materials and Chemicals revenue improved $21 million (9%) from 2022 to 2023.

Economic Environment and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S.  Current global economic conditions remain highly volatile due to the uncertain and unpredictable macroeconomic environment, heightened levels of inflation, the war in Ukraine, the conflicts involving Israel, and other global events which impacted Kodak’s operations. Kodak is experiencing increased manufacturing costs due to volume declines for certain businesses and increased labor, material and distribution costs, as well as supply chain disruptions and shortages in materials and labor.

Kodak has implemented various pricing actions to mitigate the impact of increased manufacturing costs, primarily within its Print and Advanced Materials and Chemicals segments. Largely beginning in the latter part of the second quarter of 2021, in order to mitigate the impact of higher aluminum, energy and packaging costs within Prepress Solutions, the Print segment implemented surcharges on purchases of plates that continue to be periodically reviewed and adjusted accordingly. In addition, the Advanced Materials and Chemicals segment implemented various pricing actions primarily within its Industrial Films and Chemicals and Motion Picture businesses.

The Print segment is experiencing a slowdown in customer demand for plates that negatively impacted volume due to current global economic conditions and the impact of pricing actions.  In addition to the pricing actions described above, Kodak has implemented supply chain and workforce optimization, productivity improvements and other cost savings activities.  The combined actions have mitigated the impact of increased manufacturing costs. However, the potential worsening of economic conditions and the negative impact on customer demand due to further pricing actions could unfavorably impact this segment's operating results.

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

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan.  On September 28, 2023, Kodak filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates.  On November 15, 2023 the U.S. International Trade Commission determined that there is a reasonable indication that a U.S. industry is materially injured by reason of imports of aluminum lithographic printing plates from China and Japan that are allegedly sold in the U.S. at less than fair value and subsidized by the government of China.  The U.S. Department of Commerce has commenced investigations to determine dumping and subsidy margins against imports of plates manufactured in China and Japan.  On February 27, 2024, the Commerce Department announced the preliminary findings in its countervailing duty investigation on imports of plates manufactured in China and imposed a provisional duty of 38.50% on practically all such plates.  The preliminary findings from the anti-dumping investigations are due to be announced in the second quarter of 2024. There can be no assurance that the provisional countervailing duties will become final or that Kodak will otherwise obtain the relief sought or, if relief is obtained, that the final rates of duties that may be imposed on such imported plates will provide effective relief.

Kodak is monitoring the events surrounding the conflicts involving Israel and the impact on the operations of its Israel subsidiary. A leased warehouse in Israel has been destroyed; however, none of Kodak’s employees were injured.  While the implications of this conflict are difficult to predict at this time, Kodak has been able to adapt its operations to avoid material disruption to its business.  The direct operations of Kodak’s Israel subsidiary are less than 1% of total consolidated revenue and assets for 2023.

Kodak also continues to monitor the events surrounding the war in Ukraine and the various sanctions imposed in response to the war. Kodak is in compliance with all sanctions. Kodak is experiencing worldwide supply constraints for aluminum and increased energy and transportation costs due in part to the war in Ukraine.  The extent to which the war in Ukraine will impact the global economy and Kodak's business and operations remains uncertain.

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary having ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary are not material to the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2021, 2022 and 2023), and there were no material impacts to the consolidated results of operations for the years ended December 31, 2022 and 2023.

The ongoing changes in global economic conditions and the impact of other global events on Kodak’s operations and financial performance remains uncertain and will depend on several factors such as the slowdown in customer demand, the ability to offset higher labor, material and distribution costs through pricing actions, duration of supply chain disruptions and the ability to secure raw materials and components.

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

•	Grow profitability through a focus on customers across Kodak’s Print segment;

•	Promote the use of film and expand the applications of Kodak’s film and chemicals to best utilize the existing infrastructure; and

•	Continue to streamline processes to drive cost reductions and improve operating leverage.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•

Print's digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process is intended to save time and costs for customers. Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. The segment's digital plate products are experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs through a combination of surcharges and price increases, improved production efficiency and cost reduction initiatives. In addition, Kodak seeks to offset the impact of short-term and long-term market dynamics on pricing and volume pressures through innovations in Kodak product lines, including investing in digital print technologies.

•

In Print's digital printing businesses, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue. The PROSPER Inkjet Systems business is expected to continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet. Kodak completed the placement of the first PROSPER 7000 Turbo Press in the third quarter of 2023. Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging. The first flexible packaging printing system utilizing Kodak's ULTRASTREAM inkjet technology was placed during the second quarter of 2022.  In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak's ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint.  Kodak completed the placement of the first KODAK PROSPER ULTRA 520 Digital Press in the fourth quarter of 2023.

•

Advanced Materials and Chemicals segment is using Kodak's deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:

•

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

•

Light-Blocking Technology - Kodak plans to leverage a proprietary technology initially developed for electrophotographic toners to commercialize a carbon‐less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics. Kodak has installed a production-scale machine to coat fabrics in Eastman Business Park, located in Rochester, NY.

•

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

•

Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceuticals, to implement an expansion into manufacturing Diagnostic Test Reagent solutions. Kodak has started construction of a lab and manufacturing facility to manufacture reagents for healthcare applications within an existing building located at Eastman Business Park ("EBP").

•	Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at EBP, which helps cost absorption for both Kodak operations and tenants at EBP.

•

Kodak plans to capitalize on its intellectual property through new business or licensing opportunities, focusing on opportunities in 3D printing materials, smart material applications and printed electronics markets.

RESULTS OF OPERATIONS

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of	$ Change vs.
(in millions)	2023	Sales	2022	Sales	2022
Revenues	$1,117		$1,205		$(88)
Cost of revenues	907		1,035		(128)
Gross profit	210	19%	170	14%	40
Selling, general and administrative expenses	159	14%	153	13%	6
Research and development costs	34	3%	34	3%	—
Restructuring costs and other	7	1%	10	1%	(3)
Other operating expense (income), net	6	1%	(1)	0%	7
Earnings (loss) from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	4	0%	(26)	(2%)	30
Interest expense	52	5%	40	3%	12
Pension income excluding service cost component	(161)	(14%)	(98)	(8%)	(63)
Loss on early extinguishment of debt	27	2%	—	-	27
Other (income) charges, net	(1)	(0%)	1	0%	(2)
Earnings from continuing operations before income taxes	87	8%	31	3%	56
Provision for income taxes	12	1%	5	0%	7
NET EARNINGS	$75	7%	$26	2%	$49

Revenues

For the year ended December 31, 2023, revenues declined approximately $88 million compared with the same period in 2022 primarily due to lower volume in Print ($154 million) and Advanced Materials and Chemicals ($11 million), partially offset by improved pricing and product mix within Print ($43 million) and Advanced Materials and Chemicals ($32 million). See segment discussions for additional details.

Gross Profit

Gross profit for 2023 improved approximately $40 million compared with the same period in 2022, primarily due to improved pricing and product mix in Print ($41 million) and Advanced Materials and Chemicals ($31 million), lower aluminum costs in Print ($25 million) and favorable foreign currency ($2 million). Partially offsetting these favorable impacts was higher manufacturing costs in Print and Advanced Materials and Chemicals ($43 million and $7 million, respectively) and a reduction in employee benefit reserves in the prior year ($9 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A for 2023 increased $6 million in 2023 primarily due to an increase in selling and administrative costs ($11 million), the net impact of a reduction in employee benefit reserves in the prior year ($4 million) and higher stock-based compensation costs ($2 million) partially offset by an increase in income representing insurance reimbursement of legal costs ($5 million) and lower consulting and project costs ($6 million).

Research and Development Costs

Consolidated R&D expenses were unchanged in 2023.

Restructuring Costs and Other

These costs, as well as restructuring costs reported in Cost of revenues, are discussed under the "Restructuring Costs and Other" section in this MD&A and Note 18, “Restructuring Costs and Other."

Interest Expense

The increase in interest expense in 2023 of $12 million primarily reflects the impact of the refinancing transactions that closed in the third quarter of 2023. Refer to Note 8, “Debt and Credit Facilities” for further information.

Other Operating Expense (Income), Net

For details, refer to Note 15, “Other Operating Expense (Income), Net.”

Pension Income

For details, refer to Note 19, “Retirement Plans."

Loss on Early Extinguishment of Debt

For details, refer to Note 8, "Debt and Credit Facilities."

Other (Income) Charges, Net

For details, refer to Note 16, “Other (Income) Charges, Net.”

Provision for Income Taxes

For details, refer to Note 17, “Income Taxes.”

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2023	2022
(in millions)
Print	$828	$938
Advanced Materials and Chemicals	255	234
Brand	17	17
Total of reportable segments	1,100	1,189
All Other	17	16
Consolidated total	$1,117	$1,205

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents the earnings from continuing operations before income taxes excluding non-service cost components of pension and other postemployment benefits income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; other operating (expense) income, net; loss on early extinguishment of debt; interest expense and other income (charges), net.

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

Segment Operational EBITDA and Consolidated Earnings from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2023	2022
Print	$20	$5
Advanced Materials and Chemicals	10	(1)
Brand	15	14
All Other	2	3
Depreciation and amortization	(30)	(29)
Restructuring costs and other	(10)	(13)
Stock-based compensation	(7)	(5)
Consulting and other costs (1)	13	2
Idle costs (2)	(3)	(3)
Other operating (expense) income, net, (3)	(6)	1
Interest expense (3)	(52)	(40)
Pension income excluding service cost component (3)	161	98
Loss on early extinguishment of debt (3)	(27)	—
Other income (charges), net (3)	1	(1)
Consolidated earnings from continuing operations before income taxes	$87	$31

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs include $15 million and $10 million of income in the years ended December 31, 2023 and 2022, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $20 million of insurance reimbursement proceeds in the year ended December 31, 2023, of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.  Kodak received $5 million of insurance reimbursement proceeds in the year ended December 31, 2022.

(2)

Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

In 2023, Kodak decreased employee benefit reserves by $1 million primarily composed of a reduction in workers’ compensation reserves driven by changes in discount rates. The decrease in reserves in 2023 impacted SG&A by approximately $1 million.

Kodak decreased employee benefit reserves by $15 million in 2022 composed of a reduction in workers’ compensation reserves of approximately $13 million driven by changes in discount rates and a decrease in other employee benefit reserves of approximately $2 million, driven by both changes in discount rates and favorable experience. The decrease in reserves in 2022 impacted gross profit by approximately $9 million, R&D by approximately $1 and SG&A by approximately $5 million.

2023 Segments

Change in Segments

Effective February 2023 Kodak changed its organizational structure.  The Traditional Printing segment and the Digital Printing segment were combined into one segment, named the Print segment.  No changes were made to Kodak's other segments. Prior year segment information was revised to conform with the new organizational structure.

PRINT SEGMENT

Revenues

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Revenues	$828	$938	$(110)

Operational EBITDA	20	5	15
Operational EBITDA as a % of revenues	2%	1%

Revenues

The decrease in Print revenues of approximately $110 million primarily reflected reduced volumes in Prepress Solutions consumables, equipment and service ($105 million, $10 million and $4 million, respectively), volume declines in Electrophotographic Printing Solutions consumables and service as well as equipment ($12 million and $7 million, respectively), volume declines in PROSPER annuities and components ($7 million and $4 million, respectively) and volume declines in VERSAMARK consumables and service ($5 million).  The unfavorable impacts were partially offset by improved pricing and product mix in Prepress Solutions consumables and equipment ($29 million and $3 million, respectively), improved pricing and product mix in PROSPER annuities and Electrophotographic Printing Solutions consumables and service ($3 million each), improved pricing in Versamark consumables and service ($2 million) and favorable foreign exchange ($1 million).

Operational EBITDA

Print Operational EBITDA improved approximately $15 million primarily due to improved pricing in Prepress Solutions consumables ($29 million) and PROSPER annuities and Electrophotographic Printing Solutions consumables and service ($3 million each),  improved product mix in Prepress Solutions equipment and improved pricing and product mix in VERSAMARK annuities ($2 million each), lower aluminum and R&D costs ($25 million and $2 million, respectively) and favorable foreign currency ($2 million).  These favorable impacts were partially offset by increased manufacturing costs ($43 million) driven by lower volume and increases in costs such as utilities, transportation and supplies, higher selling and administrative costs ($4 million) and the net impact of the change in workers’ compensation and employee benefit reserves ($8 million)

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Revenues	$255	$234	$21

Operational EBITDA	10	(1)	11
Operational EBITDA as a % of revenues	4%	0%

Revenues

The improvement in Advanced Materials and Chemicals revenues of approximately $21 million is the result of pricing and product mix improvements in Industrial Film and Chemicals ($28 million) and price improvements in Motion Picture ($4 million) partially offset by lower volumes in Industrial Film and Chemicals ($5 million) and Motion Picture ($4 million).

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved approximately $11 million reflecting improved pricing and product mix as well as higher margins in Industrial Film and Chemicals ($27 million and $2 million, respectively) and pricing improvements in Motion Picture ($4 million) partially offset by increased manufacturing costs ($7 million), higher SG&A costs ($6 million) and the impact of net changes in workers’ compensation and employee benefit reserves ($6 million).

BRAND SEGMENT

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Revenues	$17	$17	$-

Operational EBITDA	15	14	1
Operational EBITDA as a % of revenues	88%	82%

There were no material changes to Brand revenues or Operational EBITDA in 2023.

RESTRUCTURING COSTS AND OTHER

2023

Restructuring actions taken in 2023 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions to complete the process of ceasing manufacturing of the Electrophotographic Printing Solutions equipment products as well as various targeted reductions in manufacturing, service, sales and administrative functions.

As a result of these actions, for the year ended December 31, 2023 Kodak recorded $10 million of charges of which $7 million were reported as Restructuring costs and other in the Consolidated Statement of Operations.  The remaining $3 million represented inventory write-downs and were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $9 million for the year ended December 31, 2023.

The restructuring actions implemented in 2023 are expected to generate future annual cash savings of approximately $9 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $5 million and $4 million, respectively. Kodak expects the majority of the annual savings to take effect by the end of the second quarter of 2024 as actions are completed. See Note 18, “Restructuring Costs and Other” for additional information on Kodak’s restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the year with a cash balance of $255 million, an increase of $38 million from December 31, 2022.

The financing transactions entered into during the third quarter of 2023 (see “July 21, 2023 Financing Transactions” below for further information) and prior financing transactions provided additional liquidity to the Company to fund on-going operations and obligations, invest in growth opportunities in Kodak’s businesses of Print and Advanced Materials and Chemicals and for corporate infrastructure investments expected to contribute to improvements in operational efficiencies and cash flow.

Available liquidity includes cash balances and cash flows from operating activities. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At December 31, 2023 and 2022 approximately $167 million and $152 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $88 million and $65 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of December 31, 2023 and 2022, outstanding inter-company loans to the U.S. were $460 million and $399 million, respectively, which includes short-term inter-company loans from Kodak’s international finance center of $173 million and $109 million, respectively. In China, where approximately $29 million and $24 million of cash and cash equivalents was held as of December 31, 2023 and 2022, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an $80 million inter-company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The inter-company loan terms provide for it to be repaid over two years in four equal installments, with the first $20 million installment due by November 16, 2023 and the remaining installments due in 2024. The Company paid $2 million of the first $20 million installment in January 2024 and is evaluating alternatives for the remaining installments which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators.  Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.  If the inter-company loan is not extended, refinanced or amended and the Hong Kong subsidiary does not pay any of the individual installments by the end of the 30-day grace period following notice by the Chinese subsidiary after a failure to pay on the due date of such installment, the Hong Kong subsidiary would default on the inter-company loan.  The Chinese subsidiary has not issued notice to the Hong Kong subsidiary based on the failure to make the first full installment payment.

Kodak's cash flows continue to be negatively impacted by higher manufacturing costs due to volume declines and increased labor, material and distribution costs, supply chain disruptions and shortages in materials and labor. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements that were largely implemented during 2022 have positively impacted Kodak’s operations in 2023. The economic uncertainties surrounding the current inflationary environment and other global events represent additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the war in Ukraine and the conflicts involving Israel, and other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, or how quickly and to what extent normal economic and operating conditions can resume.

During the third quarter of 2023, Kodak entered into multiple long-term brand licensing arrangements and recorded total deferred revenue of approximately $57 million.  Kodak received approximately $12 million and $40 million of cash proceeds related to these licensing arrangements in 2023 and first quarter of 2024, respectively.  Kodak expects to receive the remaining $5 million in 2025.

Kodak's plans to return to sustainable positive cash flow include increasing profitability through pricing actions and reducing operating expenses by executing on cost controls, implementing effective working capital utilization, continuing to simplify the organizational structure, investing in information technology systems to drive operational efficiencies, generating cash from selling and leasing underutilized assets or through new brand licensing opportunities and implementing ways to reduce cash collateral needs.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond as necessary to ordinary changes in the business and economic environment. Kodak’s ability to adequately fund its long-term liquidity, debt servicing and capital requirements will be dependent on generating positive cash flows from operations, managing world-wide cash through intercompany loans, distributions or other mechanisms, and the ability to convert, redeem or extend the existing Series B and Series C Preferred Stock past their current maturities of May 26, 2026.

July 21, 2023 Financing Transactions:

On February 26, 2021, the Company and certain of its subsidiaries (the "Subsidiary Guarantors") entered into a Credit Agreement (the “Original Term Loan Credit Agreement”) with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Original Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent.

On June 30, 2023, the Company entered into an amendment (the “Term Loan Amendment”) to the Original Term Loan Credit Agreement (the Original Term Loan Credit Agreement and, as amended and restated by the Term Loan Amendment, the “Amended and Restated Term Loan Credit Agreement”), with KLIM as lenders (the “Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Agent”). Subject to the terms and conditions of the Term Loan Amendment, the Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”).

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Term Loans. The Company received net proceeds from the Term Loans of approximately $435 million, of which $318 million, representing the aggregate principal amount of the Original Term Loans plus accrued paid-in-kind interest and prepayment premium and $2 million of cash interest, was paid by the Company to refinance the obligations under the Original Term Loan Credit Agreement.

Approximately $28 million of the net proceeds from the Term Loans were used to repay in full the Company’s outstanding Convertible Notes, representing the aggregate principal amount of the Convertible Notes plus accrued paid-in-kind interest.

The Company repaid in full the amounts outstanding under its 2023 Amended ABL Credit Agreement, using $59 million of the net proceeds from the Term Loans to fund the L/C Cash Collateral account and paying approximately $1 million in fees in connection with the Amended and Restated L/C Facility Agreement (defined below).

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

During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with net proceeds from the sale of Target Non-Core Assets (as defined in the Amended and Restated Term Loan Agreement).

ABL Credit Agreement

Approximately $58 million of letters of credit were issued under the 2023 Amended ABL Credit Agreement and Amended ABL Credit Agreement as of both July 21, 2023 and December 31, 2022.  As noted above, upon the termination of the 2023 Amended ABL Credit Agreement, the letters of credit totaling $58 million were transferred to the Amended and Restated L/C Facility. The lenders’ security interest in any of the Company’s or its subsidiaries’ assets or property securing the 2023 Amended ABL Credit Agreement was released.

Letter of Credit Facility Agreement

Approximately $31 million and $43 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement and L/C Facility Agreement as of December 31, 2023 and 2022, respectively.  The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $32 million and $44 million at December 31, 2023 and 2022, respectively, which was classified as Restricted Cash.

On June 30, 2023, the Company and the Subsidiary Guarantors entered into an amendment (the “June 2023 L/C Facility Amendment”) to the 2023 Amended L/C Facility Agreement (as amended and restated by the June 2023 L/C Facility Amendment, the “Amended and Restated L/C Facility Agreement”) with Bank of America, N.A., as L/C Lender, L/C Agent and Issuing Bank. The June 2023 L/C Facility Amendment became effective on July 21, 2023.

Under the terms and conditions of the June 2023 L/C Facility Amendment, the L/C Lender increased the commitment to issue letters of credit on the Company’s behalf from an aggregate amount of up to $50 million to an aggregate amount of up to $100 million (the “L/C Facility Commitments”) until August 30, 2023, provided that, at all times, the Company posted L/C Cash Collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time.

The Company used $59 million of the net proceeds from the Term Loans to cash collateralize the letters of credit transferred to the L/C Facility from the 2023 Amended ABL Credit agreement, increasing the balance on deposit in the L/C Cash Collateral account to $102 million.  In August 2023, the Company used $68 million of the funds in the L/C Cash Collateral account to cash collateralize its undiscounted actuarial workers’ compensation obligations directly with the New York State Workers’ Compensation Board (“NYS WCB”), reducing the issued letters of credit to $31 million and the balance on deposit in the L/C Cash Collateral account to $32 million (see further discussion on NYS WCB below), and elected to reduce the L/C Facility Commitments to $50 million effective August 15, 2023. The Amended and Restated L/C Facility Agreement does not include a minimum liquidity or financial maintenance covenant.

Cash Flow:

Cash, cash equivalents and restricted cash balances were as follows:

	As of December 31,
(in millions)	2023	2022
Cash, cash equivalents and restricted cash	$377	$286

Cash Flow Activity

	Year Ended December 31,		Year-Over-
(in millions)	2023	2022	Year Change
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$38	$(116)	$154

Cash flows from investing activities:
Net cash used in investing activities	(32)	(56)	24

Cash flows from financing activities:
Net cash provided by financing activities	85	43	42

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(8)	8

Net increase (decrease) in cash, cash equivalents and restricted cash	$91	$(137)	$228

Operating Activities

Net cash from operating activities improved $154 million for the year ended December 31, 2023 as compared with the prior year primarily due to improved earnings, an increase in proceeds from insurance reimbursements ($15 million), a refund from a governmental authority ($9 million), decreased investment in inventory and an increase in liabilities excluding borrowings and trade payables driven by an increase in deferred revenue associated with brand licensing arrangements.  This improvement was partially offset by an increase in trade receivables driven by $40 million in receivables recorded for brand licensing arrangements and a reduction in trade payables.

Investing Activities

Net cash used in investing activities decreased $24 million for the year ended December 31, 2023 as compared to the prior year primarily due to the investment in Wildcat in the third quarter of 2022.

Financing Activities

Net cash provided by financing activities increased $42 million in the year ended December 31, 2023 compared to the corresponding period in 2022 driven primarily by the net proceeds received from the July 21, 2023 financing transactions.

Other Collateral Requirements

The NYS WCB requires security deposits related to self-insured workers’ compensation obligations, which security deposits are recalculated annually.  Due to changes in 2019 to the manner in which the required security deposit is determined, the Company has been required to post additional collateral over the last several years.  At December 31, 2022, the Company posted $75.0 million of collateral, representing 107% of the Company’s undiscounted actuarial workers’ compensation obligations. Effective May 1, 2023, the Company added New York to its existing workers compensation liability insurance policy and is no longer self-insured for future claims.  As a result, the NYS WCB confirmed the Company will no longer be obligated to post any additional collateral.  Further, the NYS WCB confirmed the Company can request a review of the security deposits supporting the historical liability beginning on July 1, 2025 with the submission of a current actuarial report. Based on the results of the actuarial valuation report, the required security deposits may be eligible for reduction in future periods.

Based on the legacy nature of the Company’s workers’ compensation obligations, the undiscounted actuarial obligation has been declining and the Company expects this trend to continue.  While it may not be indicative of the rate of future declines, the undiscounted actuarial liability declined by an average of $5.3 million per year between 2014 and 2023.  Accordingly, subject to the possibility of other changes to the calculation of required security deposits by the NYS WCB, the Company expects the amount of the required security deposits to decline over time and the gradual return of the security deposits that have been made or the capital used to support such security deposits.

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

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 7.5% per annum.  The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum. All interest and dividends have been paid when due.

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $13 million relating to its non-U.S. defined benefit pension and postretirement benefit plans in 2023.  For 2024, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its non-U.S. defined benefit pension and postretirement plans are approximately $12 million. Kodak does not expect to make any cash contributions to the Kodak Retirement Income Plan, Kodak’s U.S. defined benefit pension plan (“KRIP”) in 2024, and expects benefit payments (unfunded plans) related to its non-major U.S. plans to be less than $1 million.

As of December 31, 2023, the fair value of plan assets of KRIP was $3.5 billion and KRIP’s projected benefit obligation was $2.4 billion, as a result of which KRIP was over funded by $1.2 billion (see Note 19, “Retirement Plans” in the Notes to Financial Statements).  Kodak, in conjunction with the Kodak Retirement Income Plan Committee, has been exploring how best to preserve and maximize the value of KRIP’s over-funding for the benefit of key stakeholders including current and former employees and Kodak shareholders.  There can be no assurances that Kodak will receive excess assets from KRIP or concerning the timing or amount of any such receipt.  All liabilities of KRIP must be satisfied before any excess assets will revert to Kodak, and any amounts that ultimately revert to Kodak will depend on the amount of KRIP’s liabilities and the future investment performance and value of its assets.  Also, any amount received will be subject to material excise tax and other obligations.  To the extent Kodak receives net proceeds from excess KRIP assets, Kodak must use such proceeds to pay down the Term Loans to defined levels pursuant to the Plan Reversion Proceeds provisions of the Amended and Restated Term Loan Credit Agreement before such proceeds would be available for other purposes.

Capital Expenditures

Cash flows from investing activities included $32 million for capital expenditures for the year ended December 31, 2023.  Kodak expects approximately $45 million to $65 million of cash flows for investing activities from capital expenditures for the year ending December 31, 2024.

BEPS Pillar 2

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Kodak is in the process of assessing the tax effects of Pillar 2 legislation for when it comes into effect.  Due to the complexities in applying the legislation, the potential impact of the enacted or substantively enacted legislation on Kodak’s consolidated financial statements and related disclosures is not yet reasonably estimable.

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

The Company remains interested in working with governmental agencies to leverage its assets and technology to on-shore manufacturing of pharmaceutical and other healthcare materials. As described under “Overview” above, the Company is also continuing to explore expanding further into the pharmaceutical space on a smaller scale than contemplated by the DFC Loan using other sources of capital, including a portion of the capital raised by the Company on July 21, 2023.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2023
(in millions)	Total	2024	2025	2026	2027	2028	2029+
Long-term debt (1)	$593	$1	$1	$1	$1	$582	$7
Interest payments on debt (2)	195	37	38	40	41	37	2
Operating lease obligations	54	17	8	6	5	5	13
Purchase obligations (3)	25	14	5	2	2	1	1
Convertible preferred stock cash dividends (7)	11	4	4	3	—	—	—
Total (4) (5) (6)	$878	$73	$56	$52	$49	$625	$23

(1)

Primarily represents the maturity values of Kodak's long-term debt obligations as of December 31, 2023. The loans made under the Amended and Restated Term Credit Agreement become due on August 15, 2028 or the date that is 91 days prior to the maturity date or mandatory redemption date of any of the Company’s then outstanding Series B Preferred Stock or Series C Preferred Stock or any extensions or refinancings of any of the foregoing. The loans made under the Amended and Restated Term Credit Agreement receive 5% paid-in-kind interest at maturity. Paid-in-kind interest is included in the principal amount due. The contractual obligations do not reflect any contingent mandatory annual principal prepayments that may be required to be made upon achieving certain excess cash flow targets or from the Net Proceeds from the sale of Target Non-Core Assets, as such terms are defined in the Amended and Restated Term Loan Credit Agreement. Refer to Note 8, "Debt and Credit Facilities".

(2)	Includes cash interest payments on the Term Loan Credit Agreement, the RED-Rochester LLC debt and commitment fees for the Amended and Restated L/C Facility Agreement.

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

(4)

Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 17, “Income Taxes,” for additional information regarding Kodak's uncertain tax positions.

(5)

For 2024, the Company is forecasting $12 million in contributions and net benefit payments for its Non-U.S. major defined benefit retirement plans and other postretirement benefit plans. Expected contributions are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes.

(6)	Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 7, “Other Long-Term Liabilities,” are excluded from this table.

(7)

On February 26, 2021, the Company issued 1,000,000 shares of 4% Series B Convertible Preferred Stock, no par value per share (the “Series B Preferred Stock”) and 1,000,000 shares of 5% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”). The Series B and Series C Preferred Stock have a liquidation preference of $100 per share. The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum. The holder of Series C Preferred Stock is entitled to cumulative dividends payable quarterly in additional shares of Series C Preferred Stock. If holders of the Series B and Series C Preferred stock convert their shares into common stock, dividends will decrease.  The Company is required to redeem all shares not converted prior to May 28, 2026 at $100 per share plus the amount of any accrued and unpaid dividends. Due to uncertainty regarding the number of shares that will be redeemed, the redemption amount has not been included in the above table. Refer to Note 9, "Redeemable, Convertible Preferred Stock".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are more fully described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”. The accounting policies most critical to the preparation of the consolidated financial statements and require the most difficult, subjective or complex judgments are described below.

Revenue Recognition

Kodak sells a wide portfolio of products and services to its customers.  Kodak’s agreements have varying terms and conditions depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement.  While most of Kodak’s agreements have standard terms and conditions, more complex equipment arrangements may contain nonstandard terms and conditions that require significant contract interpretation to determine the appropriate accounting.

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

Kodak’s brand licensing agreements (symbolic licenses) may include upfront payments with a defined license period or a perpetual license term. Significant judgment is required to determine the term over which revenue will be recognized and whether a significant financing component exists.

Taxes

Kodak accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.

Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Management is required to exercise judgment in assessing the realizability of Kodak’s deferred tax assets, considering all available positive and negative evidence.  Inherent in this process is the requirement to estimate forecasted earnings, future taxable income, and prudent and feasible tax planning strategies on a jurisdiction-by-jurisdiction basis. It is possible that actual results will differ from assumptions and require adjustments to allowances.  Future periods may also provide positive evidence sufficient to conclude that all or part of the valuation allowance recorded in each jurisdiction can be reversed.

Kodak’s ability to utilize its U.S. net operating losses (“NOLs”) and tax credits may be subject to limitations imposed by Section 382 of the Internal Revenue Code.  Section 382 limits the utilization of NOLs in the event of significant changes in the stock ownership of the Company. An ownership change occurs if, among other things, the aggregate ownership of stockholders owning five percent of Kodak’s stock increases by more than 50 percentage points over a three-year rolling period.  An ownership change can also occur by other items, such as the sale of Kodak shares that are owned by its 5% shareholders. Future transactions, when combined with reported transactions within the testing period, could aggregate an ownership change during the testing period in excess of 50 percentage points.

A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S. As of December 31, 2023, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $1,577 million and unused foreign tax credits of $281 million. Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Kodak’s intent is to repatriate its offshore earnings when prudent. As such, it has recorded deferred tax liabilities of $16 million and $17 million for potential taxes on undistributed earnings, primarily attributable to foreign withholding taxes, as of December 31, 2023 and 2022, respectively.

Kodak operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions.  These audits can involve complex issues, which may require many years to resolve. Management believes that adequate provisions have been made for such issues, however, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak.  Conversely, if these issues are resolved favorably, the related provisions would be reduced, thus having a positive impact on earnings. Management’s ongoing assessments of the outcomes of these issues and related tax positions requires judgment.

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

At December 31, 2023, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.2 billion and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.1 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak’s major U.S. defined benefit pension plan accounts for substantially all of Kodak’s net pension income and represents approximately 87% of the total fair value of major plan assets as of December 31, 2023. The following table presents actual and expected return on plan assets, as well as the corresponding percentages for Kodak’s major U.S. defined benefit pension plan:

	Year Ended December 31,
	2023	2022	2021
(in millions)
Actual return on plan assets	$(170)	$(152)	$716
Expected return on plan assets	(257)	178	167

Actual rate of return on plan assets	3.9%	(6.1%)	17.7%
Expected rate of return on plan assets	7.5%	5.3%	5.2%

The actual rate of return on Kodak’s major U.S. defined benefit pension plan for 2023 was 3.9%, lower than the expected rate of return of 7.5%, driven by lower than expected returns in the private equity asset class. For 2022 the actual rate of return was negative 6.1%, lower than the expected rate of return of 5.3%, driven by lower than expected bond performance due to rising interest rates. For 2021 the actual rate of return exceeded the expected rate of return driven by higher returns for the U.S. Plan’s private equity and hedge fund portfolio.  The expected average rate of return on plan assets is a long-term, forward-looking assumption and will likely differ from the actual return in any specific year.

Gains or losses from direct investments in derivative instruments by Kodak’s major U.S defined benefit pension plan can be volatile from year to year and could materially affect the fair value of plan assets. The total net realized (losses) gains from these derivative investments that were included in the actual return on plan assets balance in the table above for the years ending December 31, 2023, 2022 and 2021 were approximately ($1) million, ($128) million and ($23) million, respectively. Refer to the Derivative Instruments discussion below for additional information.

Approximately $2.7 billion and $2.6 billion of the total fair value of Kodak’s major U.S. defined pension plan as of December 31, 2023 and 2022, respectively, represents plan assets where the fair market value is not readily determinable and are measured using the net asset value (“NAV”) per share expedient. Except for investments in private equity funds and real estate funds, the remaining investments have redemption rights and can be, and historically have been, redeemed by the U.S. Plan at NAV. For private equity funds and real estate funds, the investors do not have an option to redeem their interest in these funds but rather receive distributions from time to time through the liquidation of the underlying investments in the funds. Secondary sales of a material portion of the investments in these funds are infrequent and historically, immaterial portions of these funds were sold for values not significantly different from NAV.

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

The table below shows the discount rates for Kodak’s major U.S. pension plan for the years shown:

	Year Ended December 31,
	2023	2022	2021
Discount Rates - Projected Benefit Obligation:
U.S. Plan	4.92%	5.13%	2.54%

As discount rates reflect the market rate on the measurement date, the rates can be volatile from year to year. The decrease in the discount rate for Kodak’s major U.S. defined benefit pension plan from December 31, 2022 to December 31, 2023 resulted in an increase in the projected benefit obligation of approximately $40 million at December 31, 2023. The increase in the discount rate for Kodak’s major U.S. defined benefit pension plan from December 31, 2021 to December 31, 2022 resulted in a decrease in the projected benefit obligation of approximately $582 million at December 31, 2022.

Sensitivity Analysis:

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2023 and the projected benefit obligation (“PBO”) at December 31, 2023 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

	Impact on 2024		Impact on PBO
	Pre-Tax Pension Expense		December 31, 2023
(in millions)	Increase (Decrease)		Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$6	$(1)	$44	$12
25 basis point increase in discount rate	(6)	1	(43)	(12)
25 basis point decrease in EROA	9	1	N/A	N/A
25 basis point increase in EROA	(9)	(1)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major U.S. defined benefit pension plan was $149 million for 2023 and is expected to be approximately $152 million in 2024. The increase in pension income for 2024 is driven primarily by lower interest expense. Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $3 million for 2023 and is projected to be $2 million in 2024.

Derivative Instruments:

Kodak’s major U.S. defined benefit plan utilizes derivative investments primarily to hedge liability interest rate risk to U.S. government bonds. Kodak’s major U.S. defined benefit pension plan’s derivative portfolio consists of exchange traded futures contracts. As of December 31, 2023 and 2022 the notional amount of these derivative instruments approximated $384 million and $389 million, respectively. Daily variation margin payments are made to or received from the counterparty for changes in the market value of futures contracts and are recorded as realized gains and losses in the Gain on Plan Assets balance. As these futures contracts have short-term maturities, the fair value of these derivative instruments at December 31, 2023 and 2022 was $1 million and $0 million, respectively, which represents the unrealized gains and losses on these contracts. Refer to Note 19, “Retirement Plans” in the Notes to Financial Statements for additional information.

An increase in interest rates is the primary factor that could precipitate material losses in Kodak’s major U.S. defined benefit plan's existing derivatives portfolio. A 25-basis point increase in interest rates would cause a loss from the government bond derivatives of approximately $8 million. However, as illustrated in the above table, a 25-basis point increase in the discount rate used to measure the PBO of the U.S. Plan would cause a $43 million decrease in the PBO. Accordingly, while an increase in interest rates would expose the U.S. Plan’s derivative investments to losses, it would also likely result in an offsetting decrease to the U.S. Plan’s PBO.

Kodak’s major U.S. defined benefit plan invests in a diversified portfolio of hedge funds that utilize a variety of investment strategies. The total net asset value of these hedge funds was approximately $1.6 billion and $1.5 billion as of December 31, 2023 and 2022 respectively. Separate from the major U.S. defined benefit plan’s direct investments in exchange traded futures contracts, hedge funds may utilize derivative instruments to execute their investment strategy.

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

New Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 1, “Basis of Presentation & Summary of Significant Accounting Policies”.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2023 and 2022, the fair value of open forward contracts would have decreased $12 million and $11 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

The majority of the Company’s debt is fixed rate debt. The fair market value of fixed-rate debt is sensitive to changes in interest rates. At December 31, 2023 and 2022, a 10% change in market interest rates would change the fair value of the Company’s debt by approximately $5 million and $2 million, respectively.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2023 was not significant to Kodak.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company (the Company) as of December 31, 2023 and 2022, the related consolidated statement of operations, comprehensive (loss) income, equity (deficit) and cash flow for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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

Retirement Benefits – Valuation of Private Equity Investment
Description of the Matter

As described in Note 19 to the consolidated financial statements, at December 31, 2023 the Company’s U.S Plan holds $1,097 million in private equity investments. The private equity investments are valued primarily based on independent appraisals, discounted cash flow models, cost and comparable market transactions. These investments are valued by the U.S. Plan using the net asset value (NAV) per share expedient.  For investments with lagged pricing, the Company uses the latest available net asset values, and also considers expected return and other relevant material events for the year-end valuation of these investments.

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

March 14, 2024

# of Firm Id	EY-42;	Auditor Name:	Ernst & Young	Auditor Location:	Rochester, New York, USA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on Internal Control Over Financial Reporting

We have audited Eastman Kodak Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastman Kodak Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Graphic Systems Services, Inc. (GSS), which is included in the 2023 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2023 and less than 1% of total net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GSS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2023 and 2022, the related consolidated statement of operations, comprehensive (loss) income, equity (deficit) and cash flow for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rochester, New York

March 14, 2024

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2023	2022	2021
Revenues
Sales	$917	$983	$925
Services	200	222	225
Total net revenues	1,117	1,205	1,150
Cost of revenues
Sales	765	885	830
Services	142	150	156
Total cost of revenues	907	1,035	986
Gross profit	210	170	164
Selling, general and administrative expenses	159	153	177
Research and development costs	34	34	33
Restructuring costs and other	7	10	6
Other operating expense (income), net	6	(1)	(6)
Earnings (loss) from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	4	(26)	(46)
Interest expense	52	40	33
Pension income excluding service cost component	(161)	(98)	(102)
Loss on early extinguishment of debt	27	—	—
Other (income) charges, net	(1)	1	(5)
Earnings from continuing operations before income taxes	87	31	28
Provision for income taxes	12	5	4
NET EARNINGS	$75	$26	$24

Basic earnings per share attributable to Eastman Kodak Company common shareholders	$0.71	$0.16	$0.28

Diluted earnings per share attributable to Eastman Kodak Company common shareholders	$0.67	$0.16	$0.27

Number of common shares used in basic and diluted earnings per share:
Basic	79.4	78.9	78.4
Diluted	90.5	80.6	80.5

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2023	2022	2021
NET EARNINGS	$75	$26	$24

Other comprehensive (loss) income, net:
Currency translation adjustments	(8)	(12)	6
Pension and other postretirement benefit plan obligation activity, net of tax	(173)	253	661
Other comprehensive (loss) income, net attributable to Eastman Kodak Company	(181)	241	667
COMPREHENSIVE (LOSS) INCOME, NET	$(106)	$267	$691

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$255	$217
Trade receivables, net of allowances of $8 and $7 respectively	195	177
Inventories, net	217	237
Other current assets	45	48
Current assets held for sale	—	2
Total current assets	712	681
Property, plant and equipment, net	169	154
Goodwill	12	12
Intangible assets, net	24	28
Operating lease right-of-use assets	30	39
Restricted cash	110	62
Pension and other postretirement assets	1,216	1,233
Other long-term assets	82	76
TOTAL ASSETS	$2,355	$2,285

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$125	$134
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	13	15
Other current liabilities	144	143
Total current liabilities	283	293
Long-term debt, net of current portion	457	316
Pension and other postretirement liabilities	237	230
Operating leases, net of current portion	24	31
Other long-term liabilities	213	171
Total liabilities	1,214	1,041

Commitments and contingencies (Note 11)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	210	203

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,156	1,160
Treasury stock, at cost	(11)	(11)
Accumulated deficit	(495)	(570)
Accumulated other comprehensive income	281	462
Total equity	931	1,041
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,355	$2,285

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

				Accumulated
		Additional		Other			Redeemable
	Common	Paid in	Accumulated	Comprehensive	Treasury		Convertible
	Stock	Capital	Deficit	Income (Loss)	Stock	Total	Preferred Stock (1)
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196
Net earnings	—	—	26	—	—	26	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	253	—	253	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(5)	—	—	—	(5)	5
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Treasury stock purchases (2)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	5	—	—	—	5	—
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	$1,041	$203
Net earnings	—	—	75	—	—	75	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	(8)	—	(8)	—
Pension and other postretirement liability adjustments	—	—	—	(173)	—	(173)	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(5)	—	—	—	(5)	5
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

				Accumulated
		Additional		Other			Redeemable
	Common	Paid in	Accumulated	Comprehensive	Treasury		Convertible
	Stock	Capital	Deficit	(Income) Loss	Stock	Total	Preferred Stock (1)
Equity (deficit) as of December 31, 2020	$—	$1,152	$(620)	$(446)	$(9)	77	$191
Net earnings	—	—	24	—	—	24	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	661	—	661	—
Repurchase of Series A Preferred Stock	—	—	—	—	—	-	(100)
Exchange of Series A Preferred Stock	—	92	—	—	—	92	(92)
Expiration of Series A embedded derivative	—	11	—	—	—	11	—
Issuance of convertible, redeemable Series B Preferred Stock, net	—	(95)	—	—	—	(95)	93
Issuance of common stock	—	10	—	—	—	10	—
Issuance of convertible, redeemable Series C Preferred Stock, net	—	—	—	—	—	—	97
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(4)	—	—	—	(4)	4
Preferred stock deemed dividends	—	(3)	—	—	—	(3)	3
Treasury stock purchases (2)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	$781	$196

(1)

There are 60 million shares of no-par value preferred stock authorized, 2.1 million of which are issued and outstanding at December 31, 2023 and 2022.  2.0 million shares of preferred stock were issued and outstanding at December 31, 2021.

(2)	Represents purchases of common stock to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net earnings	$75	$26	$24
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	30	29	31
Pension and other postretirement income	(145)	(77)	(83)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	2	(3)	(7)
Asset impairments	5	1	—
Stock based compensation	7	5	7
Non-cash changes in workers' compensation and other employee benefit reserves	(1)	(15)	(4)
Net loss on sales of assets	—	—	1
Loss on early extinguishment of debt	27	—	—
Benefit from deferred income taxes	(1)	(3)	(1)
Increase in trade receivables	(16)	(12)	(5)
Decrease (increase) in miscellaneous receivables	6	(1)	(3)
Decrease (increase) in inventories	19	(31)	(19)
(Decrease) increase in trade accounts payable	(14)	(12)	38
Increase (decrease) in liabilities excluding borrowings and trade payables	21	(36)	(29)
Other items, net	23	13	3
Total adjustments	(37)	(142)	(71)
Net cash provided by (used in) operating activities	38	(116)	(47)

Cash flows from investing activities:
Additions to properties	(32)	(31)	(21)
Purchase of preferred equity interest	—	(25)	—
Net proceeds from sales of businesses/assets, net	—	—	1
Net cash used in investing activities	(32)	(56)	(20)

Cash flows from financing activities:
Net proceeds from Amended and Restated Term Loan Agreement	435	—	—
Net proceeds from Original Term Loan Credit Agreement	—	49	215
Repayment of Original Term Loan Credit Agreement	(316)	—	—
Proceeds from issuance of Convertible Notes	—	—	25
Repayment of Convertible Notes	(28)	—	—
Other debt acquisition costs	(1)	—	(2)
Net proceeds from Series C Preferred Stock	—	—	99
Net proceeds from the sale of common stock	—	—	10
Repurchase of Series A Preferred Stock	—	—	(100)
Preferred stock dividend payments	(4)	(4)	(7)
Treasury stock purchases	—	(1)	(1)
Finance lease payments	(1)	(1)	(1)
Net cash provided by financing activities	85	43	238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(8)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	91	(137)	167
Cash, cash equivalents and restricted cash, beginning of period	286	423	256
Cash, cash equivalents and restricted cash, end of period (1)	$377	$286	$423

(1)	Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for the components of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

(in millions)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid for interest and income taxes was:
Interest (net of portion capitalized of $3 million in 2023 and 2022 and $0 million in 2021)	$26	$23	$14
Income taxes (net of refunds)	$9	$6	$2

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company ("EKC") and all companies directly or indirectly controlled by EKC, either through majority ownership or otherwise. Kodak consolidates variable interest entities if Kodak has a controlling financial interest and is determined to be the primary beneficiary of the entity.

RECLASSIFICATIONS

Certain amounts from previous periods have been reclassified to conform to the current period classification due to Kodak's new organization structure as of February 2023. Refer to Note 26, "Segment Information" and Note 14, "Revenue" for additional information.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Kodak capitalizes additions and improvements while maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to Other operating expense (income), net in the Consolidated Statement of Operations.

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

WORKERS’ COMPENSATION

Kodak participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported. Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations. Refer to Note 6, “Other Current Liabilities” and Note 7, “Other Long-Term Liabilities” for the estimated liabilities. Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries. Estimated recoveries are not offset against the related accrual. The amount recorded for the estimated recoveries at December 31, 2023 and 2022 was $16 million and $15 million, respectively, of which $12 million was reported in Other long-term assets in the Consolidated Statement of Financial Position in both periods.  The remaining $4 million and $3 million, respectively, was reported in Other current assets in the Consolidated Statement of Financial Position.

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

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the operating lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The ROU assets are adjusted for prepayments and lease incentives. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in expense in the period in which the obligation for those payments is incurred. Lease agreements may include options to extend or terminate the lease at Kodak’s discretion, which are included in the determination of the lease term when they are reasonably certain to be exercised.

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

The Eastman Business Park segment’s core operations are commercial real estate management activities including real estate leasing and related facility management services. Kodak also leases underutilized portions of its other real estate properties to third parties under both operating lease and sublease agreements. Payments received under operating lease agreements as part of the Eastman Business Park segment are recognized on a straight-line basis over the term and are reported in Revenues in the Consolidated Statement of Operations. Payments received under lease and sublease agreements for other underutilized space are recognized on a straight-line basis and reported as cost reductions in Cost of revenues, Selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) costs and Other (income) charges, net.

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

For product sales (such as plates, film, inks, specialty materials and chemicals and other consumables), revenue is recognized when control has transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Equipment and software related service revenue is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service. Service revenue for time and materials-based agreements is recognized as services are performed.

Equipment is generally dependent on, and interrelated with, the underlying operating system (firmware) and cannot function without the operating system. In these cases, the hardware and software licenses are accounted for as a single performance obligation. Contracts with customers may include multiple performance obligations including equipment and optional software licenses and service agreements. Service agreements generally have a one-year initial term subject to annual renewals and may be prepaid or paid over time. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Kodak applies the residual allocation method for sales of certain complex, highly customized equipment due to significant variability in pricing. Standalone selling prices are based on the observable prices of the products or services when sold separately or by using expected cost-plus margin when directly observable prices are not available. The Company reassesses its standalone selling prices at least annually.

For non-complex equipment installations and software sales, revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the buyer, which is generally met when the equipment or software is delivered and installed at the customer site, as delivery and installation generally occur within the same period. For complex equipment installations or integrated software solutions, revenue is deferred until receipt of customer acceptance and control has transferred to the buyer.

Software licenses are sold both in bundled equipment arrangements as discussed above or on a stand-alone basis. Perpetual licenses are usually sold with post-contract support services (“PCS”) which are considered distinct performance obligations as the customer’s use of the existing software is not dependent upon future upgrades. Kodak recognizes software revenue at the time that the customer obtains control over the software which generally occurs upon installation, while revenue allocated to the PCS is recognized over the service period. The Company also sells SaaS arrangements with revenue recognized over the contract term.

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

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. With the exception of brand licensing arrangements, Kodak applies the practical expedient with respect to implied financial components and only imputes interest for payment terms greater than one year.

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

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and brand licensing arrangements. As of December 31, 2023, there was approximately $98 million of unrecognized revenue from unsatisfied performance obligations. Approximately 15% of the revenue from unsatisfied performance obligations is expected to be recognized in 2024, 15% in 2025, 10% in 2026, 10% in 2027 and 50% thereafter.

ALLOWANCE FOR CREDIT LOSSES

Kodak records an allowance for credit losses against financial assets measured at amortized cost basis (primarily accounts receivable) for the current expected credit losses inherent in the asset over its expected life. The allowance for credit losses is maintained based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Kodak records a specific reserve for individual accounts when Kodak becomes aware of specific customer circumstances evidencing the customer's inability to pay, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position.

RESEARCH AND DEVELOPMENT COSTS

R&D costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and are included in SG&A expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $2 million, $3 million and $2 million for the years ended December 31, 2023, 2022 and 2021.

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

Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group). If the sum of the expected undiscounted cash flows from the use of and eventual disposition of such asset group is less than the carrying value of the asset group a loss is recognized to the extent the carrying value of the asset group exceeds its fair value. Kodak determines fair value through quoted market prices in active markets or using a discounted cash flow analysis.

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

The carrying values of indefinite-lived intangible assets are evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The fair value of the Kodak trade name is valued using the income approach, specifically the relief from royalty method.  Refer to Note 5, “Goodwill and Other Intangible Assets.”

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2023 and 2022, refer to Note 17, “Income Taxes.”

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold.  The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for Kodak for fiscal years beginning after December 15, 2024 ( January 1, 2025 for Kodak).

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  In addition, the ASU enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.  The ASU is required to be applied retrospectively to all periods presented in the financial statements.  The ASU is effective for Kodak for fiscal years beginning after December 15, 2023 ( January 1, 2024 for Kodak) and interim periods within fiscal years beginning after December 15, 2024 ( January 1, 2025 for Kodak).

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2023	2022
Cash and cash equivalents	$255	$217
Restricted cash reported in Other current assets	12	7
Restricted cash	110	62
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$377	$286

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities and an escrow of $3 million in China to secure ongoing obligations under a supply agreement associated with the strategic relationship with Lucky HuaGuang Graphics Co. Ltd. ("HuaGuang").  The agreement with HuaGuang expires in the third quarter of 2024.

Restricted cash included $32 million and $44 million as of December 31, 2023 and 2022, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”) (Refer to Note 8, “Debt and Credit Facilities” for information on the Restricted cash supporting the L/C Cash Collateral).  In addition, restricted cash as of December 31, 2023 included $63 million representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash as of December 31, 2023 and 2022 included $8 million and $6 million, respectively, of security posted related to Brazilian legal contingencies and, for both periods, $5 million of cash collateral posted for a letter of credit for aluminum purchases in the United Kingdom. As of December 31, 2022 restricted cash also included an escrow of $5 million under the supply agreement with HuaGuang.

NOTE 3: INVENTORIES, NET

	As of December 31,
(in millions)	2023	2022
Finished goods	$85	$98
Work in process	68	64
Raw materials	64	75
Total	$217	$237

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2023	2022
Land	$55	$51
Buildings and building improvements	137	134
Machinery and equipment	420	390
Construction in progress	27	29
Property, plant and equipment, gross	639	604
Accumulated depreciation	(470)	(450)
Property, plant and equipment, net	$169	$154

Depreciation expense was $26 million, $24 million and $26 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.

		Advanced
		Materials and		Consolidated
(in millions)	Print	Chemicals	Brand	Total
Balance as of December 31, 2021	$6	$—	$6	$12
Impairment	—	—	—	—
As of December 31, 2022	6	—	6	12
Impairment	—	—	—	—
As of December 31, 2023	$6	$—	$6	$12

Gross goodwill	$62	$8	$6	$76
Accumulated impairment losses	(56)	(8)	—	(64)
Balance as of December 31, 2023	$6	$—	$6	$12

The Print segment has four goodwill reporting units: Prepress Solutions, Electrophotographic Printing Solutions; Prosper and Versamark; and Software. The Advanced Materials and Chemicals segment has two goodwill reporting units: Motion Picture and Industrial Films and Chemicals; and Advanced Materials and Functional Printing. The Brand segment has one goodwill reporting unit. As of December 31, 2023, goodwill is only recorded in the Brand and Software reporting units.

Based upon the results of Kodak’s December 31, 2023 and 2022 annual impairment tests, no impairment of goodwill is indicated. As of December 31, 2023 and 2022 the carrying value of the Brand reporting unit was negative.

`

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2023 and 2022 were as follows:

	As of December 31, 2023
				Weighted Average
				Remaining
	Gross Carrying	Accumulated		Amortization Period
(in millions)	Amount	Amortization	Net	(in years)
Technology-based	$99	$92	$7	2 years
Kodak trade name	17	—	17	Indefinite life
Customer-related	9	9	—	0 years
Total	$125	$101	$24

	As of December 31, 2022
				Weighted Average
				Remaining
	Gross Carrying	Accumulated		Amortization Period
(in millions)	Amount	Amortization	Net	(in years)
Technology-based	$99	$88	$11	3 years
Kodak trade name	17	—	17	Indefinite life
Customer-related	9	9	-	1 year
Total	$125	$97	$28

Based on the results of Kodak’s December 31, 2023 annual impairment test, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of less than $1 million. Based on the results of Kodak’s December 31, 2022 annual impairment test, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of $1 million driven by lower forecasted revenues primarily associated with the decision to cease manufacturing of the Electrophotographic Printing Solutions equipment products.  The $1 million impairment charge is included in Other operating expense (income), net for the year ended December 31, 2022 in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $4 million for the year ended  December 31, 2023 and $5 million for each of the years ended December 31, 2022 and 2021.

Estimated future amortization expense related to intangible assets that are currently being amortized as of December 31, 2023 was as follows:

(in millions)
2024	$4
2025	3
Total	$7

NOTE 6: OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2023	2022
Deferred revenue and customer deposits	$37	$40
Employment-related liabilities	36	35
Customer rebates	12	18
Workers' compensation	10	9
Restructuring liabilities	5	7
Accrued interest	9	6
Preferred Stock dividends payable	1	1
Other	34	27
Total	$144	$143

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

NOTE 7: OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2023	2022
Workers' compensation	$56	$59
Asset retirement obligations	43	43
Deferred taxes	27	27
Deferred brand licensing revenue (1)	63	11
Environmental liabilities	9	8
Embedded conversion option derivative liabilities	2	4
Other	13	19
Total	$213	$171

(1)

During the third quarter of 2023, Kodak entered into multiple long-term brand licensing arrangements and recorded total deferred revenue of approximately $57 million. Kodak received approximately $12 million of cash proceeds related to these licensing arrangements in 2023 and approximately $40 million and $5 million, respectively, was recorded as an offset in Trade receivables, net and Other long-term assets in the Consolidated Statement of Financial Position. Approximately $54 million of the deferred revenue balance related to these licensing arrangements as of December 31, 2023 is recorded in Other long-term liabilities and the remaining $3 million in Other current liabilities in the Consolidated Statement of Financial Position. Kodak will recognize the total deferred revenue amount ratably over the term of the respective arrangements, ranging from five to twenty years. While the arrangements include up-front payments, Kodak determined that the contracts did not have a significant financing component.

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position and therefore have been aggregated in accordance with Regulation S-X.

NOTE 8: DEBT AND CREDIT FACILITIES

Debt and finance leases and related maturities and interest rates were as follows at December 31, 2023 and 2022:

			Weighted-Average	As of December 31,
			Effective	2023	2022
(in millions)	Type	Maturity	Interest Rate	Carrying Value	Carrying Value

Current portion:
	RED-Rochester, LLC		11.45%	$1	$1
				1	1

Non-current portion:
	Term Loans	2028	13.72%	446	—
	Original Term Loans	2026	13.68%	—	286
	Convertible Debt	2026	17.28%	—	18
	RED-Rochester, LLC	2033	11.45%	10	11
	Finance Leases	Various	Various	1	1
				457	316
				$458	$317

Annual maturities of debt and finance leases outstanding at December 31, 2023 were as follows:

	Carrying	Maturity
(in millions)	Value	Value
2024	1	1
2025	1	1
2026	1	1
2027	1	1
2028	447	582
2029 and thereafter	7	7
Total	$458	$593

Term Loan Credit Agreement

On February 26, 2021, the Company and certain of its subsidiaries (the "Subsidiary Guarantors") entered into a Credit Agreement (the “Original Term Loan Credit Agreement”) with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Original Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Agent”). Pursuant to the Original Term Loan Credit Agreement, the Original Term Loan Lenders provided the Company with (i) an initial term loan in the amount of $225 million, which was drawn in full on the same date, and (ii) a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023 (collectively, the “Original Term Loans”). The delayed draw term loans were drawn in full on June 15, 2022. The maturity date of the Original Term Loans was February 26, 2026, and the Original Term Loans were non-amortizing.

On June 30, 2023, the Company and the Subsidiary Guarantors entered into an amendment (the “Term Loan Amendment”) to the Original Term Loan Credit Agreement (the Original Term Loan Credit Agreement, as amended and restated by the Term Loan Amendment, the “Amended and Restated Term Loan Credit Agreement”), with certain funds affiliated with KLIM as lenders (the “Term Loan Lenders”) and the Agent.

Subject to the terms and conditions of the Term Loan Amendment, the Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”).

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Term Loans. The Company received net proceeds of $435 million from the Term Loans which were used to (i) refinance the obligations under the Original Term Loan Credit Agreement, (ii) repay in full and terminate the commitments under the Company’s asset-based revolving credit facility made available pursuant to the 2023 Amended ABL Credit Agreement as defined below, (iii) repay in full the Company’s outstanding 5.0% unsecured convertible promissory notes due May 28, 2026 (the "Convertible Notes") held by the Original Term Loan Lenders, (iv) pay certain fees and expenses related to the foregoing and the Amended and Restated L/C Facility Agreement (defined below), (v) provide cash collateral in respect of the Amended and Restated L/C Facility Agreement, as described below, or other collateral obligations, and (vi) for general corporate purposes and working capital needs of the Company and its subsidiaries (a net amount of $29 million).

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

The Term Loans bear interest at a rate of 7.5% per annum payable in cash and 5.0% per annum payable “in-kind” ("PIK") or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum. Obligations under the Amended and Restated Term Loan Credit Agreement are secured by a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting L/C Cash Collateral, as defined below (collectively, the “Term Loan Priority Collateral”), and a second priority lien on the L/C Cash Collateral.  The aggregate carrying value of the Term Loan Priority Collateral and L/C Cash Collateral as of December 31, 2023 was $4,205 million.

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

On an annual basis, the Company is obligated to prepay, within 10 business days following the filing of annual Form 10-K, outstanding Term Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Amended and Restated Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $60 million, or $85 million after the Deleveraging Milestone Date.  For the year ended December 31, 2023, ECF was a negative amount. In addition to customary prepayment covenants, the Company is also required to use the Net Proceeds from the monetization of Target Non-Core Assets as such terms are defined in the Amended and Restated Term Loan Credit Agreement to make prepayments subject to certain exceptions. During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with Net Proceeds from the sale of Target Non-Core Assets.

Loss on Early Extinguishment of Debt - Original Term Loans
The Company used $316 million of the net proceeds received from the Term Loans, which represented the aggregate principal amount of the Original Term Loans plus accrued PIK and prepayment premium, to refinance the Company’s obligations under the Original Term Loan Credit Agreement. In addition, the Company used $2 million of the net proceeds to pay accrued and unpaid cash interest. The carrying value of the Original Term Loans as of July 21, 2023 approximated $293 million. The Company recorded a loss on early extinguishment of debt of approximately $23 million during the third quarter of 2023.

Board Rights Agreement

On June 30, 2023, in connection with the execution of the Term Loan Amendment, the Company entered into an amendment (the "Board Rights Agreement Amendment") to the letter agreement with KLIM, dated February 26, 2021 (the “Original Board Rights Agreement”). Pursuant to the Board Rights Agreement Amendment, KLIM's right to nominate one individual for election as a member of the Company’s board of directors will last until the date on which KLIM ceases to hold at least $200 million of the original principal amount of Term Loans. The individual nominated pursuant to the Original Board Rights Agreement was appointed to the Company's Board of Directors on April 1, 2021 and has been elected to serve one-year terms at each of the annual meetings since May 19, 2021.

Securities Purchase Agreement
On February 26, 2021, the Company and the Term Loan Lenders (the “Buyers”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold to the Buyers (i) an aggregate of 1,000,000 shares (the “Purchased Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”) for a purchase price of $10.00 in cash per share for an aggregate purchase price of $10 million and (ii) $25 million aggregate principal amount of the newly issued Convertible Notes in a private placement transaction. The issuance and sale of the Purchased Shares and Convertible Notes were consummated on February 26, 2021.

Convertible Notes

The Convertible Notes bore interest at a rate of 5.0% per annum, which was payable in cash on the maturity date and in additional shares of Common Stock on any conversion date. The payment of interest only at the maturity date has the same effect as delivering additional debt instruments to the Holders of the Convertible Notes and therefore is considered PIK. Therefore, PIK was being added to the carrying value of the debt through the term and interest expense was recorded using the effective interest method. The maturity date of the Convertible Notes was May 28, 2026.

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

Embedded Derivatives

The Convertible Notes were considered more akin to a debt-type instrument and the economic characteristics and risks of the embedded conversion features were not considered clearly and closely related to the Convertible Notes. Accordingly, these embedded features were bifurcated from the Convertible Notes and separately accounted for on a combined basis at fair value as a single derivative liability. Kodak allocated $12 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded features on the date of issuance which reduced the net carrying value of the Convertible Notes. The derivative was being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Convertible Notes embedded derivative at July 21, 2023, when the Convertible Notes were repaid, was a liability of $5 million. The fair value of the Convertible Notes embedded derivative as of December 31, 2022 was a liability of $2 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 13, “Financial Instruments” for information on the valuation of the derivative.

The carrying value of the Convertible Notes at  December 31, 2022 was $18 million. The estimated fair value of the Convertible Notes as of December 31, 2022 was $16 million (Level 3). The carrying value was being accreted to the aggregate principal amount using the effective interest method from the date of issuance through the maturity date.

Loss on Early Extinguishment of Debt - Convertible Notes
The carrying value, including the fair value of the embedded derivative liability, of the Convertible Notes at July 21, 2023 approximated $24 million. The Company used $28 million of the net proceeds received from the Term Loans to repay in full the aggregate principal amount of the Convertible Notes plus accrued PIK interest. The Company recorded a loss on early extinguishment of debt of approximately $4 million during the third quarter of 2023.

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

Amended ABL Credit Agreement

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

The Amended ABL Credit Agreement amended the ABL Credit Agreement to, among other things, (i) extend the maturity date to February 26, 2024 or the date that was 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) decreased the aggregate amount of commitments from $110 million to $90 million, which decreased the minimum Excess Availability to $11.25 million from the previous amount of $13.75 million. Commitments under the Amended ABL Credit Agreement continued to be able to be used in the form of revolving loans or letters of credit.

On March 14, 2023, the Company and the Subsidiary Guarantors entered into amendment No. 5 to the Amended and Restated Credit Agreement (the “2023 Amended ABL Credit Agreement") with the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and collateral agent to, among other things: (i) extend the maturity date of the Company's asset based loan facility from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended L/C Facility Agreement (as defined below) or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Original Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing; (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, and to maintaining quarterly Minimum Liquidity of $80 million, and (iii) on February 26, 2024, decrease the aggregate amount of commitments from $90 million to $81 million. Each of the capitalized but undefined terms used in the context of describing the 2023 Amended ABL Credit Agreement has the meaning ascribed to such term in the 2023 Amended ABL Credit Agreement.

If Minimum Liquidity fell below the daily or quarterly required minimum, an Event of Default would have occurred, in which case the Agent had the right to declare the obligation of each Lender to make Revolving Loans and of the Issuing Banks to issue Letters of Credit to be terminated, and declare the Revolving Loans, all interest thereon and all other amounts payable under the 2023 Amended ABL Credit Agreement to be due and payable.

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

As noted above, since Excess Availability was greater than 12.5% of lender commitments or $11.25 million, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0. As of March 31, 2023, Consolidated EBITDA (minus Capital Expenditures and income taxes paid in cash) (as defined in the 2023 Amended ABL Credit Agreement) exceeded Fixed Charges by approximately $9 million, therefore the Fixed Charge Coverage Ratio was more than 1.0 to 1.0. The Fixed Charge Coverage Ratio as of June 30, 2023 was not required to be calculated or furnished to the Lenders as the 2023 Amended ABL Credit Agreement was terminated on July 21, 2023.

Each existing direct or indirect U.S. subsidiary of the Company (other than Immaterial Subsidiaries, Unrestricted Subsidiaries and certain other subsidiaries) provided an unconditional guarantee (and any such future subsidiaries were required to provide an unconditional guarantee) of the obligations of the Company under the Credit Agreements (as defined below).

Under the terms of the Amended ABL Credit Agreement, the Company could designate Restricted Subsidiaries as Unrestricted Subsidiaries provided the aggregate sales of all Unrestricted Subsidiaries are less than 7.5% of the consolidated sales of Kodak and the aggregate assets of all Unrestricted Subsidiaries are less than 7.5% of Kodak’s consolidated assets. Further, on a pro forma basis at the time of designation and immediately after giving effect thereto, Excess Availability must be at least $30 million and the pro forma Fixed Charge Coverage Ratio must be no less than 1.0 to 1.0. Upon designation of Unrestricted Subsidiaries, the Company is required to provide to the Lenders reconciling statements to eliminate all financial information pertaining to Unrestricted Subsidiaries which is included in its annual and quarterly consolidated financial statements.

Under the Amended ABL Credit Agreement the Company designated three subsidiaries as Unrestricted Subsidiaries: Kodak PE Tech, LLC, Kodak Realty, Inc, and KP Services (Jersey) Ltd. Collectively, the Unrestricted Subsidiaries had sales of approximately $6 million and $7 million for the years ended  December 31, 2022 and 2021, respectively, which represented 1% of Kodak’s consolidated sales for each period. These subsidiaries had assets of $12 million as of December 31, 2022, which represented 1% of Kodak’s consolidated assets as of such dates.

Letter of Credit Facility Agreement

On February 26, 2021, the Company and the Subsidiary Guarantors entered into a Letter of Credit Facility Agreement (the “L/C Facility Agreement”) among the Company, the Subsidiary Guarantors, the lenders party thereto (the “L/C Lenders”), Bank of America, N.A., as agent, and Bank of America, N.A., as issuing bank. Pursuant to the L/C Facility Agreement, the L/C Lenders committed to issue letters of credit on the Company’s behalf in an aggregate amount of up to $50 million, provided that the Company posts cash collateral in an amount greater than or equal to 103% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

On March 14, 2023, the Company entered into an amendment to the L/C Facility Agreement (the “2023 Amended L/C Facility Agreement”) to, among other things: (i) extend the maturity date of the L/C Facility Agreement from February 26, 2024 to the earliest of June 12, 2024, the termination of the 2023 Amended ABL Credit Agreement, as applicable, or the date that is 91 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancing of any of the foregoing and (ii) require the Company to maintain daily Minimum Liquidity of $50 million, subject to certain cure rights, and to maintaining a quarterly Minimum Liquidity of $80 million. Each of the capitalized but undefined terms used in the context of describing the 2023 Amended L/C Facility Agreement has the meaning ascribed to such term in the 2023 Amended L/C Facility Agreement.

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

Under the terms and conditions of the June 2023 L/C Facility Amendment, the L/C Lender increased the commitment to issue letters of credit on the Company’s behalf from an aggregate amount of up to $50 million, to an aggregate amount of up to $100 million (the “L/C Facility Commitments”), until August 30, 2023; provided that, at all times, the Company posts cash collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

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

Approximately $31 million and $43 million letters of credit were issued under the Amended and Restated L/C Facility Agreement as of December 31, 2023 and 2022, respectively. The balance on deposit in the L/C Cash Collateral account as of  December 31, 2023 and 2022 was approximately $32 million and $44 million, respectively.

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

NOTE 9: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	As of December 31,
(in millions)	2023	2022
Series B preferred stock	$96	$95
Series C preferred stock	114	108
Total	$210	$203

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

The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both  December 31, 2023 and 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 13, “Financial Instruments” for information on the valuation of the derivative.

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

Pursuant to the Purchase Agreement, the Investor has the right to nominate one director at each annual or special meeting of the Company’s shareholders ("Designee") until the earlier of the third anniversary of the execution of the Purchase Agreement and such time as the Investor and its Affiliates (as defined in the Purchase Agreement) do not hold at least a majority of the Series C Preferred Stock purchased under the Purchase Agreement. The Designee was elected to serve one-year terms at each of the annual meetings since May 19, 2021. In the third quarter of 2023 the Designee resigned and a successor Designee nominated by the Investor was appointed by the Company's Board of Directors to fill the vacancy.

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

The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of both  December 31, 2023 and 2022 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 13, “Financial Instruments” for information on the valuation of the derivative.

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

NOTE 10: LEASES

Kodak as lessee

The table below presents the lease-related assets and liabilities on the balance sheet:

	Classification in the	December 31,
(in millions)	Consolidated Statement of Financial Position	2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$30	$39
Finance lease assets	Property, plant and equipment, net	1	1
Total lease assets		$31	$40

Liabilities
Current
Operating	Current portion of operating leases	$13	$15
Noncurrent
Operating	Operating leases, net of current portion	24	31
Finance	Long-term debt, net of current portion	1	1
Total lease liabilities		$38	$47

Lease Costs

The table below presents certain information related to the lease expense for finance and operating leases. Lease expense is presented gross of sublease income. See “Kodak as Lessor” section below for income from subleases.

	Year Ended December 31,
(in millions)	2023	2022	2021
Finance lease expense
Amortization of leased assets	$1	$1	$1
Interest on lease liabilities	—	—	—
Operating lease expense	16	17	19
Variable lease expense (1)	7	7	9
Total lease expense	$24	$25	$29

(1)	Variable lease expense is related to real estate leases and primarily includes taxes, insurance and operating costs.

Other Information

The table below presents supplemental information related to leases. Changes in operating lease liabilities and operating lease assets are included in Increase (decrease) in liabilities excluding borrowings and trade payables, and Other items, net, respectively, in the Consolidated Statement of Cash Flows.

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$20	$19	$21
Operating cash flow for finance leases	—	—	—
Financing cash flow for finance leases	1	1	1
Total	$21	$20	$22

Weighted-average remaining lease term (in years)
Operating	5	5	5
Finance	3	3	2
Weighted-average discount rate
Operating	13.22%	12.17%	11.91%
Finance	6.42%	5.18%	5.56%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

Undiscounted future cash flows:
(in millions)	Operating Leases	Finance Leases
2024	$17	$—
2025	8	1
2026	6	—
2027	5	—
2028	5	—
Thereafter	13	—
Total minimum lease payments	54	1
Less: amount of lease payments representing interest	(17)	—
Present value of future minimum lease payments	37	1
Less: current obligations under leases	13	—
Long-term lease obligations	$24	$1

At December 31, 2023 leases that had not yet commenced were not significant.

Kodak as Lessor

Kodak’s net investment in sales-type leases as of December 31, 2023 and 2022 was $3 million and $4 million, respectively. The current portion of the net investment in sales-type leases is included in Other current assets in the Consolidated Statement of Financial Position. The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received for the next five years and thereafter to the net investment in sales-type leases recorded in the Consolidated Statement of Financial Position:

(in millions)
2024	$1
2025	1
2026 and thereafter	1
Total minimum lease payments	3
Less: unearned interest	—
Net investment in sales-type leases	$3

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
2024	$9
2025	5
2026	3
2027	2
2028	2
Thereafter	6
Total minimum lease payments	$27

Income recognized on lease arrangements for the years ended December 31, 2023, 2022 and 2021 is presented below:

	Year Ended December 31,
(in millions)	2023	2022	2021
Lease income - sales-type leases	$1	$1	$3
Lease income - operating leases	9	8	8
Variable lease income (1)	5	5	5
Total lease income	$15	$14	$16

(1)	Variable lease income primarily represents operating costs under real estate leases and incremental variable income based on usage under equipment leases.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2023	2022
Equipment subject to operating leases	$26	$19
Accumulated depreciation	(18)	(16)
Equipment subject to operating leases, net	$8	$3

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

The following table provides asset retirement obligation activity (in millions) (there was no significant activity in 2023):

	For the Year Ended December 31,
(in millions)	2023	2022
Asset Retirement Obligations at start of period	$43	$42
Liabilities incurred in the current period	—	1
Liabilities settled in the current period	—	(2)
Revision in estimated cash flows	—	2
Asset Retirement Obligations at end of period	$43	$43

Other Commitments and Contingencies

As of December 31, 2023 the Company had outstanding letters of credit of $31 million issued under the Amended and Restated L/C Facility Agreement, as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $19 million, and restricted cash of $122 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, for the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.  The restricted cash is recorded in Current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position. Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2023, Kodak’s Brazilian Operations maintained accruals of approximately $4 million for claims aggregating approximately $127 million inclusive of interest and penalties where appropriate.  The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2023, Kodak has posted security composed of $8 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $45 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case was completed, and the Company and individual defendants formally filed their motions to dismiss/for summary judgment on September 30, 2022. The plaintiffs filed an opposition to the motions to dismiss/for summary judgment on November 14, 2022, and the Company and the individual defendants filed responses to the plaintiffs’ opposition on December 27, 2022 and December 23, 2022, respectively. A hearing with respect to the motions to dismiss/for summary judgment was held on August 9, 2023, and the lawsuit was dismissed in its entirety with prejudice on September 26, 2023. The plaintiffs filed a notice of appeal of the dismissal on October 25, 2023.

Additional shareholder derivative lawsuits may be brought based on the other Derivative Demands (any such lawsuits, collectively with the State Derivative Lawsuit and the Federal Derivative Lawsuit, the “Fiduciary Matters”). The Company, acting through a Special Committee of Independent Directors, previously determined that there was no merit to the claims alleged by the Derivative Demands made through the time of its determination (except with respect to the charitable contribution, which was not fully considered by the Special Committee). See the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2020. The Company, acting through a separate Special Litigation Committee of Independent Directors, concurred with the first Special Committee’s findings and further concluded that it is not in the Company’s interest to bring or allow any other shareholder to assert any of the claims alleged by the State Derivative Lawsuit or Federal Derivative Lawsuit (with the exception of the Peters claim purportedly arising under Section 10(b) of the Exchange Act, which was not addressed as no demand was made with respect to such claim). The second Special Litigation Committee will carefully review any other additional complaints constituting Fiduciary Matters which may be filed.

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

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Further, the fair value of any right to indemnification granted during the year ended December 31, 2023 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2021	$19
New extended warranty and maintenance arrangements	89
Recognition of extended warranty and maintenance arrangement revenue	(89)
Deferred revenue on extended warranties as of December 31, 2022	19
New extended warranty and maintenance arrangements	87
Recognition of extended warranty and maintenance arrangement revenue	(89)
Deferred revenue on extended warranties as of December 31, 2023	$17

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2023, 2022 and 2021 amounted to $77 million, $78 million and $82 million, respectively.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings at the same time that the exposed assets and liabilities are re-measured through net earnings (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at December 31, 2023 and 2022 was approximately $279 million and $308 million, respectively. The majority of the contracts of this type held by Kodak at December 31, 2023 and 2022 were denominated in euros, Chinese renminbi and Japanese yen. The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net loss (gain) from derivatives not designated as hedging instruments	$12	$16	$(1)

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2023 and 2022. Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2023 was not significant to Kodak.

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

As discussed in Note 8, “Debt and Credit Facilities”, the Company concluded that the Convertible Notes were considered more akin to a debt-type instrument and that the economic characteristics and risks of certain of the embedded conversion features were not considered clearly and closely related to the Convertible Notes. The embedded conversion features not considered clearly and closely related are the conversion at the option of the holder (“Optional Conversion”), the mandatory conversion by Kodak (“Mandatory Conversion”) and the conversion in the event of a fundamental transaction by the holder at the then applicable conversion rate (“Fundamental Change Conversion”). Accordingly, these embedded conversion features were bifurcated from the Convertible Notes and separately accounted for on a combined basis as a single derivative asset or liability. The derivative was revalued when the Convertible Notes were repaid in the third quarter of 2023. The embedded conversion features expired on July 21, 2023 upon the repayment of the Convertible Notes. The derivative was in a liability position at December 31, 2022 and was reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivative was being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

As discussed in Note 9, “Redeemable, Convertible Preferred Stock”, the Company concluded that the Series B Preferred Stock and the Series C Preferred Stock are more akin to a debt-type instrument and that the economic characteristics and risks of the conversion in the event of a fundamental change (“Fundamental Change Conversion”) is not considered clearly and closely related to the Series B and Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from both the Series B and Series C Preferred Stock and are separately accounted for as a derivative asset or liability. Both derivatives were in a liability position at  December 31, 2023 and 2022 and were reported in Other long-term liabilities in the Consolidated Statement of Financial Position. The derivatives are being accounted for at fair value with changes in fair value included in Other (income) charges, net in the Consolidated Statement of Operations.

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

The net effect of the Preferred Stock and Convertible Notes embedded derivatives in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net loss (gain) from Preferred Stock and Convertible Notes embedded derivatives	$2	$(3)	$(7)

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets in the Consolidated Statement of Financial Position and the gross fair value of foreign currency contracts in a liability position are reported in Other current liabilities. The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2023 and 2022 was $3 million and $1 million, respectively. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2023 and 2022 was $0 million and $1 million, respectively.

The fair value of the embedded conversion features derivatives was calculated using unobservable inputs (Level 3 fair measurements). The value of the embedded derivatives associated with the Convertible Notes and Series A, Series B and Series C Preferred Stock was calculated using a binomial lattice model.

The following tables present the key inputs in the determination of fair value for the embedded conversion features:

Convertible Notes:

	Valuation Date
	July 21,	December 31,
	2023	2022
Total value of embedded derivative liability (in millions)	$5	$2
Kodak's closing stock price	$5.26	$3.05
Expected stock price volatility	60.00%	50.00%
Risk free rate	4.50%	4.17%
Implied credit spread on the Convertible Notes	17.75%	26.19%

Series B Preferred Stock:

	Valuation Date
	December 31,
	2023	2022
Total value of embedded derivative liability (in millions)	$1	$1
Kodak's closing stock price	$3.90	$3.05
Expected stock price volatility	60.00%	50.00%
Risk free rate	4.14%	4.17%
Implied credit spread on the Series B Preferred Stock	18.34%	27.19%

Series C Preferred Stock:

	Valuation Date
	December 31,
	2023	2022
Total value of embedded derivative liability (in millions)	$1	$1
Kodak's closing stock price	$3.90	$3.05
Expected stock price volatility	60.00%	50.00%
Risk free rate	4.14%	4.17%
Implied credit spread on the Series C Preferred Stock	20.34%	29.19%

The Fundamental Change Conversion values at issuance were calculated as the difference between the total value of the Convertible Notes, Series B or Series C Preferred Stock, as applicable, and the sum of the net present value of the cash flows if the Convertible Notes are repaid at their maturity or the Series B and Series C Preferred Stock is redeemed on its redemption date and the values of the other embedded derivatives. The Fundamental Change Conversion value reduces the value of the embedded conversion features derivative liability. Other than events which alter the likelihood of a fundamental change, the value of the Fundamental Change Conversion reflects the value as of the issuance date, amortized for the passage of time.

The calculation of the Fundamental Change or Reorganization Conversion values for the Series A Preferred Stock was the same as the calculation described above for the Fundamental Change Conversion values for the Convertible Notes and Series B and C Preferred Stock.

The fair values of long-term borrowings were $396 million and $271 million at December 31, 2023 and 2022, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2023.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term borrowings approximate their fair values.

NOTE 14: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography (in millions).

Major product:

	Year Ended
	December 31, 2023

		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
Core products and services (1)
Plates, inks and other consumables	$571	$26	$—	$—	$597
Ongoing service arrangements	185	—	—	—	185
Total annuities	756	26	—	—	782
Equipment & Software	72	—	—	—	72
Film and chemicals	—	215	—	—	215
Total core products and services	828	241	—	—	1,069
Growth products (2)	—	14	—	—	14
Other (3)	—	—	17	17	34
Total	$828	$255	$17	$17	$1,117

	Year Ended
	December 31, 2022

		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
Core products and services (1)
Plates, inks and other consumables	$652	$26	$—	$—	$678
Ongoing service arrangements	205	—	—	—	205
Total annuities	857	26	—	—	883
Equipment & Software	81	—	—	—	81
Film and chemicals	—	192	—	—	192
Total core products and services	938	218	—	—	1,156
Growth products (2)	—	16	—	—	16
Other (3)	—	-	17	16	33
Total	$938	$234	$17	$16	$1,205

	Year Ended
	December 31, 2021

		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
Core products and services (1)
Plates, inks and other consumables	$599	$22	$—	$—	$621
Ongoing service arrangements	213	—	—	—	213
Total annuities	812	22	—	—	834
Equipment & Software	96	—	—	—	96
Film and chemicals	—	180	—	—	180
Total core products and services	908	202	—	—	1,110
Growth products (2)	—	9	—	—	9
Other (3)	—	1	15	15	31
Total	$908	$212	$15	$15	$1,150

(1)

Core products and services includes the Print segment and the Motion Picture and Industrial Film and Chemicals businesses within the Advanced Materials and Chemicals segment, excluding coating and product commercialization services (“Coating Services”).

(2)	Growth products consist of Coating Services and Advanced Materials and Functional Printing within the Advanced Materials and Chemicals segment.

(3)	Other consists of Intellectual Property Licensing ("IP Licensing"), Brand Licensing and Eastman Business Park.

Geography (1):

	Year Ended
	December 31, 2023

		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
United States	$250	$199	$17	$17	$483
Canada	17	2	—	—	19
North America	267	201	17	17	502
Europe, Middle East and Africa	360	20	—	—	380
Asia Pacific	178	33	—	—	211
Latin America	23	1	—	—	24
Total Sales	$828	$255	$17	$17	$1,117

	Year Ended
	December 31, 2022

		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
United States	$276	$177	$17	$16	$486
Canada	20	2	—	—	22
North America	296	179	17	16	508
Europe, Middle East and Africa	410	19	—	—	429
Asia Pacific	199	35	—	—	234
Latin America	33	1	—	—	34
Total Sales	$938	$234	$17	$16	$1,205

	Year Ended
	December 31, 2021

		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
United States	$244	$152	$15	$15	$426
Canada	20	2	—	—	22
North America	264	154	15	15	448
Europe, Middle East and Africa	387	17	—	—	404
Asia Pacific	224	41	—	—	265
Latin America	33	—	—	—	33
Total Sales	$908	$212	$15	$15	$1,150

(1)	Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2023, 2022 and 2021.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amounts recorded for contract assets are reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amounts recorded for contract liabilities are reported in Other current liabilities and Other long-term liabilities in the Consolidated Statement of Financial Position. Contract assets and liabilities consisted of the following:

	As of December 31,
(in millions)	2023	2022
Contract assets	$1	$1

Contract liabilities - current	37	40
Contract liabilities - long-term	63	11
Total	$100	$51

Activity in deferred revenue accounts consisted of:

	Year Ended December 31,
(in millions)	2023	2022	2021
Beginning liabilities recognized in revenue	$33	$38	$37
Cash payments received, net of revenue recognized	39	30	28

NOTE 15: OTHER OPERATING EXPENSE (INCOME), NET

	Year Ended December 31,
(in millions)	2023	2022	2021
Asset impairments (1) (2)	$5	$1	$—
Legal settlements	—	(1)	(7)
Loss related to the sales of assets	—	—	1
Other	1	(1)	—
Total	$6	$(1)	$(6)

(1)	In the fourth quarter of 2023, Kodak recorded an impairment charge of $4 million related to the Electrophotographic Printing Solutions (“EPS”) business due to the continued impacts of the decision to cease manufacturing of the EPS equipment products. The fair value of EPS was estimated using a discounted cash flow method (Level 3).

(2)	In the fourth quarter of 2022, Kodak recorded an impairment charge of $1 million related to the Kodak trade name. Refer to Note 5, "Goodwill and Other Intangible Assets".

NOTE 16: OTHER (INCOME) CHARGES, NET

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest income (1)	$(15)	$(1)	$(1)
Change in fair value of embedded conversion features derivative (2)	2	(3)	(7)
Loss on foreign exchange transactions	9	4	2
Other	3	1	1
Total	$(1)	$1	$(5)

(1)

Includes $9 million of interest income associated with a refund received in the first quarter of 2023 from a governmental authority in a location outside the U.S. that was previously held in order to guarantee potential tax disputes in that jurisdiction.

(2)	Refer to Note 13, “Financial Instruments”.

NOTE 17: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the related provision for U.S. and other income taxes were as follows (in millions):

	Year Ended December 31,
(in millions)	2023	2022	2021
Earnings (loss) from continuing operations before income taxes:
U.S.	$36	$(2)	$(12)
Outside the U.S.	51	33	40
Total	$87	$31	$28
U.S. income taxes:
Deferred benefit	(1)	(3)	(1)
Income taxes outside the U.S.:
Current provision	12	7	4
Deferred provision	1	1	1
Total provision	$12	$5	$4

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows (in millions):

	Year Ended December 31,
(in millions)	2023	2022	2021
Amount computed using the statutory rate	$18	$7	$6
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	1	(2)	(1)
Operations outside the U.S.	13	4	8
Legislative tax law and rate changes	—	—	(28)
Valuation allowance	(19)	(9)	20
Tax settlements and adjustments, including interest	—	4	(1)
Other, net	(1)	1	—
Provision for income taxes	$12	$5	$4

The significant components of deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
(in millions)	2023	2022
Deferred tax assets
Restructuring programs	$1	$2
Leasing	2	3
Foreign tax credit	281	358
Inventories	11	14
Investment tax credit	25	26
Employee deferred compensation	23	22
Depreciation	31	33
Research and development costs	42	42
Tax loss carryforwards	529	506
Other deferred revenue	2	2
Other	79	74
Total deferred tax assets before valuation allowances	$1,026	$1,082
Valuation allowances	(778)	(826)
Total net deferred tax assets	$248	$256

Deferred tax liabilities
Pension and postretirement obligations	$(251)	$(258)
Goodwill/intangibles	(8)	(8)
Unremitted foreign earnings	(16)	(17)
Total deferred tax liabilities	(275)	(283)
Net deferred tax liabilities	$(27)	$(27)

Deferred tax liabilities are reported in the following component within the Consolidated Statement of Financial Position (in millions):

	As of December 31,
(in millions)	2023	2022
Other long-term liabilities	$(27)	$(27)
Net deferred tax liabilities	$(27)	$(27)

As of December 31, 2023, Kodak had available domestic and foreign net operating loss ("NOL") carryforwards for income tax purposes of approximately $2,181 million, of which approximately $1,007 million have an indefinite carryforward period.  The $1,007 million with an indefinite carryforward period includes $150 million of U.S interest carryforward.  The remaining $1,174 million that do not have an indefinite carryforward period expire between the years 2024 and 2042. Kodak also had foreign tax and investment tax credit carryforwards of $281 million and $25 million, respectively, which expire between 2024 and 2035. A total of $147 million of the foreign tax credit carryforwards will expire in 2024 if left unutilized.  If written off, these tax attributes are expected to be fully offset by a corresponding decrease in Kodak's valuation allowance, resulting in no net tax provision.

As of December 31, 2023, approximately $77 million of unused foreign tax credits expired and were written off.  These tax attributes were fully offset by a corresponding decrease in Kodak’s valuation allowance, which resulted in no net tax provision.

Kodak’s ability to utilize its U.S. NOLs and tax credits may be subject to limitations imposed by Section 382 of the Internal Revenue Code.  Section 382 limits the utilization of NOLs in the event of significant changes in the stock ownership of the Company. An ownership change occurs if, among other things, the aggregate ownership of stockholders owning five percent of Kodak’s stock increases by more than 50 percentage points over a three-year rolling period.  An ownership change can also occur by other events, such as the sale of Kodak shares that are owned by its 5% shareholders. Future transactions, when combined with reported transactions within the testing period could aggregate to an ownership change during the testing period in excess of 50 percentage points.

Kodak’s intent is to repatriate its offshore earnings when prudent. As such, it has recorded deferred tax liabilities of $16 million and $17 million for potential taxes on undistributed earnings, primarily attributable to foreign withholding taxes, as of  December 31, 2023 and 2022, respectively.

Kodak’s valuation allowance as of  December 31, 2023 was $778 million. Of this amount, $290 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $279 million and $488 million related to Kodak’s net deferred tax assets in the U.S. of $472 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Kodak’s valuation allowance as of  December 31, 2022 was $826 million. Of this amount, $285 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $275 million, and $541 million related to Kodak’s net deferred tax assets in the U.S. of $524 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance as of January 1	$3	$4	$8
Tax positions related to the current year:
Additions	—	—	—
Tax positions related to prior years:
Additions	1	1	—
Reductions	(1)	(2)	(1)
Settlements with taxing jurisdictions	(1)	—	(3)
Balance as of December 31	$2	$3	$4

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of provision for income taxes. Kodak had approximately $10 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2023 and 2022.

Kodak had uncertain tax benefits of approximately $13 million as of December 31, 2023 and 2022, that, if recognized, would affect the effective income tax rate. Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position. Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

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

During 2023, Kodak settled an open tax audit for the years 2013 through 2017 with a non-US taxing authority. This settlement included a cash payment of $1 million which is reflected in the provision for income taxes.

During 2022, Kodak settled an open tax audit for the years 2015 through 2018 with a non- U.S. taxing authority. This settlement included a cash payment of $2 million which is reflected in the provision for taxes and a decrease in net deferred tax assets of $3 million which is fully offset by a reduction in the valuation allowance.

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

The activity incurred in relation to restructuring programs during the three years ended December 31, 2023 were as follows (in millions):

			Inventory
	Severance	Exit Costs	Write-
(in millions)	Reserve (1)	Reserve (1)	downs (1)	Total
Balance as of December 31, 2020	$10	$1	$—	$11
Charges	6	—	—	6
Utilization/cash payments	(10)	—	—	(10)
Other adjustments & reclasses (2)	(2)	—	—	(2)
Balance as of December 31, 2021	4	1	—	5
Charges	6	4	3	13
Utilization/cash payments	(6)	—	(3)	(9)
Other adjustments & reclasses (2)	(2)	—	—	(2)
Balance as of December 31, 2022	2	5	—	7
Charges	8	(1)	3	10
Utilization/cash payments	(6)	(3)	(3)	(12)
Balance as of December 31, 2023	$4	$1	$—	$5

(1)	The severance and exit costs reserves require the outlay of cash. Inventory write-downs are non-cash items.

(2)	The $2 million in 2022 and 2021 represented severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

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

The 2022 severance costs related to the elimination of approximately 115 positions, including approximately 50 administrative, 40 manufacturing/service and 25 research and development positions. The geographic composition of these positions included approximately 65 in the U.S. and Canada and 50 throughout the rest of the world. The 2022 exit costs related to the cessation of manufacturing of the Electrophotographic Printing Solutions equipment products and represent contractual obligations associated with open purchase orders as of December 31, 2022.

2023 Activity

Restructuring actions taken in 2023 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions to complete the process of ceasing manufacturing of the Electrophotographic Printing Solutions equipment products as well as various targeted reductions in manufacturing, service, sales, and administrative functions.

As a result of these actions, for the year ended December 31, 2023 Kodak recorded $10 million of charges of which $7 million were reported as Restructuring costs and other and $3 million were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

The 2023 severance costs related to the elimination of approximately 130 positions, including approximately 50 administrative and 80 manufacturing/service positions. The geographic composition of these positions included approximately 20 in the U.S. and Canada and 110 throughout the rest of the world.

As a result of these initiatives, the majority of the severance and exit cost liabilities as of December 31, 2023 will be paid during periods through the end of the second quarter of 2024.  The $1 million exit cost reserve relates to a liability for which timing of the payment is uncertain.

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

For U.S. employees hired prior to March 1999, KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings. KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted into the cash balance formula during a special election period. Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”). The Cash Balance Plan credits employees’ hypothetical accounts with an amount equal to a specified percentage of their pay, plus interest based on the 30-year Treasury bond rate. In May 2022, the KRIP plan was amended to increase the employees’ crediting rates from 9% or 10% of pay based on employee classification to 12% or 13% of pay, retroactive to January 1, 2022. The plan amendment also provided a one-time service credit to eligible employees’ cash balance accounts. In May 2023, the KRIP plan was amended to provide another one-time service credit to eligible employees’ cash balance accounts.

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

Obligations and Funded Status:

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$2,482	$577	$3,132	$816
Service cost	13	2	13	3
Interest cost	117	20	80	9
Benefit payments	(283)	(43)	(294)	(44)
Plan Amendments	29	—	28	—
Actuarial loss (gain)	28	12	(479)	(165)
Special termination benefits	—	—	2	—
Currency adjustments	—	20	—	(42)
Projected benefit obligation at end of period	$2,386	$588	$2,482	$577

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,659	$526	$4,105	$626
Actual Return on plan assets	170	25	(152)	(31)
Employer contributions	—	6	—	5
Benefit payments	(283)	(43)	(294)	(44)
Currency adjustments	—	14	—	(30)
Fair value of plan assets at end of period	$3,546	$528	$3,659	$526

Over (under) funded status at end of period	$1,160	$(60)	$1,177	$(51)

Accumulated benefit obligation at end of period	$2,384	$579	$2,482	$568

An actuarial loss of $28 million related to the U.S. Plan's projected benefit obligation ("PBO") was recognized in 2023, primarily driven by a decrease in the discount rate ($40 million), partially offset by a gain associated with favorable mortality experience ($12 million).  Additionally, a prior service cost was recognized as a result of a plan amendment ($29 million) in 2023.  In 2022, a PBO actuarial gain of $479 million was recognized for the U.S. Plan driven primarily by an increase in the discount rate ($582 million), partially offset by a loss associated with updated mortality assumptions ($105 million).  Additionally, a prior service cost was recognized as a result of a plan amendment ($28 million). The Non-U.S. PBO actuarial loss of $12 million recognized in 2023 was driven by decreases in discount rates ($20 million) and unfavorable demographic experience ($1 million), partially offset by gains associated with lower inflation assumptions ($9 million).  The Non-U.S. PBO actuarial gains of $165 million recognized in 2022 were driven primarily by an increase in the discount rates.

The actual return on plan assets for the U.S. Plan was $170 million for the year ended  December 31, 2023 and negative $152 million for the year ended  December 31, 2022. The return for 2023 reflected strong performance of debt securities and certain hedge fund investments, and the negative return for 2022 reflected negative bond performance due to rising interest rates. The total net realized losses from derivative investments for 2023 and 2022 were approximately ($1) million and ($128) million, respectively. Refer to discussion below on derivative instruments for further information.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.92%	3.47%	5.13%	3.93%	2.54%	1.48%
Salary increase rate	1.50%	2.06%	1.00%	2.71%	1.00%	2.39%
Interest crediting rate for cash balance plan	4.00%	NA	4.00%	NA	2.00%	NA

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows (in millions):

	As of December 31,
	2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension and other postretirement assets	$1,160	$42	$1,177	$42
Pension and other postretirement liabilities	—	(102)	—	(93)
Net amount recognized	$1,160	$(60)	$1,177	$(51)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets is as follows (in millions):

	As of December 31,
	2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$406	$—	$209
Fair value of plan assets	—	304	—	116

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets is as follows (in millions):

	As of December 31,
	2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$—	$397	$—	$201
Fair value of plan assets	—	304	—	116

Amounts recognized in accumulated other comprehensive income (loss) in shareholders’ equity for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of (in millions):

	As of December 31,
	2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service (cost) credit	$(45)	$2	$(25)	$2
Net actuarial gain (loss)	449	(52)	594	(43)
Total	$404	$(50)	$569	$(41)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive (loss) income are as follows (in millions):

	Year Ended December 31,
	2023		2022		2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established (loss) gain	$(115)	$(7)	$149	$120	$635	$(4)
Newly established prior service cost	(29)	—	(28)	—	—	—
Amortization of:
Prior service cost (credit)	9	—	(3)	—	(7)	—
Net actuarial (gain) loss	(30)	1	—	10	30	9
Total (loss) income recognized in Other comprehensive (loss) income	$(165)	$(6)	$118	$130	$658	$5

For the year ended December 31, 2023, the U.S. loss consisted of the PBO actuarial loss of $28 million and an asset actuarial loss of $87 million as actual asset returns were less than expected returns and the Non-U.S. loss consisted of the PBO actuarial loss of $12 million partially offset by asset actuarial gains of $5 million as actual asset returns exceeded expected returns.  For the year ended December 31, 2022, the U.S. gain consisted of the PBO actuarial gain of $479 million partially offset by asset actuarial losses of $330 million and the Non-U.S. gain consisted of the PBO actuarial gain of $165 million partially offset by asset actuarial losses of $45 million.

Pension (Income) Expense:

Pension (income) expense for all defined benefit plans included (in millions):

	Year Ended December 31,
	2023		2022		2021
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$2	$13	$3	$11	$3
Interest cost	117	20	80	9	47	5
Expected return on plan assets	(257)	(20)	(178)	(14)	(167)	(15)
Amortization of:
Prior service cost (credit)	9	—	(3)	—	(7)	—
Actuarial (gain) loss	(30)	1	—	10	30	9
Pension (income) expense before special termination benefits	(148)	3	(88)	8	(86)	2
Special termination benefits	—	—	2	—	2	—
Net pension (income) expense for major defined benefit plans	(148)	3	(86)	8	(84)	2
Other plans including unfunded plans	—	1	—	—	—	(2)
Net pension (income) expense	$(148)	$4	$(86)	$8	$(84)	$—

The special termination benefits for each of the years ended December 31, 2022 and 2021 were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	5.04%	3.44%	3.45%	1.60%	2.11%	1.17%
Effective rate for interest cost	5.02%	3.80%	2.97%	1.20%	1.42%	0.70%
Salary increase rate	1.00%	2.71%	1.00%	2.39%	3.50%	1.56%
Expected long-term rate of return on plan assets	7.50%	4.16%	5.30%	2.67%	5.20%	2.56%
Interest crediting rate for cash balance plan	3.85%	NA	2.58%	NA	1.75%	NA

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

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, individual fund and single investment manager.  As of both the years ended December 31, 2023 and 2022 the most significant concentrations of risk were with two investment management firms (Loomis Sayles and Income Research + Management) which each managed 10% of plan assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plan by asset category, are as follows:

	As of December 31,
	2023	2022	2023 Target
Asset Category
Debt securities	20%	20%	18-24%
Real estate	0%	1%	0%
Cash and cash equivalents	5%	7%	0-10%
Private equity	31%	30%	23-28%
Hedge funds (1)	44%	42%	46-58%
Total	100%	100%

(1)	The 2023 target for hedge funds includes a policy allocation to U.S. government bonds that is obtained via treasury futures contracts.

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2023	2022	2023 Target
Asset Category
Equity securities	6%	6%	0-10%
Debt securities	16%	16%	10-20%
Real estate	2%	2%	0-5%
Cash and cash equivalents	2%	4%	0-5%
Hedge Funds	6%	4%	0-10%
Private equity	8%	8%	0-10%
Insurance contracts	60%	60%	25-75%
Total	100%	100%

Derivative Investments

The U.S. Plan derivative instruments consist primarily of direct investments in exchange traded futures contracts. Government bond exposure is obtained via U.S. government bond futures. Foreign currency futures contracts are used to partially hedge foreign currency risk.

As of December 31, 2023 and 2022, the notional amount for exchange traded futures contracts approximated $384 million and $389 million, respectively. Realized gains and losses from these derivative investments are included in the gain on plan assets balance. The total fair value of these derivative instruments at December 31, 2023 and 2022 was $1 million and $0 million, respectively, which represents the unrealized gains and losses on these contracts and is included in the derivative line items in the table of plan assets below. The U.S. defined benefit pension plan is required to maintain cash on deposit to collateralize its obligations under its futures contracts. As of both the years ended  December 31, 2023 and 2022, approximately $9 million was on deposit in cash and Treasury bills to fulfill these requirements and is included in the cash and cash equivalents asset class in the table below.

The U.S. Plan invests in a diversified portfolio of hedge funds that may utilize derivative instruments to execute their investment strategy. Any gains or losses, as well as changes in the fair value of derivative investments held by a hedge fund, are included in the hedge fund’s net asset value.

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

The fair value of Kodak’s U.S. defined benefit pension plan assets at December 31, 2023 and 2022 by asset class is presented in the tables below:

U.S. Plan

December 31, 2023

	U.S.
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents (1)	$164	$—	$—	$—	$164

Debt Securities: (2)
Government bonds	—	32	—	—	32
Investment grade bonds	—	682	—	—	682

Real estate	—	—	—	18	18

Other:
Hedge funds	—	—	—	1,552	1,552
Private Equity	—	—	3	1,094	1,097
Derivatives with unrealized gains	1	—	—	—	1
	$165	$714	$3	$2,664	$3,546

U.S. Plan

December 31, 2022

	U.S.
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents (1)	$251	$—	$—	$—	$251

Debt Securities: (2)
Government bonds	—	39	—	—	39
Investment grade bonds	—	717	—	—	717

Real estate	—	—	—	29	29

Other:
Hedge funds	—	—	—	1,528	1,528
Private Equity	—	—	3	1,092	1,095
	$251	$756	$3	$2,649	$3,659

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

The total fair value, unfunded commitments and redemption provisions for the U.S defined benefit pension plan’s investments valued at NAV are as follows:

Investments Valued at NAV at December 31, 2023
		Unfunded	Redemption	Redemption
(in millions):	Fair Value	Commitments	Frequency	Notice Period
Real estate	$18	$—	N/A	N/A
Private equity	1,094	172	N/A	N/A
Hedge Funds	1,552	—	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$2,664	$172

Investments Valued at NAV at December 31, 2022
		Unfunded	Redemption	Redemption
(in millions):	Fair Value	Commitments	Frequency	Notice Period
Real estate	$29	$—	N/A	N/A
Private equity	1,092	229	N/A	N/A
Hedge Funds	1,528	26	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$2,649	$255

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

Hedge funds are typically valued by each fund’s third-party fund administrator based upon the valuation of the underlying securities and instruments, primarily by applying a market or income valuation methodology as appropriate depending on the specific type of security or instrument held. The U.S. defined benefit pension plan maintains cash and Treasury bills as liquidity reserves that serve as variation margin for the U.S. Treasury futures contracts directly held by the U. S. Plan to hedge its liability duration. Approximately $77 million and $90 million of cash liquidity reserves associated with hedge funds as of December 31, 2023 and 2022, respectively, are included in the cash and cash equivalents asset class in the table above.

The tables below summarize Kodak’s U.S. Plan investments in hedge funds by type for those investments valued at NAV:

U.S. Plan:

December 31, 2023

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$509	Quarterly	45-90 days
Relative value hedge funds	342	Bi-monthly, Quarterly	6-120 days
Directional hedge funds	143	Monthly	5 days
Equity long/short hedge funds	264	Monthly, Quarterly	45-90 days
Sector specialist hedge funds	120	Quarterly, Semi-Annually	60-90 days
Long-biased hedge funds	160	Quarterly, Annually	60-90 days
Event driven hedge funds	14	Quarterly	90 days
	$1,552

December 31, 2022

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$495	Quarterly	45-90 days
Relative value hedge funds	331	Bi-monthly, Quarterly	6-120 days
Directional hedge funds	167	Monthly	5 days
Equity long/short hedge funds	227	Quarterly	45-90 days
Sector specialist hedge funds	135	Quarterly, Semi-Annually	60-90 days
Long-biased hedge funds	159	Quarterly, Annually	60-90 days
Event driven hedge funds	14	Quarterly	90 days
	$1,528

Hedge funds typically have the right to restrict redemption requests beyond Kodak’s control. In these cases, redemptions may extend beyond the general redemption terms outlined in the table above. Certain hedge fund investments have no redemption rights and will become liquid only upon sale by the hedge fund managers. As of both the years ended  December 31, 2023 and 2022, these investments represented approximately 1% of the hedge funds investments valued at NAV.

Liquidity

Approximately 31% of total U.S. Plan assets as of December 31, 2023 are invested in private equity funds, real estate funds and other investments where the U.S. Plan receives distributions through the liquidation of the underlying investments. Liquidity of U.S. Plan assets is managed to minimize the likelihood that these investments would need to be sold to cover benefit payments, derivative losses, or any other short-term need.

The total unfunded commitments, if and when they are called over the term of each investment, are expected to be funded by the available liquidity in the U.S. Plan consistent with historical experience.

The fair value of Kodak’s major non-U.S. defined benefit pension plans assets at December 31, 2023 and 2022 by asset class are presented in the tables below:

Major Non-U.S. Plans

December 31, 2023

	Non - U.S.
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$13	$—	$—	$—	$13

Equity securities	33	—	—	—	33

Debt securities:
Investment grade bonds	35	45	—	—	80
Global high yield & emerging market debt	2	—	—	—	2

Real estate	—	—	—	11	11

Other:
Hedge Funds	—	—	—	29	29
Private equity	—	—	—	42	42
Insurance contracts	—	30	287	—	317
Derivatives with unrealized gains	1	—	—	—	1
	$83	$75	$287	$82	$527

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

For investments in real estate and private equity funds, the investors do not have an option to redeem their interest in the fund. The investors in the fund receive distributions through the liquidation of the underlying investments in the fund. There are no material unfunded commitments as of December 31, 2023 and 2022.

Of the December 31, 2023 and 2022 investments shown in the major Non-U.S. plans table above, there are no material derivative exposures.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans:

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2023	Still Held	Period	Settlements	2023
Private Equity	3	—	—	—	3
Total	$3	$—	$—	$—	$3

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2022	Still Held	Period	Settlements	2022
Private Equity	—	—	—	3	3
Total	$—	$—	$—	$3	$3

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2021	Still Held	Period	Settlements	2021
Private Equity	5	(5)	—	—	—
Total	$5	$(5)	$—	$—	$—

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2023	Still Held	Period	Settlements	2023
Insurance Contracts	289	(2)	—	—	287
Total	$289	$(2)	$—	$—	$287

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2022	Still Held	Period	Settlements	2022
Insurance Contracts	342	(53)	—	—	289
Total	$342	$(53)	$—	$—	$289

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2021	Still Held	Period	Settlements	2021
Insurance Contracts	291	(37)	—	88	342
Total	$291	$(37)	$—	$88	$342

The following pension benefit payments, which reflect expected future service, are expected to be paid (in millions):

(in millions)	U.S.	Non-U.S.
2024	$263	$45
2025	254	43
2026	242	42
2027	230	41
2028	219	40
2029 - 2033	935	184

NOTE 20: OTHER POSTRETIREMENT BENEFITS

In Canada, Kodak provides medical, dental, life insurance, and survivor income benefits to eligible retirees.  The plan is closed to new participants. Information on the Canada other postretirement benefit plan is presented below.

The measurement date used to determine the net benefit obligation for the Canada other postretirement benefit plan is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows (in millions):

	Year Ended December 31,
(in millions)	2023	2022
Net benefit obligation at beginning of period	$43	$52
Interest cost	2	1
Actuarial gain	—	(7)
Benefit payments	(2)	(3)
Net benefit obligation at end of period	$43	$43

Underfunded status at end of period	(43)	(43)

Amounts recognized in the Consolidated Statement of Financial Position consist of (in millions):

	As of December 31,
(in millions)	2023	2022
Other current liabilities	$(3)	$(3)
Pension and other postretirement liabilities	(40)	(40)
	$(43)	$(43)

Amounts recognized in Accumulated other comprehensive income consist of (in millions):

	As of December 31,
(in millions)	2023	2022
Net actuarial gain	$10	$11

Changes in benefit obligations recognized in Other comprehensive loss (income) consist of (in millions):

	Year Ended December 31,
(in millions)	2023	2022
Newly established gain	$—	$7
Total gain recognized in Other comprehensive loss (income)	$—	$7

Other postretirement benefit cost included:

	Year Ended December 31,
(in millions)	2023	2022	2021
Components of net postretirement benefit cost:
Service cost	$—	$—	$—
Interest cost	2	1	1
Amortization of:
Actuarial gain	(1)	—	—
Other postretirement benefit cost from continuing operations	$1	$1	$1

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2023	2022
Discount rate	4.64%	5.15%
Salary increase rate	1.85%	2.10%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2023	2022	2021
Effective rate for interest cost	5.13%	2.53%	1.81%
Salary increase rate	2.10%	1.85%	1.70%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2023	2022
Healthcare cost trend	5.73%	5.64%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.32%	3.57%
Year that the rate reaches the ultimate trend rate	2040	2043

The following other postretirement benefits, which reflect expected future service, are expected to be paid (in millions):

2024	$3
2025	3
2026	3
2027	3
2028	3
2029 - 2033	12

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income attributable to Eastman Kodak Company	$75	$26	$24
Less: Preferred Stock cash and accrued dividends	(4)	(4)	(4)
Less: Preferred Stock in-kind dividends	(5)	(5)	(4)
Less: Preferred Stock deemed dividends	(2)	(2)	(3)
Plus: Expiration of Series A embedded derivative	—	—	11
Less: Earnings attributable to Series C Preferred shareholders	(8)	(2)	(2)
Net income available to common shareholders - basic	$56	$13	$22

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$5	$—	$—
Net earnings available to common shareholders - diluted	$61	$13	$22

	Year Ended December 31,
	2023	2022	2021
Weighted-average common shares outstanding - basic	79.4	78.9	78.4
Effect of dilutive securities:
Unvested restricted stock units and awards	0.9	0.6	0.1
Stock options	0.7	1.1	2.0
Series B Preferred Stock	9.5	—	—
Weighted-average common shares outstanding - diluted	90.5	80.6	80.5

The computation of diluted earnings per share for the year ended December 31, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (2) the assumed exercise of 3.9 million outstanding employee stock options in each case because they would have been anti-dilutive.

The computation of diluted earnings per share for the year ended December 31, 2022 and 2021 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.1 million and 1.0 million, respectively, shares of Series C Preferred Stock and (4) the assumed exercise of 3.3 million and 2.9 million, respectively, outstanding employee stock options in each case because they would have been anti-dilutive.

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

Restricted Stock Units and Restricted Stock awards

Restricted stock units and restricted stock awards are payable in shares of the Company common stock upon vesting. The fair value of restricted stock units and restricted stock awards without a market condition is based on the closing market price of the Company’s stock on the grant date. The following inputs were used for restricted stock units issued in 2023 with a market condition:

Year Ended
December 31,
2023
Fair value of options granted	$ 3.03
Risk-free interest rate	3.80%
Term (in years)	3.0
Volatility	60%
Weighted-average expected dividend yield	0.00%

Compensation cost related to restricted stock units and restricted stock awards was $4 million, $4 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The weighted average grant date fair value of restricted stock units and awards granted for the years ended December 31, 2023, 2022 and 2021 was $3.90, $4.60 and $8.50, respectively. The total fair value of restricted stock units and awards that vested was $4 million, $5 million and $6 million for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, there was $6 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information about unvested restricted stock unit and award activity for the year ended December 31, 2023:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units/Awards	Fair Values
Outstanding on December 31, 2022	1,140,877	$6.30
Granted	2,007,609	$3.90
Vested	583,810	$6.16
Forfeited	27,092	$5.37
Outstanding on December 31, 2023	2,537,584	$4.44

In addition to the outstanding unvested restricted stock units and awards per the above table, there are also 368,324 vested restricted stock units outstanding as of  December 31, 2023 with a weighted average grant date fair value of $6.10.

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2023:

			Average
		Weighted	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under	Price	Life	Value
	Option	Per Share	(Years)	($ millions)
Outstanding on December 31, 2022	6,884,311	$6.97
Granted	50,000	$4.28
Expired	161,203	$15.41
Exercised	25,000	$3.90
Outstanding on December 31, 2023	6,748,108	$6.75	3.35	$2
Exercisable on December 31, 2023	6,698,108	$6.77	3.33	$2
Expected to vest December 31, 2023	6,748,108	$6.75	3.35	$2

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year. The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options.  The intrinsic values of options outstanding, exercisable or expected to vest as of  December 31, 2023 were each $2 million.

The weighted average grant date fair value of options granted for the year ended  December 31, 2023 was $2.87. There were no options granted in the years ended December 31, 2022 and 2021. The total fair value of options that vested during the years ended December 31, 2023, 2022 and 2021 was $1 million, $2 million and $2 million, respectively. Compensation cost related to stock options for the years ended December 31, 2023, 2022 and 2021 was $3 million, $1 million and $2 million, respectively.

As of December 31, 2023, there was less than $1 million of unrecognized compensation cost related to stock options, which will be recognized over a weighted average period of 2.0 years.

There were less than 1 million options exercised in the years ended  December 31, 2023, 2022 and 2021.

Kodak utilizes the Black-Scholes option valuation model to estimate the fair value of stock options that do not have a market condition for award vesting and the lattice-based method to estimate the fair value of stock options with a market condition for award vesting.

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

The following inputs were used for the valuation of stock option grants issued without a market condition in the year ended December 31, 2023 (there were no stock option grants issued in the years ended December 31, 2022 and 2021):

Year Ended
December 31,
2023
Weighted-average fair value of options granted	$3.48
Weighted-average risk-free interest rate	3.75%
Expected option lives (in years)	4.5
Weighted-average volatility	120%
Expected dividend yield	0.00%

The following inputs were used in the lattice-based valuation of stock option grants issued with a market condition in 2023:

Year Ended
December 31,
2023
Fair value of options granted	$2.25
Risk-free interest rate	3.80%
Term (in years)	3.0
Volatility	60%
Weighted-average expected dividend yield	0.00%

On February 16, 2023, the Compensation, Nominating and Governance Committee of the Board of Directors approved extending the expiration dates for non-qualified stock options awarded between 2016 and 2020 to 21 currently active employees and directors. No other terms were modified. The contractual terms were extended from approximately seven years to approximately ten years. In November 2023 the extended expiration date of certain options was rescinded.  The change in the terms of the awards was accounted for as a modification.   As a result of the modification, Kodak recognized $2 million of incremental compensation expense in the year-ended 2023, reflecting the incremental fair value of the 3.5 million awards that were modified over the fair value of the original awards immediately before the modification. The fair value of the awards was calculated using a binomial lattice-based valuation model. The key assumptions used in the fair value calculations were:

	February 16, 2023
	Option Award
	Modifications
	Immediately Before	Immediately After
Range of fair values	0.000 -2.1414	1.322 -2.2424
Range of risk-free interest rates	3.82% - 4.99%	3.82% - 4.99%
Range of remaining contractual terms (in years)	0.37 - 4.25	3.37 - 7.25
Range of weighted volatilities	66.96% - 103.39%	66.96% - 103.39%
Expected dividend yield	0.00%	0.00%
Early exercise model	2.5	2.5
Number of times steps	500	500

On February 26, 2021 James V. Continenza, Executive Chairman and Chief Executive Officer of Kodak, and the Company entered into an Executive Chairman and CEO Agreement, as amended on November 29, 2023 and November 30, 2022 (the “Employment Agreement”). The Employment Agreement is effective for a three-year period ending on February 26, 2027. Pursuant to the Employment Agreement, Mr. Continenza will not have the right to exercise any stock options granted to him in February 2019 or July 2020 to the extent that, after giving effect to the issuance of the Company’s common stock resulting from such exercise, Mr. Continenza (together with his affiliates and any person acting as a group), would beneficially own more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation shall cease and be of no further force and effect upon a Change of Control (as such term is defined in the Company’s Amended and Restated 2013 Omnibus Incentive Plan). The restrictions on the exercisability of previous stock option awards were a modification of the original awards.  As the February 2019 and July 2020 stock options were fully vested prior to the modification date and there was no incremental value provided in the modification, no additional compensation expense was recognized. Also pursuant to the Employment Agreement, Mr. Continenza was granted 200,000 fully vested restricted stock units in the first quarter of 2021. The Company recognized $2 million of stock-based compensation expense associated with the grant of restricted stock units.

NOTE 23: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share, and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of  December 31, 2023 and 2022 there were 79.6 million and 79.1 million shares of common stock outstanding, respectively, 1.0 million shares of Series B preferred stock issued and outstanding, and 1.1 million shares of Series C preferred stock issued and outstanding.

Treasury Stock

Treasury stock consisted of approximately 1.0 million and 0.9 million shares at December 31, 2023 and 2022, respectively.

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

On August 10, 2021, the Company filed a shelf Registration Statement on Form S-3 (Registration No. 254353) for the offer and sale of securities from time to time in one or more offerings of up to $500,000,000 of common stock, preferred stock, debt securities, warrants, depositary shares, purchase contracts, guarantees and units. The Company would file a prospectus supplement to include the specific terms of any offering or sale under this shelf registration statement. At December 31, 2023 the Company had not made any offerings or sales of securities pursuant to this registration statement.

NOTE 24: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income by component, were as follows:

		Year Ended December 31,
(in millions)		2023	2022	2021
Currency translation adjustments
Currency translation adjustments		$(8)	$(12)	$6

Pension and other postretirement benefit plan changes
Newly established net actuarial (loss) gain		(122)	277	632
Newly established prior service cost		(29)	(28)	—
Tax benefit		—	—	—
Newly established net actuarial (loss) gain, net of tax		(151)	249	632
Reclassification adjustments:
Amortization of prior service credit (cost)	(a)	9	(4)	(7)
Amortization of actuarial (gains) losses	(a)	(31)	8	37
Recognition of losses due to settlements and curtailments	(a)	—	—	(1)
Total reclassification adjustments		(22)	4	29
Tax provision		—	—	—
Reclassification adjustments, net of tax		(22)	4	29
Pension and other postretirement benefit plan changes, net of tax		(173)	253	661
Other comprehensive (loss) income		$(181)	$241	$667

(a)	Reclassified to Pension income - refer to Note 19, "Retirement Plans" and Note 20, "Other Postretirement Benefits" for additional information.

NOTE 25: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income is composed of the following:

	As of December 31,
(in millions)	2023	2022
Currency translation adjustments	$(120)	$(112)
Pension and other postretirement benefit plan changes	401	574
Total	$281	$462

NOTE 26: SEGMENT INFORMATION

Kodak has three reportable segments: Print, Advanced Materials and Chemicals and Brand. A description of Kodak’s reportable segments follows.

Print: The Print segment is comprised of five lines of business, the Prepress Solutions business: the Prosper business, the Software business, the Electrophotographic Printing Solutions business and the Versamark business.

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

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2023	2022	2021
(in millions)
Print	$828	$938	$908
Advanced Materials and Chemicals	255	234	212
Brand	17	17	15
Total of reportable segments	1,100	1,189	1,135
All Other	17	16	15
Total	$1,117	$1,205	$1,150

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

2023 Segments

Change in Segments

Effective February 2023 Kodak changed its organizational structure.  The Traditional Printing segment and the Digital Printing segment were combined into one segment, named the Print segment.  No changes were made to Kodak's other segments. Prior year segment information was revised to conform with the new organizational structure.

Segment Operational EBITDA and Consolidated Earnings from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2023	2022	2021
Print	$20	$5	$4
Advanced Materials and Chemicals	10	(1)	(6)
Brand	15	14	13
Total of reportable segments	45	18	11
All Other	2	3	2
Depreciation and amortization	(30)	(29)	(31)
Restructuring costs and other	(10)	(13)	(6)
Stock-based compensation	(7)	(5)	(7)
Consulting and other costs (1)	13	2	(19)
Idle costs (2)	(3)	(3)	(2)
Other operating (expense) income, net (3)	(6)	1	6
Interest expense (3)	(52)	(40)	(33)
Pension income excluding service cost component (3)	161	98	102
Loss on early extinguishment of debt (3)	(27)	—	—
Other income (charges), net (3)	1	(1)	5
Consolidated earnings from continuing operations before income taxes	$87	$31	$28

(1)

Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives, investigations and litigation.  Consulting and other costs included $15 million and $10 million of income in the year ended December 31, 2023 and 2022, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $20 million of insurance reimbursement in 2023 of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022. Kodak received $5 million of insurance reimbursement proceeds in the year ended 2022.

(2)

Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations

In 2023, Kodak decreased employee benefit reserves by $1 million primarily reflecting a reduction in workers’ compensation reserves of approximately $1 million driven by changes in discount rates.  The decrease in reserves in 2023 impacted SG&A by approximately $1 million.

In 2022, Kodak decreased employee benefit reserves by $15 million composed of a reduction in workers’ compensation reserves of approximately $13 million driven by changes in discount rates and a decrease in other employee benefit reserves of approximately $2 million, driven by both changes in discount rates and favorable experience.  The decrease in reserves in 2022 impacted gross profit by approximately $9 million, R&D by approximately $1 million and SG&A by approximately $5 million.

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

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2023	2022	2021
Print	$4	$4	$4
Brand	—	1	1
Total	$4	$5	$5

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2023	2022	2021
Print	$17	$17	$20
Advanced Materials and Chemicals	7	6	5
All Other	1	1	1
Total	$25	$24	$26

(in millions)	Year Ended December 31,
Long-lived assets located in: (1)	2023	2022
The United States	$112	$95
Europe, Middle East and Africa	6	9
Asia Pacific	5	6
Canada and Latin America	46	44
Non-U.S. countries total (2)	57	59
Total	$169	$154

(1)	Long-lived assets are comprised of property, plant and equipment, net.
(2)	Of the total non-U.S. property, plant and equipment in 2023, $45 million was located in Brazil. Of the total non-U.S. property, plant and equipment in 2022, $41 million was located in Brazil.

Major Customers

No single customer represented 10% or more of Kodak’s total net revenue in any year presented.

NOTE 27: BUSINESS COMBINATION

On May 26, 2023 Kodak acquired 100% of the outstanding shares of Graphic Systems Services, Inc., a leading provider of web inkjet press transport systems and other print-related components and engineering services.

The acquisition was immaterial to Kodak's financial position as of December 31, 2023 and its results of operations and cash flows for the year ended  December 31, 2023.

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

On May 16, 2023, Kodak acquired 100% of the outstanding shares of Graphic Systems Services, Inc. (“GSS”). GSS represented less than 1% of consolidated revenues for the year ended December 31, 2023 and less than 1% of consolidated total assets as of December 31, 2023. As permitted by the SEC, Kodak elected to exclude GSS from its assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2023 and changes in internal controls over financial reporting from the date of acquisition through December 31, 2023.

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013). Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2023. The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, Kodak’s independent registered public accounting firm, as stated in their report, refer to Item 8. Financial Statements and Supplementary Data.

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

There have been no changes identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

(1)	On December 21, 2023, David E. Bullwinkle, Chief Financial Officer and Senior Vice President, adopted a Rule 10b5-1 Plan with respect to the potential exercise of vested stock options and the associated sale of up to 518,289 shares of Kodak common stock, which plan commences on March 21, 2024 and expires on December 31, 2024 or upon the earlier completion of all authorized transactions under such plan.

(2)	On December 21, 2023, Roger W. Byrd, General Counsel, Secretary and Senior Vice President, adopted a Rule 10b5-1 Plan with respect to the potential exercise of vested stock options and the associated sale of up to 135,201 shares of Kodak common stock, which plan commences on March 21, 2024 and expires on March 15, 2025 or upon the earlier completion of all authorized transactions under such plan.

None of our other Section 16 officers or directors adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2024 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2023. The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I of this report under the caption "Information About our Executive Officers". The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the caption "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in the Proxy Statement.

We have adopted a Business Conduct Guide that applies to all of our officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, as well as a Directors’ Code of Conduct that applies to our directors. Our Business Conduct Guide and Directors’ Code of Conduct are posted on our website located at http://investor.kodak.com/corporate-governance/supporting-documents. We intend to disclose future amendments to certain provisions of the Business Conduct Guide and waivers of the Business Conduct Guide granted to executive officers on the website within four business days following the date of the amendment or waiver.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement: "Executive Compensation”, "CEO Pay Ratio", "Pay Versus Performance, “Director Compensation” and “Board of Directors and Corporate Governance – Compensation, Nominating and Governance Committee Interlocks and Insider Participation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. “Securities Authorized for Issuance Under Equity Compensation Plans” is shown below.

EQUITY COMPENSATION PLAN INFORMATION

Information as of December 31, 2023, regarding the Company’s equity compensation plans is summarized in the following table:

	Number of Securities		Number of Securities
	to be Issued Upon		Remaining Available for
	Exercise of	Weighted-	Future Issuance Under
	Outstanding Options,	Average	Equity Compensation
	Restricted Stock Units	Exercise Price of	Plans (Excluding
	and Restricted Stock	Outstanding	Securities Reflected in
Plan Category	Awards	Options (1)	Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,654,016	$6.75	2,383,466
Equity compensation plans not approved by security holders	—	—	—

(1)

Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and restricted stock awards under the Amended and Restated 2013 Omnibus Incentive Plan, as amended (the “Plan”), which do not have an exercise price.

(2)

For the purposes of the number of shares available under the Plan: (i) outstanding stock options awarded on or prior to May 19, 2021 count as a fraction of a share, based on the fair market value of the stock option relative to the closing stock price on the date of grant, and (ii) outstanding stock options awarded after May 19, 2021 count as one share.

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

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS

1.	Valuation and qualifying accounts

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Beginning		Net Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2023
Reserve for doubtful accounts	$7	3	2	$8
Deferred tax valuation allowance	$826	62	110	$778

Year ended December 31, 2022
Reserve for doubtful accounts	$7	2	2	$7
Deferred tax valuation allowance	$934	18	126	$826

Year ended December 31, 2021
Reserve for doubtful accounts	$10	—	3	$7
Deferred tax valuation allowance	$1,112	33	211	$934

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

(4.9)	Amendment to Letter Agreement, dated as of June 30, 2023, by and among the Company and Kennedy Lewis Investment Management LLC (Incorporated by reference to Exhibit (10.3) of the Company’s Current Report on Form 8-K as filed on July 7, 2023).

(4.10)	Description of Securities (Incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed on March 16, 2021).

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

*(10.17)

Eastman Kodak Company Officer Severance Policy, effective as of November 10, 2015 and revised as of February 16, 2023. (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed on March 16, 2023).

*(10.18)

Eastman Kodak Company Executive Compensation for Excellence and Leadership (as amended and restated January 1, 2014). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.19)	Eastman Kodak Company Sales Executive Compensation Plan and Form of Notification Letter, filed herewith.

*(10.20)	Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated November 29, 2023, filed herewith.

*(10.21)

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

(10.27)	First Amendment to Credit Agreement, dated as of June 30, 2023, by and among the Company, the Subsidiary Guarantors named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent, including as exhibits the Amended and Restated Term Loan Credit Agreement and Guarantee and Collateral Agreement, as amended (Incorporated by reference to Exhibit (10.1) of the Company’s Current Report on Form 8-K as filed on July 7, 2023).

(10.28)

Series A Preferred Stock Purchase Agreement, dated as of November 7, 2016, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on November 7, 2016).

(10.29)

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

(10.30)

Series A Preferred Stock Repurchase and Exchange Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.31)

Series C Preferred Stock Purchase Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company and GO EK Ventures IV, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.32)

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

(97)	Eastman Kodak Company Compensation Recoupment (Clawback) Policy, filed herewith,

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
March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ James V. Continenza	Executive Chairman and Chief Executive Officer
	James V. Continenza	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Richard T. Michaels	Chief Accounting Officer and Corporate Controller
	Richard T. Michaels	(Principal Accounting Officer)

By:	/s/ David P. Bovenzi	Director
David P. Bovenzi

By:	/s/ Philippe D. Katz	Director
Philippe D. Katz

By:	/s/ Kathleen B. Lynch	Director
Kathleen B. Lynch

By:	/s/ Jason New	Director
Jason New

By:	/s/ Darren L. Richman	Director
Darren L. Richman

By:	/s/ Michael E. Sileck, Jr.	Director
Michael E. Sileck, Jr.

Date: March 14, 2024