Form 10-K/A
period 2023-12-31
EASTMAN KODAK CO
filed 2024-03-15
CIK 31235

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment Number 1

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023 , was approximately $293 million.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2024 was 79.9 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 15,2024 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

Explanatory Note

Eastman Kodak Company (the “Company”) is filing this Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 14, 2024, solely for the purpose of correcting a clerical error in exhibit (23.1) Consent of Independent Registered Public Accounting Firm.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein.

Eastman Kodak Company
Index to Exhibits

Exhibit Number
(23.1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

# of Firm Id	EY-42;	Auditor Name:	Ernst & Young	Auditor Location:	Rochester, New York, USA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: March 14, 2024	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)