Form 10-Q
period 2024-03-31
EASTMAN KODAK CO
filed 2024-05-09
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2024
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

As of May 1, 2024, the registrant had 80.1 million shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2024

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Sales	$206	$224
Services	43	54
Total revenues	249	278
Cost of revenues
Sales	168	192
Services	32	36
Total cost of revenues	200	228
Gross profit	49	50
Selling, general and administrative expenses	45	34
Research and development costs	9	9
Restructuring costs and other	5	1
Other operating (income) expense, net	(17)	1
Earnings from operations before interest expense, pension income excluding service cost component, other income, net and income taxes	7	5
Interest expense	15	11
Pension income excluding service cost component	(41)	(40)
Other income, net	(2)	(7)
Earnings from operations before income taxes	35	41
Provision for income taxes	3	8
NET EARNINGS	$32	$33

Basic net earnings per share attributable to Eastman Kodak Company common shareholders	$0.31	$0.33
Diluted net earnings per share attributable to Eastman Kodak Company common shareholders	$0.30	$0.30

Number of common shares used in basic and diluted net earnings per share
Basic	79.7	79.1
Diluted	91.3	92.2

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2024	2023
NET EARNINGS	$32	$33
Other comprehensive loss, net of tax:
Currency translation adjustments	(6)	(1)
Pension and other postretirement benefit plan obligation activity, net of tax	(6)	(6)
Other comprehensive loss, net of tax	(12)	(7)
COMPREHENSIVE INCOME, NET OF TAX	$20	$26

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2024	2023
ASSETS
Cash and cash equivalents	$262	$255
Trade receivables, net of allowances of $7 and $8, respectively	139	195
Inventories, net	230	217
Other current assets	46	45
Total current assets	677	712
Property, plant and equipment, net of accumulated depreciation of $471 and $450, respectively	171	169
Goodwill	12	12
Intangible assets, net	23	24
Operating lease right-of-use assets	31	30
Restricted cash	106	110
Pension and other postretirement assets	1,247	1,216
Other long-term assets	80	82
TOTAL ASSETS	$2,347	$2,355

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$129	$125
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	11	13
Other current liabilities	133	144
Total current liabilities	274	283
Long-term debt, net of current portion	447	457
Pension and other postretirement liabilities	229	237
Operating leases, net of current portion	26	24
Other long-term liabilities	208	213
Total liabilities	1,184	1,214

Commitments and Contingencies (Note 6)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	212	210

EQUITY
Common stock, $0.01 par value	—	—
Additional paid in capital	1,156	1,156
Treasury stock, at cost	(11)	(11)
Accumulated deficit	(463)	(495)
Accumulated other comprehensive income	269	281
Total shareholders’ equity	951	931
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,347	$2,355

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net earnings	$32	$33
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	7	8
Pension and postretirement income	(36)	(36)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	—	1
Non-cash changes in workers' compensation and employee benefit reserves	(1)	1
Stock based compensation	3	4
Net gain from sale of assets	(17)	—
Provision for deferred income taxes	1	—
Decrease in trade receivables	53	12
(Increase) decrease in miscellaneous receivables	(2)	7
Increase in inventories	(15)	(13)
Increase in trade payables	7	3
Decrease in liabilities excluding borrowings and trade payables	(19)	(13)
Other items, net	4	7
Total adjustments	(15)	(19)
Net cash provided by operating activities	17	14
Cash flows from investing activities:
Additions to properties	(10)	(5)
Proceeds from sale of assets	17	—
Net cash provided by (used in) investing activities	7	(5)
Cash flows from financing activities:
Repayment of Amended and Restated Term Loan Agreement	(17)	—
Preferred stock cash dividend payments	(1)	(1)
Net cash used in financing activities	(18)	(1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—
Net increase in cash, cash equivalents and restricted cash	3	8
Cash, cash equivalents and restricted cash, beginning of period	377	286
Cash, cash equivalents and restricted cash, end of period	$380	$294

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Three-Month Period Ending March 31, 2024
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	32	—	—	32	—
Other comprehensive loss, (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(6)	—	(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2024	$—	$1,156	$(463)	$269	$(11)	$951	$212

[7]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited) (cont’d)

(in millions)

	Three-Month Period Ending March 31, 2023
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	$1,041	$203
Net earnings	—	—	33	—	—	33	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(1)	—	(1)	—
Pension and other postretirement liability adjustments				(6)		(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	4	—	—	—	4	—
Equity (deficit) as of March 31, 2023	$—	$1,161	$(537)	$455	$(11)	$1,068	$205

The accompanying notes are an integral part of these consolidated financial statements.

[8]

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company and all companies directly or indirectly controlled, either through majority ownership or otherwise (“Kodak” or the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There are no accounting pronouncements recently adopted by Kodak.

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

[9]

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$262	$255
Restricted cash reported in Other current assets	12	12
Restricted cash	106	110
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$380	$377

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities and an escrow of $2 million and $3 million as of March 31, 2024 and December 31, 2023, respectively, in China to secure ongoing obligations under a supply agreement associated with the strategic relationship with Lucky HuaGuang Graphics Co. Ltd. ("HuaGuang"). The agreement with HuaGuang expires in the third quarter of 2024.

Restricted cash included $29 million and $32 million as of March 31, 2024 and December 31, 2023, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility. In addition, restricted cash as of both  March 31, 2024 and December 31, 2023 included $63 million representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash as of  March 31, 2024 and December 31, 2023 also included $7 million and $8 million, respectively, of security posted related to Brazilian legal contingencies and $5 million of cash collateral posted in the United Kingdom for a letter of credit for aluminum purchases.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2024	2023
Finished goods	$94	$85
Work in process	76	68
Raw materials	60	64
Total	$230	$217

[10]

NOTE 4: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	March 31,	December 31,
(in millions)	2024	2023
Series B preferred stock	$97	$96
Series C preferred stock	115	114
Total	$212	$210

Series B Preferred Stock

On February 26, 2021 the Company agreed to exchange one million shares of Series A Preferred Stock held by Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”), for shares of the Company’s newly created 4.0% Series B Convertible Preferred Stock, no par value (the “Series B Preferred Stock”), on a one-for-one basis plus accrued and unpaid dividends. The fair value of the Series B Preferred Stock at the time of issuance approximated $95 million. The Company has classified the Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position. If any shares of Series B Preferred Stock have not been converted prior to May 28, 2026 the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends.

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

[11]

Embedded Conversion Features

The Company allocated $1 million to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series B Preferred Stock on the date of issuance which reduced the original carrying value of the Series B Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other income, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both March 31, 2024 and December 31, 2023 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series B Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

Series C Preferred Stock

On February 26, 2021, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate of 1,000,000 shares of the Company’s newly created 5.0% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”), for a purchase price of $100 per share, representing $100 million of gross proceeds to the Company. The Investor is a fund managed by Grand Oaks Capital. The Company has classified the Series C Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.  If any shares of Series C Preferred Stock have not been converted prior to May 28, 2026, the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends thereon; provided that the holders of the Series C Preferred Stock have the right to extend such redemption date by up to two years.

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

Conversion Features

Each share of Series C Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion price of $10 per share of Common Stock. The initial conversion price and the corresponding conversion rate are subject to certain customary anti-dilution adjustments and to proportional increase in the event the liquidation preference of the Series C Preferred Stock is automatically increased. If a holder elects to convert any shares of Series C Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series C Certificate of Designations), such holder can elect to have the conversion rate adjusted and can elect to receive a cash payment in lieu of shares for a portion of the shares of Common Stock. Such holder will also be entitled to a payment in respect of accumulated dividends and a payment based on the present value of all required remaining dividend payments through May 28, 2026, the mandatory redemption date. Such additional payments will be payable at the Company’s option in cash or in additional shares of Common Stock. In addition, the Company will have the right to require holders to convert any shares of Series C Preferred Stock in connection with certain reorganization events in which case the conversion rate will be adjusted, subject to certain limitations.

The Company has the right to cause the mandatory conversion of the Series C Preferred Stock into shares of Common Stock at any time after February 26, 2024 if the closing price of the Common Stock has equaled or exceeded 150% of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days.

[12]

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series C Preferred Stock on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other income, net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of both  March 31, 2024 and December 31, 2023 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

NOTE 5: LEASES

Income recognized on operating lease arrangements for the three months ended March 31, 2024 and 2023 is presented below. Income recognized for sales-type lease arrangements for the three months ended March 31, 2024 and 2023 was $1 million and less than $1 million.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Lease income - operating leases:
Lease income	$2	$2
Variable lease income	2	1
Total lease income	$4	$3

NOTE 6: COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company had outstanding letters of credit of $27 million issued under the Amended and Restated Letter of Credit Facility Agreement ("L/C Facility Agreement") as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $27 million, and restricted cash of $118 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, for the outstanding letters of credit under the L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2024, Kodak’s Brazilian operations maintained accruals of approximately $4 million for claims aggregating approximately $93 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of March 31, 2024, Kodak’s Brazilian operations have posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $43 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations.  The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024 and those operations are in the process of having the lien on those assets removed.

[13]

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

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case was completed, and the Company and individual defendants formally filed their motions to dismiss/for summary judgment on September 30, 2022. The plaintiffs filed an opposition to the motions to dismiss/for summary judgment on November 14, 2022, and the Company and the individual defendants filed responses to the plaintiffs’ opposition on December 27, 2022 and December 23, 2022, respectively. A hearing with respect to the motions to dismiss/for summary judgment was held on August 9, 2023, and the lawsuit was dismissed in its entirety with prejudice on September 26, 2023. The plaintiffs/appellants filed a notice of appeal of the dismissal on October 25, 2023 and filed their brief on appeal on March 21, 2024.

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

[14]

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from  December 31, 2023 to March 31, 2024, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2023	$17
New extended warranty and maintenance arrangements deferred	21
Recognition of extended warranty and maintenance arrangement revenue	(22)
Deferred revenue on extended warranties as of March 31, 2024	$16

[15]

NOTE 8: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
March 31, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$128	$7	$—	$—	$135
Ongoing service arrangements	41	—	—	—	41
Total annuities	169	7	—	—	176
Equipment & software	13	—	—	—	13
Film and chemicals	—	51	—	—	51
Total Core	182	58	—	—	240
Growth products (2)	—	1	—	—	1
Other (3)	—	—	4	4	8
Total	$182	$59	$4	$4	$249

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

[16]

Geography (1):

Three Months Ended
March 31, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$57	$47	$4	$4	$112
Canada	3	—	—	—	3
North America	60	47	4	4	115
Europe, Middle East and Africa	80	5	—	—	85
Asia Pacific	38	7	—	—	45
Latin America	4	—	—	—	4
Total	$182	$59	$4	$4	$249

Three Months Ended
March 31, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$66	$48	$4	$4	$122
Canada	3	1	—	—	4
North America	69	49	4	4	126
Europe, Middle East and Africa	89	5	—	—	94
Asia Pacific	45	7	—	—	52
Latin America	6	—	—	—	6
Total	$209	$61	$4	$4	$278

(1)	Sales are reported in the geographic area in which they originate.

[17]

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at both  March 31, 2024 and December 31, 2023 was $1 million and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at  March 31, 2024 and December 31, 2023 was $97 million and $100 million, respectively, of which $35 million and $37 million, respectively, was reported in Other current liabilities and $61 million and $63 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for both the three months ended March 31, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $21 million and primarily represented revenue from prepaid service contracts and equipment revenue recognition. Contract liabilities as of March 31, 2024 and  March 31, 2023 included $18 million and $21 million of cash payments received during the three months ended March 31, 2024 and 2023, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2024, there was approximately $95 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2024, 15% in 2025, 10% in each of 2026 and 2027 and 55% thereafter.

NOTE 9: OTHER OPERATING (INCOME) EXPENSE

	Three Months Ended
	March 31,
(in millions)	2024	2023
Gain on sale of assets (1)	$(17)	$—
Other	—	1
Total	$(17)	$1

(1)	In the first quarter of 2024, Kodak sold certain assets in the U.S. and recognized a gain of $17 million.

NOTE 10: OTHER INCOME, NET

	Three Months Ended
	March 31,
(in millions)	2024	2023
Interest income (1)	$(4)	$(9)
Change in fair value of embedded conversion features derivative liability	—	1
Other	2	1
Total	$(2)	$(7)

(1)

The first quarter of 2023 includes $9 million of interest income associated with a refund received from a governmental authority in a location outside the U.S. that was previously held in order to guarantee potential tax disputes in that jurisdiction.

[18]

NOTE 11: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Earnings from operations before income taxes	$35	$41
Effective tax rate	8.6%	19.5%
Provision for income taxes	3	8
Provision for income taxes at U.S. statutory tax rate	7	9
Difference between tax at effective vs. statutory rate	$(4)	$(1)

For the three months ended March 31, 2024, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, and (2) the results from operations in jurisdictions outside the U.S.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%.  Many participating countries enacted changes which take effect in 2024. After considering the applicable tax law changes in the Pillar 2 implementation, Kodak determined there was no material impact to its tax provision for the three months ended March 31, 2024.

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

[19]

NOTE 12: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$3	$1
Interest cost	27	5	29	5
Expected return on plan assets	(62)	(5)	(64)	(5)
Amortization of:
Prior service cost	3	—	2	—
Actuarial gain	(9)	—	(7)	—
Net pension (income) expense before special termination benefits	(38)	1	(37)	1
Special termination benefits	1	—	—	—
Total net pension (income) expense	$(37)	$1	$(37)	$1

The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for that period.

[20]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net earnings	$32	$33
Less: Series B Preferred stock cash dividends	(1)	(1)
Less: Series C Preferred stock in-kind dividends	(1)	(1)
Less: Preferred stock deemed dividends	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	(4)	(4)
Net earnings available to common shareholders - basic	$25	$26

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$2	$1
Add back: Convertible Notes interest expense	—	1
Net earnings available to common shareholders - diluted	$27	$28

	Three Months Ended
	March 31,
(in millions of shares)	2024	2023
Weighted average shares — basic	79.7	79.1
Effect of dilutive securities
Employee stock options	0.6	0.4
Unvested restricted stock units	1.5	0.7
Series B Preferred Stock	9.5	9.5
Convertible Notes	—	2.5
Weighted average shares — diluted	91.3	92.2

The computation of diluted earnings per share for the three months ended March 31, 2024 excluded the impact of (1) the assumed conversion of 1.2 million shares of Series C Preferred Stock, (2) the assumed vesting of 0.1 million unvested restricted stock units and (3) the assumed exercise of 3.9 million outstanding employee stock options because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three months ended March 31, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock, (2) the assumed vesting of 0.1 million unvested restricted stock units and (3) the assumed exercise of 4.3 million outstanding employee stock options because the effects would have been anti‐dilutive.

[21]

NOTE 14: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of March 31, 2024 and December 31, 2023, there were 79.9 million and 79.6 million shares of common stock outstanding, respectively.

Preferred Stock

Series B Preferred stock issued and outstanding as of both  March 31, 2024 and  December 31, 2023 consisted of 1.0 million shares. Series C Preferred stock issued and outstanding as of March 31, 2024 and  December 31, 2023 consisted of 1.2 million shares and 1.1 million shares, respectively.

Treasury Stock

Treasury stock consisted of approximately 1.0 million shares as of both  March 31, 2024 and December 31, 2023.

NOTE 15: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Currency translation adjustments
Currency translation adjustments	$(6)	$(1)

Pension and other postretirement benefit plan changes
Reclassification adjustments:
Amortization of prior service cost (1)	3	1
Amortization of actuarial gains (1)	(9)	(7)
Total reclassification adjustments	(6)	(6)
Tax provision	—	—
Reclassification adjustments, net of tax	(6)	(6)
Pension and other postretirement benefit plan changes, net of tax	(6)	(6)
Other comprehensive loss	$(12)	$(7)

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

[22]

NOTE 16: SEGMENT INFORMATION

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

Segment financial information is shown below:

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2024	2023
Print	$182	$209
Advanced Materials and Chemicals	59	61
Brand	4	4
All Other	4	4
Total	$249	$278

[23]

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2024	2023
Print	$—	$6
Advanced Materials and Chemicals	1	—
Brand	3	3
Total of reportable segments	4	9
All other	1	—
Depreciation and amortization	(7)	(8)
Restructuring costs and other (2)	(5)	(1)
Stock based compensation	(3)	(4)
Consulting and other costs (1)	—	10
Other operating income (expense), net (2)	17	(1)
Interest expense (2)	(15)	(11)
Pension income excluding service cost component (2)	41	40
Other income, net (2)	2	7
Consolidated earnings from operations before income taxes	$35	$41

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.  Consulting and other costs in the three months ended March 31, 2023 included $10 million of income in representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)	As reported in the Consolidated Statement of Operations.

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended March 31, 2024 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2024 impacted gross profit by approximately $1 million.

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

[24]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; interest expense; other operating income (expense), net and other income, net.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other income, net in the Consolidated Statement of Operations). The notional amount of such contracts open at March 31, 2024 and December 31, 2023 was approximately $262 million and $279 million, respectively. The majority of the contracts of this type held by Kodak as of March 31, 2024 and December 31, 2023 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net loss from derivatives not designated as hedging instruments	$7	$1

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2024 and 2023.

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

[25]

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of  March 31, 2024 and December 31, 2023 was $0 million and $3 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of  March 31, 2024 and December 31, 2023 was $1 million and $0 million.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2024.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $386 million and $396 million at March 31, 2024 and December 31, 2023, respectively.  The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both March 31, 2024 and December 31, 2023.

[26]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2023 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in other filings the Company makes with the SEC from time to time, as well as the following:

●	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

●	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections and projected growth;

●	Kodak’s ability to achieve the financial and operational results contained in its business plans;

●	Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak's continued ability to manage world-wide cash through inter-company loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;

●	Kodak’s ability to fund continued investments, capital needs, collateral requirements and restructuring payments and service its debt and Series B Preferred Stock and Series C Preferred Stock;

●	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;

●	The impact of the global economic environment, including inflationary pressures, geopolitical issues such as the war in Ukraine and conflicts involving Israel, medical epidemics, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;

●	Kodak's ability to effectively compete with large, well-financed industry participants or with competitors whose cost structure is lower than Kodak's;

●	The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the war in Ukraine, the conflicts involving Israel and residual effects of the COVID-19 pandemic;

●	Kodak’s ability to comply with the covenants in its various credit facilities;

[27]

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

EXECUTIVE OVERVIEW

Kodak is a global manufacturer focused on commercial print and advanced materials and chemicals. With 79,000 patents earned over 130 years of research and development ("R&D"), Kodak believes in the power of technology and science to enhance what the world sees and creates. Kodak’s innovative, award-winning products, combined with its customer-first approach, make Kodak the partner of choice for commercial printers worldwide. Kodak is committed to environmental stewardship, including industry leadership in developing sustainable solutions for print.

Consolidated revenues in the  three months ended March 31, 2024  were $ 249  million,  a decrease of $ 29  million ( 10% ) when compared to the three months ended March 31, 2023 .  Currency had no impact on revenues in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Print revenues, which accounted for 73% of Kodak’s total revenues for the three months ended March 31, 2024, declined by $27 million (13%) compared to the prior year quarter.  Advanced Materials and Chemicals revenue declined $2 million (3%) compared to the prior year period.

[28]

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

Kodak implemented various pricing actions and customer-focused initiatives largely in 2022 and 2023 to mitigate the impact of increased manufacturing costs, primarily within its Print and Advanced Materials and Chemicals segments. While these actions have positively impacted the profitability of these segments, certain businesses are experiencing pricing pressures.

The Print segment is experiencing a slowdown in customer demand for plates that negatively impacted volume due to current global economic conditions and the impact of pricing actions. In addition to the pricing actions and customer-focused initiatives described above, Kodak has implemented supply chain and workforce optimization, productivity improvements and other cost savings activities. The combined actions have largely mitigated the impact of increased manufacturing costs. However, the potential worsening of economic conditions, continued increases in manufacturing costs due to volume declines and other costs without further price increases, could unfavorably impact this segment's operating results.

The Advanced Materials and Chemicals segment has also experienced labor shortages in certain manufacturing areas. Increased demand for consumer film products along with manufacturing equipment limitations and labor shortages have contributed to increased backorders. Kodak has increased headcount in this segment to better meet demand, and improved the infrastructure and streamlined processes to increase capacity in the film business, but supply will continue to be constrained by manufacturing equipment limitations without further capital improvements.

Kodak has implemented numerous measures to mitigate the challenges associated with supply chain disruptions and shortages in materials, including increasing safety stock on certain materials, increasing lead-times, providing suppliers with longer forecasts of future demand and certifying additional sources or substitute materials where possible. These measures have enabled Kodak to largely meet current demand.

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan. On September 28, 2023, Kodak filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates. On November 15, 2023 the U.S. International Trade Commission determined that there is a reasonable indication that a U.S. industry is materially injured by reason of imports of aluminum lithographic printing plates from China and Japan that are allegedly sold in the U.S. at less than fair value and subsidized by the government of China. The U.S. Department of Commerce has commenced investigations to determine dumping and subsidy margins against imports of plates manufactured in China and Japan. On February 27, 2024, the Commerce Department announced the preliminary findings in its countervailing duty investigation on imports of plates manufactured in China and imposed a provisional duty of 38.50% on practically all such plates. On April 26, 2024, the Commerce Department announced the preliminary findings in its anti-dumping duty investigation on imports of plates manufactured in China and Japan.  As a result of the investigation provisional duties will be imposed on U.S. imports of plates as follows: (i) 38.56% on such plates manufactured in China by Fuji and 107.61% on such plates manufactured in China by other entities, and (ii) 87.81% on such plates manufactured in Japan. The final duty determinations are due to be announced by the Commerce Department in the third quarter of 2024, and the final injury determination is due to be made by the U.S. International Trade Commission in the fourth quarter of 2024.  There can be no assurance that the provisional countervailing duties will become final or that Kodak will otherwise obtain the relief sought or, if relief is obtained, that the final rates of duties that may be imposed on such imported plates will provide effective relief.

Kodak is monitoring the events surrounding the conflicts involving Israel and the impact on the operations of its Israel subsidiary. A leased warehouse in Israel was destroyed in 2023; however, none of Kodak’s employees were injured. While the implications of this conflict are difficult to predict at this time, Kodak has been able to adapt its operations to avoid material disruption to its business. The direct operations of Kodak’s Israel subsidiary are less than 1% of total consolidated revenue and assets for 2023.

Kodak also continues to monitor the events surrounding the war in Ukraine and the various sanctions imposed in response to the war. Kodak believes it is in compliance with all sanctions. Kodak is experiencing worldwide supply constraints for aluminum and increased energy and transportation costs due in part to the war in Ukraine. The extent to which the war in Ukraine will impact the global economy and Kodak's business and operations remains uncertain.

[29]

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2021 - 2023), and there were no material impacts on the consolidated results of operations as of and for the quarter ended March 31, 2024 from the wind-down activities.

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

Kodak’s strategy:

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

●

In Print's digital printing businesses, the PROSPER business is expected to grow as the legacy VERSAMARK business continues to decline as a percentage of the segment’s total revenue. The PROSPER Inkjet Systems business is expected to continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet. Kodak completed the placement of its first PROSPER 7000 Turbo Press during the third quarter of 2023.  Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging. The first flexible packaging printing system utilizing Kodak’s ULTRASTREAM inkjet technology was placed during the second quarter of 2022. In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak’s ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint. Kodak completed the placement of the first KODAK PROSPER ULTRA 520 Digital Press in the fourth quarter of 2023.

[30]

●

Advanced Materials and Chemicals is using Kodak’s deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:

o

Electric Vehicle (“EV”)/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak is currently in the process of expanding its pilot coating facility. On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. (“Wildcat”), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery. Kodak also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies. Wildcat has granted Kodak certain rights to negotiate a production or licensing arrangement with Wildcat when and if Wildcat’s technology reaches commercial readiness.

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

[31]

RESULTS OF OPERATIONS

2024 COMPARED TO 2023

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
		% of		% of
(in millions)	2024	Sales	2023	Sales	$ Change
Revenues	$249		$278		$(29)
Cost of revenues	200		228		(28)
Gross profit	49	20%	50	18%	(1)
Selling, general and administrative expenses	45	18%	34	12%	11
Research and development costs	9	4%	9	3%	—
Restructuring costs and other	5	2%	1	0%	4
Other operating (income) expense, net	(17)	(7)%	1	0%	(18)
Income from operations before interest expense, pension income excluding service cost component, other income, net and income taxes	7	3%	5	2%	2
Interest expense	15	6%	11	4%	4
Pension income excluding service cost component	(41)	(16)%	(40)	(14)%	(1)
Other income, net	(2)	(1)%	(7)	(3)%	5
Income from operations before income taxes	35	14%	41	15%	(6)
Provision for income taxes	3	1%	8	3%	(5)
NET EARNINGS	$32	13%	$33	12%	$(1)

Revenue

For the three months ended March 31, 2024 revenues declined $29 million compared with the same period in 2023, driven by lower volume as well as price and product mix declines in Print ($24 million and $3 million, respectively) and lower volume in Advanced Materials and Chemicals ($5 million) partially offset by improved pricing and product mix within Advanced Materials and Chemicals ($2 million). See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $1 million lower than the same period in 2023, primarily due to lower volumes and less favorable pricing and product mix in Print ($2 million each) and lower volumes for Advanced Materials and Chemicals ($3 million) partially offset by improved pricing and product mix within Advanced Materials and Chemicals ($1 million), lower costs for aluminum ($2 million) and by the net change in employee benefit and workers' compensation reserves ($2 million).  See segment discussions for additional details.

[32]

Selling, General and Administrative Expenses

Consolidated selling and general administrative expenses ("SG&A") increased $11 million in the three months ended March 31, 2024 compared to the prior year period primarily due to $10 million of income in the prior year representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation. In addition, selling and administrative costs increased ($2 million) and equity compensation costs declined ($1 million) in the current period.

Research and Development Costs

Consolidated research and development ("R&D") expenses in the three months ended March 31, 2024 remained flat.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component increased $1 million in the three months ended March 31, 2024.  Refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

Other income, net

For details, refer to Note 10, "Other Income, Net".

REPORTABLE SEGMENTS

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

[33]

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2024	2023
Print	$182	$209
Advanced Materials and Chemicals	59	61
Brand	4	4
All Other	4	4
Total	$249	$278

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2024	2023
Print	$—	$6
Advanced Materials and Chemicals	1	—
Brand	3	3
All other	1	—
Depreciation and amortization	(7)	(8)
Restructuring costs and other (2)	(5)	(1)
Stock based compensation	(3)	(4)
Consulting and other costs (1)	—	10
Other operating income (expense), net (2)	17	(1)
Interest expense (2)	(15)	(11)
Pension excluding service cost component (2)	41	40
Other income, net (2)	2	7
Consolidated earnings from operations before income taxes	$35	$41

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. In the three months ended March 31, 2023 consulting and other costs included $10 million of income representing insurance reimbursement of legal costs.

(2)	As reported in the Consolidated Statement of Operations.

[34]

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended March 31, 2024 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2024 impacted gross profit by approximately $1 million.

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

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; interest expense; other operating income (expense), net and other income, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses. The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP. Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

PRINT SEGMENT

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Revenues	$182	$209	$(27)

Operational EBITDA	$—	$6	$(6)
Operational EBITDA as a % of revenues	0%	3%

Revenues

The decrease in Print revenues for the three months ended March 31, 2024 of approximately $27 million reflected lower volumes in Prepress consumables and service ($13 million and $2 million, respectively), less favorable pricing in Prepress consumables ($3 million), less favorable pricing and product mix in Prepress equipment ($2 million), lower volumes in Electrophotographic Printing Solutions consumables and service and Electrophotographic Printing Solutions equipment ($5 million and $2 million, respectively) and lower volumes in PROSPER annuities ($2 million) partially offset by favorable pricing in Electrophotographic Printing Solutions consumables and service ($2 million).

[35]

Operational EBITDA

Print Operational EBITDA for the three months ended March 31, 2024 declined $6 million reflecting less favorable pricing and lower volumes for Prepress consumables ($3 million and $2 million, respectively), less favorable product mix for Prepress equipment ($1 million) and higher selling and administrative costs ($2 million) and manufacturing costs ($1 million) partially offset by lower costs for aluminum ($2 million), favorable pricing in Electrophotographic Printing Solutions consumables and service ($2 million) and the net impact of changes in employee benefit and workers' compensation reserves ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Revenues	$59	$61	$(2)

Operational EBITDA	$1	$—	$1
Operational EBITDA as a % of revenues	2%	0%

Revenues

Advanced Materials and Chemicals revenues for the three months ended March 31, 2024 declined $2 million primarily from lower volumes in Industrial Film and Chemicals ($4 million) partially offset by pricing and product mix improvements in Industrial Film and Chemicals ($2 million).

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved $1 million for the three months ended March 31, 2024 reflecting price and product mix improvements in Industrial Film and Chemicals ($1 million), lower manufacturing costs ($2 million) and the net impact of changes in employee benefit and workers' compensation reserves ($1 million) partially offset by lower volumes in Industrial Film and Chemicals ($3 million).

[36]

BRAND SEGMENT

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Revenues	$4	$4	$—

Operational EBITDA	$3	$3	$—
Operational EBITDA as a % of revenues	75%	75%

There were no material changes in Brand revenues or Operational EBITDA for the three months ended March 31, 2024 compared to the prior year period.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $5 million for the three months ended March 31, 2024, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million during the three months ended March 31, 2024.

The restructuring actions implemented in the first three months of 2024 are expected to generate future annual cash savings of approximately $9 million, which are expected to reduce future annual SG&A expenses, Cost of revenues, and R&D costs by $4 million, $4 million, and $1 million, respectively. The majority of the annual savings are expected to be in effect by the end of the second quarter of 2024 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $262 million, an increase of $7 million from December 31, 2023.

The financing transactions entered into during 2023, cash proceeds related to brand licensing arrangements and improvements in cash flow relating to pricing rationalization, cost reductions and operational efficiencies provided additional liquidity to the Company to fund on‐going operations and obligations, invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.

[37]

Available liquidity includes existing cash balances and cash flows from operating activities. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At March 31, 2024 and December 31, 2023 approximately $154 million and $167 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $108 million and $88 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of March 31, 2024 and December 31, 2023, outstanding inter-company loans to the U.S. were $443 million and $460 million, respectively, which include short-term inter-company loans from Kodak’s international finance center of $158 million and $173 million, respectively. In China, where approximately $35 million and $29 million of cash and cash equivalents was held as of March 31, 2024 and December 31, 2023, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an $73 million inter-company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The inter-company loan terms provide for it to be repaid over two years in four equal $20 million installments, the first of which was due by November 16, 2023 with the remaining installments due in 2024. The Company paid $2 million in the first quarter of 2024 and $5 million in the second quarter of 2024 towards the first $20 million installment and is evaluating alternatives for the remaining installments which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced. If the inter-company loan is not extended, refinanced or amended and the Hong Kong subsidiary does not pay any of the individual installments by the end of the 30-day grace period following notice by the Chinese subsidiary after a failure to pay on the due date of such installment, the Hong Kong subsidiary would default on the inter-company loan. The Chinese subsidiary has not issued notice to the Hong Kong subsidiary based on the failure to make the first full installment payment.

Kodak's cash flows continue to be negatively impacted by higher manufacturing costs due to volume declines and increased labor, material and distribution costs, supply chain disruptions and shortages in materials and labor. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements continue to positively impact Kodak’s operations. The economic uncertainties surrounding the current inflationary environment and other global events represent additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the war in Ukraine and the conflicts involving Israel, and other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, the ability to maintain current pricing levels or how quickly and to what extent normal economic and operating conditions can resume.

During the third quarter of 2023, Kodak entered into multiple long-term brand licensing arrangements and recorded total deferred revenue of approximately $57 million.  Kodak received approximately $12 million of cash proceeds related to these licensing arrangements in 2023, $40 million in the first quarter of 2024 and expects to receive $5 million in 2025.

Kodak's plans to return to sustainable positive cash flow include generating profitable revenues through pricing actions and customer-focused initiatives, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in information technology systems to drive operational efficiencies, generating cash from selling and leasing underutilized assets or through new licensing opportunities and implementing ways to reduce cash collateral needs.

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

[38]

Amended and Restated Term Loan Credit Agreement

During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with net proceeds from the sale of Target Non-Core Assets (as defined in the Amended and Restated Term Loan Agreement).

Letter of Credit Facility Agreement
Approximately $27 million and $31 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement and L/C Facility Agreement as of March 31, 2024, and December 31, 2023, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $29 million and $32 million at March 31, 2024, and December 31, 2023, respectively, which was classified as Restricted Cash.

Cash Flow
Cash, cash equivalents and restricted cash balances were as follows:

	March 31,	December 31,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash	$380	$377

Cash Flow Activity

	Three Months Ended
	March 31,
(in millions)	2024	2023	Year-Over-Year Change
Cash flows from operating activities:
Net cash provided by operating activities	$17	$14	$3
Cash flows from investing activities:
Net cash provided by (used in) investing activities	7	(5)	12
Cash flows from financing activities:
Net cash used in financing activities	(18)	(1)	(17)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—	(3)
Net increase in cash, cash equivalents and restricted cash	$3	$8	$(5)

Operating Activities

Net cash from operating activities improved $3 million for the three months ended March 31, 2024 as compared with the corresponding period in 2023 reflecting a decrease in trade receivables primarily due to $40 million of cash proceeds related to brand licensing partially offset by a decline in proceeds from insurance reimbursements ($15 million) and a refund from a governmental authority ($9 million) both received in the prior year period, increased investment in inventory, an increase in miscellaneous receivables and an increase in liabilities excluding borrowings and trade payables.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 increased $12 million compared to the corresponding period in 2023 due to proceeds from the sale of assets ($17 million) partially offset by an increase in additions to properties ($5 million).

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 increased $17 million compared to the corresponding period in 2023 driven by the $17 million Amended and Restated Term Loan prepayment in the three months ending March 31, 2024.

[39]

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $3 million to its defined benefit pension and postretirement benefit plans in the first three months of 2024.  For the balance of 2024, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $12 million.

Capital Expenditures

Cash flow from investing activities included $10 million of capital expenditures for the three months ended March 31, 2024. Kodak expects approximately $40 million to $55 million of total capital expenditures for 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The accounting policies most critical to the preparation of the consolidated financial statements and that require the most difficult, subjective or complex judgments are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  There have been no material changes in the Company's critical accounting policies or estimates since December 31, 2023.

[40]

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As noted in the 2023 Form 10-K, Kodak operates and conducts business in many foreign countries and as a result is exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact sales and net income.  For a discussion of the Company's exposure to market risk and how market risk is mitigated, refer to Part I, Item 1A "Risk Factors" and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", contained in the 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Kodak’s management, with the participation of Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

Kodak is in the process of a multi-year project to modernize and enhance the Company’s global information technology systems, to improve and standardize business and financial processes and to increase the efficiency and effectiveness of financial planning and reporting.  During the first quarter of 2024, Kodak completed the implementation of a new consolidation system. As a result, Kodak made certain changes to its internal controls over financial reporting to address the new processes and procedures.

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

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A. of the 2023 Form 10-K for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended March 31, 2024

None.

(b)	Issuer purchases of equity securities during the quarter ended March 31, 2024

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
January 1 through 31	5,596	$3.49	n/a	n/a
February 1 through 29	19,076	3.42	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	24,672	$3.44

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

(c) Trading Plans

None.

[42]

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

(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Continenza Performance Stock Unit Award Agreement, filed herewith.

[43]

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	Inline XBRL Instance Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

[44]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: May 9, 2024	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[45]