Form 10-Q
period 2024-06-30
EASTMAN KODAK CO
filed 2024-08-08
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2024
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

As of August 1, 2024, the registrant had 80.3 million shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2024

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Sales	$227	$242	$433	$468
Services	40	53	83	105
Total revenues	267	295	516	573
Cost of revenues
Sales	181	195	349	388
Services	28	37	60	72
Total cost of revenues	209	232	409	460
Gross profit	58	63	107	113
Selling, general and administrative expenses	47	40	92	74
Research and development costs	8	9	17	18
Restructuring costs and other	—	5	5	6
Other operating expense (income), net	1	(1)	(16)	—
Earnings from operations before interest expense, pension income excluding service cost component, other expense (income), net and income taxes	2	10	9	15
Interest expense	15	11	30	22
Pension income excluding service cost component	(41)	(41)	(82)	(81)
Other expense (income), net	1	3	(1)	(4)
Earnings from operations before income taxes	27	37	62	78
Provision for income taxes	1	2	4	10
NET EARNINGS	$26	$35	$58	$68

Basic net earnings per share attributable to Eastman Kodak Company common shareholders	$0.25	$0.35	$0.56	$0.68
Diluted net earnings per share attributable to Eastman Kodak Company common shareholders	$0.23	$0.32	$0.52	$0.63

Number of common shares used in basic and diluted net earnings per share
Basic	80.1	79.4	79.9	79.3
Diluted	92.4	93.0	91.9	92.7

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET EARNINGS	$26	$35	$58	$68
Other comprehensive loss, net of tax:
Currency translation adjustments	(6)	(11)	(12)	(12)
Pension and other postretirement benefit plan obligation activity, net of tax	(7)	(123)	(13)	(129)
Other comprehensive loss, net of tax	(13)	(134)	(25)	(141)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$13	$(99)	$33	$(73)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2024	2023
ASSETS
Cash and cash equivalents	$251	$255
Trade receivables, net of allowances of $7 and $8, respectively	139	195
Inventories, net	232	217
Other current assets	38	45
Total current assets	660	712
Property, plant and equipment, net of accumulated depreciation of $473 and $470, respectively	177	169
Goodwill	12	12
Intangible assets, net	22	24
Operating lease right-of-use assets	29	30
Restricted cash	100	110
Pension and other postretirement assets	1,279	1,216
Other long-term assets	80	82
TOTAL ASSETS	$2,359	$2,355

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$128	$125
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	10	13
Other current liabilities	139	144
Total current liabilities	278	283
Long-term debt, net of current portion	453	457
Pension and other postretirement liabilities	224	237
Operating leases, net of current portion	25	24
Other long-term liabilities	204	213
Total liabilities	1,184	1,214

Commitments and Contingencies (Note 6)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	214	210

Equity (Deficit)
Common stock, $0.01 par value	—	—
Additional paid in capital	1,154	1,156
Treasury stock, at cost	(12)	(11)
Accumulated deficit	(437)	(495)
Accumulated other comprehensive income	256	281
Total shareholders’ equity	961	931
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,359	$2,355

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net earnings	$58	$68
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	13	16
Pension and postretirement income	(73)	(72)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	—	2
Non-cash changes in workers' compensation and employee benefit reserves	(1)	—
Stock based compensation	4	5
Net gain from sale of assets	(17)	(1)
(Benefit) provision from deferred income taxes	(1)	1
Decrease in trade receivables	51	17
(Increase) decrease in miscellaneous receivables	(1)	7
Increase in inventories	(18)	(11)
Decrease in trade payables	(1)	(7)
Decrease in liabilities excluding borrowings and trade payables	(22)	(9)
Other items, net	18	5
Total adjustments	(48)	(47)
Net cash provided by operating activities	10	21
Cash flows from investing activities:
Additions to properties	(19)	(11)
Proceeds from sale of assets	17	—
Net cash used in investing activities	(2)	(11)
Cash flows from financing activities:
Repayment of Amended and Restated Term Loan Agreement	(17)	—
Preferred stock cash dividend payments	(2)	(2)
Treasury stock purchases	(1)	—
Net cash used in financing activities	(20)	(2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17)	6
Cash, cash equivalents and restricted cash, beginning of period	377	286
Cash, cash equivalents and restricted cash, end of period	$360	$292

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Six-Month Period Ending June 30, 2024
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	32	—	—	32	—
Other comprehensive loss, (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(6)	—	(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2024	$—	$1,156	$(463)	$269	$(11)	$951	$212
Net earnings	—	—	26	—	—	26	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(7)	—	(7)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Equity (deficit) as of June 30, 2024	$—	$1,154	$(437)	$256	$(12)	$961	$214

(1)	Represents purchases of common stock to satisfy tax withholding obligations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for Kodak for fiscal years beginning after December 15, 2024 ( January 1, 2025 for Kodak).

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

[9]

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$251	$255
Restricted cash reported in Other current assets	9	12
Restricted cash	100	110
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$360	$377

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities and an escrow of $2 million and $3 million as of June 30, 2024 and December 31, 2023, respectively, in China to secure ongoing obligations under a supply agreement associated with the strategic relationship with Lucky HuaGuang Graphics Co. Ltd. ("HuaGuang"). The agreement with HuaGuang expires in the third quarter of 2024.

Restricted cash included $29 million and $32 million as of June 30, 2024 and December 31, 2023, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility. In addition, restricted cash as of both  June 30, 2024 and December 31, 2023 included $63 million representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash as of  June 30, 2024 and December 31, 2023 also included $7 million and $8 million, respectively, of security posted related to Brazilian legal contingencies.  In addition, restricted cash as of December 31, 2023 included $5 million of cash collateral posted in the United Kingdom for a letter of credit for aluminum purchases.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2024	2023
Finished goods	$93	$85
Work in process	73	68
Raw materials	66	64
Total	$232	$217

[10]

NOTE 4: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	June 30,	December 31,
(in millions)	2024	2023
Series B preferred stock	$97	$96
Series C preferred stock	117	114
Total	$214	$210

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

[11]

Embedded Conversion Features

The Company allocated $1 million to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series B Preferred Stock on the date of issuance which reduced the original carrying value of the Series B Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (expense) income, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both June 30, 2024 and December 31, 2023 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

[12]

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series C Preferred Stock on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (expense) income, net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of both  June 30, 2024 and December 31, 2023 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

NOTE 5: LEASES

Income recognized on operating lease arrangements for the three and six months ended June 30, 2024 and 2023 is presented below. Income recognized for sales-type lease arrangements for the three and six months ended June 30, 2024 was $0 million and $1 million, respectively.  Income recognized for sales-type lease arrangements for both the three and six months ended June 2023 was $0 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Lease income - operating leases:
Lease income	$2	$2	$4	$4
Variable lease income	1	2	3	3
Total lease income	$3	$4	$7	$7

NOTE 6: COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company had outstanding letters of credit of $27 million issued under the Amended and Restated Letter of Credit Facility Agreement ("L/C Facility Agreement") as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $27 million, and restricted cash of $109 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, for the outstanding letters of credit under the Letter of Credit Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2024, Kodak’s Brazilian operations maintained accruals of approximately $3 million for claims aggregating approximately $85 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of June 30, 2024, Kodak’s Brazilian operations have posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $39 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations.  The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024 and those operations are in the process of having the lien on those assets removed.

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

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021 Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case was completed, and the Company and individual defendants formally filed their motions to dismiss/for summary judgment on September 30, 2022. The plaintiffs filed an opposition to the motions to dismiss/for summary judgment on November 14, 2022, and the Company and the individual defendants filed responses to the plaintiffs’ opposition on December 27, 2022 and December 23, 2022, respectively. A hearing with respect to the motions to dismiss/for summary judgment was held on August 9, 2023, and the lawsuit was dismissed in its entirety with prejudice on September 26, 2023. The plaintiffs/appellants filed a notice of appeal of the dismissal on October 25, 2023 and filed their brief on appeal on March 21, 2024.  The Company filed its response brief on June 20, 2024, and the plaintiffs/appellants filed their reply brief on July 11, 2024.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from  December 31, 2023 to June 30, 2024, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2023	$17
New extended warranty and maintenance arrangements deferred	39
Recognition of extended warranty and maintenance arrangement revenue	(41)
Deferred revenue on extended warranties as of June 30, 2024	$15

[15]

NOTE 8: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
June 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$134	$6	$—	$—	$140
Ongoing service arrangements	39	—	—	—	39
Total annuities	173	6	—	—	179
Equipment & software	13	1	—	—	14
Film and chemicals	—	65	—	—	65
Total Core	186	72	—	—	258
Growth products (2)	—	1	—	—	1
Other (3)	—	—	4	4	8
Total	$186	$73	$4	$4	$267

Six Months Ended
June 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$262	$13	$—	$—	$275
Ongoing service arrangements	80	—	—	—	80
Total annuities	342	13	—	—	355
Equipment & software	26	1	—	—	27
Film and chemicals	—	116	—	—	116
Total Core	368	130	—	—	498
Growth products (2)	—	2	—	—	2
Other (3)	—	—	8	8	16
Total	$368	$132	$8	$8	$516

[16]

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

(2)	Growth consists of Coating Services and Advanced Materials and Functional Printing within the Advanced Materials and Chemicals segment.

(3)	Other consists of Intellectual Property Licensing ("IP Licensing") within the Advanced Materials and Chemicals segment, Brand Licensing and Eastman Business Park.

[17]

Geography (1):

Three Months Ended
June 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$60	$58	$4	$4	$126
Canada	4	1	—	—	5
North America	64	59	4	4	131
Europe, Middle East and Africa	80	6	—	—	86
Asia Pacific	37	8	—	—	45
Latin America	5	—	—	—	5
Total	$186	$73	$4	$4	$267

Six Months Ended
June 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$117	$105	$8	$8	$238
Canada	7	1	—	—	8
North America	124	106	8	8	246
Europe, Middle East and Africa	160	11	—	—	171
Asia Pacific	75	15	—	—	90
Latin America	9	—	—	—	9
Total	$368	$132	$8	$8	$516

[18]

Three Months Ended
June 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$66	$59	$4	$4	$133
Canada	5	—	—	—	5
North America	71	59	4	4	138
Europe, Middle East and Africa	92	5	—	—	97
Asia Pacific	46	8	—	—	54
Latin America	6	—	—	—	6
Total	$215	$72	$4	$4	$295

Six Months Ended
June 30, 2023

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$132	$107	$8	$8	$255
Canada	8	1	—	—	9
North America	140	108	8	8	264
Europe, Middle East and Africa	181	10	—	—	191
Asia Pacific	91	15	—	—	106
Latin America	12	—	—	—	12
Total	$424	$133	$8	$8	$573

(1)	Sales are reported in the geographic area in which they originate.

[19]

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at both  June 30, 2024 and December 31, 2023 was $1 million and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at both  June 30, 2024 and December 31, 2023 was $100 million, of which $40 million and $37 million, respectively, was reported in Other current liabilities and $60 million and $63 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for both the three and six months ended June 30, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $5 million and $25 million, respectively, in 2024 and $8 million and $28 million, respectively, in 2023 and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities as of June 30, 2024 included $20 million and $25 million of cash payments received during the three and six months ended June 30, 2024, respectively.  Contract liabilities as of  June 30, 2023 included $22 million and $27 million of cash payments received during the three and six months ended June 30, 2023, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2024, there was approximately $92 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2024, 15% in 2025, 10% in each of 2026 and 2027 and 55% thereafter.

NOTE 9: OTHER OPERATING EXPENSE (INCOME), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Gain on sale of assets (1)	$—	$(1)	$(17)	$(1)
Other	1	—	1	1
Total	$1	$(1)	$(16)	$—

(1)	In the first quarter of 2024, Kodak sold certain assets in the U.S. and recognized a gain of $17 million.

NOTE 10: OTHER EXPENSE (INCOME), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Interest income (1)	$(3)	$(1)	$(7)	$(10)
Loss on foreign exchange transactions	3	3	6	3
Change in fair value of embedded conversion features derivative liability	—	1	—	2
Other	1	—	—	1
Total	$1	$3	$(1)	$(4)

(1)

The first quarter of 2023 includes $9 million of interest income associated with a refund received from a governmental authority in a location outside the U.S. that was previously held by the governmental authority to guarantee tax disputes in that jurisdiction.

[20]

NOTE 11: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Earnings from operations before income taxes	$27	$37	$62	$78
Effective tax rate	3.7%	5.4%	6.5%	12.8%
Provision for income taxes	1	2	4	10
Provision for income taxes at U.S. statutory tax rate	6	8	13	16
Difference between tax at effective vs. statutory rate	$(5)	$(6)	$(9)	$(6)

For the three and six months ended June 30, 2024, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a benefit associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%.  Many participating countries enacted changes which take effect in 2024. After considering the applicable tax law changes in the Pillar 2 implementation, Kodak determined there was no material impact to its tax provision for the three and six months ended June 30, 2024.

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

[21]

NOTE 12: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$—	$4	$—	$7	$1	$7	$1
Interest cost	28	4	29	5	55	9	58	10
Expected return on plan assets	(63)	(4)	(64)	(5)	(125)	(9)	(128)	(10)
Amortization of:
Prior service cost	3	—	1	—	6	—	3	—
Actuarial (gain) loss	(10)	—	(7)	1	(19)	—	(14)	1
Net pension (income) expense before special termination benefits	(38)	—	(37)	1	(76)	1	(74)	2
Special termination benefits (1)	—	—	—	—	1	—	—	—
Net pension (income) expense from major plans	(38)	—	(37)	1	(75)	1	(74)	2
Other plans	—	1	—	—	—	1	—	—
Total net pension (income) expense	$(38)	$1	$(37)	$1	$(75)	$2	$(74)	$2

(1) The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for that period.

[22]

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net earnings	$26	$35	$58	$68
Less: Series B Preferred stock cash dividends	(1)	(1)	(2)	(2)
Less: Series C Preferred stock in-kind dividends	(2)	(2)	(3)	(3)
Less: Preferred stock deemed dividends	—	—	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	(3)	(4)	(7)	(8)
Net earnings available to common shareholders - basic	$20	$28	$45	$54

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$1	$1	$3	$2
Add back: Convertible Notes interest expense	—	1	$—	2
Net earnings available to common shareholders - diluted	$21	$30	$48	$58

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of shares)	2024	2023	2024	2023
Weighted average shares — basic	80.1	79.4	79.9	79.3
Effect of dilutive securities
Unvested restricted stock units	1.7	0.9	1.6	0.8
Employee stock options	1.1	0.7	0.9	0.6
Series B Preferred Stock	9.5	9.5	9.5	9.5
Convertible Notes	—	2.5	—	2.5
Weighted average shares — diluted	92.4	93.0	91.9	92.7

The computation of diluted earnings per share for the three and six months ended June 30, 2024 excluded the impact of (1) the assumed conversion of 1.2 million shares of Series C Preferred Stock, (2) the assumed exercise of 3.1 million outstanding employee stock options and (3) for the six months ended June 30, 2024 the assumed vesting of 0.2 million unvested restricted stock units because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three and six months ended June 30, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock, (2) the assumed exercise of 4.1 million outstanding employee stock options, and (3) for the six months ended June 30, 2023, the assumed vesting of 0.7 million unvested restricted stock units because the effects would have been anti‐dilutive.

[23]

NOTE 14: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of June 30, 2024 and December 31, 2023, there were 80.3 million and 79.6 million shares of common stock outstanding, respectively.

Preferred Stock

Series B Preferred stock issued and outstanding as of both  June 30, 2024 and  December 31, 2023 consisted of 1.0 million shares. Series C Preferred stock issued and outstanding as of June 30, 2024 and  December 31, 2023 consisted of 1.2 million shares and 1.1 million shares, respectively.

Treasury Stock

Treasury stock consisted of approximately 1.2 million and 1.0 million shares as of  June 30, 2024 and December 31, 2023, respectively.

NOTE 15: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Currency translation adjustments
Currency translation adjustments	$(6)	$(11)	$(12)	$(12)

Pension and other postretirement benefit plan changes
Newly established net loss	—	(117)	—	(117)
Tax provision	—	—	—	—
Newly established net (loss) gain and prior service cost, net of tax	—	(117)	—	(117)
Reclassification adjustments:
Amortization of prior service cost (1)	3	2	6	3
Amortization of actuarial gains (1)	(10)	(8)	(19)	(15)
Total reclassification adjustments	(7)	(6)	(13)	(12)
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	(7)	(6)	(13)	(12)
Pension and other postretirement benefit plan changes, net of tax	(7)	(123)	(13)	(129)
Other comprehensive loss	$(13)	$(134)	$(25)	$(141)

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

[24]

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

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Print	$186	$215	$368	$424
Advanced Materials and Chemicals	73	72	132	133
Brand	4	4	8	8
All Other	4	4	8	8
Total	$267	$295	$516	$573

[25]

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Print	$—	$8	$—	$14
Advanced Materials and Chemicals	8	11	9	11
Brand	4	3	7	6
Total of reportable segments	12	22	16	31
All other	—	1	1	1
Depreciation and amortization	(6)	(8)	(13)	(16)
Restructuring costs and other	—	(5)	(5)	(6)
Stock based compensation	(1)	(1)	(4)	(5)
Consulting and other costs (1)	(1)	1	(1)	11
Idle costs (2)	(1)	(1)	(1)	(1)
Other operating (expense) income, net (3)	(1)	1	16	—
Interest expense (3)	(15)	(11)	(30)	(22)
Pension income excluding service cost component (3)	41	41	82	81
Other (expense) income, net (3)	(1)	(3)	1	4
Consolidated earnings from operations before income taxes	$27	$37	$62	$78

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation.  Consulting and other costs included $1 million and $11 million of income in the three and six months ended June 30, 2023, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)	Consists of third‐party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

Kodak decreased employee benefit reserves by approximately $1 million in the six months ended June 30, 2024 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the six months ended June 30, 2024 impacted gross profit by approximately $1 million.  There was no change to employee benefit reserves in the three months ended June 30, 2024.

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended June 30, 2023, driven by changes in discount rates. The change in employee benefit reserves in the six months ended June 30, 2023 was less than $1 million.

[26]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; other operating (expense) income, net and other (expense) income, net.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other expense (income), net in the Consolidated Statement of Operations). The notional amount of such contracts open at June 30, 2024 and December 31, 2023 was approximately $241 million and $279 million, respectively. The majority of the contracts of this type held by Kodak as of June 30, 2024 and December 31, 2023 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net loss from derivatives not designated as hedging instruments	$3	$11	$10	$12

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2024 and 2023.

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

[27]

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of  June 30, 2024 and December 31, 2023 was $0 million and $3 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of  June 30, 2024 and December 31, 2023 was $1 million and $0 million, respectively.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2024.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $362 million and $396 million at June 30, 2024 and December 31, 2023, respectively.  The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both June 30, 2024 and December 31, 2023.

[28]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2023 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly report on Form 10‐Q for the quarter ended March 31, 2024, and in other filings the Company makes with the SEC from time to time, as well as the following:

●	Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;

●	Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections and projected growth;

●	Kodak’s ability to achieve the financial and operational results contained in its business plans;

●	Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak's continued ability to manage world-wide cash through inter-company loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;

●	Kodak’s ability to fund continued investments, capital needs and collateral requirements and to service its debt and Series B Preferred Stock and Series C Preferred Stock;

●	Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;

●	The impact of the global economic environment, including inflationary pressures, geopolitical issues such as the war in Ukraine and conflicts involving Israel, medical epidemics, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;

●	Kodak's ability to effectively compete with large, well-financed industry participants or with competitors whose cost structure is lower than Kodak's;

●	The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the war in Ukraine, the conflicts involving Israel and residual effects of the COVID-19 pandemic;

●	Kodak’s ability to comply with the covenants in its various credit facilities;

[29]

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

●	The potential impact of force majeure events, cyber‐attacks or other data security incidents or information technology outages that could disrupt or otherwise harm Kodak’s operations.

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

Consolidated revenues in the  three and six months ended June 30, 2024  were $267  million and $516 million, respectively,  decreases of $ 28  million ( 9% ) and $57  million (10%) when compared to the three and six months ended June 30, 2023 .  Currency had an unfavorable impact on revenues in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 ($4 million each period).

Print revenues in the three and six months ended June 30, 2024 were $186 million and $368 million, respectively, decreases of $29 million (13%) and $56 million (13%), respectively, compared to the prior year quarter and year-to-date period.  Print revenues accounted for 70% and 71% of Kodak’s total revenues for the three and six months ended June 30, 2024, respectively.  Advanced Materials and Chemicals revenues in the three and six months ended June 30, 2024 were $73 million and $132 million, respectively, an increase of $1 million (1%) compared to the prior year quarter and a decrease of $1 million (1%) compared to the prior year year-to-date period.

[30]

Economic Environment and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S. Current global economic conditions remain highly volatile due to the uncertain and unpredictable macroeconomic environment, heightened levels of inflation, the war in Ukraine, the conflicts involving Israel, and other global events which impacted Kodak’s operations. Kodak is experiencing revenue declines and increased manufacturing costs for certain businesses due to lower volumes and increases in labor, material and distribution costs, as well as supply chain disruptions and shortages in materials and labor.

Kodak implemented various pricing actions and customer-focused initiatives largely in 2022 and 2023 to mitigate the impact of increased manufacturing costs, primarily within its Print and Advanced Materials and Chemicals segments. While these actions have positively impacted the profitability of these segments, certain businesses are experiencing pricing pressures.

The Print segment is experiencing a slowdown in customer demand for plates that negatively impacted volume due to current global economic conditions and the impact of pricing actions. In addition to the pricing actions and customer-focused initiatives described above, Kodak has implemented supply chain and workforce optimization, productivity improvements and other cost savings activities. The combined actions have largely mitigated the impact of lower volumes and increased manufacturing costs. However, the potential worsening of economic conditions, continued decreases in volume and increases in manufacturing and other costs without further price increases, productivity improvements or other cost savings measures, could unfavorably impact this segment's operating results.

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

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan. On September 28, 2023, Kodak filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates. On November 15, 2023 the U.S. International Trade Commission determined that there is a reasonable indication that a U.S. industry is materially injured by reason of imports of aluminum lithographic printing plates from China and Japan that are allegedly sold in the U.S. at less than fair value and subsidized by the government of China. The U.S. Department of Commerce has commenced investigations to determine dumping and subsidy margins against imports of plates manufactured in China and Japan. On February 27, 2024, the Commerce Department announced the preliminary findings in its countervailing duty investigation on imports of plates manufactured in China and imposed a provisional duty of 38.50% on practically all such plates. The Commerce Department announced preliminary findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan on April 26, 2024 and issued amended preliminary findings in connection with its anti-dumping investigation on plates from China on May 28, 2024.  As a result of the Commerce Department’s preliminary determinations, provisional anti-dumping duties are being imposed on U.S. imports of plates as follows: (i) 164.30% on such plates manufactured in China by Fuji and 477.59% on such plates manufactured in China by other entities, and (ii) 87.81% on such plates manufactured in Japan. The final duty determinations are due to be announced by the Commerce Department in the third quarter of 2024, and the final injury determination is due to be made by the U.S. International Trade Commission in the fourth quarter of 2024.  There can be no assurance that the provisional duties will become final or that Kodak will otherwise obtain the relief sought or, if relief is obtained, that the final rates of duties that may be imposed on such imported plates will provide effective relief.

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

[31]

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2021 - 2023), and there were no material impacts on the consolidated results of operations as of and for the quarter ended June 30, 2024 from the wind-down activities.

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

[32]

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

o

Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceuticals, to implement an expansion into manufacturing Diagnostic Test Reagent solutions. Kodak has started construction of a lab and manufacturing facility to manufacture reagents for healthcare applications within an existing building located at Eastman Business Park.  Production is scheduled to begin in 2025.

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

[33]

RESULTS OF OPERATIONS

2024 COMPARED TO 2023

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
		% of		% of			% of		% of
(in millions)	2024	Sales	2023	Sales	$ Change	2024	Sales	2023	Sales	$ Change
Revenues	$267		$295		$(28)	$516		$573		$(57)
Cost of revenues	209		232		(23)	409		460		(51)
Gross profit	58	22%	63	21%	(5)	107	21%	113	20%	(6)
Selling, general and administrative expenses	47	18%	40	14%	7	92	18%	74	13%	18
Research and development costs	8	3%	9	3%	(1)	17	3%	18	3%	(1)
Restructuring costs and other	—	0%	5	2%	(5)	5	1%	6	1%	(1)
Other operating expense (income), net	1	0%	(1)	(0)%	2	(16)
Earnings from operations before interest expense, pension income excluding service cost component, other expense (income), net and income taxes	2	1%	10	3%	(8)	9	2%	15	3%	(6)
Interest expense	15	6%	11	4%	4	30	6%	22	4%	8
Pension income excluding service cost component	(41)	(15)%	(41)	(14)%	—	(82)	(16)%	(81)	(14)%	(1)
Other expense (income), net	1	0%	3	1%	(2)	(1)	(0)%	(4)	(1)%	3
Earnings from operations before income taxes	27	10%	37	13%	(10)	62	12%	78	14%	(16)
Provision for income taxes	1	0%	2	1%	(1)	4	1%	10	2%	(6)
NET EARNINGS	$26	10%	$35	12%	$(9)	$58	11%	$68	12%	$(10)

Revenue

Current Quarter

For the three months ended June 30, 2024 revenues declined $28 million compared with the same period in 2023, primarily driven by lower volume as well as price and product mix declines in Print ($23 million and $1 million, respectively) and unfavorable foreign currency ($4 million). See segment discussions for additional details.

Year-to-Date

For the six months ended June 30, 2024 revenues declined $57 million compared with the same period in 2023, primarily driven by lower volume as well as price and product mix declines in Print ($47 million and $4 million, respectively), lower volume in Advanced Materials and Chemicals ($3 million) and unfavorable foreign currency ($4 million) partially offset by improved pricing and product mix within Advanced Materials and Chemicals ($2 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2024 was $5 million lower than the same period in 2023, primarily due to increased manufacturing costs ($5 million) partially offset by lower costs for aluminum ($2 million).  See segment discussions for additional details.

Year-to-Date

Gross profit for the six months ended June 30, 2024 was $6 million lower than the same period in 2023, primarily due to lower volumes and less favorable pricing and product mix in Print (each $3 million), lower volumes for Advanced Materials and Chemicals ($4 million) and increased manufacturing costs ($2 million) partially offset by improved pricing and product mix within Advanced Materials and Chemicals ($2 million) and lower costs for aluminum ($4 million).  See segment discussions for additional details.

[34]

Selling, General and Administrative Expenses

Current Quarter

Consolidated selling and general administrative expenses ("SG&A") increased $7 million in the three months ended June 30, 2024 compared to the prior year period primarily due to $1 million of income in the prior year quarter representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation and an increase in selling and administrative costs ($6 million) related to investments in information technology systems and organizational structure to drive further operational efficiencies, as well as costs associated with the drupa trade show and certain litigation matters.

Year-to-Date

Consolidated selling and general administrative expenses ("SG&A") increased $18 million in the six months ended June 30, 2024 compared to the prior year period due to $11 million of income in the prior year representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation. In addition, selling and administrative costs increased $9 million primarily related to investments in information technology systems and organizational structure to drive further operational efficiencies, as well as costs associated with the drupa trade show and certain litigation matters.  The costs increases were partially offset by a $1 million decline in equity compensation costs in the current year to date period.

Research and Development Costs

Consolidated research and development ("R&D") expenses in the three and six months ended June 30, 2024 remained relatively flat.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component remained relatively flat in the three and six months ended June 30, 2024.  Refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

Other Operating Expense (Income), Net

For details, refer to Note 9, "Other Operating Expense (Income), Net".

Other Expense (Income), Net

For details, refer to Note 10, "Other Expense (Income), Net".

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

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

[35]

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Print	$186	$215	$368	$424
Advanced Materials and Chemicals	73	72	132	133
Brand	4	4	8	8
All Other	4	4	8	8
Total	$267	$295	$516	$573

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Print	$—	$8	$-	$14
Advanced Materials and Chemicals	8	11	9	11
Brand	4	3	7	6
All other	—	1	1	1
Depreciation and amortization	(6)	(8)	(13)	(16)
Restructuring costs and other	—	(5)	(5)	(6)
Stock based compensation	(1)	(1)	(4)	(5)
Consulting and other costs (1)	(1)	1	(1)	11
Idle costs (2)	(1)	(1)	(1)	(1)
Other operating (expense) income, net (3)	(1)	1	16	—
Interest expense (3)	(15)	(11)	(30)	(22)
Pension excluding service cost component (3)	41	41	82	81
Other (expense) income, net (3)	(1)	(3)	1	4
Consolidated earnings from operations before income taxes	$27	$37	$62	$78

(1)

Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs included $1 million and $11 million of income in the three and six months ended June 30, 2023, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)	Consists of third‐party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)	As reported in the Consolidated Statement of Operations.

[36]

Kodak decreased employee benefit reserves by approximately $1 million in the six months ended June 30, 2024 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the six months ended June 30, 2024 impacted gross profit by approximately $1 million.  There was no change to employee benefit reserves in the three months ended June 30, 2024.

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended June 30, 2023, driven by changes in discount rates. The change in employee benefit reserves in the six months ended June 30, 2023 was less than $1 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and OPEB income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; other operating (expense) income, net and other (expense) income, net.

Kodak’s segments are measured using Operational EBITDA both before and after the allocation of corporate SG&A expenses. The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP. Research and development activities not directly related to the other segments are reported within the Advanced Materials and Chemicals segment.

PRINT SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$186	$215	$(29)	$368	$424	$(56)

Operational EBITDA	$—	$8	$(8)	$—	$14	$(14)
Operational EBITDA as a % of revenues	0%	4%		0%	3%

Revenues

Current Quarter

The decrease in Print revenues for the three months ended June 30, 2024 of approximately $29 million reflected lower volumes in Prepress consumables and Prepress service ($8 million and $2 million, respectively), lower volumes in Electrophotographic Printing Solutions consumables and service ($6 million), lower volumes in PROSPER equipment ($3 million), less favorable pricing in Prepress consumables ($2 million) and unfavorable foreign currency ($4 million).

Year-to-Date

The decrease in Print revenues for the six months ended June 30, 2024 of approximately $56 million reflected lower volumes in Prepress consumables and Prepress service ($21 million and $4 million, respectively), less favorable pricing in Prepress consumables ($5 million), lower volumes in Electrophotographic Printing Solutions consumables and service and Electrophotographic Printing Solutions equipment ($10 million and $3 million, respectively), lower volumes in Versamark consumables and service ($3 million), less favorable pricing and product mix in Prepress equipment ($2 million), lower volumes in PROSPER annuities and PROSPER components (each $2 million) and unfavorable foreign currency ($4 million) partially offset by favorable pricing in Electrophotographic Printing Solutions consumables and service ($3 million).

[37]

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended June 30, 2024 declined $8 million mainly reflecting higher selling and administrative costs ($4 million), higher manufacturing costs ($3 million) and less favorable pricing for Prepress consumables ($2 million) partially offset by lower costs for aluminum ($2 million) and favorable pricing in Electrophotographic Printing Solutions consumables and service ($2 million).

Year-to-Date

Print Operational EBITDA for the six months ended June 30, 2024 declined $14 million primarily reflecting higher selling and administrative costs ($6 million), less favorable pricing and lower volumes for Prepress consumables ($5 million and $3 million, respectively), higher manufacturing costs ($3 million) and lower volumes for Prepress service ($2 million) partially offset by lower costs for aluminum ($4 million) and favorable pricing in Electrophotographic Printing Solutions consumables and service ($3 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$73	$72	$1	$132	$133	$(1)

Operational EBITDA	$8	$11	$(3)	$9	$11	$(2)
Operational EBITDA as a % of revenues	11%	15%		7%	8%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended June 30, 2024 improved $1 million primarily from volume increases in Motion Picture ($2 million).

Year-to-Date

Advanced Materials and Chemicals revenues for the six months ended June 30, 2024 declined $1 million mainly due to lower volumes in Industrial Film and Chemicals ($5 million) partially offset by pricing and product mix improvements in Industrial Film and Chemicals ($2 million) and volume increases for Motion Picture ($1 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA declined $3 million for the three months ended June 30, 2024 mainly reflecting higher selling and administrative costs ($2 million) and higher manufacturing costs ($2 million), partially offset by price and product mix improvements in Industrial Film and Chemicals ($2 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA declined $2 million for the six months ended June 30, 2024 primarily driven by lower volumes in Industrial Film and Chemicals ($5 million) and higher selling and administrative costs ($2 million) partially offset by price and product mix improvements in Industrial Film and Chemicals ($3 million).

[38]

BRAND SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$4	$4	$—	$8	$8	$—

Operational EBITDA	$4	$3	$1	$7	$6	$1
Operational EBITDA as a % of revenues	100%	75%		88%	75%

There were no material changes in Brand revenues or Operational EBITDA for the three and six months ended June 30, 2024 compared to the prior year periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $0 million and $5 million for the three and six months ended June 30, 2024, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million and $4 million during the three and six months ended June 30, 2024, respectively.

The restructuring actions implemented in the first six months of 2024 are expected to generate future annual cash savings of approximately $9 million, which are expected to reduce future annual SG&A expenses and Cost of revenues by $4 million and $5 million, respectively. The majority of the annual savings are expected to be in effect by the end of the third quarter of 2024 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $251 million, a decrease of $4 million from December 31, 2023.

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

[39]

Available liquidity includes existing cash balances and cash flows from operating activities. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At June 30, 2024 and December 31, 2023 approximately $144 million and $167 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $107 million and $88 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of June 30, 2024 and December 31, 2023, outstanding inter-company loans to the U.S. were $453 million and $460 million, respectively, which include short-term inter-company loans from Kodak’s international finance center of $178 million and $173 million, respectively. In China, where approximately $34 million and $29 million of cash and cash equivalents was held as of June 30, 2024 and December 31, 2023, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an inter-company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The inter-company loan terms provide for it to be repaid over two years in four equal $20 million installments, the first of which was due by November 16, 2023 with the remaining installments due in 2024. The Company paid $2 million in the first quarter of 2024 and $10 million in the second quarter of 2024 towards the first $20 million installment.  The outstanding amount of the intercompany loan as of June 30, 2024 was $68 million.  The Company is evaluating alternatives for the remaining installments which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced. If the inter-company loan is not extended, refinanced or amended and the Hong Kong subsidiary does not pay any of the individual installments by the end of the 30-day grace period following notice by the Chinese subsidiary after a failure to pay on the due date of such installment, the Hong Kong subsidiary would default on the inter-company loan. The Chinese subsidiary has not issued notice to the Hong Kong subsidiary based on the failure to make any installment payment that has come due.

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

[40]

Amended and Restated Term Loan Credit Agreement

During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with net proceeds from the sale of Target Non-Core Assets (as defined in the Amended and Restated Term Loan Agreement).

Letter of Credit Facility Agreement
Approximately $27 million and $31 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement and L/C Facility Agreement as of June 30, 2024 and December 31, 2023, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $29 million and $32 million at June 30, 2024, and December 31, 2023, respectively, which was classified as Restricted Cash.

Cash Flow
Cash, cash equivalents and restricted cash balances were as follows:

	June 30,	December 31,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash	$360	$377

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2024	2023	Year-Over-Year Change
Cash flows from operating activities:
Net cash provided by operating activities	$10	$21	$(11)
Cash flows from investing activities:
Net cash used in investing activities	(2)	(11)	9
Cash flows from financing activities:
Net cash used in financing activities	(20)	(2)	(18)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(2)	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17)	$6	$(23)

Operating Activities

Net cash from operating activities declined $11 million for the six months ended June 30, 2024 as compared with the corresponding period in 2023 reflecting a decline in proceeds from insurance reimbursements ($16 million) and a refund from a governmental authority ($9 million), both received in the prior year period, a decrease in liabilities excluding borrowings and trade payables and increased investment in inventory partially offset by a decrease in trade receivables primarily due to $40 million of cash proceeds related to brand licensing received in the first quarter of 2024.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 decreased $9 million compared to the corresponding period in 2023 due to proceeds from the sale of assets ($17 million) partially offset by an increase in additions to properties ($8 million).

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 increased $18 million compared to the corresponding period in 2023 driven by the $17 million Amended and Restated Term Loan prepayment in the three months ending March 31, 2024.

[41]

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $9 million to its defined benefit pension and postretirement benefit plans in the first six months of 2024.  For the balance of 2024, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $6 million.

Kodak, in conjunction with the Kodak Retirement Income Plan Committee (“KRIP Committee”), continues to implement various actions to preserve and maximize the value of KRIP’s over-funding by reducing investment risk and improving the overall liquidity of KRIP.  During the first quarter of 2024, the KRIP Committee outsourced the investment management of the plan to NEPC, LLC.  Effective April 1, 2024, the KRIP Committee approved an updated investment policy that modified the target asset allocations by allocating a greater portion of KRIP’s assets to lower risk investments as well as interest rate hedging investments which aim to manage the liability interest rate risk associated with KRIP.  As contemplated by the updated investment policy, NEPC subsequently initiated the redemption of a substantial majority of KRIP’s hedge fund investments and expanded its interest rate hedging strategy with a portion of those proceeds.  During the second quarter of 2024, NEPC engaged a third-party broker to explore strategic options, including the potential secondary sale of KRIP’s private equity and certain other illiquid investments.

There can be no assurances that Kodak will receive excess assets from KRIP or concerning the timing or amount of any such receipt.  All liabilities of KRIP must be satisfied before any excess assets revert to Kodak, and any amounts that ultimately revert to Kodak will depend on the amount of KRIP’s liabilities and the future investment performance and value of its assets.  Also, any amount received will be subject to material excise tax and other obligations.  To the extent Kodak receives net proceeds from excess KRIP assets, Kodak must use such proceeds to pay down the Term Loans to defined levels pursuant to the Plan Reversion Proceeds provisions of the Amended and Restated Term Loan Credit Agreement before such proceeds would be available for other purposes.

Capital Expenditures

Cash flow from investing activities included $19 million of capital expenditures for the six months ended June 30, 2024. Kodak expects approximately $40 million to $55 million of total capital expenditures for 2024.

[42]

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The accounting policies most critical to the preparation of the consolidated financial statements and that require the most difficult, subjective or complex judgments are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K.  There have been no material changes in the Company's critical accounting policies or estimates since December 31, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), Kodak operates and conducts business in many foreign countries and as a result is exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact sales and net income.  For a discussion of the Company's exposure to market risk and how market risk is mitigated, refer to Part I, Item 1A "Risk Factors" and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", contained in the 2023 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended June 30, 2024

None.

(b)	Issuer purchases of equity securities during the quarter ended June 30, 2024

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
April 1 through 30	103,732	$4.58	n/a	n/a
May 1 through 31	70,334	4.97	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	174,066	$4.74

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

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

*(10.1)	Second Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan, as amended and restated, filed herewith.

[45]

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, filed herewith.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	Inline XBRL Instance Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or arrangement.

[46]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: August 8, 2024	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[47]