Form 10-Q
period 2024-09-30
EASTMAN KODAK CO
filed 2024-11-12
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2024
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

As of November 1, 2024, the registrant had 80.4 million shares of common stock, par value $0.01 per share, outstanding.

[1]

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2024

[2]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Sales	$221	$220	$654	$688
Services	40	49	123	154
Total revenues	261	269	777	842
Cost of revenues
Sales	185	183	534	571
Services	31	36	91	108
Total cost of revenues	216	219	625	679
Gross profit	45	50	152	163
Selling, general and administrative expenses	44	40	136	114
Research and development costs	8	7	25	25
Restructuring costs and other	1	1	6	7
Other operating income, net	—	—	(16)	—
(Loss) earnings from operations before interest expense, pension income excluding service cost component, loss on extinguishment of debt, other (income) charges, net and income taxes	(8)	2	1	17
Interest expense	14	14	44	36
Pension income excluding service cost component	(42)	(41)	(124)	(122)
Loss on extinguishment of debt	—	27	—	27
Other (income) charges, net	(1)	2	(2)	(2)
Earnings from operations before income taxes	21	—	83	78
Provision (benefit) for income taxes	3	(2)	7	8
NET EARNINGS	$18	$2	$76	$70

Basic net earnings per share attributable to Eastman Kodak Company common shareholders	$0.16	$—	$0.73	$0.68
Diluted net earnings per share attributable to Eastman Kodak Company common shareholders	$0.15	$—	$0.67	$0.64

Number of common shares used in basic and diluted net earnings per share
Basic	80.3	79.5	80.0	79.3
Diluted	92.7	79.5	92.1	90.5

The accompanying notes are an integral part of these consolidated financial statements.

[3]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET EARNINGS	$18	$2	$76	$70
Other comprehensive income (loss), net of tax:
Currency translation adjustments	12	(3)	—	(15)
Pension and other postretirement benefit plan obligation activity, net of tax	(7)	(6)	(20)	(135)
Other comprehensive income (loss), net of tax	5	(9)	(20)	(150)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$23	$(7)	$56	$(80)

The accompanying notes are an integral part of these consolidated financial statements.

[4]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2024	2023
ASSETS
Cash and cash equivalents	$214	$255
Trade receivables, net of allowances of $7 and $8, respectively	143	195
Inventories, net	241	217
Other current assets	44	45
Total current assets	642	712
Property, plant and equipment, net of accumulated depreciation of $481 and $470, respectively	190	169
Goodwill	12	12
Intangible assets, net	21	24
Operating lease right-of-use assets	28	30
Restricted cash	100	110
Pension and other postretirement assets	1,313	1,216
Other long-term assets	82	82
TOTAL ASSETS	$2,388	$2,355

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$128	$125
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	9	13
Other current liabilities	128	144
Total current liabilities	266	283
Long-term debt, net of current portion	460	457
Pension and other postretirement liabilities	232	237
Operating leases, net of current portion	24	24
Other long-term liabilities	208	213
Total liabilities	1,190	1,214

Commitments and Contingencies (Note 6)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	216	210

EQUITY
Common stock, $0.01 par value	—	—
Additional paid in capital	1,152	1,156
Treasury stock, at cost	(12)	(11)
Accumulated deficit	(419)	(495)
Accumulated other comprehensive income	261	281
Total shareholders’ equity	982	931
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,388	$2,355

The accompanying notes are an integral part of these consolidated financial statements.

[5]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net earnings	$76	$70
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	21	23
Pension and postretirement income	(111)	(109)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	—	2
Non-cash changes in workers' compensation and employee benefit reserves	1	(3)
Stock based compensation	5	6
Net gain from sale of assets	(17)	(1)
Loss on extinguishment of debt	—	27
Decrease (increase) in trade receivables	52	(16)
(Increase) decrease in miscellaneous receivables	(6)	10
Increase in inventories	(25)	(4)
Decrease in trade payables	(1)	(15)
(Decrease) increase in liabilities excluding borrowings and trade payables	(39)	23
Other items, net	33	8
Total adjustments	(87)	(49)
Net cash (used in) provided by operating activities	(11)	21
Cash flows from investing activities:
Additions to properties	(39)	(15)
Proceeds from sale of assets	17	—
Net cash used in investing activities	(22)	(15)
Cash flows from financing activities:
Net proceeds from Amended and Restated Term Loan Agreement	—	435
Repayment of Original Term Loan Credit Agreement	—	(316)
Repayment of Convertible Notes	—	(28)
Other debt acquisition costs	—	(1)
Repayment of Amended and Restated Term Loan Agreement	(17)	—
Preferred stock cash dividend payments	(3)	(3)
Treasury stock purchases	(1)	—
Net cash (used in) provided by financing activities	(21)	87
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(55)	88
Cash, cash equivalents and restricted cash, beginning of period	377	286
Cash, cash equivalents and restricted cash, end of period	$322	$374

The accompanying notes are an integral part of these consolidated financial statements.

[6]

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions)

	Nine-Month Period Ending September 30, 2024
	Eastman Kodak Company Common Shareholders
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	32	—	—	32	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(6)	—	(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2024	$—	$1,156	$(463)	$269	$(11)	$951	$212
Net earnings	—	—	26	—	—	26	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(7)	—	(7)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Equity (deficit) as of June 30, 2024	$—	$1,154	$(437)	$256	$(12)	$961	$214
Net earnings	—	—	18	—	—	18	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	12	—	12	—
Pension and other postretirement liability adjustments	—	—	—	(7)	—	(7)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of September 30, 2024	$—	$1,152	$(419)	$261	$(12)	$982	$216

(1)	Represents purchases of common stock to satisfy tax withholding obligations.

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
Other comprehensive (loss) (net of tax):
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

No accounting pronouncements were recently adopted by Kodak.

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

[9]

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$214	$255
Restricted cash reported in Other current assets	8	12
Restricted cash	100	110
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$322	$377

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities as of September 30, 2024 and December 31, 2023. In addition, as of December 31, 2023 restricted cash reported in Other current assets included an escrow of $3 million in China to secure ongoing obligations under a supply agreement associated with the strategic relationship with Lucky HuaGuang Graphics Co. Ltd. The escrow requirement under the supply agreement expired in the third quarter of 2024.

Restricted cash included $29 million and $32 million as of September 30, 2024 and December 31, 2023, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility Agreement. In addition, restricted cash as of both  September 30, 2024 and December 31, 2023 included $63 million representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash as of  September 30, 2024 and December 31, 2023 also included $6 million and $8 million, respectively, of security posted related to Brazilian legal contingencies.  In addition, restricted cash as of December 31, 2023 included $5 million of cash collateral posted in the United Kingdom for a letter of credit for aluminum purchases.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2024	2023
Finished goods	$100	$85
Work in process	78	68
Raw materials	63	64
Total	$241	$217

During the three months ended September 30, 2024, Kodak recorded an inventory reserve adjustment of $4 million in its Electrophotographic Printing Solutions business related to higher-than-expected volume declines for certain component and service parts sold to its installed base of printers.  The decline is due to the negative impact of recent pricing actions and ceasing the manufacturing of NEXFINITY printers effective December 2022.  The $4 million inventory reserve adjustment is recorded in Cost of revenues in the Consolidated Statement of Operations.

[10]

NOTE 4: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	September 30,	December 31,
(in millions)	2024	2023
Series B preferred stock	$97	$96
Series C preferred stock	119	114
Total	$216	$210

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

[11]

Embedded Conversion Features

The Company allocated $1 million to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series B Preferred Stock on the date of issuance which reduced the original carrying value of the Series B Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series B Preferred Stock embedded derivative as of both September 30, 2024 and December 31, 2023 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

[12]

Embedded Conversion Features

The Company allocated $2 million of the net proceeds received to a derivative liability based on the aggregate fair value of the embedded conversion feature of the Series C Preferred Stock on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other (income) charges, net in the Consolidated Statement of Operations. The fair value of the Series C Preferred Stock derivative as of both  September 30, 2024 and December 31, 2023 was a liability of $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date.

NOTE 5: LEASES

Income recognized on operating lease arrangements for the three and nine months ended September 30, 2024 and 2023 is presented below. Income recognized for sales-type lease arrangements for the three and nine months ended  September 30, 2024 and 2023 was $0 million and $1 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Lease income - operating leases:
Lease income	$3	$3	$7	$7
Variable lease income	1	1	4	4
Total lease income	$4	$4	$11	$11

NOTE 6: COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company had outstanding letters of credit of $27 million issued under the Amended and Restated Letter of Credit Facility Agreement ("L/C Facility Agreement") as well as bank guarantees and letters of credit of $1 million, surety bonds in the amount of $27 million, and restricted cash of $108 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Letter of Credit Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2024, Kodak’s Brazilian operations maintained accruals of approximately $3 million for claims aggregating approximately $86 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes associated with former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of September 30, 2024, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $40 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations.  The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024 and those operations are in the process of having the lien on those assets removed.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from  December 31, 2023 to September 30, 2024, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2023	$17
New extended warranty and maintenance arrangements deferred	58
Recognition of extended warranty and maintenance arrangement revenue	(62)
Deferred revenue on extended warranties as of September 30, 2024	$13

[15]

NOTE 8: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
September 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$126	$7	$—	$—	$133
Ongoing service arrangements	38	—	—	—	38
Total annuities	164	7	—	—	171
Equipment & software	18	—	—	—	18
Film and chemicals	—	63	—	—	63
Total Core	182	70	—	—	252
Growth products (2)	—	1	—	—	1
Other (3)	—	—	5	3	8
Total	$182	$71	$5	$3	$261

Nine Months Ended
September 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$388	$20	$—	$—	$408
Ongoing service arrangements	118	—	—	—	118
Total annuities	506	20	—	—	526
Equipment & software	44	1	—	—	45
Film and chemicals	—	179	—	—	179
Total Core	550	200	—	—	750
Growth products (2)	—	3	—	—	3
Other (3)	—	—	13	11	24
Total	$550	$203	$13	$11	$777

[16]

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

[17]

Geography (1):

Three Months Ended
September 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$56	$56	$5	$3	$120
Canada	4	1	—	—	5
North America	60	57	5	3	125
Europe, Middle East and Africa	74	6	—	—	80
Asia Pacific	43	8	—	—	51
Latin America	5	—	—	—	5
Total	$182	$71	$5	$3	$261

Nine Months Ended
September 30, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$173	$161	$13	$11	$358
Canada	11	2	—	—	13
North America	184	163	13	11	371
Europe, Middle East and Africa	234	17	—	—	251
Asia Pacific	118	23	—	—	141
Latin America	14	—	—	—	14
Total	$550	$203	$13	$11	$777

[18]

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

[19]

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at  September 30, 2024 and December 31, 2023 was $2 million and $1 million, respectively, and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at  September 30, 2024 and December 31, 2023 was $94 million and $100 million, respectively, of which $35 million and $37 million, respectively, was reported in Other current liabilities and $59 million and $63 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three and nine months ended September 30, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $9 million and $29 million, respectively, in 2024 and $6 million and $31 million, respectively, in 2023 and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities as of September 30, 2024 included $17 million and $24 million of cash payments received during the three and nine months ended September 30, 2024, respectively.  Contract liabilities as of  September 30, 2023 included $74 million and $85 million of cash payments received and amounts recorded in accounts receivable during the three and nine months ended September 30, 2023, respectively, including $49 million recorded in accounts receivable for long-term brand licensing agreements executed in the third quarter of 2023.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed. Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2024, there was approximately $93 million of unrecognized revenue from unsatisfied performance obligations. Approximately 5% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2024, 15% in 2025, 12% in each of 2026 and 2027 and 56% thereafter.

NOTE 9: OTHER OPERATING (INCOME) EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Gain on sale of assets (1)	$—	$—	$(17)	$(1)
Other	—	—	1	1
Total	$—	$—	$(16)	$—

(1)	In the first quarter of 2024, Kodak sold certain assets in the U.S. and recognized a gain of $17 million.

[20]

NOTE 10: OTHER (INCOME) CHARGES, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Interest income (1)	$(2)	$(1)	$(9)	$(11)
Loss on foreign exchange transactions	1	2	7	5
Change in fair value of embedded conversion features derivative liability	—	—	—	2
Other	—	1	—	2
Total	$(1)	$2	$(2)	$(2)

(1)

The first quarter of 2023 includes $9 million of interest income associated with a refund received from a governmental authority in a location outside the U.S. that was previously held by the governmental authority to guarantee tax disputes in that jurisdiction.

NOTE 11: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Earnings from operations before income taxes	$21	$—	$83	$78
Effective tax rate	14.3%	—	8.4%	10.3%
Provision (benefit) for income taxes	3	(2)	7	8
Provision for income taxes at U.S. statutory tax rate	4	0	17	16
Difference between tax at effective vs. statutory rate	$(1)	$(2)	$(10)	$(8)

For the three and nine months ended September 30, 2024, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% is primarily attributable to: (1) the impact related to existing valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S., (3) a provision associated with foreign withholding taxes on undistributed earnings and (4) changes in audit reserves.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%.  Many participating countries enacted changes which take effect in 2024. After considering the applicable tax law changes in the Pillar 2 implementation, Kodak determined there was no material impact to its tax provision for the three and nine months ended September 30, 2024.

[21]

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

NOTE 12: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$—	$3	$—	$10	$1	$10	$1
Interest cost	27	5	29	5	82	14	87	15
Expected return on plan assets	(62)	(5)	(64)	(5)	(187)	(14)	(192)	(15)
Amortization of:
Prior service cost	3	—	3	—	9	—	6	—
Actuarial (gain) loss	(9)	1	(8)	—	(28)	1	(22)	1
Net pension (income) expense before special termination benefits	(38)	1	(37)	—	(114)	2	(111)	2
Special termination benefits (1)	—	—	—	—	1	—	—	—
Net pension (income) expense from major plans	(38)	1	(37)	-	(113)	2	(111)	2
Other plans	—	—	—	—	—	1	—	—
Total net pension (income) expense	$(38)	$1	$(37)	$—	$(113)	$3	$(111)	$2

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net earnings	$18	$2	$76	$70
Less: Series B Preferred stock cash dividends	(1)	(1)	(3)	(3)
Less: Series C Preferred stock in-kind dividends	(2)	(1)	(5)	(4)
Less: Preferred stock deemed dividends	—	—	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	(2)	—	(9)	(8)
Net earnings available to common shareholders - basic	$13	$—	$58	$54

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$1	$—	$4	$4
Net earnings available to common shareholders - diluted	$14	$—	$62	$58

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of shares)	2024	2023	2024	2023
Weighted average shares — basic	80.3	79.5	80.0	79.3
Effect of dilutive securities
Unvested restricted stock units	1.7	—	1.6	0.9
Employee stock options	1.2	—	1.0	0.8
Series B Preferred Stock	9.5	—	9.5	9.5
Weighted average shares — diluted	92.7	79.5	92.1	90.5

The computation of diluted earnings per share for the three and nine months ended September 30, 2024 excluded the impact of (1) the assumed conversion of 1.2 million shares of Series C Preferred Stock and (2) the assumed exercise of 2.6 million outstanding employee stock options because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the nine months ended September 30, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock, (2) the assumed exercise of 3.9 million outstanding employee stock options and (3) the assumed vesting of 0.1 restricted stock units because the effects would have been anti-dilutive.

There was not income available to common shareholders for the three months ended September 30, 2023. Therefore, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak reported income available to common shareholders for the three months ended September 30, 2023, the calculation of diluted earnings per share would have included (1) the assumed vesting of 1.2 million unvested restricted stock units and (2) the assumed exercise of 1.1 million outstanding stock options.

The computation of diluted earnings per share for the three months ended September 30, 2023 excluded the impact of (1) the assumed exercise of 3.1 million outstanding stock options, (2) the assumed conversion of 1.0 million share of Series B Preferred Stock and (3) the assumed conversion of 1.1 million shares of Series C Preferred Stock because the effects would have been anti-dilutive.

[23]

NOTE 14: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of September 30, 2024 and December 31, 2023, there were 80.4 million and 79.6 million shares of common stock outstanding, respectively.

Preferred Stock

Series B Preferred stock issued and outstanding as of both  September 30, 2024 and  December 31, 2023 consisted of 1.0 million shares. Series C Preferred stock issued and outstanding as of September 30, 2024 and  December 31, 2023 consisted of 1.2 million shares and 1.1 million shares, respectively.

Treasury Stock

Treasury stock consisted of approximately 1.2 million and 1.0 million shares as of  September 30, 2024 and December 31, 2023, respectively.

NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss) by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Currency translation adjustments
Currency translation adjustments	$12	$(3)	$—	$(15)

Pension and other postretirement benefit plan changes
Newly established net loss	—	(1)	—	(89)
Newly established prior service cost	—	—	—	(29)
Tax provision	—	—	—	—
Newly established net loss and prior service cost, net of tax	—	(1)	—	(118)
Reclassification adjustments:
Amortization of prior service cost (1)	2	3	8	6
Amortization of actuarial gains (1)	(9)	(8)	(28)	(23)
Total reclassification adjustments	(7)	(5)	(20)	(17)
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	(7)	(5)	(20)	(17)
Pension and other postretirement benefit plan changes, net of tax	(7)	(6)	(20)	(135)
Other comprehensive income (loss)	$5	$(9)	$(20)	$(150)

(1)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

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

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment financial information is shown below:

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Print	$182	$196	$550	$620
Advanced Materials and Chemicals	71	64	203	197
Brand	5	4	13	12
All Other	3	5	11	13
Total	$261	$269	$777	$842

[25]

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Print	$(9)	$4	$(9)	$18
Advanced Materials and Chemicals	6	4	15	15
Brand	4	4	11	10
Total of reportable segments	1	12	17	43
All other	1	2	2	3
Depreciation and amortization	(8)	(7)	(21)	(23)
Restructuring costs and other (1)	(1)	(3)	(6)	(9)
Stock based compensation	(1)	(1)	(5)	(6)
Consulting and other costs (2)	—	(1)	(1)	10
Idle costs (3)	—	—	(1)	(1)
Other operating income, net (4)	—	—	16	—
Interest expense (4)	(14)	(14)	(44)	(36)
Pension income excluding service cost component (4)	42	41	124	122
Loss on extinguishment of debt (4)	—	(27)	—	(27)
Other income (charges), net (4)	1	(2)	2	2
Consolidated earnings from operations before income taxes	$21	$—	$83	$78

(1)	Restructuring costs and other for the three and nine months ended September 30, 2023 included $1 million and $7 million, respectively, which were reported as Restructuring costs and other in the Consolidated Statement of Operations. The remaining $2 million in each period represented inventory write-downs and were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

(2)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs included $1 million and $12 million of income in the three and nine months ended September 30, 2023, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(3)	Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(4)	As reported in the Consolidated Statement of Operations.

Kodak increased employee benefit reserves by approximately $2 million and $1 million in the three and nine months ended  September 30, 2024, respectively.  The increase in employee benefit reserves in the three and nine months ended September 30, 2024 was primarily due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three months ended  September 30, 2024 impacted gross profit and selling, general and administrative expenses (“SG&A”) by approximately $1 million each.  The increase in reserves in the nine months ended  September 30, 2024 did not have a significant impact on gross profit, R&D or SG&A.

Kodak decreased employee benefit reserves by approximately $3 million in the three and nine months ended September 30, 2023, primarily related to workers’ compensation reserves, driven by changes in discount rates. The change in employee benefit reserves in the three months ended September 30, 2023 impacted gross profit by approximately $2 million and SG&A by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2023 impacted gross profit by approximately $1 million and SG&A expenses by approximately $2 million.

[26]

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents consolidated earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; other operating income, net; loss on extinguishment of debt and other income (charges), net.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are remeasured through net income (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at September 30, 2024 and December 31, 2023 was approximately $253 million and $279 million, respectively. The majority of the contracts of this type held by Kodak as of September 30, 2024 and December 31, 2023 are denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net (gain) loss from derivatives not designated as hedging instruments	$(6)	$3	$4	$15

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2024 and 2023.

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

[27]

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of both  September 30, 2024 and December 31, 2023 was $3 million. The gross fair value of foreign currency forward contracts in a liability position as of both  September 30, 2024 and December 31, 2023 was $0 million.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2024.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $395 million and $396 million at September 30, 2024 and December 31, 2023, respectively.  The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both September 30, 2024 and December 31, 2023.

[28]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events or results to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2023 under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly reports on Form 10‐Q for the quarters ended March 31, 2024 and June 30, 2024, and in other filings the Company makes with the SEC from time to time, as well as the following:

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

Consolidated revenues in the  three and nine months ended September 30, 2024  were $261  million and $777 million, respectively,  decreases of $ 8  million ( 3% ) and $65  million (8%) when compared to the three and nine months ended September 30, 2023 .  Currency fluctuations had a favorable impact on revenues ($1 million) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.   Currency fluctuations had an unfavorable impact on revenues ($3 million) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Print revenues in the three and nine months ended September 30, 2024 were $182 million and $550 million, respectively, decreases of $14 million (7%) and $70 million (11%), respectively, compared to the prior year quarter and year-to-date period.  Print revenues accounted for 70% and 71% of Kodak’s total revenues for the three and nine months ended September 30, 2024, respectively.  Advanced Materials and Chemicals revenues in the three and nine months ended September 30, 2024 were $71 million and $203 million, respectively, an increase of $7 million (11%) and $6 million (3%) compared to the prior year quarter and year-to-date periods, respectively.

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

[30]

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

The Electrophotographic Printing Solutions business (the "EPS Business") within the Print Segment is experiencing higher than expected volume declines in 2024 due to the negative impact of recent pricing actions and ceasing the manufacturing of NEXFINITY printers effective December 2022.  During the three months ended September 30, 2024, Kodak recorded an inventory reserve adjustment of $4 million to reflect lower forecasted demand associated with certain component and service parts sold to its installed base of printers. As of September 30, 2024, the remaining net inventory balance for component and service parts approximated $5 million.  In addition, the EPS Business was notified during the third quarter of 2024 that the primary distributor of its black and white consumables and service parts initiated actions to accelerate the decline of this business and has significantly reduced its forecasted demand.  The EPS Business is exploring various options to realize the full value of this inventory, including contractual rights under the distributor agreement.  As of September 30, 2024, the net inventory for black and white consumables and service parts approximated $7 million.

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

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan. On September 28, 2023, Kodak filed petitions with the U.S. Department of Commerce (“Commerce Department”) and the U.S. International Trade Commission (“ITC”) requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates. After making an affirmative preliminary determination on November 15, 2023, on October 22, 2024 the ITC made a final determination that a U.S. industry is materially injured by reason of imports of aluminum lithographic printing plates from China and Japan that the Commerce Department has determined are sold at less than fair value and subsidized by the government of China. The Commerce Department conducted investigations to determine dumping and subsidy margins against imports of plates manufactured in China and Japan. The Commerce Department announced preliminary findings in its countervailing duty investigation on imports of plates manufactured in China on February 27, 2024 and announced preliminary findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan on April 26, 2024, which were amended with respect to plates from China on May 28, 2024. The Commerce Department announced final findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan and its countervailing duty investigation on imports of plates manufactured in China on September 23, 2024.  As a result of the determinations by the ITC and Commerce Department, duties are now being imposed on U.S. imports of plates as follows: (i) anti-dumping duties of 115.84% on such plates manufactured in China by Fuji and 317.43% on such plates manufactured in China by other entities (in each case, imposed on plates imported on or after May 1, 2024), (ii) countervailing duties of 35.66% on practically all such plates manufactured in China (imposed on plates imported on or after March 1, 2024), and (iii) anti-dumping duties of 91.83% on practically all such plates manufactured in Japan (imposed on plates imported on or after May 1, 2024). There can be no assurance that the duties imposed on imported plates will provide Kodak effective relief and will not be reduced or impaired by any appeal or other challenge.

Kodak is monitoring the events surrounding the conflicts involving Israel and the impact on the operations of its Israel subsidiary. A leased warehouse in Israel was destroyed in 2023; however, none of Kodak’s employees were injured. While the potential impact of future developments related to this conflict is difficult to predict at this time, Kodak has been able to adapt its operations to avoid material disruption to its business. The direct operations of Kodak’s Israel subsidiary are less than 1% of total consolidated revenue and assets as of September 30, 2024.

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2021 - 2023), and there were no material impacts on the consolidated results of operations as of and for the quarter ended September 30, 2024 from the wind-down activities.

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

[32]

●

Advanced Materials and Chemicals is using Kodak’s deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:

o	Electric Vehicle (“EV”)/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak utilizes its pilot coating facility to conduct development of coated electrodes for a variety of battery, fuel cell, and solar film companies as well as low volume manufacturing of electrodes. On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. (“Wildcat”), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery. Kodak also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies. Wildcat has granted Kodak certain rights to negotiate a production or licensing arrangement with Wildcat when and if Wildcat’s technology reaches commercial readiness. Kodak has utilized an existing production coating facility to manufacture coated substrates for EV cell assembly. Kodak is evaluating expansion or enhancement of this facility to serve a wider variety of production level customers.

o

Light-Blocking Technology - A proprietary technology initially developed for electrophotographic toners is being leveraged to commercialize a carbon‐less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics and also to manage ultraviolet and/or infrared light in addition to visible light. Kodak has installed a production-scale machine to coat fabrics in Eastman Business Park, located in Rochester, NY.

o

Transparent Antennas - Kodak plans to leverage its proprietary copper micro‐wire technologies and high‐resolution printing expertise to contract‐manufacture custom transparent antennas for automotive, commercial construction, and other applications requiring excellent radio frequency (“RF”) and optical performance. The integration of antennas is growing worldwide due to the rapid expansion of 5G and an overall increase in RF communications, and the ubiquity of glass surfaces makes transparent antennas attractive for multiple end‐use markets. Kodak is evaluating this unique printing technology and expertise for transparent heaters to be used in biomedical analytical devices and telecom applications such as satellite dishes.

o

Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceuticals, to implement an expansion into manufacturing Diagnostic Test Reagent solutions. Kodak has started construction of a Current Good Manufacturing Practice (“cGMP”) lab and manufacturing facility to manufacture reagents for healthcare applications within an existing building located at Eastman Business Park.  Production is scheduled to begin in 2025.

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

[33]

RESULTS OF OPERATIONS

2024 COMPARED TO 2023

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
(in millions)	2024	Sales	2023	Sales	$ Change	2024	Sales	2023	Sales	$ Change
Revenues	$261		$269		$(8)	$777		$842		$(65)
Cost of revenues	216		219		(3)	625		679		(54)
Gross profit	45	17%	50	19%	(5)	152	20%	163	19%	(11)
Selling, general and administrative expenses	44	17%	40	15%	4	136	18%	114	14%	22
Research and development costs	8	3%	7	3%	1	25	3%	25	3%	—
Restructuring costs and other	1	0%	1	0%	—	6	1%	7	1%	(1)
Other operating income, net	—	0%	—	0%	—	(16)	(2)%	—	0%	(16)
(Loss) earnings from operations before interest expense, pension income excluding service cost component, loss on extinguishment of debt, other (income) charges, net and income taxes	(8)	(3)%	2	1%	(10)	1	0%	17	2%	(16)
Interest expense	14	5%	14	5%	—	44	6%	36	4%	8
Pension income excluding service cost component	(42)	(16)%	(41)	(15)%	(1)	(124)	(16)%	(122)	(14)%	(2)
Loss on extinguishment of debt	—	0%	27	10%	(27)	—	0%	27	3%	(27)
Other (income) charges, net	(1)	(0)%	2	1%	(3)	(2)	(0)%	(2)	(0)%	—
Earnings from operations before income taxes	21	8%	—	0%	21	83	11%	78	9%	5
Provision (benefit) for income taxes	3	1%	(2)	(1)%	5	7	1%	8	1%	(1)
NET EARNINGS	$18	7%	$2	1%	$16	$76	10%	$70	8%	$6

Revenue

Current Quarter

For the three months ended September 30, 2024 revenues declined $8 million compared with the same period in 2023, primarily driven by lower volume in Print ($15 million) partially offset by favorable volume and price and product mix in Advanced Materials and Chemicals ($4 million and $3 million, respectively). See segment discussions for additional details.

Year-to-Date

For the nine months ended September 30, 2024 revenues declined $65 million compared with the same period in 2023, primarily driven by lower volume as well as price and product mix declines in Print ($63 million and $4 million, respectively) and unfavorable foreign currency fluctuations ($3 million) partially offset by improved pricing and product mix within Advanced Materials and Chemicals ($5 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2024 was $5 million lower than the same period in 2023, primarily due to the net change in employee benefit reserves ($3 million), current quarter inventory reserve adjustment in the EPS Business ($4 million) and higher aluminum costs ($5 million) partially offset by improved pricing and product mix and lower manufacturing costs in Advanced Materials and Chemicals ($2 million and $3 million, respectively) and higher restructuring and other costs in the prior year quarter ($2 million).  See segment discussions for additional details.

Year-to-Date

Gross profit for the nine months ended September 30, 2024 was $11 million lower than the same period in 2023, primarily due to lower volumes for Advanced Materials and Chemicals ($4 million), lower volumes and less favorable pricing and product mix in Print (each $2 million), an inventory reserve adjustment in the EPS Business ($4 million), the net change in employee benefit reserves ($2 million), higher aluminum costs ($1 million) and higher manufacturing costs ($3 million) partially offset by improved pricing and product mix within Advanced Materials and Chemicals ($4 million), lower depreciation expense and higher restructuring and other costs in the prior year (each $2 million).  See segment discussions for additional details.

[34]

Selling, General and Administrative Expenses

Current Quarter

Consolidated selling and general administrative expenses ("SG&A") increased $4 million in the three months ended September 30, 2024 compared to the prior year period primarily due to an increase in selling and administrative costs ($3 million) related to costs associated with certain litigation matters and $1 million of income in the prior year quarter representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation.

Year-to-Date

Consolidated SG&A increased $22 million in the nine months ended September 30, 2024 compared to the prior year period due to an increase of $12 million in selling and administrative costs primarily related to investments in information technology systems and organizational structure to drive further operational efficiencies, as well as costs associated with the drupa trade show and certain litigation matters. In addition, the prior year period had $12 million of income representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation.  The cost increases were partially offset by a $1 million decline in equity compensation costs in the current year to date period.

Research and Development Costs

Consolidated research and development ("R&D") expenses in the three and nine months ended September 30, 2024 remained relatively flat.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component remained relatively flat in the three and nine months ended September 30, 2024.  Refer to Note 12, "Retirement Plans and Other Postretirement Benefits".

Other Operating Income, Net

For details, refer to Note 9, "Other Operating (Income) Expense, Net".

Other (Income) Charges, Net

For details, refer to Note 10, "Other (Income) Charges, Net".

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

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

[35]

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Print	$182	$196	$550	$620
Advanced Materials and Chemicals	71	64	203	197
Brand	5	4	13	12
All Other	3	5	11	13
Total	$261	$269	$777	$842

Segment Operational EBITDA and Consolidated Earnings from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Print	$(9)	$4	$(9)	$18
Advanced Materials and Chemicals	6	4	15	15
Brand	4	4	11	10
All other	1	2	2	3
Depreciation and amortization	(8)	(7)	(21)	(23)
Restructuring costs and other (1)	(1)	(3)	(6)	(9)
Stock based compensation	(1)	(1)	(5)	(6)
Consulting and other costs (2)	—	(1)	(1)	10
Idle costs (3)	—	—	(1)	(1)
Other operating income, net (4)	—	—	16	—
Interest expense (4)	(14)	(14)	(44)	(36)
Pension income excluding service cost component (4)	42	41	124	122
Loss on extinguishment of debt (4)	—	(27)	—	(27)
Other income (charges), net (4)	1	(2)	2	2
Consolidated earnings from operations before income taxes	$21	$—	$83	$78

(1)	Restructuring costs and other for the three and nine months ended September 30, 2023 included $1 million and $7 million, respectively, which were reported as Restructuring costs and other in the Consolidated Statement of Operations. The remaining $2 million in each period represented inventory write-downs and were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

(2)	Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives, investigations and litigation. Consulting and other costs included $1 million and $12 million of income in the three and nine months ended September 30, 2023, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(3)	Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(4)	As reported in the Consolidated Statement of Operations.

[36]

Kodak increased employee benefit reserves by approximately $2 million and $1 million in the three and nine months ended September 30, 2024, respectively.  The increase in employee benefit reserves in the three months ended September 30, 2024 was primarily due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three and nine months ended September 30, 2024 impacted gross profit and selling, general and administrative expenses (“SG&A”) by approximately $1 million each. The increase in reserves in the nine months ended September 30, 2024 did not have a significant impact on gross profit, R&D or SG&A.

Kodak decreased employee benefit reserves by approximately $3 million in the three and nine months ended September 30, 2023, primarily related to workers’ compensation reserves, driven by changes in discount rates. The change in employee benefit reserves in the three months ended September 30, 2023 impacted gross profit by approximately $2 million and SG&A by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2023 impacted gross profit by approximately $1 million and SG&A expenses by approximately $2 million.

Segment Measure of Profit and Loss

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).

As demonstrated in the above table, Operational EBITDA represents consolidated earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; other operating income, net; loss on extinguishment of debt and other income (charges), net.

PRINT SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$182	$196	$(14)	$550	$620	$(70)

Operational EBITDA	$(9)	$4	$(13)	$(9)	$18	$(27)
Operational EBITDA as a % of revenues	5%	2%		2%	3%

Revenues

Current Quarter

The decrease in Print revenues for the three months ended September 30, 2024 of approximately $14 million reflected lower volumes and less favorable pricing in Prepress consumables ($8 million and $1 million, respectively), lower volumes in Electrophotographic Printing Solutions consumables and service and in Electrophotographic Printing Solutions equipment ($5 million and $1 million, respectively) and lower volumes in PROSPER equipment and VERSAMARK consumables and service (each $2 million).  These unfavorable impacts were partially offset by higher volume in PROSPER components and Prepress equipment ($3 million and $1 million, respectively) and more favorable pricing in Electrophotographic Printing Solutions consumables and service ($2 million).

Year-to-Date

The decrease in Print revenues for the nine months ended September 30, 2024 of approximately $70 million reflected lower volumes in Prepress consumables and Prepress service ($29 million and $4 million, respectively), lower volumes in Electrophotographic Printing Solutions consumables and service and Electrophotographic Printing Solutions equipment ($15 million and $5 million, respectively), less favorable pricing in Prepress consumables ($6 million), lower volumes in Versamark consumables and service ($5 million), lower volumes in PROSPER annuities and PROSPER equipment ($3 million and $4 million, respectively), less favorable pricing and product mix in Prepress equipment ($3 million) and unfavorable foreign currency ($3 million).  These unfavorable impacts were partially offset by favorable pricing in Electrophotographic Printing Solutions consumables and service ($5 million) and higher volume for PROSPER components ($1 million).

[37]

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended September 30, 2024 declined $13 million primarily related to higher costs for aluminum ($5 million), inventory reserve adjustment in Electrophotographic Printing Solutions ($4 million), lower volumes and less favorable pricing for Prepress consumables (each $1 million), higher SG&A ($1 million) and the net change in employee benefit reserves ($3 million) partially offset by favorable pricing in Electrophotographic Printing Solutions consumables and service and higher volumes for PROSPER equipment (each $2 million).

Year-to-Date

Print Operational EBITDA for the nine months ended September 30, 2024 declined $27 million primarily related to higher SG&A costs ($7 million), less favorable pricing and lower volumes for Prepress consumables ($6 million and $5 million, respectively), inventory reserve adjustment in Electrophotographic Printing Solutions ($4 million), higher manufacturing costs ($6 million), lower volumes for PROSPER components and Prepress service (each $2 million), the net change in employee benefit reserves ($2 million), unfavorable product mix for Prepress equipment ($1 million) and higher costs for aluminum ($1 million) partially offset by favorable pricing in Electrophotographic Printing Solutions consumables and service ($6 million) and higher volumes for PROSPER equipment and Electrophotographic Printing Solutions equipment ($3 million and $1 million, respectively).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$71	$64	$7	$203	$197	$6

Operational EBITDA	$6	$4	$2	$15	$15	$—
Operational EBITDA as a % of revenues	8%	6%		7%	8%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended September 30, 2024 improved $7 million primarily from volume increases and price and product mix improvements in Industrial Film and Chemicals ($5 million and $3 million, respectively).

Year-to-Date

Advanced Materials and Chemicals revenues for the nine months ended September 30, 2024 improved $6 million mainly due to pricing and product mix improvements in Industrial Film and Chemicals ($5 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA improved $2 million for the three months ended September 30, 2024 mainly due to lower manufacturing costs ($3 million) and price and product mix improvements in Industrial Film and Chemicals ($2 million) partially offset by changes in employee benefit reserves ($2 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA was flat for the nine months ended September 30, 2024 primarily driven by lower volumes in Industrial Film and Chemicals ($4 million), higher SG&A ($3 million) and the net change in employee benefit reserves ($1 million) offset by price and product mix improvements in Industrial Film and Chemicals ($5 million) and lower manufacturing costs ($3 million).

[38]

BRAND SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$5	$4	$1	$13	$12	$1

Operational EBITDA	$4	$4	$—	$11	$10	$1
Operational EBITDA as a % of revenues	80%	100%		85%	83%

There were no material changes in Brand revenues or Operational EBITDA for the three and nine months ended September 30, 2024 compared to the prior year periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $1 million and $6 million for the three and nine months ended September 30, 2024, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million and $6 million during the three and nine months ended September 30, 2024, respectively.

The restructuring actions implemented in the first nine months of 2024 are expected to generate future annual cash savings of approximately $10 million, which are expected to reduce future annual SG&A expenses and Cost of revenues by $5 million each. The majority of the annual savings are expected to be in effect by the end of 2024 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $214 million, a decrease of $41 million from December 31, 2023.

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

[39]

Available liquidity includes existing cash balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2024 and December 31, 2023 approximately $116 million and $167 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $98 million and $88 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of September 30, 2024 and December 31, 2023, outstanding inter-company loans to the U.S. were $463 million and $460 million, respectively, which include short-term inter-company loans from Kodak’s international finance center of $188 million and $173 million, respectively. In China, where approximately $36 million and $29 million of cash and cash equivalents was held as of September 30, 2024 and December 31, 2023, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an inter-company loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The inter-company loan terms provide for it to be repaid over two years in four equal $20 million installments, the first of which was due by November 16, 2023 with the remaining installments due in 2024. The Company paid $2 million in the first quarter of 2024 and $10 million in the second quarter of 2024 towards the first $20 million installment.  The outstanding amount of the intercompany loan as of September 30, 2024 was $68 million.  The Company is evaluating alternatives for the remaining installments which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced. If the inter-company loan is not extended, refinanced or amended and the Hong Kong subsidiary does not pay any of the individual installments by the end of the 30-day grace period following notice by the Chinese subsidiary after a failure to pay on the due date of such installment, the Hong Kong subsidiary would default on the inter-company loan. The Chinese subsidiary has not issued notice to the Hong Kong subsidiary based on the failure to make any installment payment that has come due.

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

Kodak believes its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond as necessary to ordinary changes in the business and economic environment. Kodak’s ability to adequately fund its long‐term liquidity, debt servicing and capital requirements will be dependent on generating positive cash flows from operations, managing world‐wide cash through intercompany loans, distributions or other mechanisms, and the ability to convert, redeem or extend the existing Series B and Series C Preferred Stock past their current maturities of May 26, 2026. To the extent the Series B or Series C Preferred

[40]

Stock maturity date is not extended and the shares remain outstanding, then the maturity date of the Term Loans under the Amended and Restated Term Loan Credit Agreement will be accelerated from August 15, 2028 to February 25, 2026. In addition, the maturity date of the Amended and Restated Letter of Credit Facility Agreement would be accelerated to 90 days prior to this date.

Amended and Restated Term Loan Credit Agreement

During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with net proceeds from the sale of Target Non-Core Assets (as defined in the Amended and Restated Term Loan Agreement).

Letter of Credit Facility Agreement
Approximately $27 million and $31 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of September 30, 2024 and December 31, 2023, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $29 million and $32 million at September 30, 2024, and December 31, 2023, respectively, which was classified as Restricted Cash.

Cash Flow
Cash, cash equivalents and restricted cash balances were as follows:

	September 30,	December 31,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash	$322	$377

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Year-Over-Year Change
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11)	$21	$(32)
Cash flows from investing activities:
Net cash used in investing activities	(22)	(15)	(7)
Cash flows from financing activities:
Net cash (used in) provided by financing activities	(21)	87	(108)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(5)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55)	$88	$(143)

Operating Activities

Net cash from operating activities declined $32 million for the nine months ended September 30, 2024 as compared with the corresponding period in 2023 reflecting a decline in proceeds from insurance reimbursements ($17 million) and a refund from a governmental authority ($9 million), both received in the prior year period, a decrease in liabilities excluding borrowings and trade payables and increased investment in inventory partially offset by a decrease in trade receivables primarily due to $40 million of cash proceeds related to brand licensing received in the first quarter of 2024.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 increased $7 million compared to the corresponding period in 2023 due to an increase in additions to properties ($24 million) partially offset by proceeds from the sale of assets ($17 million).

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 increased $108 million compared to the corresponding period in 2023 driven by the net proceeds of $90 million received in the third quarter of 2023 from the July 21, 2023 financing transactions and the $17 million Amended and Restated Term Loan prepayment in the three months ending March 31, 2024.

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $12 million to its defined benefit pension and postretirement benefit plans in the first nine months of 2024.  For the balance of 2024, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $3 million.

Kodak, in conjunction with the Kodak Retirement Income Plan Committee (“KRIP Committee”), continues to implement various actions to preserve and maximize the value of KRIP’s over-funding by reducing investment risk and improving the overall liquidity of KRIP.  During the first quarter of 2024, the KRIP Committee outsourced the investment management of the plan to NEPC, LLC.  Effective April 1, 2024, the KRIP Committee approved an updated investment policy that modified the target asset allocations by allocating a greater portion of KRIP’s assets to lower risk investments as well as interest rate hedging investments which aim to manage the liability interest rate risk associated with KRIP.  As contemplated by the updated investment policy, NEPC subsequently initiated the redemption of a substantial majority of KRIP’s hedge fund investments and expanded its interest rate hedging strategy with a portion of those proceeds.  During the second quarter of 2024, NEPC engaged a third-party broker to explore strategic options, including the potential secondary sale of KRIP’s private equity and certain other illiquid investments.  During the third quarter of 2024, the third-party broker initiated a secondary sale process for KRIP’s private equity and certain other illiquid investments.  Kodak and the KRIP Committee are currently in the process of analyzing the bids received from potential buyers.

There can be no assurances that KRIP will enter into any sale transaction or that Kodak will receive excess assets from KRIP or concerning the timing or amount of any such receipt.  All liabilities of KRIP must be satisfied before any excess assets revert to Kodak, and any amounts that ultimately revert to Kodak will depend on the amount of KRIP’s liabilities and the future investment performance and value of its assets.  Also, any amount received will be subject to material excise tax and other obligations.  To the extent Kodak receives net proceeds from excess KRIP assets, Kodak must use such proceeds to pay down the Term Loans to defined levels pursuant to the Plan Reversion Proceeds provisions of the Amended and Restated Term Loan Credit Agreement before such proceeds would be available for other purposes.

[42]

Capital Expenditures

Cash flow from investing activities included $39 million of capital expenditures for the nine months ended September 30, 2024. Kodak expects approximately $50 million to $60 million of total capital expenditures for 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of unregistered securities during the quarter ended September 30, 2024

None.

(b)	Issuer purchases of equity securities during the quarter ended September 30, 2024

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
July 1 through 31	28,767	$5.75	n/a	n/a
August 1 through 31	19,742	5.07	n/a	n/a
September 1 through 30	9,908	5.23	n/a	n/a
Total	58,417	$5.43

(1)	These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)	Kodak does not have a publicly announced repurchase plan or program.

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

EASTMAN KODAK COMPANY
(Registrant)

Date: November 12, 2024	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

[47]