Form 10-K
period 2024-12-31
EASTMAN KODAK CO
filed 2025-03-17
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on June 28, 2024, was approximately $345 million.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2025 was 80.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 21, 2025 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Eastman Kodak Company

Form 10-K

December 31, 2024

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

Print

The Print segment is comprised of four lines of business: the Prepress Solutions business, the Prosper business, the Software business and the Electrophotographic Printing Solutions business. Print segment products include digital offset plate offerings and computer-to-plate (“CTP”) imaging solutions, high-quality digital printing solutions using electrically charged toner-based technology, production press systems, consumables (primarily ink), inkjet components, software and services. The Print segment serves a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging/labels. Print products are sold to customers through both a direct sales team as well as indirectly through dealers and channel partners. Key competitors are Fuji, EC03, HP, Canon, Ricoh and Screen. Products and services included in Kodak’s offerings are described below.

This segment is experiencing challenges from higher raw material and other supply chain costs, competitive pricing pressures and declines in volume. Refer to the Business Overview and Strategy section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the opportunities and challenges related to the Print segment.

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
•
The Prosper business also includes KODAK VERSAMARK products which are the predecessor products to the Prosper business. Kodak has ceased manufacturing VERSAMARK Press Systems. Users of KODAK VERSAMARK products continue to purchase ink and other consumables as well as service from Kodak. Applications of the VERSAMARK products include publishing, transactional, commercial print and direct mail.
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
•
Kodak ceased manufacturing of NEXFINITY printers effective December 2022. Kodak continues to offer ink and other consumables as well as provide service to its installed base of printers.

Net sales for the Prepress Solutions business accounted for 54%, 56% and 59% of Kodak’s total net revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of four lines of business: the Industrial Film and Chemicals business, the Motion Picture business, the Advanced Materials and Functional Printing business and the IP Licensing and Analytical Services business. Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers. Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 33% of total Advanced Materials and Chemicals segment revenues in 2024 and 34% and 32% in 2023 and 2022, respectively. Products and services included in Kodak’s offerings are described below.

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
•
Motion Picture:
•
Includes the motion picture film business serving the entertainment industry. Motion picture products are sold directly to studios, external laboratories, distributors, and independent filmmakers.
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
•
Functional Printing concentrates on contract manufacturing, development partnerships, and/or licensing opportunities in very high-resolution micro-3D printing solutions such as printed electronics, printed transparent heaters, and printed transparent antennas. Development partnerships may include non-recurring engineering payments for Kodak’s efforts to further develop such technologies into components or sub-systems for their products. Also, a portfolio of products is offered to enable others to utilize functional printing.

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

Refer to the Business Overview and Strategy section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the opportunities related to Advanced Materials and Chemicals growth initiatives.

Net sales for Industrial Film and Chemicals business accounted for 21%, 18% and 15% of Kodak’s total net revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

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

RAW MATERIALS

The raw materials used by Kodak are many and varied and are generally readily available. Lithographic aluminum is the primary material used in the manufacture of offset printing plates. Kodak procures lithographic aluminum coils from several suppliers with pricing largely based on prevailing market prices for aluminum. Electronic components are used in the manufacturing of commercial printers and other electronic devices. The film and chemicals business uses many raw materials, including silver, from a broad range of suppliers. While most raw materials are generally available from multiple sources, certain key electronic components, other components and specialty chemicals included in the finished goods manufactured by Kodak and manufactured by and purchased from Kodak’s third-party suppliers are obtained from single or limited sources, which subjects Kodak to supply risks. Refer to Item 1A, "Risk Factors" and the Executive Overview section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of the economic environment and other global events for additional information.

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

In addition to patents, Kodak’s intellectual property includes know-how in many of the areas noted above, but in other businesses as well, such as color negative films, processing and print films, and manufacturing of unregulated KSMs for the pharmaceutical industry.

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

HUMAN CAPITAL

As of the end of 2024, Kodak employed approximately 3,900 employees across 29 countries. Kodak’s success depends on identifying, attracting, engaging, developing, and retaining a highly skilled workforce in multiple areas within Kodak. Outside the U.S. there are employees in certain countries that are represented by unions or similar organizations, such as works councils, or are covered by collective bargaining agreements.

Kodak utilizes temporary staffing programs to develop a pipeline of talent and provide additional support during peak periods. This includes working closely with local schools to provide apprentice and intern programs. Less than 2% of its workforce is temporary.

The Company has a code of conduct policy that requires the fair treatment of all employees and a zero tolerance policy for harassment or intimidation. Kodak conducts code of conduct training with employees and managers on an annual basis.

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

ITEM 1A. RISK FACTORS

Kodak operates in rapidly changing economic and technological environments which present numerous risks and uncertainties. The risk factors described below, if realized, could have a material adverse effect on Kodak’s business, financial condition, and results of operations and make an investment in our securities risky. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, and instead reflect Kodak’s beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect Kodak in the future. The risks and uncertainties described below are not the only ones Kodak faces. Kodak’s operations could also be affected by factors, events, or uncertainties that are not presently known to Kodak or that Kodak currently does not consider to present significant risks to Kodak’s business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that Kodak faces. You should carefully consider these risks and uncertainties in addition to other information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section and the consolidated financial statements and related notes.

Summary of Risk Factors

The following is a summary of the risk factors Kodak faces. The list is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks Kodak faces include:

Summary of Risks Related to Kodak’s Business and Operations

•
Kodak’s business, financial condition and results of operations have been and may continue to be adversely affected by global economic and geopolitical conditions, including wars and other hostilities, medical epidemics, inflation, fluctuations in interest rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and slowdowns in customer demand.
•
The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate our business.
•
Kodak’s ability to receive reversion proceeds from the termination and liquidation of the Kodak Retirement Income Plan (KRIP), if any, and the amount and timing of such receipts, are subject to factors beyond Kodak’s control.
•
If Kodak is unable to continue successful development, funding, and commercialization of products in businesses upon which we are focused or do so within an acceptable timeframe, Kodak’s financial performance could be adversely affected.
•
If Kodak is unable to successfully or timely implement cost structure reductions, Kodak’s business, financial condition and results of operations could be negatively affected.
•
The loss of one or more of Kodak’s key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
•
If Kodak cannot effectively anticipate or rapidly respond to technology trends and develop and market new products to respond to changing customer needs and preferences, our revenue, earnings and cash flow could be adversely affected.
•
Kodak is exposed to risks associated with expanding into related or new markets and industries.
•
Kodak’s investment in new products and services may not achieve expected returns.
•
If Kodak does not manage product reliability, yield and quality, our product launch plans may be delayed, our financial results may be adversely impacted, and our reputation may be harmed.
•
Aging manufacturing facilities and equipment could lead to failures of equipment and systems.
•
If Kodak fails to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.
•
If Kodak cannot protect the intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.
•
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
•
Failure to successfully manage the development and improvement of IT systems could diminish or delay any anticipated efficiencies and operational improvements, and our operations and business could be disrupted.
•
Emerging issues related to development and use of artificial intelligence ("AI") could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.

•
Kodak’s inability to effectively complete and manage strategic transactions could adversely impact our business performance, including our financial results.
•
If the reputation of Kodak or its brand erodes significantly, it could have a material impact on our financial results.
•
Increased competition, including price competition, could have a material adverse impact on Kodak’s revenue, gross margins, cash flow and market share.
•
Business disruptions could seriously harm Kodak’s future revenue and financial condition.
•
Kodak relies on third-party suppliers and service providers to support our manufacturing, logistics, and business operations and faces the risks associated with reliance on external business partners.
•
Due to the nature of the products we sell and Kodak’s worldwide distribution, Kodak is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity costs which, together with the impacts of changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, may adversely impact our results of operations and financial position.
•
Kodak faces additional costs and risks associated with our worldwide business operations.
•
An inability to provide competitive financing arrangements to Kodak’s customers or extension of credit to customers whose creditworthiness deteriorates could adversely impact our revenue, profitability and financial position.

Summary of Risks Related to Kodak’s Indebtedness and Access to Capital Markets

•
The Company’s substantial monetary obligations require a portion of our cash flow to be used to fund other obligations rather than be invested in the business and could adversely affect our ability to fund our operations.
•
The availability of letters of credit under the Amended and Restated Letter of Credit Facility Agreement ("Amended and Restated L/C Facility Agreement") is limited by the amount of cash on deposit with the administrative agent.
•
Kodak may desire additional capital funding and such capital may not be available to us and/or may be limited.
•
There can be no assurance the Company will be able to comply with the terms of our various credit facilities.
•
The current non-investment grade status and Kodak’s financial condition may adversely impact Kodak’s commercial operations, increase our liquidity requirements and increase the cost of refinancing opportunities. We may not have adequate liquidity to post required amounts of additional collateral.

Summary of Legal, Regulatory and Compliance Risks

•
Legal proceedings and governmental investigations could have a material adverse effect on our business operations and prospects, reputation, financial condition, results of operations and stock price.
•
Our business and financial condition can be impaired by improper conduct by any of our employees, agents, or business partners.
•
Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on Kodak’s reputation, results of operations or financial condition.
•
Failure to comply with environmental laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on our business, results of operations and financial condition.
•
Failure to effectively manage Environmental, Social, and Governance (ESG)-related expectations could impact Kodak's operational success, financial performance and investor confidence.
•
If Kodak fails to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on Kodak’s operations, investor confidence in our business and the trading prices of our securities.
•
Kodak may have additional tax liabilities.

•
Changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, may have a material adverse effect on our business, financial condition and results of operations.
•
Kodak’s future pension and other postretirement benefit plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, market performance of plan assets and obligations imposed by legislation or pension authorities which could adversely affect our financial position, results of operations, and cash flow.
•
Kodak may be required to recognize impairments in the value of our trade name and/or other long-lived assets which could adversely affect our results of operations.

Summary of Risks Related to the Company’s Common Stock

•
The conversion of the Series B Preferred Stock and Series C Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock.
•
The holder of the Series C Preferred Stock may influence the composition of the Board and future actions taken by the Board.
•
The resale of the Company’s common stock may adversely affect the price of our common stock.
•
The resale of a significant portion of the Company’s securities or certain accumulations or transfers of the Company’s securities could result in a change of control of the Company and the loss of favorable tax attributes.
•
The Company’s stock price has been and may continue to be volatile.

Risks Related to Kodak’s Business and Operations

Kodak’s business, financial condition and results of operations have been and may continue to be adversely affected by global economic and geopolitical conditions, including the impact of wars and other hostilities, medical epidemics, inflation, fluctuations in interest rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and slowdowns in customer demand.

Worsening global economic conditions, including those associated with the war in Ukraine, the conflicts involving Israel, medical epidemics, heightened levels of inflation, fluctuations in interest rates and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, could have material adverse impacts on Kodak’s business, cash flows, employees, suppliers, customers, and others’ ability to conduct business, including increased operational costs, extended business shutdowns, reduced operations, restrictions or interruptions in shipping, manufacturing or installing products, reduced consumer demand and the reduced ability of our customers to make payments. Accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay, and our liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions.

Due to the global economic impact of the war in Ukraine, the conflicts involving Israel, medical epidemics, heightened levels of inflation, fluctuations in interest rates and uncertainty in the U.S trade policy, we have and may continue to experience additional operating costs due to increased cost of energy, shipping, raw materials and labor, limited availability of raw materials and component products, delays in shipping and transportation and a decline in customer demand. Kodak’s products contain aluminum, silver, petroleum-based or other commodity-based raw materials, the prices of which have significantly increased, and could continue to increase. Ongoing disruptions in our supply chain could affect our ability to continue to meet customer demand for our products and services. Continued or worsening operational and global economic conditions could materially affect our business, financial condition or results of operations. The extent to which the global economic conditions affect our results will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information which may emerge concerning the continued impact of the war in Ukraine and the conflicts involving Israel, any escalation thereof, and the impact of the international response thereto. For additional discussion regarding known impacts of the war in Ukraine, the conflicts involving Israel and the global economic environment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ in this Annual Report on Form 10-K.

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

Kodak’s business may not generate cash flow in an amount sufficient to enable us to pay the principal or mandatory redemption price of, or interest and dividends on, the senior secured first lien term loans (the “Term Loans”) borrowed under the Amended and Restated Credit Agreement (the "Credit Agreement"), dated June 30, 2023, by and among the Company, the lenders party thereto (the “Term Loan Lenders”), and Alter Domus (US) LLC, as Administrative Agent (the “Term Loan Credit Agreement”), the 4.0% Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), and the 5.0% Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, restructuring actions, collateral requirements, strategic acquisitions, investments and alliances and other general corporate requirements.

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

Kodak’s ability to receive reversion proceeds from the termination and liquidation of the Kodak Retirement Income Plan (KRIP), if any, and the amount and timing of such receipts, are subject to factors beyond Kodak’s control.

On January 21, 2025, the Board of Directors of Kodak approved the termination of KRIP effective March 31, 2025, and no further benefits will accrue under KRIP following such date. Following the determination and satisfaction of KRIP’s liabilities, Kodak should be entitled to a reversion of any remaining KRIP assets subject to tax obligations and the funding of a qualified defined benefit retirement plan as a replacement for KRIP. Kodak’s receipt of reversion proceeds, if any, the amount of such proceeds and the timing of any such receipt are subject to factors beyond its control, including the actual amounts realized from the monetization of KRIP’s assets, the timing of conversion of KRIP’s investments into cash or other liquid assets, fluctuations in the amount of KRIP’s liabilities and the effectiveness of KRIP’s hedging strategy to mitigate such fluctuations, the availability of an annuity product to satisfy KRIP’s annuity obligations at an acceptable cost and on acceptable terms, the ability to engage an independent fiduciary and otherwise satisfy applicable fiduciary duties, any claims or lawsuits with respect to such matters or seeking to impede contemplated actions, regulatory review and approval of various aspects of the terms of KRIP, KRIP’s activities, and the termination and liquidation process, and possible changes in laws, regulations, or processes relating to any of the foregoing.

If Kodak is unable to continue successful development, funding, and commercialization of products in businesses upon which we are focused or do so within an acceptable timeframe, Kodak’s financial performance could be adversely affected.

Kodak has focused our investments in print, advanced materials, and chemicals. These investment areas include digital printing using commercial inkjet, high resolution functional printing for electronic and optical solutions, specialty chemicals (including pharmaceutical and reagent products), coated materials used in EV/energy storage batteries and smart materials for light control and 3D printing. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for Kodak to grow these businesses, improve margins and achieve our financial objectives. Additionally, Kodak’s strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties, including the geopolitical environment. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that Kodak’s ability to successfully execute our strategy will be unaffected by external factors. If Kodak is unsuccessful in growing our investment businesses as planned, or perceiving the needs of our target customers, Kodak’s results of operations, financial condition and liquidity could be adversely affected.

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

In order to be successful, Kodak must continue to attract, retain and motivate executives and other key employees across the Company. Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in Kodak’s targeted growth markets, is critical to our future. The impact of the COVID-19 pandemic resulted in increased attrition and significant shifts in the labor market and employee expectations. Given our business is highly technical and specialized, it would be difficult to replace the loss of any of our key employees. The increased focus from the current administration on immigration is also a factor in identifying technical and specialized talent. Kodak may be unable to attract and retain highly qualified management and employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain qualified individuals, key leaders, executives and employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, which could adversely affect Kodak’s business and results of operations.

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

Kodak is exposed to risks associated with expanding into related or new markets and industries.

As part of our growth strategy, we seek to continue to expand into related or new markets and industries, either with our existing products or with new products developed internally, or those developed in collaboration with third parties, or obtained through acquisitions. Our ability to successfully expand our business into related or new markets and industries may be adversely affected by a number of factors, including:

•
the need to devote additional resources to develop new products for, and operate in, new markets;
•
the need to develop new sales and technical marketing strategies, and to develop relationships with new customers;
•
differing rates of profitability and growth among multiple businesses;
•
our ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;
•
the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;
•
the adoption of new business models, business processes and systems;
•
the complexity of entering into and effectively managing strategic alliances or partnering opportunities;
•
new materials, processes and technologies;
•
the need to attract, motivate and retain employees with skills and expertise in these new areas;
•
new and more diverse customers and suppliers, including some with limited operating histories, uncertain or limited funding, evolving business models or locations in regions where we do not have, or have limited, operations;
•
new or different competitors with potentially more financial or other resources, industry experience and established customer relationships;
•
entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices and requirements;
•
third parties’ intellectual property rights; and
•
the need to comply with, or work to establish, industry standards and practices.

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

Therefore, in certain jurisdictions, Kodak may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. Also, some of Kodak’s businesses and some of our products rely on key technologies developed or licensed by third parties and, because of the rapid pace of technological change in the information technology ("IT") industry, we may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all.

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

To effectively manage our global business, Kodak depends on secure and reliable IT systems with accurate data. These systems and their underlying infrastructure are provided by a combination of Kodak and third parties, and if unavailable or unreliable, could disrupt Kodak’s operations, causing delays or cancellation of customer orders, impeding the manufacturing or delivery of products, delaying the reporting of financial results, or impacting other business processes critical to running our business.

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

Kodak is implementing improvements to IT systems to more effectively manage our global business and implement our strategic plans. If Kodak is unable to successfully manage the development, improvement and transition of IT systems and unable to effectively design or execute controls over the development, improvement and transition of IT systems, anticipated efficiencies and operational improvements may be delayed or diminished, and we may experience cost overruns, disruption in our operations, or other business or reputational harm, any of which could have a material adverse effect on Kodak’s results of operations, business and financial condition.

Emerging issues related to the development and use of artificial intelligence ("AI") could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed and may not provide the benefits sought to be achieved by the implementation of AI. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. This includes actual and pending orders and laws by the U.S. federal government, the European Union and other jurisdictions in which we operate. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and may damage our reputation or otherwise materially harm our business.

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

In order to successfully pursue strategic transactions, Kodak must identify suitable sellers, buyers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Transaction risk can be more pronounced for larger and more complicated transactions or when multiple transactions are pursued simultaneously. Strategic transactions may involve the following risks and challenges that could negatively impact our results of operations and cash flows:

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

Due to the nature of the products we sell and Kodak’s worldwide distribution, Kodak is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity costs which, together with the impacts of changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, may adversely impact our results of operations and financial position.

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
•
We will have to use a significant part of our cash flow or cash balances to make payments on our debt and the Series B Preferred Stock and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion; and
•
Adverse economic or industry conditions may have more of a negative impact.

The Company cannot be sure cash generated from our businesses will be as high as we expect, or our expenses will not be higher than we expect. Because a portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by customer demand. A lower amount of cash generated from our businesses or higher than expected expenses, when coupled with our debt obligations, could adversely affect Kodak’s ability to fund our operations.

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

If L/C Cash Collateral is not maintained to support 104% of the letters of credit outstanding, $27 million as of December 31, 2024, under the Amended and Restated L/C Facility Agreement, the Company would be required to place additional cash on deposit with the administrative agent within one business day of a demand. Additional cash would also be required to be deposited if Kodak desires to have additional letters of credit issued.

Additional L/C Cash Collateral would be classified as restricted cash and would not be available to support ongoing working capital and investment needs.

Kodak may desire additional capital funding and such capital may not be available to us and/or may be limited.

Kodak may desire to raise additional capital, including to support on-going operations, pursue additional growth opportunities, strategic transactions or additional reorganization initiatives or refinance or redeem outstanding debt or preferred stock. Because of Kodak’s current non-investment grade credit rating and financial condition, and/or the current volatility and tightening in the financial and credit markets, Kodak’s access to the capital markets may be limited.

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

Legal proceedings in general, and securities, class action and patent infringement litigation and regulatory investigations in particular, can be expensive and disruptive. Kodak has been and continues to be subject to litigation and other proceedings that have diverted, and may continue to divert, the attention of Kodak’s employees, management and board of directors. In addition, such proceedings have resulted in, and may continue to result in, significant legal expense and related costs. Kodak’s insurance, to the extent maintained, may not cover ongoing or future legal or other proceedings. We are unable to predict how long the legal proceedings to which we are currently subject will continue. See Note 11, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding certain legal proceedings in which Kodak is involved. An unfavorable outcome of any legal proceeding may have an adverse impact on our reputation, business, financial condition and results of operations, prospects, or stock price.

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

Examples of data privacy laws include (but are not limited to) the EU’s General Data Protection Regulation (“GDPR”) and ePrivacy laws, California’s Consumer Privacy Act (“CCPA”) and other U.S. state privacy laws, China’s Personal Information Protection Law (“PIPL”), and Brazil’s General Data Protection Law (“LGPD”). These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Additionally, the application of existing and new laws in the areas of cloud services and AI is evolving, and we may face challenges monitoring and complying with these requirements.

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

Failure to effectively manage ESG-related expectations could impact Kodak's operational success, financial performance and investor confidence.

Expectations regarding Environmental, Social and Governance (ESG)-related matters are intensifying, evolving, and may vary, presenting both challenges and opportunities for Kodak. Inadequate management of ESG-related matters—such as greenhouse gas emissions, responsible sourcing, human rights, and corporate governance—could undermine our operational efficiency. Evolving regulations and increasing scrutiny from investors and authorities could lead to legal issues, loss of customers and talent, and higher operational costs. Non-compliance with ESG standards, including reporting standards, stakeholder expectations or failure to achieve ESG goals, could damage our market reputation, erode investor confidence, and reduce demand for our products and services. This, in turn, could negatively impact our financial stability and necessitate additional resources to rebuild our reputation.

If Kodak fails to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on Kodak’s operations, investor confidence in our business and the trading prices of our securities.

Kodak is required to maintain disclosure controls and procedures and internal controls over financial reporting that are effective for the purposes described in Item 9A, “Controls and Procedures.” The existence of a material weakness in Kodak’s internal controls may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions, which could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on Kodak’s business, financial condition, cash flow results of operations or the trading price of Kodak’s stock.

Kodak may have additional tax liabilities.

We earn our income in both in the U.S. and abroad and, as such, are subject to the tax laws in the U.S. and numerous foreign jurisdictions. Current economic and political conditions can impact these tax laws. Proposals to reform U.S. and foreign tax laws could significantly impact how Kodak is taxed on its global earnings. In August 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”). This became effective January 1, 2023. There was no impact on our provision for income taxes from the CAMT for the year ended December 31, 2024.

Additionally, The Organization for Economic Co-operation and Development ("OECD") has led efforts to devise, and to permanently implement, a two-pillar solution to global tax challenges. These pillars focus on global profit allocations and provide for a global minimum effective corporate tax rate of 15%. A number of countries have enacted or are proposing to enact legislation that aligns with the directives set forth in the two-pillar solution; many of which were effective for the 2024 year. While the effects of the legislation enacted in 2024 did not have a material effect on our effective tax rate or cash flows, future changes could increase tax uncertainty and have an adverse impact on our effective tax rate and cash flow.

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

Changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, may have a material adverse effect on our business, financial condition and results of operations.

While limited in specificity, the U.S. federal government administration has recently announced changes in trade policies and imposed or increased tariffs on imports into the country. There is significant uncertainty about the future relationship between the U.S. and other countries impacted by such trade policies and tariffs. We cannot predict what further action may be taken with respect to trade policies, tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade between the impacted nations and the U.S. and could have an adverse effect on Kodak's operations or financial position.

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

In past years, Kodak has experienced variability in the costs of these defined benefit pension and postretirement benefit obligations as a result of macro-economic factors beyond our control, including variability in investment returns on pension plan assets, and changes in discount rates and mortality rates used to calculate pension and related liabilities. At least some of these macro-economic factors may again put pressure on the cost of providing pension and benefits. Actions designed to mitigate this risk were taken with respect to KRIP, which included increasing the liquid nature of KRIP’s assets and hedging KRIP’s liabilities; however, these actions may not fully achieve the desired objectives. Similarly, there can be no assurance we will succeed in limiting cost increases with respect to other obligations.

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

The 1,000,000 outstanding shares of the Company’s Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 9.5238 shares of common stock per share of Series B Preferred Stock and the 1,196,441 outstanding shares of the Company’s Series C Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 10 shares of common stock per share of Series C Preferred Stock. The outstanding shares of Series C Preferred Stock are expected to increase as a result of the payment of dividends. As a result of the conversion of any issued and outstanding Series B Preferred Stock or Series C Preferred Stock (collectively, the “Convertible Securities”), the Company’s existing shareholders will own a smaller percentage of our outstanding common stock. Based on the capitalization of the Company as of December 31, 2024, the conversion of all Convertible Securities would result in the issuance to holders thereof of approximately 21% of the outstanding common stock after giving effect to such conversion. Further, additional shares of common stock may be issuable pursuant to certain other features of the Convertible Securities, with such issuances being further dilutive to existing holders of common stock.

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

As of December 31, 2024, the holder of the Series C Preferred Stock holds approximately 13% of the voting power of the Company on an as-converted basis. As a result, this holder may have the ability to influence future actions by the Company requiring shareholder approval.

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

Holders of the Convertible Securities and holders of large blocks of the Company’s common stock collectively have a significant influence over matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of such securities collectively would be able to cause a significant change in the ownership of the Company by selling a sufficient portion of the Company’s securities held by them. If such a transaction, in combination with other transactions in securities of the Company which have already occurred or future issuances of securities by the Company, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially. Certain accumulations or transfers of the Company’s outstanding securities not involving these holders, could also cause such an “ownership change.” For more information on the Company’s tax attributes refer to Note 17, “Income Taxes” in the Notes to Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” The interests of the holders of the Convertible Securities and holders of large blocks of the Company’s common stock may not always coincide with the interests of the other holders of our common stock.

The Company’s stock price has been and may continue to be volatile.

The market price of the Company’s common stock experienced extreme volatility in recent years. Future announcements or disclosures concerning the Company, our strategic initiatives, our sales and profitability, quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Kodak has implemented various processes designed to help assess, identify and manage risk from cybersecurity threats. Kodak's cybersecurity program follows the structure and objectives of the U.S. National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and is designed to satisfy multi-jurisdictional regulatory requirements. Key areas of Kodak's cybersecurity risk management processes and strategy currently include:

•
Cross-Functional Collaboration and Coordination. Our IT security operations and risk management team (“IT Security Team”), led by our Chief Information Security Officer (“CISO”), has first line responsibility for the implementation and operation of our cybersecurity risk management processes. However, this team works together with other internal teams to coordinate efforts, priorities and oversight. These include:

o
our IT Risk Council (the “Council”), which is comprised of key leaders from stakeholder groups throughout the Company and led by our CISO, and meets monthly to review metrics and discuss risks and recent events;
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
•
Routine Evaluation and Assessment of Systems and Processes. We routinely evaluate our IT systems and infrastructure, including with respect to system security, and regularly implement upgrades to improve system functionality and performance as well as to enhance security. Security controls are routinely assessed by our annual general controls audit and other audits and assessments as well as a thorough assessment performed during the annual cyber insurance application process. In addition to periodic in-depth evaluations of our systems and processes, we monitor our IT systems and processes on a regular basis with the goal of identifying and remediating real and potential threats as they arise.
•
Security Awareness Program to Train and Test Personnel. We operate a security awareness program that includes regular, mandatory trainings for relevant personnel on data protection and malware detection, policy and process awareness, periodic phishing simulations and other kinds of preparedness testing.
•
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
•
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

We engage third-party providers to assist us with our cybersecurity risk management and strategy. Examples of services provided by these third-party providers include threat monitoring, incident response support, testing, mitigation strategies, updates on emerging trends and developments and policy guidance. Prior to exchanging any sensitive data or integrating with key third-party providers, we assess their security fitness against our risk posture and request changes as we deem necessary. Security controls are imposed through comprehensive standard terms and conditions that include privacy and incident reporting requirements, and third parties are periodically re-evaluated for security risk.

Since the beginning of the last fiscal year, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Risks Related to Kodak’s Business and Operations—Cyber-attacks or other data security incidents that disrupt Kodak’s operations or result in the breach or other compromise of proprietary of confidential information about our workforce, our customers, or other third parties could disrupt our business, harm our reputation, cause us to lose customers, and expose us to costly regulatory enforcement and litigation, any of which could lead to material adverse effects on Kodak’s results of operations, business and financial condition” in this Form 10-K.

Governance

Consistent with the overall risk management governance structure, management is responsible for the day-to-day management of cybersecurity risk while the Board and its Audit and Finance Committee perform an oversight function.

Board Oversight. The Board has delegated to its Audit and Finance Committee the responsibility for overseeing cybersecurity risk exposures in addition to our broader risk management program. Management (including the Chief Information Officer (“CIO”) and the CISO) reports at least annually to the Audit and Finance Committee on information security and data privacy and protection. These presentations address a wide range of topics, including trends in cyber threats and the status of initiatives intended to bolster security systems and the cyber readiness of personnel.

Management’s Role. The IT Security Team addresses and responds to cyber risk, including cyber risks related to security architecture and engineering, identity and access management and security operations. The team oversees compliance with the cybersecurity framework within the organization and facilitates cybersecurity risk management activities throughout the organization. The IT Security Team also assists with the review and approval of policies, completes benchmarking against applicable standards, and oversees the security awareness program.

The IT Security team is led by the CISO. The CISO reports to the CIO who, in turn, reports to the Executive Chairman and Chief Executive Officer. The CISO has 40 years of IT experience, with over 20 of those focused on IT security functions and strategies. Collectively, the other members of the IT Security Team have decades of relevant education and experience and maintain a wide range of industry certifications. Cybersecurity training is provided for the IT Security Team upon joining the IT Security Team, on an annual basis and more frequently when necessary.

As noted previously, the CISO is a member of the Council, which meets monthly to provide operational direction to the IT Security Team considering the evolving risk landscape. The IT Security Team and the Council, through ongoing communication, help monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The CISO or CIO, in consultation with the Council and other members of senior management, reports such threats and incidents to the Audit and Finance Committee, as appropriate. These reports may be included in, or in addition to, the regular annual reports to the Audit and Finance Committee.

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

Name	Age	Positions Held
James V. Continenza	62	Executive Chairman and Chief Executive Officer
David E. Bullwinkle	50	Chief Financial Officer and Senior Vice President
Roger W. Byrd	59	General Counsel, Secretary and Senior Vice President
Richard T. Michaels	51	Chief Accounting Officer and Corporate Controller
Terry R. Taber	70	Chief Technical Officer, Vice President, Senior Vice President Advanced Materials and Chemicals

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

In past board service, he was a founding Board Member of the Innovation & Material Sciences Institute and served on the Executive Advisory Board of FIRST Rochester (For Inspiration and Recognition of Science and Technology). Taber currently serves on the George Eastman Museum Board, effective June 2018. He also serves on the Board of the Greater Rochester Chamber of Commerce and on the Board of Trustees for Roberts Wesleyan University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KODK.”

There were 594 shareholders of record of common stock on March 6, 2025.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2024 or 2023.

Dividends for common shareholders may be restricted under Kodak’s debt and preferred stock agreements.

PERFORMANCE GRAPH

The following is not deemed “filed” with the SEC and shall not be incorporated by reference into any filing Kodak makes under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below shows Eastman Kodak Company's cumulative 5-Year total shareholder return on common stock, the cumulative total returns of the Russell 2000 index and the S&P 600 Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

Comparison of 5 Year Cumulative Total Return
Among Eastman Kodak Company, the Russell 2000 Index, and the S&P Small Cap 600 Information Technology Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Estman Kodak Company
Russell 2000
S&P 600 Information Technology

The stock price performance included in this graph is not indicative of, or intended to forecast, future stock price performance.

Sales of unregistered securities during the year ended December 31, 2024

None.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED December 31, 2024

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (2)
October 1 through 31, 2024	4,461	$4.77	N/A	N/A
November 1 through 30, 2024	78,637	$7.22	N/A	N/A
December 1 through 31, 2024	—	$—	N/A	N/A
Total	83,098	$7.09
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

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or outcomes, or timing of actual results or outcomes, to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events, results or outcomes, or their timing, to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and in other filings the Company makes with the SEC from time to time, as well as the following:

•
Kodak’s ability to improve and sustain its operating structure, cash flow, profitability and other financial results;
•
Kodak’s ability to achieve strategic objectives, cash forecasts, financial projections, and projected growth;
•
Kodak’s ability to achieve the financial and operational results contained in its business plans;
•
Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak's continued ability to manage world-wide cash through intercompany loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;
•
Kodak's receipt of projected reversion proceeds from the liquidation of KRIP at the time contemplated;
•
Kodak’s ability to fund continued investments, capital needs and collateral requirements and service its debt and Series B Preferred Stock and Series C Preferred Stock;
•
Changes in foreign currency exchange rates, commodity prices, interest rates and tariff rates;
•
The impact of the global economic environment, including inflationary pressures, geopolitical issues such as the war in Ukraine and the conflicts involving Israel, medical epidemics, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;
•
Kodak’s ability to effectively compete with large, well-financed industry participants or with competitors whose cost structure is lower than Kodak’s;
•
The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by the war in Ukraine, the conflicts involving Israel, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and residual effects of the COVID-19 pandemic;
•
Kodak’s ability to comply with the covenants in its various credit facilities;

•
Kodak’s ability to effectively anticipate technology and industry trends, including related to AI, and develop and market new products, solutions and technologies, including products based on its technology and expertise that relate to industries in which it does not currently conduct material business;
•
Kodak’s ability to effect strategic transactions, such as investments, acquisitions, strategic alliances, divestitures and similar transactions, or to achieve the benefits sought to be achieved from such strategic transactions;
•
Kodak’s continued ability to manage, defend and resolve a variety of current and legacy claims without incurring material losses or disruptions to its business and to bear the costs associated with such claims;
•
Kodak’s ability to discontinue, sell or spin-off certain non-core businesses or operations, or otherwise monetize assets; and
•
The potential impact of force majeure events, cyber‐attacks or other data security incidents or IT outages that could disrupt or otherwise harm Kodak’s operations.

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

The following MD&A provides a historical and prospective narrative on the Company’s financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Cross references to Notes in this MD&A are to the Notes in the Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data". The discussion of the Company’s financial condition and results of operations for the year ended December 31, 2023 compared to 2022 is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10–K for the year ended December 31, 2023.

EXECUTIVE OVERVIEW

Consolidated revenues in the year ended December 31, 2024 were $1.043 billion, a decline of $74 million (7%) from 2023. Currency fluctuations impacted revenue unfavorably in 2024 compared to 2023 ($3 million).

Print revenues, which accounted for 71% of Kodak’s total revenues in 2024, declined by $91 million (11%) compared to 2023. Advanced Materials and Chemicals revenue improved $16 million (6%) from 2023 to 2024.

Economic Environment and Other Global Events:

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S. Current global economic conditions remain highly volatile due to the uncertain and unpredictable macroeconomic environment, heightened levels of inflation, the war in Ukraine, the conflicts involving Israel, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and other global events which impacted Kodak’s operations. Kodak is experiencing revenue declines and increased manufacturing costs for certain businesses due to lower volumes and increases in labor, material and distribution costs, as well as supply chain disruptions and shortages in materials and labor.

Kodak has implemented various pricing actions and customer-focused initiatives to mitigate the impact of increased manufacturing costs, primarily within its Print and Advanced Materials and Chemicals segments. Largely beginning in the latter part of the second quarter of 2021, in order to mitigate the impact of higher aluminum, energy and packaging costs within Prepress Solutions, the Print segment implemented pricing actions on purchases of plates that continue to be periodically reviewed and adjusted accordingly. In addition, the Advanced Materials and Chemicals segment implemented various pricing actions primarily within its Industrial Films and Chemicals and Motion Picture businesses.

The Print segment is experiencing a slowdown in customer demand for plates that negatively impacted volume due to current global economic conditions and the impact of pricing actions. In addition to the pricing actions and customer initiatives described above, Kodak has implemented supply chain and workforce optimization, productivity improvements and other cost savings activities. The combined actions have largely mitigated the impact of lower volumes and increased manufacturing costs. However, the potential worsening of economic conditions, continued decreases in volume and increases in manufacturing and other costs without further price increases, productivity improvements or other cost saving measures, could unfavorably impact this segment's operating results.

The Electrophotographic Printing Solutions business (the "EPS Business") within the Print Segment experienced higher than expected volume declines in 2024. During the third quarter of 2024, Kodak recorded an inventory reserve adjustment of $4 million resulting from higher-than-expected volume declines for certain component and service parts sold to its installed base of NEXFINITY printers due to the negative impact of recent pricing actions and ceasing the manufacturing of NEXFINITY printers effective December 2022. During the fourth quarter of 2024, Kodak recorded an inventory reserve adjustment of $4 million related to EPS Business black and white consumables and service parts due to the reduction in forecasted demand communicated from its primary distributor. As of December 31, 2024, the carrying value of inventory for the EPS Business was approximately $7 million.

The Advanced Materials and Chemicals segment has also experienced labor shortages in certain manufacturing areas. Increased demand for consumer film products along with manufacturing equipment limitations and labor shortages have contributed to increased backorders. During 2024, the Advanced Materials and Chemicals segment reduced the amount of backorders compared to levels seen in prior years. This was driven by increased headcount and capital investments in equipment upgrades and new equipment that increased capacity and streamlined processes. Increased demand for film products may continue to place stress on manufacturing equipment and the labor force without further investment or additional hiring in specific areas.

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

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan. On September 28, 2023, Kodak filed petitions with the U.S. Department of Commerce ("Commerce Department") and the U.S. International Trade Commission ("ITC") requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates. After making an affirmative preliminary determination on November 15, 2023, on October 22, 2024 the ITC made a final determination that a U.S. industry is materially injured by reason of imports of aluminum lithographic printing plates from China and Japan that the Commerce Department has determined are sold at less than fair value and subsidized by the government of China. The Commerce Department conducted investigations to determine dumping and subsidy margins against imports of plates manufactured in China and Japan. The Commerce Department announced preliminary findings in its countervailing duty investigation on imports of plates manufactured in China on February 27, 2024 and announced preliminary findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan on April 26, 2024, which were amended with respect to plates from China on May 28, 2024. The Commerce Department announced final findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan and its countervailing duty investigation on imports of plates manufactured in China on September 23, 2024.  As a result of the determinations by the ITC and Commerce Department, duties are now being imposed on U.S. imports of plates as follows: (i) anti-dumping duties of 115.84% on such plates manufactured in China by Fuji and 317.43% on such plates manufactured in China by other entities (in each case, imposed on plates imported on or after May 1, 2024), (ii) countervailing duties of 35.66% on practically all such plates manufactured in China (imposed on plates imported on or after March 1, 2024), and (iii) anti-dumping duties of 91.83% on practically all such plates manufactured in Japan (imposed on plates imported on or after May 1, 2024). There can be no assurance that the duties imposed on imported plates will provide Kodak effective relief and will not be reduced or impaired by any appeal or other challenge.

Kodak is monitoring the events surrounding the conflicts involving Israel and the impact on the operations of its Israel subsidiary. A leased warehouse in Israel was destroyed in 2023; however, none of Kodak’s employees were injured. While the potential impact of future developments related to this conflict is difficult to predict at this time, Kodak has been able to adapt its operations to avoid material disruption to its business. The direct operations of Kodak’s Israel subsidiary were less than 1% of total consolidated revenue and assets in 2024.

Kodak also continues to monitor the events surrounding the war in Ukraine and the various sanctions imposed in response to the war. Kodak believes it is in compliance with all sanctions. Kodak has experienced worldwide supply constraints for aluminum and increased energy and transportation costs due in part to the war in Ukraine. The extent to which the war in Ukraine will continue to impact the global economy and Kodak's business and operations remains uncertain.

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2024, 2023 and 2022), and there were no material impacts to the consolidated results of operations for the years ended December 31, 2024 and 2023 from the wind-down activities.

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
•
Generate profitable revenues through a focus on customers across Kodak’s Print segment, increasing overall share;
•
Promote the use of film and expand the applications of Kodak’s film and chemicals to best utilize the existing infrastructure; and
•
Continue to invest in automation and streamline processes to drive cost reductions and operating efficiencies.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•
Print's digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA Process Free Plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA Process Free Plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. The segment's digital plate products are experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs through a combination of pricing actions, improved production efficiency and cost reduction initiatives. In addition, Kodak seeks to offset the impact of short-term and long-term market dynamics on pricing and volume pressures through innovations in Kodak product lines, including investing in digital print technologies.
•
In Print's digital printing businesses, the PROSPER Inkjet Systems product offerings are expected to grow and continue to build profitability. Kodak launched the PROSPER 7000 Turbo Press in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long run jobs from conventional printing processes to inkjet. Kodak completed the placement of the first PROSPER 7000 Turbo Press in the third quarter of 2023. Investment in the next generation technology, ULTRASTREAM, is focused on the ability to place ULTRASTREAM writing systems in Kodak branded presses and in various original equipment manufacturers in applications ranging from commercial print to packaging. The first flexible packaging printing system utilizing Kodak's ULTRASTREAM inkjet technology was placed during the second quarter of 2022. In addition, Kodak officially launched the KODAK PROSPER ULTRA 520 Digital Press utilizing Kodak's ULTRASTREAM inkjet technology, which offers offset print quality in a smaller footprint. Kodak completed the placement of the first KODAK PROSPER ULTRA 520 Digital Press in the fourth quarter of 2023.
•
Advanced Materials and Chemicals segment is using Kodak's deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:
•
EV/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak utilizes its pilot coating facility to conduct development of coated electrodes for a variety of battery, fuel cell, and solar film companies as well as low volume manufacturing of electrodes. On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. ("Wildcat"), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery. Wildcat continues to explore and assess various options and alternatives to fund the future development and commercialization of this technology which may impact the value of Kodak's investment or dilute Kodak's ownership in Wildcat. Kodak also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies. Wildcat has granted Kodak certain rights to negotiate a production or licensing arrangement with Wildcat when and if Wildcat’s technology reaches commercial readiness. Kodak has utilized an existing production coating facility to manufacture coated substrates for EV cell assembly. Kodak is evaluating expansion or enhancement of this facility to serve a wider variety of production level customers.

•
Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceutical products, to implement an expansion into manufacturing Diagnostic Test Reagent solutions. Kodak has started construction of a Current Good Manufacturing Practice ("cGMP") lab and manufacturing facility to manufacture reagents for healthcare applications within an existing building located at EBP. Production is scheduled to begin in 2025.
•
Light-Blocking Technology - A proprietary technology initially developed for electrophotographic toners is being leveraged to commercialize a carbon‐less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics and also to manage ultraviolet and/or infrared light in addition to visible light. Kodak has installed a production-scale machine to coat fabrics in EBP, located in Rochester, NY and continues to explore strategic alternatives in order to commercialize this technology.
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
•
The Company remains interested in working with governmental agencies to leverage its assets and technology to on-shore manufacturing of pharmaceutical and other healthcare materials.
•
Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at EBP, which helps cost absorption for both Kodak operations and tenants at EBP.
•
Kodak plans to capitalize on its intellectual property through new business or licensing opportunities in 3D printing materials, smart material applications and printed electronics markets.

RESULTS OF OPERATIONS

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of	$ Change vs.
(in millions)	2024	Sales	2023	Sales	2023
Revenues	$1,043		$1,117		$(74)
Cost of revenues	840		907		(67)
Gross profit	203	19%	210	19%	(7)
Selling, general and administrative expenses	179	17%	159	14%	20
Research and development costs	33	3%	34	3%	(1)
Restructuring costs and other	8	1%	7	1%	1
Other operating (income) expense, net	(10)	(1%)	6	1%	(16)
(Loss) earnings from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other income, net and income taxes	(7)	(1%)	4	0%	(11)
Interest expense	59	6%	52	5%	7
Pension income excluding service cost component	(173)	(17%)	(161)	(14%)	(12)
Loss on early extinguishment of debt	—	—	27	2%	(27)
Other income, net	(3)	(0%)	(1)	(0%)	(2)
Earnings from continuing operations before income taxes	110	11%	87	8%	23
Provision for income taxes	8	1%	12	1%	(4)
NET EARNINGS	$102	10%	$75	7%	$27

Revenues

For the year ended December 31, 2024, revenues declined approximately $74 million compared with 2023 primarily due to lower volume as well as price and product mix declines in Print ($82 million and $5 million, respectively) and unfavorable foreign currency fluctuations ($3 million), partially offset by improved pricing and product mix and higher volume in Advanced Materials and Chemicals ($12 million and $3 million, respectively) and higher volume in Brand ($2 million). See segment discussions for additional details.

Gross Profit

Gross profit for 2024 declined approximately $7 million compared with 2023, primarily due to lower margins in Advanced Materials and Chemicals ($5 million), lower volumes and less favorable pricing and product mix in Print ($4 million and $2 million, respectively), inventory reserve adjustments in the EPS Business ($8 million) and higher aluminum costs ($4 million), partially offset by improved pricing and product mix within Advanced Materials and Chemicals ($11 million), higher restructuring costs in the prior year ($2 million), improved volume in Brand ($2 million) and the net change in employee benefits reserves ($1 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A increased $20 million in 2024 primarily due to investments in information technology systems ($2 million) and changes in organizational structure ($2 million) to drive further operational efficiencies, as well as costs associated with the drupa trade show ($2 million) and certain litigation matters ($7 million). In addition, the prior year had $15 million of income representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation. These cost increases were partially offset by a decline in equity compensation costs ($1 million), the net change in employee benefits reserves ($1 million) and reduction in other SG&A costs ($6 million).

Research and Development Costs

Consolidated R&D expenses were relatively flat in 2024 compared with 2023.

Restructuring Costs and Other

These costs, as well as restructuring costs reported in Cost of revenues, are discussed under the "Restructuring Costs and Other" section in this MD&A and Note 18, “Restructuring Costs and Other."

Interest Expense

The increase in interest expense in 2024 of $7 million represents the full year of interest expense associated with the refinancing transactions that closed in the third quarter of 2023. Refer to Note 8, “Debt and Credit Facilities” for further information.

Other Operating (Income) Expense, Net

For details, refer to Note 15, “Other Operating (Income) Expense, Net.”

Pension Income

For details, refer to Note 19, “Retirement Plans."

Loss on Early Extinguishment of Debt

For details, refer to Note 8, "Debt and Credit Facilities."

Other Income, Net

For details, refer to Note 16, “Other (Income) Charges, Net.”

Provision for Income Taxes

For details, refer to Note 17, “Income Taxes.”

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2024	2023
(in millions)
Print	$737	$828
Advanced Materials and Chemicals	271	255
Brand	20	17
Total of reportable segments	1,028	1,100
All Other revenues	15	17
Consolidated total	$1,043	$1,117

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents the earnings from continuing operations before income taxes excluding non-service cost components of pension and other postemployment benefits income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; other operating income (expense), net; loss on early extinguishment of debt; interest expense and other income, net.

Segment Operational EBITDA and Consolidated Earnings from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2024	2023
Print	$(8)	$20
Advanced Materials and Chemicals	17	10
Brand	17	15
All Other Operational EBITDA	2	2
Depreciation and amortization	(28)	(30)
Restructuring costs and other	(8)	(10)
Stock-based compensation	(6)	(7)
Consulting and other costs (1)	(1)	13
Idle costs (2)	(2)	(3)
Other operating income (expense), net (3)	10	(6)
Interest expense (3)	(59)	(52)
Pension income excluding service cost component (3)	173	161
Loss on early extinguishment of debt (3)	—	(27)
Other income, net (3)	3	1
Consolidated earnings from continuing operations before income taxes	$110	$87

(1)
Consulting and other costs are primarily professional services and internal costs associated with certain corporate strategic initiatives and litigation. Consulting and other costs include $15 million of income in the year ended December 31, 2023, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $20 million of insurance reimbursement in 2023 of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.
(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.
(3)
As reported in the Consolidated Statement of Operations.

In 2024, Kodak decreased employee benefit reserves by $2 million primarily reflecting a decrease in workers’ compensation reserves driven by changes in discount rates. The decrease in reserves in 2024 impacted gross profit and SG&A each by approximately $1 million.

In 2023, Kodak decreased employee benefit reserves by $1 million primarily reflecting a reduction in workers’ compensation reserves driven by changes in discount rates. The decrease in reserves in 2023 impacted SG&A by approximately $1 million.

PRINT SEGMENT

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Revenues	$737	$828	$(91)

Operational EBITDA	(8)	20	(28)
Operational EBITDA as a % of revenues	(1%)	2%

Revenues

The decrease in Print revenues of approximately $91 million in 2024 primarily reflected reduced volumes in Prepress Solutions ($46 million), volume declines in Electrophotographic Printing Solutions ($24 million), less favorable pricing in Prepress Solutions ($10 million), lower volumes in Prosper ($10 million), declines in Software volume ($2 million) and unfavorable foreign currency ($3 million). The unfavorable impacts were partially offset by favorable pricing and product mix in Electrophotographic Printing Solutions ($5 million).

Operational EBITDA

Print Operational EBITDA declined approximately $28 million in 2024, and was primarily related to inventory reserve adjustments in Electrophotographic Printing Solutions ($8 million), higher SG&A costs ($9 million), lower volumes and less favorable pricing in Prepress Solutions ($9 million and $8 million, respectively) and higher aluminum costs ($4 million). These unfavorable impacts were partially offset by favorable pricing and product mix in Electrophotographic Printing Solutions ($6 million) and volume changes for Prosper ($4 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Revenues	$271	$255	$16

Operational EBITDA	17	10	7
Operational EBITDA as a % of revenues	6%	4%

Revenues

The improvement in Advanced Materials and Chemicals revenues of approximately $16 million in 2024 was primarily the result of pricing and product mix improvements in Industrial Film and Chemicals ($11 million) and volume increases in Motion Picture ($3 million).

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved approximately $7 million in 2024, and primarily reflected improved pricing and product mix in Industrial Film and Chemicals ($11 million), higher volumes in Motion Picture ($1 million) and lower research and development and manufacturing costs ($2 million and $1 million, respectively), partially offset by lower margins in Industrial Film and Chemicals ($6 million) and higher SG&A costs ($3 million).

BRAND SEGMENT

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Revenues	$20	$17	$3

Operational EBITDA	17	15	2
Operational EBITDA as a % of revenues	85%	88%

There were no material changes to Brand revenues or Operational EBITDA in 2024.

RESTRUCTURING COSTS AND OTHER

2024

Restructuring actions taken in 2024 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and administrative, and research and development functions.

As a result of these actions, for the year ended December 31, 2024, Kodak recorded $8 million of charges which were reported in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $7 million for the year ended December 31, 2024.

The restructuring actions implemented in 2024 are expected to generate future annual cash savings of approximately $12 million. These savings are expected to reduce future annual Cost of revenues and SG&A expenses by $5 million and $7 million, respectively. Kodak expects the majority of the annual savings to take effect by the end of 2025 as actions are completed. See Note 18, “Restructuring Costs and Other” for additional information on Kodak’s restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the year with a cash balance of $201 million, a decrease of $54 million from December 31, 2023.

The refinancing transactions entered into during 2023, cash proceeds related to brand licensing arrangements and savings relating to rationalization, cost reductions and operational efficiencies provided additional liquidity to the Company to fund on‐going operations and to invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.

Available liquidity includes existing cash balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At December 31, 2024 and 2023 approximately $118 million and $167 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $83 million and $88 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of December 31, 2024 and 2023, outstanding intercompany loans to the U.S. were $483 million and $460 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $208 million and $173 million, respectively. In China, where approximately $29 million of cash and cash equivalents was held as of both December 31, 2024 and 2023, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The terms of the intercompany loan were modified during the fourth quarter of 2024 to extend the maturity date to November 16, 2026 and for the Company to make efforts to repay the outstanding loan balance prior to maturity. The prior intercompany loan agreement provided for it to be repaid over two years in four equal $20 million installments, the first of which was due by November 16, 2023 with the remaining installments due in 2024. The Company paid $2 million in the first quarter of 2024 and $10 million in the second quarter of 2024 towards the first $20 million installment. The outstanding amount of the intercompany loan as of December 31, 2024 was $68 million. The Company is evaluating repayment alternatives for the current loan agreement which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.

During the third quarter of 2023, Kodak entered into multiple long-term brand licensing arrangements and recorded total deferred revenue of approximately $57 million. Kodak received approximately $12 million of cash proceeds related to these licensing arrangements in 2023, received $40 million in the first quarter of 2024 and expects to receive $5 million in 2025.

Kodak's cash flows continue to be negatively impacted by volume declines, higher manufacturing costs and increased labor, material and distribution costs, supply chain disruptions and shortages in materials and labor. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements continue to positively impact Kodak’s operations. The economic uncertainties surrounding the current inflationary environment and other global events represent additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the war in Ukraine and the conflicts involving Israel, and other factors such as the ability to continue to secure raw materials and components, the impact of rising costs of labor, commodity and distribution costs, the ability to maintain current pricing levels or how quickly and to what extent normal economic and operating conditions can resume.

Kodak's plans to return to sustainable positive cash flow include generating profitable revenues through continued pricing actions and customer-focused initiatives, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in IT systems to drive operational efficiencies, generating cash from selling and leasing underutilized assets or through new licensing opportunities and implementing ways to reduce cash collateral needs. In addition, proceeds received from the settlement of the KRIP, after required debt prepayments, as further discussed below, would be available for use for strategic growth or general corporate purposes.

Kodak believes its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond as necessary to ordinary changes in the business and economic environment within the next twelve months from the date of this filing.

On February 26, 2025, the Company entered into an amendment to the Amended and Restated Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement Amendment”) and an amendment to the Amended and Restated L/C Facility Agreement (the “2025 L/C Facility Agreement Amendment”) to modify the maturity date of each respective agreement. To the extent the Series B or Series C Preferred Stock maturity date is not extended, and the shares remain outstanding, then the maturity date of the Term Loans under the 2025 Amended and Restated Term Loan Credit Agreement will be accelerated from August 15, 2028 to May 21, 2026. In addition, the maturity date of the 2025 Amended and Restated L/C Facility Agreement would be accelerated to May 11, 2026.

Kodak’s ability to adequately fund its long‐term liquidity, debt service and capital requirements will be dependent on its ability to convert, redeem, extend or refinance the existing Series B and Series C Preferred Stock past their current maturities of May 26, 2026, to obtain sufficient proceeds from the settlement of KRIP to reduce the amount of the Term Loans and to use in the funding of the Company’s strategic growth initiatives, to generate positive cash flows from operations and to manage world‐wide cash through intercompany loans, distributions or other mechanisms.

KODAK RETIREMENT INCOME PLAN

On January 21, 2025, the Board of Directors of Kodak approved the termination of KRIP effective March 31, 2025, at which time all benefits under KRIP will be frozen. Kodak expects that KRIP’s liabilities would be satisfied through a combination of lump sum distributions to active and terminated vested participants who elect a lump sum distribution and the purchase of an annuity from an insurance company with respect to existing KRIP annuity obligations for current retirees and beneficiaries and annuity obligations arising from the termination to active and terminated vested participants who do not elect to receive lump sum distributions. The cost to satisfy KRIP’s liabilities will be affected by a variety of factors including interest rate fluctuations, the portion of active and terminated vested participants who elect lump-sum distributions, the premium payable to purchase the annuity, and other actuarial factors used to calculate the value of KRIP’s ongoing annuity obligations. While KRIP has hedging arrangements in place designed to hedge interest rates for practically all of KRIP’s liabilities, a significant portion of those arrangements are linked to fluctuations in US treasury rates and would not hedge against changes to the difference between the discount rates used to value KRIP’s liabilities and US treasury rates (i.e., the credit spread) or non-interest rate factors that may influence the amount of KRIP’s liabilities.

After KRIP’s liabilities and applicable legal requirements have been satisfied, KRIP’s surplus assets would revert to Kodak as the settlor of KRIP subject to an excise tax. Based on current assumptions, Kodak estimates KRIP would have surplus assets of between $750 million and $900 million after the satisfaction of KRIP’s liabilities. The actual amount of surplus assets available after the satisfaction of KRIP’s liabilities will be affected by the actual amount paid to satisfy KRIP’s liabilities, the return on KRIP’s assets during the period over which KRIP’s assets are liquidated and its liabilities satisfied (the “Liquidation Period”), the degree to which KRIP’s hedging strategy is effective in hedging fluctuations in the amount of KRIP’s liabilities during the Liquidation Period, the amounts realized from Hedge Fund Assets in the course of their redemption during the Liquidation Period, the amounts realized from distributions from or any sale of remaining KRIP Illiquid Assets during the Liquidation Period, the value of Hedge Fund Assets or KRIP Illiquid Assets held in the portfolio at the time of reversion, actuarial experience on plan liabilities during the Liquidation Period, the duration of the Liquidation Period, and the costs associated with the termination and liquidation process.

In order to reduce the amount of the surplus assets subject to excise tax and to reduce the rate of the excise tax from 50% to 20%, Kodak expects that it would direct the transfer of or otherwise contribute 25% of the surplus assets (which may include all or a significant portion of remaining non-cash assets) to the Kodak Cash Balance Plan (the “Replacement Plan”). After the capitalization of the Replacement Plan and the payment of the 20% excise tax on the remaining surplus, Kodak projects it would receive proceeds from KRIP having a value of between $450 million and $540 million. Kodak believes no material amount of income tax would be owed on this amount due to available tax attributes. In addition to the proceeds received by Kodak from KRIP, the Replacement Plan is projected to have assets having a value of between $190 million and $225 million which would allow Kodak to provide valuable benefits to its current employee base for the foreseeable future without additional cash cost to Kodak.

Under the terms of the Amended and Restated Term Loan Credit Agreement, Kodak is obligated to use 100% of the net cash proceeds of any reversion from KRIP (“Reversion Proceeds”) to prepay Term Loans outstanding under the Amended and Restated Term Loan Credit Agreement until the amount of the Term Loans is reduced to $300 million and, thereafter, to use 50% of the Reversion Proceeds to prepay Term Loans until the amount of the Term Loans is reduced to $200 million, in each case plus a 1% prepayment fee. Reversion Proceeds not used to prepay Term Loans would be included in the calculation of Excess Cash Flow as defined in the Amended and Restated Term Loan Credit Agreement and could thereby trigger additional prepayment obligations under the Amended and Restated Term Loan Credit Agreement which cannot be estimated at this time. Assuming these obligations are not amended, waived or otherwise modified in the interim, no other prepayments are made in the interim, and Kodak uses the Reversion Proceeds to prepay only the minimum amount required under the Amended and Restated Term Loan Credit Agreement, Kodak expects it would use approximately $290 million of the Reversion Proceeds to satisfy these obligations, leaving a Term Loan balance of $200 million and yielding an annual interest cost savings of approximately $40 million. Based on all of the foregoing projections and after the projected prepayment of Term Loans, Kodak projects that it would receive cash or other assets from the KRIP surplus having a value of between $160 million and $250 million.

At the time the formal determination was made to terminate KRIP, Kodak estimated that it would take between 10 and 12 months to determine and satisfy KRIP’s liabilities and between 11 and 15 months before Kodak receives any Reversion Proceeds; however, these time frames are subject to factors beyond Kodak’s control including (i) the availability of an annuity product to satisfy KRIP’s annuity obligations at an acceptable cost and on acceptable terms, (ii) the continued conversion of investments into cash or other liquid assets at the pace currently anticipated, and (iii) regulatory review and approval of various aspects of the terms of KRIP, KRIP’s activities, and the termination and liquidation process.

Amended and Restated Term Loan Credit Agreement

During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with net proceeds from the sale of Target Non-Core Assets (as defined in the Amended and Restated Term Loan Agreement).

Amended and Restated Letter of Credit Facility Agreement

Approximately $27 million and $31 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of December 31, 2024 and 2023, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $29 million and $32 million at December 31, 2024 and 2023, respectively, which was classified as Restricted Cash.

Cash Flow:

Cash, cash equivalents and restricted cash balances were as follows:

	As of December 31,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash	$301	$377

Cash Flow Activity

	Year Ended December 31,		Year-Over-
(in millions)	2024	2023	Year Change
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(7)	$38	$(45)

Cash flows from investing activities:
Net cash used in investing activities	(39)	(32)	(7)

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(23)	85	(108)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—	(7)

Net (decrease) increase in cash, cash equivalents and restricted cash	$(76)	$91	$(167)

Operating Activities

Net cash from operating activities declined $45 million for the year ended December 31, 2024 as compared with the prior year primarily due to a decrease in liabilities excluding borrowings and trade payable of $67 million, driven by $57 million of deferred revenue related to brand licensing agreements entered into in the prior year, increased investment in inventory ($26 million), decline in proceeds from insurance reimbursements ($20 million) and a refund from a governmental authority ($9 million), both received in the prior year. This decline was partially offset by a decrease in trade receivables of $67 million primarily driven by $40 million of cash proceeds related to brand licensing received in 2024 and reduction in trade accounts payable ($11 million).

Investing Activities

Net cash used in investing activities increased $7 million for the year ended December 31, 2024 as compared to the prior year due to an increase in additions to properties ($24 million) partially offset by proceeds from the sale of assets ($17 million).

Financing Activities

Net cash used in financing activities increased $108 million in the year ended December 31, 2024 compared to the prior year, primarily due to the net proceeds of $90 million received from the July 21, 2023 financing transactions and the $17 million Amended and Restated Term Loan prepayment in 2024.

Other Collateral Requirements

The NYS WCB requires security deposits related to self-insured workers’ compensation obligations, which security deposits are recalculated annually. Due to changes in 2019 to the manner in which the required security deposit is determined, the Company has been required to post additional collateral over the last several years. At December 31, 2022, the Company posted $75 million of collateral, representing 107% of the Company’s undiscounted actuarial workers’ compensation obligations. Effective May 1, 2023, the Company added New York to its existing workers compensation liability insurance policy and is no longer self-insured for future claims. As a result, the NYS WCB confirmed the Company will no longer be obligated to post any additional collateral. Further, the NYS WCB confirmed the Company can request a review of the security deposits supporting the historical liability beginning on July 1, 2025 with the submission of a current actuarial report. Based on the results of the actuarial valuation report, the required security deposits may be eligible for reduction in 2025 and future periods.

Based on the legacy nature of the Company’s workers’ compensation obligations, the undiscounted actuarial obligation has been declining and the Company expects this trend to continue. While it may not be indicative of the rate of future declines, the undiscounted actuarial liability declined by an average of $5.1 million per year between 2014 and 2024. Accordingly, subject to the possibility of other changes to the calculation of required security deposits by the NYS WCB, the Company expects the amount of the required security deposits to decline over time and the gradual return of the security deposits that have been made or the capital used to support such security deposits.

In the third quarter of 2023, the Company deposited $68 million directly with the NYS WCB and cancelled the corresponding letter of credit supporting the associated liability. As of December 31, 2024, the Company had $45 million of surety bonds and $30 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $25 million of cash and the Company could be required to provide up to $20 million of cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 7.5% per annum. The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum. All interest and dividends have been paid when due.

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $15 million relating to its non-U.S. defined benefit pension and postretirement benefit plans in 2024. For 2025, the forecasted contribution (funded plans) and net benefit payment (unfunded plans) requirements for its non-U.S. defined benefit pension and postretirement plans are approximately $10 million. Kodak does not expect to make any cash contributions to the KRIP in 2025 and expects benefit payments (unfunded plans) related to its non-major U.S. plans to be less than $1 million.

Capital Expenditures

Cash flows from investing activities included $56 million for capital expenditures for the year ended December 31, 2024. Kodak expects approximately $35 million to $45 million of cash flows for investing activities from capital expenditures for the year ending December 31, 2025.

BEPS Pillar 2

In December 2021, the OECD introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that imposed a global minimum tax rate of 15%. Numerous countries, including European Union member states, enacted legislation that took effect on January 1, 2024. To mitigate the administrative burden in complying with the OECD Global BEPS rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor” ("Safe Harbor"). The Safe Harbor applies for fiscal years beginning on or before December 31, 2026. Under the Safe Harbor, the top-up tax for such jurisdiction is deemed to be zero, provided that at least one of the Safe Harbor tests is met for the jurisdiction.

Kodak was able to avail itself of the Pillar 2 Safe Harbor in most of the jurisdictions in which it operates. As of December 31, 2024, the impact of Pillar 2 legislation was immaterial to Kodak.

General implementation of the Global minimum tax (by non- US taxing authorities) became effective January 1, 2025. Kodak’s policy is to recognize the impact related to the Safe Harbor as period costs. The Company believes that it will continue to benefit from the Safe Harbor provisions and that there will not be a material impact to the financial statements.

Kodak will continue to monitor the legislative developments of Pillar 2 framework in the jurisdictions in which it operates.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2024
(in millions)	Total	2025	2026	2027	2028	2029	2030+
Long-term debt (1)	$572	$1	$1	$2	$561	$1	$6
Interest payments on debt (2)	158	38	40	41	37	1	1
Operating lease obligations	46	14	8	6	5	4	9
Purchase obligations (3)	19	9	6	2	1	1	—
Convertible preferred stock cash dividends (4)	7	4	3	—	—	—	—
Total (5) (6) (7)	$802	$66	$58	$51	$604	$7	$16

(1)
Primarily represents the maturity values of Kodak's long-term debt obligations as of December 31, 2024. The loans made under the Amended and Restated Term Loan Credit Agreement become due on August 15, 2028 or the date that is 91 days prior to the maturity date or mandatory redemption date of any of the Company’s then outstanding Convertible Securities or any extensions or refinancings of any of the foregoing. The loans made under the Amended and Restated Term Loan Credit Agreement receive 5% paid-in-kind interest at maturity. Paid-in-kind interest is included in the principal amount due. The contractual obligations do not reflect any contingent mandatory annual principal prepayments that may be required to be made upon achieving certain excess cash flow targets or from the Net Proceeds from the sale of Target Non-Core Assets, as such terms are defined in the Amended and Restated Term Loan Credit Agreement. On February 26, 2025, the Company entered into an amendment to the Amended and Restated Term Credit Agreement to modify the maturity date of the Term Loans to the earlier of August 15, 2028 or May 21, 2026, the date that is five days prior to the maturity date or mandatory redemption date of any of the Company's then-outstanding Convertible Securities or any extensions or refinancing of any of the foregoing. Refer to Note 8, "Debt and Credit Facilities."
(2)
Includes cash interest payments on the Amended and Restated Term Loan Credit Agreement, the RED-Rochester LLC debt and commitment fees for the Amended and Restated L/C Facility Agreement.
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
(4)
On February 26, 2021, the Company issued 1,000,000 shares of Series B Preferred Stock, and 1,000,000 shares of Series C Preferred Stock. The Series B and Series C Preferred Stock have a liquidation preference of $100 per share. The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum. The holder of Series C Preferred Stock is entitled to cumulative dividends payable quarterly in additional shares of Series C Preferred Stock. If holders of the Series B and Series C Preferred stock convert their shares into common stock, dividends will decrease. The Company is required to redeem all shares not converted prior to May 28, 2026 at $100 per share plus the amount of any accrued and unpaid dividends. Due to uncertainty regarding the number of shares that will be redeemed, the redemption amount has not been included in the above table. Refer to Note 9, "Redeemable, Convertible Preferred Stock."
(5)
Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 17, “Income Taxes,” for additional information regarding Kodak's uncertain tax positions.
(6)
For 2025, the Company currently forecasts $10 million in contributions and net benefit payments for its Non-U.S. major defined benefit retirement plans and other postretirement benefit plans. Expected contributions are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes.
(7)
Because timing of their future cash outflows is uncertain, the other long-term liabilities presented in Note 7, “Other Long-Term Liabilities,” are excluded from this table.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are more fully described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” The accounting policies most critical to the preparation of the consolidated financial statements and require the most difficult, subjective or complex judgments are described below.

Revenue Recognition

Kodak sells a wide portfolio of products and services to its customers. Kodak’s agreements have varying terms and conditions depending on the goods and services being sold, the rights and obligations conveyed and the legal jurisdiction of the arrangement. While most of Kodak’s agreements have standard terms and conditions, more complex equipment arrangements may contain nonstandard terms and conditions that require significant contract interpretation to determine the appropriate accounting.

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

Kodak’s brand licensing agreements (symbolic licenses) may include upfront payments with a defined license period or a perpetual license term. Significant judgment is required to determine the term over which revenue will be recognized and whether a significant financing component exists. No significant brand licensing agreements were entered into in 2024.

Taxes

Kodak accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.

Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Management is required to exercise judgment in assessing the realizability of Kodak’s deferred tax assets, considering all available positive and negative evidence. Inherent in this process is the requirement to estimate forecasted earnings, future taxable income, and prudent and feasible tax planning strategies on a jurisdiction-by-jurisdiction basis. It is possible that actual results will differ from assumptions and require adjustments to allowances. Future periods may also provide positive evidence sufficient to conclude that all or part of the valuation allowance recorded in each jurisdiction can be reversed. However, when an accumulation of recent losses or other negative evidence exists, it can be challenging to use forecasted earnings as a source of income when determining whether deferred tax assets can be realized.

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

A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S. As of December 31, 2024, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $1,677 million and unused foreign tax credits of $134 million. Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Kodak intends to repatriate its offshore earnings when prudent. Accordingly, it recorded deferred tax liabilities of $15 million and $16 million for potential taxes on undistributed earnings as of December 31, 2024 and 2023, respectively. These taxes are primarily attributable to foreign withholding taxes.

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

Pension and Other Postretirement Benefits

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are estimated using several key assumptions. The assumptions that have the most significant effect on the Company’s consolidated financial position and results of operations are the expected rate of return on plan assets (“EROA”) and discount rates. Actual results that differ from Kodak’s assumptions are recorded as unrecognized gains and losses as a component of accumulated other comprehensive (loss) income in shareholders’ equity and are amortized to earnings over the estimated future service period of the active participants in the plan or, if the plan is almost entirely inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation ("PBO") or the calculated value of plan assets. Significant differences in actual experience or significant changes in future assumptions would affect Kodak’s pension and other postretirement benefit costs and obligations.

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

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense. Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on plan assets.

At December 31, 2024, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.1 billion and the fair value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $3.6 billion. Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak’s major U.S. defined benefit pension plan accounts for substantially all of Kodak’s net pension income and represents approximately 86% of the total fair value of major plan assets as of December 31, 2024. The following table presents actual and expected return on plan assets, as well as the corresponding percentages for Kodak’s major U.S. defined benefit pension plan:

	Year Ended December 31,
	2024	2023	2022
(in millions)
Actual return on plan assets	$(149)	$170	$(152)
Expected return on plan assets	248	257	178

Actual rate of return on plan assets	(2.7%)	3.9%	(6.1)%
Expected rate of return on plan assets	7.1%	7.5%	5.3%

The actual rate of return on Kodak’s major U.S. defined benefit pension plan for 2024 was negative 2.7% which was lower than the expected rate of return of 7.1%, and was driven by the sale of KRIP Illiquid Assets and change in investment strategy initiated in April 2024 designed to preserve and maximize the value of KRIP's over-funding by reducing investment risk and improving the overall liquidity of KRIP. See Note 19, "Retirement Plans" for further discussion. For 2023 the actual rate of return was 3.9%, which was lower than the expected rate of return of 7.5%, driven by lower than expected returns in the private equity asset class. For 2022 the actual rate of return was negative 6.1%, lower than the expected rate of return of 5.3%, driven by lower than expected bond performance due to rising interest rates. The expected average rate of return on plan assets is a long-term, forward-looking assumption and will likely differ from the actual return in any specific year.

Gains or losses from direct investments in derivative instruments by Kodak’s major U.S. defined benefit pension plan can be volatile from year to year and could materially affect the fair value of plan assets. The total net realized (losses) gains from these derivative investments that were included in the actual return on plan assets balance in the table above for the years ending December 31, 2024, 2023 and 2022 were approximately ($18) million, ($1) million and ($128) million, respectively. Refer to the Derivative Instruments discussion below for additional information.

Approximately $0.9 billion and $2.7 billion of the total fair value of Kodak’s major U.S. defined pension plan as of December 31, 2024 and 2023, respectively, represents plan assets where the fair market value is not readily determinable and are measured using the net asset value (“NAV”) per share expedient. The decrease in investments valued at NAV compared to December 31, 2023 was related to the sale of KRIP Illiquid Assets and the redemption of hedge funds as part of KRIP’s change in investment strategy in April 2024. The majority of the hedge fund investments remaining at December 31, 2024 have been or are expected to be redeemed in 2025, with the exception of one fund which has a required redemption period that extends beyond 2025. For private equity funds, the investors do not have an option to redeem their interest in these funds but rather receive distributions from time to time through the liquidation of the underlying investments in the funds. Other than the sale of KRIP's Illiquid Assets in 2024, secondary sales of a material portion of the investments in these funds are infrequent and, historically, immaterial portions of these funds were sold for values not significantly different from NAV.

Discount Rates:

Generally, Kodak bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date. Specifically, for its U.S., Canadian, Euro-zone and UK plans, Kodak determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve. For Kodak’s U.S. Plan, spot rates of the FTSE Above Median Pension Discount Curve are used. For Kodak’s non-U.S. plans, discount rates are determined by comparison to published local high-quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

Changes in discount rates for Kodak’s major U.S. defined benefit plan has the most significant effect on the total PBO for Kodak's plans.

The table below shows the discount rates for Kodak’s major U.S. pension plan for the years shown:

	Year Ended December 31,
	2024	2023	2022
Discount Rates - Projected Benefit Obligation:	5.45%	4.92%	5.13%
U.S. Plan

As discount rates reflect the market rate on the measurement date, the rates can be volatile from year to year. The increase in the discount rate for Kodak’s major U.S. defined benefit pension plan from December 31, 2023 to December 31, 2024 resulted in a decrease in the PBO of approximately $83 million at December 31, 2024. The decrease in the discount rate for Kodak’s major U.S. defined benefit pension plan from December 31, 2022 to December 31, 2023 resulted in an increase in the PBO of approximately $40 million at December 31, 2023.

Sensitivity Analysis:

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2024 and the PBO at December 31, 2024 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

	Impact on 2025		Impact on PBO
	Pre-Tax Pension Expense		December 31, 2024
	Increase (Decrease)		Increase (Decrease)
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$5	$—	$38	$11
25 basis point increase in discount rate	(5)	—	(37)	(10)
25 basis point decrease in EROA	9	1	N/A	N/A
25 basis point increase in EROA	(9)	(1)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major U.S. defined benefit pension plan was $151 million for 2024 and is expected to be approximately $76 million in 2025. The decrease in pension income for 2025 is driven primarily by lower EROA due to the change in investment strategy as discussed above. Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $3 million for 2024 and is projected to be less than $1 million in 2025.

Derivative Instruments:

Kodak’s major U.S. defined benefit plan utilizes derivative investments primarily to hedge liability interest rate risk to U.S. government bonds. Kodak’s major U.S. defined benefit pension plan’s derivative portfolio consists of exchange traded futures contracts. As of December 31, 2024 and 2023 the notional amount of these derivative instruments was approximately $574 million and $384 million, respectively. Daily variation margin payments are made to or received from the counterparty for changes in the market value of futures contracts and are recorded as realized gains and losses in the actual return on plan assets balance. As these futures contracts have short-term maturities, the fair value of these derivative instruments at December 31, 2024 and 2023 was ($5) million and $1 million, respectively, which represents the unrealized losses and gains on these contracts. Refer to Note 19, “Retirement Plans” for additional information.

An increase in interest rates is the primary factor that could precipitate material losses in Kodak’s major U.S. defined benefit plan's existing derivatives portfolio. A 25-basis point increase in interest rates would cause a loss from the government bond derivatives of approximately $21 million. However, as illustrated in the above table, a 25-basis point increase in the discount rate used to measure the PBO of the U.S. Plan would cause a $37 million decrease in the PBO. Accordingly, while an increase in interest rates would expose the U.S. Plan’s derivative investments to losses, it would also likely result in an offsetting decrease to the U.S. Plan’s PBO.

Kodak’s major U.S. defined benefit plan has invested in a diversified portfolio of hedge funds that utilize a variety of investment strategies. The total NAV of these hedge funds was approximately $0.7 billion and $1.6 billion as of December 31, 2024 and 2023, respectively. Separate from the major U.S. defined benefit plan’s direct investments in exchange traded futures contracts, hedge funds may utilize derivative instruments to execute their investment strategy.

Any gains or losses, as well as changes in the fair value of derivative investments held by the hedge fund, are included in the hedge fund’s NAV. Losses could occur in the future from hedge fund investments which may result in part from the use of derivative investments by the hedge funds. However, the maximum potential loss on any individual fund would be limited to the U.S. Plan’s investment in that fund.

Inventories

Inventories are stated at the lower of average cost or net realizable value. Judgment is required to assess the ultimate demand for and realizable value of inventory. The analysis of inventory carrying values considers several factors including length of time inventory is on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence. The Company also relies, in certain instances, on demand forecasts from its distributors, and adverse changes in such demand forecasts, when they become known, are taken into consideration when analyzing the carrying values of inventories.

New Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.”

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2024 and 2023, the fair value of open forward contracts would have decreased $17 million and $12 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

The majority of the Company’s debt is fixed rate debt. The fair market value of fixed-rate debt is sensitive to changes in interest rates. At December 31, 2024 and 2023, a 10% change in market interest rates would change the fair value of the Company’s debt by approximately $6 million and $5 million, respectively.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2024 was not significant to Kodak.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company (the Company) as of December 31, 2024 and 2023, the related consolidated statement of operations, comprehensive (loss) income, equity (deficit) and cash flow for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2025 expressed an unqualified opinion thereon.

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

Retirement Benefits – U.S. Plan Projected Benefit Obligation
Description of the Matter

 As described in Note 19 to the consolidated financial statements, at December 31, 2024 the Company’s projected benefit obligation for its U.S. Plan was $2,184 million and the fair value of plan assets was $3,128 million, resulting in an overfunded status of $944 million. The projected benefit obligation for the U.S. Plan was measured using actuarial techniques that incorporate management’s assumption for the discount rate, as well as other assumptions.

Auditing the projected benefit obligation of the U.S. Plan was complex and required the involvement of specialists as a result of certain assumptions, including the discount rate, used in the measurement process. The discount rate has a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls that address the risks of material misstatement relating to the measurement and valuation of the projected benefit obligation. For example, we tested controls over management’s review of the inputs used to calculate the projected benefit obligation and management's controls over the discount rate.

Our audit procedures included, among others, evaluating the methodology used to determine the projected benefit obligation and the discount rate. For example, we involved actuarial specialists to assist in evaluating management’s methodology for determining the discount rate that reflects the amount and duration of the benefit payments used to measure the projected benefit obligation. We also tested the completeness and accuracy of the underlying data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Rochester, New York

March 17, 2025

# of PCAOB ID	EY-42;	Auditor Name:	Ernst & Young	Auditor Location:	Rochester, New York, USA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on Internal Control Over Financial Reporting

We have audited Eastman Kodak Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastman Kodak Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2024 and 2023, the related consolidated statement of operations, comprehensive (loss) income, equity (deficit) and cash flow for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 17, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rochester, New York

March 17, 2025

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2024	2023	2022
Revenues
Sales	$882	$917	$983
Services	161	200	222
Total net revenues	1,043	1,117	1,205
Cost of revenues
Sales	720	765	885
Services	120	142	150
Total cost of revenues	840	907	1,035
Gross profit	203	210	170
Selling, general and administrative expenses	179	159	153
Research and development costs	33	34	34
Restructuring costs and other	8	7	10
Other operating (income) expense, net	(10)	6	(1)
(Loss) earnings from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	(7)	4	(26)
Interest expense	59	52	40
Pension income excluding service cost component	(173)	(161)	(98)
Loss on early extinguishment of debt	—	27	—
Other (income) charges, net	(3)	(1)	1
Earnings from continuing operations before income taxes	110	87	31
Provision for income taxes	8	12	5
NET EARNINGS	$102	$75	$26

Basic earnings per share attributable to Eastman Kodak Company common shareholders	$0.97	$0.71	$0.16

Diluted earnings per share attributable to Eastman Kodak Company common shareholders	$0.90	$0.67	$0.16

Number of common shares used in basic and diluted earnings per share:
Basic	80.1	79.4	78.9
Diluted	92.3	90.5	80.6

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2024	2023	2022
NET EARNINGS	$102	$75	$26

Other comprehensive (loss) income, net:
Currency translation adjustments	(16)	(8)	(12)
Pension and other postretirement benefit plan obligation activity, net of tax	(369)	(173)	253
Other comprehensive (loss) income, net attributable to Eastman Kodak Company	(385)	(181)	241
COMPREHENSIVE (LOSS) INCOME, NET	$(283)	$(106)	$267

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share data)

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$201	$255
Trade receivables, net of allowances of $7 and $8 respectively	138	195
Inventories, net	219	217
Other current assets	37	45
Total current assets	595	712
Property, plant and equipment, net	189	169
Goodwill	12	12
Intangible assets, net	20	24
Operating lease right-of-use assets	27	30
Restricted cash	92	110
Pension and other postretirement assets	989	1,216
Other long-term assets	77	82
TOTAL ASSETS	$2,001	$2,355

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$120	$125
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	11	13
Other current liabilities	129	144
Total current liabilities	261	283
Long-term debt, net of current portion	466	457
Pension and other postretirement liabilities	197	237
Operating leases, net of current portion	21	24
Other long-term liabilities	197	213
Total liabilities	1,142	1,214

Commitments and contingencies (Note 11)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	218	210

Equity
Common stock, $0.01 par value	—	—
Additional paid in capital	1,150	1,156
Treasury stock, at cost	(12)	(11)
Accumulated deficit	(393)	(495)
Accumulated other comprehensive (loss) income	(104)	281
Total equity	641	931
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,001	$2,355

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

				Accumulated			Redeemable
		Additional		Other			Convertible
	Common	Paid in	Accumulated	Comprehensive	Treasury		Preferred
	Stock	Capital	Deficit	Income (Loss)	Stock	Total	Stock (1)
Equity (deficit) as of December 31, 2021	$—	$1,166	$(596)	$221	$(10)	781	$196
Net earnings	—	—	26	—	—	26	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(12)	—	(12)	—
Pension and other postretirement liability adjustments	—	—	—	253	—	253	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(5)	—	—	—	(5)	5
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Treasury stock purchases (2)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	5	—	—	—	5	—
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	$1,041	$203
Net earnings	—	—	75	—	—	75	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(8)	—	(8)	—
Pension and other postretirement liability adjustments	—	—	—	(173)	—	(173)	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(5)	—	—	—	(5)	5
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	102	—	—	102	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(16)	—	(16)	—
Pension and other postretirement liability adjustments	—	—	—	(369)	—	(369)	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(6)	—	—	—	(6)	6
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Treasury stock purchases (2)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	6	—	—	—	6	—
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218

(1)
There are 60 million shares of no-par value preferred stock authorized, 2.2 million of which were issued and outstanding at December 31, 2024 and 2.1 million of which were issued and outstanding at both December 31, 2023 and 2022.
(2)
Represents purchases of common stock to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net earnings	$102	$75	$26
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	28	30	29
Pension and other postretirement income	(155)	(145)	(77)
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	—	2	(3)
Asset impairments	4	5	1
Stock based compensation	6	7	5
Non-cash changes in workers' compensation and other employee benefit reserves	(2)	(1)	(15)
Net gain on sales of assets	(17)	—	—
Loss on early extinguishment of debt	—	27	—
Benefit from deferred income taxes	(1)	(1)	(3)
Decrease (increase) in trade receivables	51	(16)	(12)
Decrease (increase) in miscellaneous receivables	1	6	(1)
(Increase) decrease in inventories	(7)	19	(31)
Decrease in trade accounts payable	(3)	(14)	(12)
(Decrease) increase in liabilities excluding borrowings and trade payables	(46)	21	(36)
Other items, net	32	23	13
Total adjustments	(109)	(37)	(142)
Net cash (used in) provided by operating activities	(7)	38	(116)

Cash flows from investing activities:
Additions to properties	(56)	(32)	(31)
Purchase of preferred equity interest	—	—	(25)
Net proceeds from sales of assets	17	—	—
Net cash used in investing activities	(39)	(32)	(56)

Cash flows from financing activities:
Net proceeds from Amended and Restated Term Loan Agreement	—	435	—
Net proceeds from Original Term Loan Credit Agreement	—	—	49
Repayment of Original Term Loan Credit Agreement	—	(316)	—
Repayment of Convertible Notes	—	(28)	—
Other debt acquisition costs	—	(1)	—
Repayment of Amended and Restated Term Loan Agreement	(17)	—	—
Preferred stock cash dividend payments	(4)	(4)	(4)
Treasury stock purchases	(1)	—	(1)
Finance lease payments	(1)	(1)	(1)
Net cash (used in) provided by financing activities	(23)	85	43
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(76)	91	(137)
Cash, cash equivalents and restricted cash, beginning of period	377	286	423
Cash, cash equivalents and restricted cash, end of period (1)	$301	$377	$286

(1)
Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for the components of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for interest and income taxes was:
Interest (net of portion capitalized of $6 in 2024 and $3 in both 2023 and 2022)	$31	$26	$23
Income taxes (net of refunds)	$13	$9	$6

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

RECLASSIFICATIONS

Certain amounts from previous periods have been reclassified to conform to the current period classification for deferred income taxes in Note 17, "Income Taxes" and for pension asset fair value classification in Note 19, "Retirement Plans."

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at year end and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.

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

INTERNAL USE SOFTWARE

Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, generally 3 to 10 years. For software developed for internal use, only certain costs are capitalized, including external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of owned software and development costs is recorded in Property, plant and equipment, net while the carrying value of cloud-based software and development costs is recorded in Other long-term assets. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

GOODWILL

Goodwill is not amortized but is required to be assessed for impairment at least annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or elects to bypass the qualitative assessment for some or all of its reporting units, then a quantitative goodwill impairment test is performed. The amount of goodwill impairment, if any, is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Refer to Note 5, “Goodwill and Other Intangible Assets.”

WORKERS’ COMPENSATION

Kodak participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported. Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations. Refer to Note 6, “Other Current Liabilities” and Note 7, “Other Long-Term Liabilities” for the estimated liabilities. Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries. Estimated recoveries are not offset against the related accrual. The amount recorded for the estimated recoveries at December 31, 2024 and 2023 was $14 million and $16 million, respectively, of which $12 million was reported in Other long-term assets in the Consolidated Statement of Financial Position in both periods. The remaining $2 million and $4 million, respectively, was reported in Other current assets in the Consolidated Statement of Financial Position.

LEASES

Kodak as lessee

Kodak determines if an arrangement is a lease at inception. The primary criteria used to classify transactions as operating or finance leases are: (1) whether the ownership transfers at the end of the lease, (2) whether the lease term is equal to or greater than 75% of the economic life of the asset, and (3) whether the present value of the minimum lease payments is equal to or greater than 90% of the fair value of the asset at inception of the lease. Kodak does not have leases that include assets of a specialized nature, and generally does not provide residual value guarantees or have any leases for which the exercise of end-of-lease purchase options is reasonably assured at lease inception.

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

Kodak’s lease agreements are primarily for real estate space and vehicles. Arrangements for goods and services are assessed to determine if the arrangement contains a lease at its inception. Operating leases are included within Operating lease ROU assets, Current portion of operating leases and Operating leases, net of current portion in the Consolidated Statement of Financial Position. Finance leases are included in Property, plant and equipment, net, Short-term borrowings and current portion of long-term debt and Long-term debt, net of current portion in the Consolidated Statement of Financial Position.

When available, the rate implicit in the lease is used to discount lease payments to present value; however, many leases do not provide a readily determinable implicit rate. Therefore, Kodak typically uses its incremental borrowing rate to discount the lease payments at lease commencement. The incremental borrowing rate is the rate of interest that EKC would have to pay to borrow, on a collateralized basis, over a similar term. Renewal options and/or termination options are factored into the determination of lease payments if considered probable.

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

Arrangements classified as sales-type leases with revenue recognition at inception generally transfer title to the equipment by the end of the lease term or have a lease term that is for a major part of the remaining economic life of the equipment. Leases meeting the sales-type lease criteria with variable lease payments that do not depend upon a reference rate or index are classified as operating leases if they would otherwise result in a day-one loss. If the arrangement meets the criteria for a sales-type lease but collectability is not considered probable, Kodak will not derecognize the asset and will record all payments received as a liability until the earlier of collectability becoming probable or the termination of the lease.

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

The core operations of Eastman Business Park are commercial real estate management activities including real estate leasing and related facility management services. Kodak also leases underutilized portions of its other real estate properties to third parties under both operating lease and sublease agreements. Payments received under operating lease agreements for Eastman Business

Park are recognized on a straight-line basis over the term and are reported in Revenues in the Consolidated Statement of Operations. Payments received under lease and sublease agreements for other underutilized space are recognized on a straight-line basis and reported as cost reductions in Cost of revenues, Selling, general and administrative (“SG&A”) expenses, Research and Development (“R&D”) costs and Other (income) charges, net.

Renewal options and/or termination options are factored into the determination of lease payments if considered probable. Kodak does not separate lease and non-lease components of contracts for real estate leases but does separate lease and non-lease components for equipment leases.

REVENUE

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment, film-based products and specialty materials and chemicals), equipment, software, services (such as extended warranty, customer support and maintenance agreements, consulting, training and education, engineering, coating and contract manufacturing services), integrated solutions, intellectual property and brand licensing, and commercial real estate management activities.

Contracts with customers may include multiple performance obligations including equipment, optional software licenses and service agreements. For such arrangements, revenue is typically allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on the observable prices of the products or services when sold separately or by using expected cost-plus margin when directly observable prices are not available. The Company reassesses its standalone selling prices at least annually.

Equipment is generally dependent on, and interrelated with, the underlying operating system (firmware) and cannot function without the operating system; in these cases, the hardware and software licenses are accounted for as a single performance obligation. Service agreements generally have a one-year initial term subject to annual renewals and may be prepaid or paid over time; for such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Kodak applies the residual allocation method for sales of certain complex, highly customized equipment due to significant variability in pricing.

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

Software licenses are sold both in bundled equipment arrangements as discussed above or on a standalone basis. Perpetual licenses are usually sold with post-contract support services (“PCS”) which are considered distinct performance obligations as the customer’s use of the existing software is not dependent upon future upgrades. Kodak recognizes software revenue at the time that the customer obtains control over the software which generally occurs upon installation, while revenue allocated to the PCS is recognized over the service period. The Company also sells Software-as-a-Service ("SaaS") arrangements with revenue recognized over the contract term.

Service revenue related to equipment and software support is recognized using the time-based method ratably over the contractual period as it best depicts when the customer receives the benefit from the service. Service revenue for time-and-materials based agreements is recognized as services are performed. In service arrangements such as consulting where final acceptance by the customer is required, revenue is deferred until all acceptance criteria have been met and Kodak has a legal right to payment.

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

Real estate management revenue consists primarily of income from tenant leases, including rent and utilities, as well as facility management services and hosting onsite events. Usage-based revenue is recognized as earned, while tenant lease income is recognized on a straight-line basis over the lease term (Refer to Leases; Kodak as Lessor above).

Deferred revenue is recorded when cash payments are received in advance of satisfying performance obligations, such as deposits required in advance on equipment orders, prepaid service contracts, prepaid tenant lease income or prepaid royalties on intellectual property arrangements. Interest expense is imputed for payments received greater than one year in advance of performance.

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

Incremental direct costs of obtaining a contract consist of sales commissions. Kodak expenses sales commissions when incurred if the amortization period would be one year or less; otherwise, sales commissions are initially deferred and subsequently amortized on a straight-line basis over the life of the contract. These costs are recorded in SG&A expenses in the Consolidated Statement of Operations. Kodak accrues the estimated cost of post-sale obligations, including basic product warranties, at the time of revenue recognition.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and brand licensing arrangements. As of December 31, 2024, there was approximately $94 million of unrecognized revenue from unsatisfied performance obligations. Approximately 20% of the revenue from unsatisfied performance obligations is expected to be recognized in 2025, 15% in 2026, 10% in 2027, 10% in 2028 and 45% thereafter.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in SG&A expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $4 million, $2 million and $3 million for the years ended December 31, 2024, 2023 and 2022.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying values of long-lived assets, other than goodwill and intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the expected undiscounted cash flows from the use of and eventual disposition of such asset group is less than the carrying value of the asset group a loss is recognized to the extent the carrying value of the asset group exceeds its fair value. Kodak determines fair value through quoted market prices in active markets or using a discounted cash flow analysis.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2024 and 2023, refer to Note 17, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. The ASU is required to be applied retrospectively to all periods presented in the financial statements, but does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for Kodak for fiscal years beginning after December 15, 2023 (January 1, 2024 for Kodak) and interim periods within fiscal years beginning after December 15, 2024 (January 1, 2025 for Kodak). Kodak adopted the new standard effective January 1, 2024 which primarily resulted in expanded disclosures of expenses included in Kodak's segment measure of profitability. Refer to Note 26, “Segment Information.”

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for Kodak for fiscal years beginning after December 15, 2024 (January 1, 2025 for Kodak). The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose specified information about certain costs and expenses, including but not limited to purchases of inventory, employee compensation, depreciation, and intangible asset amortization, in a tabular format within the notes to their financial statements, as well as provide additional disclosures related to certain other specified expenses. The ASU may be applied on either a prospective or retrospective basis and is effective for annual reporting periods beginning after December 15, 2026 (January 1, 2027 for Kodak) and interim reporting periods beginning after December 15, 2027 (January 1, 2028 for Kodak). The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2024	2023
Cash and cash equivalents	$201	$255
Restricted cash reported in Other current assets	8	12
Restricted cash	92	110
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$301	$377

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities. In addition, restricted cash reported in Other current assets as of December 31, 2023 included an escrow of $3 million in China to secure ongoing obligations under a supply agreement associated with the strategic relationship with Lucky HuaGuang Graphics Co. Ltd. ("HuaGuang"). The escrow agreement under the supply agreement expired in the third quarter of 2024.

Restricted cash included $29 million and $32 million as of December 31, 2024 and 2023, respectively, representing the cash collateral required to be posted by the Company under the Letter of Credit Facility (“L/C Cash Collateral”) (Refer to Note 8, “Debt and Credit Facilities” for information on the Restricted cash supporting the L/C Cash Collateral). In addition, restricted cash as of December 31, 2024 and 2023 included $55 million and $63 million, respectively, representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash as of December 31, 2024 and 2023 included $6 million and $8 million, respectively, of security posted related to Brazilian legal contingencies. In addition, restricted cash as of December 31, 2023 included $5 million of cash collateral posted in the United Kingdom for a letter of credit for aluminum purchases.
NOTE 3: INVENTORIES, NET

	As of December 31,
(in millions)	2024	2023
Finished goods	$90	$85
Work in process	69	68
Raw materials	60	64
Total	$219	$217

During the third quarter of 2024, Kodak recorded an inventory reserve adjustment of $4 million in its Electrophotographic Printing Solutions (“EPS”) business related to higher-than-expected volume declines for certain component and service parts sold to its installed base of printers due to the negative impact of recent pricing actions and ceasing the manufacturing of NEXFINITY printers effective December 2022. During the fourth quarter of 2024, Kodak recorded an inventory reserve adjustment of $4 million related to EPS black and white consumables and service parts due to the reduction in forecasted demand communicated from its primary distributor. The inventory reserve adjustments are recorded in Cost of revenues in the Consolidated Statement of Operations.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2024	2023
Land	$45	$55
Buildings and building improvements	137	137
Machinery and equipment	434	420
Construction in progress	55	27
Property, plant and equipment, gross	671	639
Accumulated depreciation	(482)	(470)
Property, plant and equipment, net	$189	$169

Depreciation expense was $24 million, $26 million and $24 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.

		Advanced
		Materials and		Consolidated
(in millions)	Print	Chemicals	Brand	Total
Balance as of December 31, 2022	$6	$—	$6	$12
Impairment	—	—	—	—
As of December 31, 2023	6	—	6	12
Impairment	—	—	—	—
As of December 31, 2024	$6	$—	$6	$12

Gross goodwill	$62	$8	$6	$76
Accumulated impairment losses	(56)	(8)	—	(64)
Balance as of December 31, 2024	$6	$—	$6	$12

The Print segment has four goodwill reporting units: Prepress Solutions; Electrophotographic Printing Solutions; Prosper; and Software. The Advanced Materials and Chemicals segment has two goodwill reporting units: Motion Picture and Industrial Films and Chemicals; and Advanced Materials and Functional Printing. The Brand segment has one goodwill reporting unit. As of December 31, 2024, goodwill is only recorded in the Brand and Software reporting units.

Based upon the results of Kodak’s December 31, 2024 and 2023 annual impairment tests, no impairment of goodwill was indicated. As of December 31, 2024 and 2023 the carrying value of the Brand reporting unit was negative.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2024 and 2023 were as follows:

	As of December 31, 2024
				Weighted Average
				Remaining
	Gross Carrying	Accumulated		Amortization Period
(in millions)	Amount	Amortization	Net	(in years)
Technology-based	$99	$96	$3	1 year
Kodak trade name	17	—	17	Indefinite
Customer-related and other	9	9	—	N/A
Total	$125	$105	$20

	As of December 31, 2023
				Weighted Average
				Remaining
	Gross Carrying	Accumulated		Amortization Period
(in millions)	Amount	Amortization	Net	(in years)
Technology-based	$99	$92	$7	2 years
Kodak trade name	17	—	17	Indefinite life
Customer-related	9	9	—	N/A
Total	$125	$101	$24

Based on the results of Kodak’s December 31, 2024 annual impairment test, no impairment of Kodak's trade name was indicated. Based on the results of Kodak’s December 31, 2023 annual impairment test, the carrying value of the Kodak trade name exceeded its fair value and Kodak recorded a pre-tax impairment charge of less than $1 million. The impairment charge was included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $4 million for both of the years ended December 31, 2024 and 2023 and $5 million for the year ended December 31, 2022.

Estimated amortization expense for 2025 related to intangible assets that are currently being amortized as of December 31, 2024 is $3 million.

NOTE 6: OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2024	2023
Deferred revenue and customer deposits	$35	$37
Employment-related liabilities	32	36
Customer rebates	12	12
Workers' compensation	9	10
Restructuring liabilities	5	5
Accrued interest	9	9
Preferred Stock dividends payable	1	1
Other	26	34
Total	$129	$144

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

NOTE 7: OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2024	2023
Workers' compensation	$53	$56
Asset retirement obligations	43	43
Deferred taxes	24	27
Deferred brand licensing revenue	57	63
Environmental liabilities	9	9
Embedded conversion option derivative liabilities	1	2
Other	10	13
Total	$197	$213

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position and therefore have been aggregated in accordance with Regulation S-X.

NOTE 8: DEBT AND CREDIT FACILITIES

Debt and finance leases and related maturities and interest rates were as follows at December 31, 2024 and 2023:

			Weighted-Average	As of December 31,
			Effective	2024	2023
(in millions)	Type	Maturity	Interest Rate	Carrying Value	Carrying Value
Current portion:
	RED-Rochester, LLC		11.46%	$1	$1
				1	1

Non-current portion:
	Term Loans	2028	13.48%	455	446
	RED-Rochester, LLC	2033	11.46%	10	10
	Finance Leases	Various	Various	1	1
				466	457
				$467	$458

Annual maturities of debt and finance leases outstanding at December 31, 2024 were as follows:

	Carrying	Maturity
(in millions)	Value	Value
2025	1	1
2026	1	1
2027	2	2
2028	456	561
2029	1	1
2030 and thereafter	6	6
Total	$467	$572

Term Loan Credit Agreement

On February 26, 2021, the Company and certain of its subsidiaries (the "Subsidiary Guarantors") entered into a Credit Agreement (the “Original Term Loan Credit Agreement”) with certain funds affiliated with Kennedy Lewis Investment Management LLC (“KLIM”) as lenders (the “Original Term Loan Lenders”) and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”). Pursuant to the Original Term Loan Credit Agreement, the Original Term Loan Lenders provided the Company with (i) an initial term loan in the amount of $225 million, which was drawn in full on the same date, and (ii) a commitment to provide delayed draw term loans in an aggregate principal amount of up to $50 million on or before February 26, 2023 (collectively, the “Original Term Loans”). The delayed draw term loans were drawn in full on June 15, 2022. The maturity date of the Original Term Loans was February 26, 2026, and the Original Term Loans were non-amortizing.

On June 30, 2023, the Company and the Subsidiary Guarantors entered into an amendment (the “Term Loan Amendment”) to the Original Term Loan Credit Agreement (the Original Term Loan Credit Agreement, as amended and restated by the Term Loan Amendment, the “Amended and Restated Term Loan Credit Agreement”), with certain funds affiliated with KLIM as lenders (the “Term Loan Lenders”) and the Term Loan Agent. Subject to the terms and conditions of the Term Loan Amendment, the Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”).

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

The Term Loan Amendment also amended and restated the Original Term Loan Credit Agreement to, among other things, (i) extend the maturity date to the earlier of August 15, 2028 or the date that is 91 days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Series B Preferred Stock or Series C Preferred Stock ("Convertible Securities") or any extensions or refinancings of any of the foregoing, (ii) make certain other changes to the terms of the Original Term Loan Credit Agreement and (iii) make certain other changes to the terms of the Guarantee and Collateral Agreement, dated as of February 26, 2021, among the Company, the Subsidiary Guarantors and the Term Loan Agent.

The Term Loans bear interest at a rate of 7.5% per annum payable in cash and 5.0% per annum payable “in-kind” ("PIK") or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum. Obligations under the Amended and Restated Term Loan Credit Agreement are secured by a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting L/C Cash Collateral, as defined below (collectively, the “Term Loan Priority Collateral”), and a second priority lien on the L/C Cash Collateral. The aggregate carrying value of the Term Loan Priority Collateral and L/C Cash Collateral as of December 31, 2024 was $3.9 billion.

The Amended and Restated Term Loan Credit Agreement continues to limit, among other things, the ability of the Company and its Restricted Subsidiaries (as defined in the Amended and Restated Term Loan Credit Agreement) to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. The Amended and Restated Term Loan Credit Agreement contains customary affirmative covenants, including delivery of certain of the Company’s financial statements, and customary event of default provisions, including a cross-default provision that would give rise to an event of default if there is a default under or acceleration of “Material Indebtedness” other than intercompany indebtedness. Material Indebtedness includes obligations having a principal amount of at least $20 million (increasing to $25 million if the Term Loans are paid down to $200 million, which is referred to as the “Deleveraging Milestone Date”). The Amended and Restated Term Loan Credit Agreement does not include a financial maintenance covenant or any subjective acceleration clauses.

On an annual basis, the Company is obligated to prepay, within 10 business days following the filing of annual Form 10-K, outstanding Term Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Amended and Restated Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $60 million, or $85 million after the Deleveraging Milestone Date. For the year ended December 31, 2024, ECF was a negative amount. In addition to customary prepayment covenants, the Company is also required to use the Net Proceeds from the monetization of Target Non-Core Assets as such terms are defined in the Amended and Restated Term Loan Credit Agreement to make prepayments subject to certain exceptions. During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with Net Proceeds from the sale of Target Non-Core Assets.

On February 26, 2025, the Company and the Subsidiary Guarantors entered into an amendment to the Amended and Restated Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent to modify the maturity date of the Term Loans to the earlier of August 15, 2028 or May 21, 2026, the date that is five days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Convertible Securities or any extensions or refinancings of any of the foregoing.

Loss on Early Extinguishment of Debt - Original Term Loans

The Company used $316 million of the net proceeds received from the Term Loans, which represented the aggregate principal amount of the Original Term Loans plus accrued PIK and prepayment premium, to refinance the Company’s obligations under the Original Term Loan Credit Agreement. In addition, the Company used $2 million of the net proceeds to pay accrued and unpaid cash interest. The carrying value of the Original Term Loans as of July 21, 2023 was approximately $293 million. The Company recorded a loss on early extinguishment of debt of approximately $23 million during the third quarter of 2023.

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

Loss on Early Extinguishment of Debt - Convertible Notes

The carrying value, including the fair value of the embedded derivative liability, of the Convertible Notes at July 21, 2023 was approximately $24 million. The Company used $28 million of the net proceeds received from the Term Loans to repay in full the aggregate principal amount of the Convertible Notes plus accrued PIK interest. The Company recorded a loss on early extinguishment of debt of approximately $4 million during the third quarter of 2023.

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

Amended ABL Credit Agreement

On September 3, 2013, the Company entered into an Asset Based Revolving Credit Agreement (the “Original ABL Credit Agreement”). On February 26, 2021, the Company and the Subsidiary Guarantors entered into a fourth amendment to the Original ABL Credit Agreement (as amended in 2021, the “Amended ABL Credit Agreement”), among the Company, the Subsidiary Guarantors, the lenders party thereto, Bank of America, N.A., as agent (the “Agent”), and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as arrangers, with the Agent and the Required Lenders. Each of the capitalized but undefined terms used in the context of describing the Amended ABL Credit Agreement has the meaning ascribed to such term in the Amended ABL Credit Agreement.

The Amended ABL Credit Agreement amended the Original ABL Credit Agreement to, among other things, (i) extend the maturity date to February 26, 2024 or the date that was 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s Term Loans, Convertible Notes, Series B Preferred Stock, Series C Preferred Stock or any refinancings of any of the foregoing and (ii) decreased the aggregate amount of commitments from $110 million to $90 million, which decreased the minimum Excess Availability to $11.25 million from the previous amount of $13.75 million. Commitments under the Amended ABL Credit Agreement continued to be able to be used in the form of revolving loans or letters of credit.

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

Approximately $58 million letters of credit were issued under the 2023 Amended ABL Credit Agreement as of July 21, 2023 and December 31, 2022.

On July 21, 2023, the Company used the net proceeds from the Term Loans to repay in full the amounts outstanding under its 2023 Amended ABL Credit Agreement. Upon the administrative agent’s receipt of the payment, the 2023 Amended ABL Credit Agreement was terminated and the lenders’ security interest in any of the Company’s or its subsidiaries assets or property securing the 2023 Amended ABL Credit Agreement was released.

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

The 2023 Amended L/C Facility Agreement required the Company to maintain Excess Availability above the greater of 12.5% of lender commitments or $11.25 million. If Excess Availability fell below the greater of 12.5% of lender commitments or $11.25 million, a Fixed Charge Coverage Ratio Trigger Event would have occurred under the 2023 Amended L/C Facility Agreement. During any Fixed Charge Coverage Ratio Trigger Event, the Company would have been required to maintain a Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0. Since Excess Availability was greater than 12.5% of lender commitments or $11.25 million throughout the term of the 2023 Amended L/C Facility Agreement, Kodak was not required to have a minimum Fixed Charge Coverage Ratio of greater than or equal to 1.0 to 1.0.

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

Under the terms and conditions of the June 2023 L/C Facility Amendment, the L/C Lender increased the commitment to issue letters of credit on the Company’s behalf from an aggregate amount of up to $50 million, to an aggregate amount of up to $100 million (the “L/C Facility Commitments”), until August 30, 2023; provided that, at all times, the Company posted cash collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

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

The June 2023 L/C Facility Amendment also amended and restated the 2023 Amended L/C Facility Agreement to, among other things, (i) extended the maturity date to the earliest of (x) the fifth anniversary of the Restatement Date (as defined therein), (y) the date that is 90 days prior to the maturity of the Amended and Restated Term Loan Credit Agreement, as such date may be extended pursuant to the terms thereof (or the maturity date of any refinancing thereof), or (z) the date that is 90 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s then-outstanding Convertible Securities or any refinancings of any of the foregoing, (ii) eliminated the existing cash maintenance requirements, and (iii) made certain other changes to the terms of the 2023 Amended L/C Facility Agreement.

Approximately $27 million and $31 million letters of credit were issued under the Amended and Restated L/C Facility Agreement as of December 31, 2024 and 2023, respectively. The balance on deposit in the L/C Cash Collateral account as of December 31, 2024 and 2023 was approximately $29 million and $32 million, respectively.

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

On February 26, 2025, the Company and the Subsidiary Guarantors entered into an amendment to the Amended and Restated L/C Facility Agreement (the “2025 L/C Facility Agreement Amendment”) with the L/C Lenders and Bank of America, N.A. to modify the maturity date of the facility to the earliest of (x) the fifth anniversary of the Restatement Date, (y) May 11, 2026, the date that is 10 days prior to the maturity of the Amended and Restated Term Loan Credit Agreement, as such date may be extended pursuant to the terms thereof, or (z) May 11, 2026, the date that is 15 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s then-outstanding Convertible Securities. Upon a Permitted Refinancing (as defined therein) of any of the foregoing, the springing maturity date will be 30 days prior to the maturity date or redemption date of the refinancing.

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

NOTE 9: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	As of December 31,
(in millions)	2024	2023
Series B preferred stock	$98	$96
Series C preferred stock	120	114
Total	$218	$210

Series B Preferred Stock

Repurchase and Exchange Agreement

On February 26, 2021 the Company entered into a Series A Preferred Stock Repurchase and Exchange Agreement (the “Repurchase and Exchange Agreement”) with Southeastern Asset Management, Inc. (“Southeastern”), Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which are investment funds managed by Southeastern (such investment funds, collectively, the “Purchasers”). The Company repurchased one million shares of its Series A Preferred Stock under the terms of the Repurchase and Exchange Agreement for $100,641,667, representing the liquidation value of such Series A Preferred Stock plus accrued and unpaid dividends. In addition, the Company and the Purchasers agreed to exchange the remaining one million shares of the Company's Series A Preferred Stock held by the Purchasers for shares of the Company’s newly created 4.0% Series B Convertible Preferred Stock, no par value (the “Series B Preferred Stock”) on a one-for-one basis plus accrued and unpaid dividends of $641,667. The exchange of shares of Series A Preferred Stock for shares of Series B Preferred Stock was a noncash financing activity. The fair value of the Series B Preferred Stock at the time of issuance was approximately $95 million. The Company has classified the Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

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

The conversion option upon a fundamental change embedded derivative value at issuance was calculated as the difference between the total value of the Series B Preferred Stock and the sum of the net present value of the cash flows if the Series B Preferred Stock is redeemed on its redemption date and the values of other embedded derivatives. Other than events which alter the likelihood of a fundamental change, the value of the conversion option upon a fundamental change embedded derivative reflects the value as of the issuance date, amortized for the passage of time. The derivative amortization is reported in Other (income) charges, net in the Consolidated Statement of Operations.

The carrying value of the Series B Preferred Stock embedded derivative as of December 31, 2024 and 2023 was a liability of less than $1 million and $1 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

Series B Registration Rights Agreement

On November 15, 2016, the Company and the Purchasers entered into a Registration Rights Agreement (the “Series A Registration Rights Agreement”) which provided the Purchasers with customary registration rights in respect of the shares of Common Stock issuable upon conversion of the Company's Series A Preferred Stock held by the Purchasers. The Series A Registration Rights Agreement contains other customary terms and conditions, including certain customary indemnification obligations. The Repurchase and Exchange Agreement extended the registration rights provided under the Series A Registration Rights Agreement to shares of Common Stock issuable upon conversion of the Series B Preferred Stock.

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

The conversion option upon a fundamental change embedded derivative value at issuance was calculated as the difference between the total value of the Series C Preferred Stock and the sum of the net present value of the cash flows if the Series C Preferred Stock is redeemed on its redemption date and the values of other embedded derivatives. Other than events which alter the likelihood of a fundamental change, the value of the conversion option upon a fundamental change embedded derivative reflects the value as of the issuance date, amortized for the passage of time. The derivative amortization is reported in Other (income) charges, net in the Consolidated Statement of Operations.

The carrying value of the Series C Preferred Stock embedded derivative as of December 31, 2024 and 2023 was a liability of less than $1 million and $1 million, respectively, and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

NOTE 10: LEASES

Kodak as lessee

The table below presents the lease-related assets and liabilities on the Consolidated Statement of Financial Position:

	Classification in the	December 31,
(in millions)	Consolidated Statement of Financial Position	2024	2023
Assets
Operating lease assets	Operating lease right-of-use assets	$27	$30
Finance lease assets	Property, plant and equipment, net	1	1
Total lease assets		$28	$31

Liabilities
Current
Operating lease liabilities	Current portion of operating leases	$11	$13
Noncurrent
Operating lease liabilities	Operating leases, net of current portion	21	24
Finance lease liabilities	Long-term debt, net of current portion	1	1
Total lease liabilities		$33	$38

Lease Costs

The table below presents certain information related to the lease expense for finance and operating leases. Lease expense is presented gross of sublease income. See “Kodak as Lessor” section below for income from subleases.

	Year Ended December 31,
(in millions)	2024	2023	2022
Finance lease expense
Amortization of leased assets	$1	$1	$1
Interest on lease liabilities	—	—	—
Operating lease expense	16	16	17
Variable lease expense (1)	7	7	7
Total lease expense	$24	$24	$25

(1)
Variable lease expense is related to real estate leases and primarily includes taxes, insurance and operating costs.

Other Information

The table below presents supplemental information related to leases. Changes in operating lease liabilities and operating lease assets are included in (Decrease) increase in liabilities excluding borrowings and trade payables, and Other items, net, respectively, in the Consolidated Statement of Cash Flows.

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$15	$20	$19
Operating cash flow for finance leases	—	—	—
Financing cash flow for finance leases	1	1	1
Total	$16	$21	$20

Noncash transaction:
Right-of-use asset obtained in exchange for new operating lease liabilities	$7	$2	$4

Weighted-average remaining lease term (in years)
Operating	4	5	5
Finance	3	3	3
Weighted-average discount rate
Operating	13.50%	13.22%	12.17%
Finance	8.42%	6.42%	5.18%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Statement of Financial Position.

Undiscounted future cash flows:
(in millions)	Operating Leases	Finance Leases
2025	$14	$—
2026	8	1
2027	6	—
2028	5	—
2029	4	—
Thereafter	9	—
Total minimum lease payments	46	1
Less: amount of lease payments representing interest	(14)	—
Present value of future minimum lease payments	32	1
Less: current obligations under leases	11	—
Long-term lease obligations	$21	$1

At December 31, 2024, Kodak had approximately $6 million of lease arrangements that were legally binding but had not yet commenced. These lease arrangements will commence in 2025 and are not included in the undiscounted future cash flows above.

Kodak as Lessor

Kodak’s net investment in sales-type leases as of both December 31, 2024 and 2023 was $3 million. The current portion of the net investment in sales-type leases is included in Other current assets in the Consolidated Statement of Financial Position. The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received to the net investment in sales-type leases recorded in the Consolidated Statement of Financial Position:

(in millions)
2025	$1
2026	1
2027 and thereafter	1
Total minimum lease payments	3
Less: unearned interest	—
Net investment in sales-type leases	$3

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
2025	$9
2026	7
2027	3
2028	3
2029	1
Thereafter	16
Total minimum lease payments	$39

Income recognized on lease arrangements for the years ended December 31, 2024, 2023 and 2022 is presented below:

	Year Ended December 31,
(in millions)	2024	2023	2022
Lease income - sales-type leases	$2	$1	$1
Lease income - operating leases	9	9	8
Variable lease income (1)	6	5	5
Total lease income	$17	$15	$14

(1) Variable lease income primarily represents operating costs under real estate leases and incremental variable income based on usage under equipment leases.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2024	2023
Equipment subject to operating leases	$24	$26
Accumulated depreciation	(17)	(18)
Equipment subject to operating leases, net	$7	$8

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

The balance of asset retirement obligations was $43 million and there was no significant activity for either of the years ended December 31, 2024 and 2023.

Other Commitments and Contingencies

As of December 31, 2024 the Company had outstanding letters of credit of $27 million issued under the Amended and Restated L/C Facility Agreement, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $47 million, and restricted cash of $100 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2024, Kodak’s Brazilian Operations maintained accruals of approximately $4 million for claims aggregating approximately $79 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $4 million.

In connection with assessments in Brazil, local regulations require Kodak's Brazilian operations to post security for a portion of the amounts in dispute. As of December 31, 2024, Kodak's Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $35 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak's Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak's Brazilian operations on March 12, 2024 and those operations are in the process of having the lien on those assets removed.

The Company has received five requests under New Jersey law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to option grants and securities transactions and alleged proxy statement disclosure deficiencies (each a “Derivative Demand,” and collectively the “Derivative Demands”) in the context of an announcement on July 28, 2020 (the “DFC Announcement”) by the U.S. International Development Finance Corporation (the “DFC”) regarding the signing of a non-binding letter of interest to provide a subsidiary of the Company with a potential $765 million loan (the “DFC Loan”) to support the launch of Kodak Pharmaceuticals, an initiative that would manufacture pharmaceutical ingredients for essential generic drugs (the “DFC Pharmaceutical Project”).

On May 19, 2021 Louis Peters, one of the persons making a Derivative Demand (“Peters”), commenced a derivative lawsuit on behalf of the Company against certain officers and current and former directors of the Company and the Company as a nominal defendant in the Supreme Court of the State of New York in Monroe County seeking damages and equitable relief based on alleged breaches of fiduciary duty and unjust enrichment resulting from stock trades, option grants and a charitable contribution in the context of the DFC Announcement of the potential DFC Loan and DFC Pharmaceutical Project (the “State Derivative Lawsuit”). The plaintiff filed an amended complaint in the State Derivative Lawsuit on August 23, 2021, and the Company and individual defendants filed motions to dismiss (or alternatively, in the case of the Company, a motion for summary judgment) in the State Derivative Lawsuit on October 22, 2021. On March 17, 2022, the court issued an order staying the State Derivative Lawsuit pending the resolution of the Federal Derivative Lawsuit described below. On January 24, 2025, the parties stipulated to the dismissal of the State Derivative Lawsuit with prejudice based on the dismissal of the Federal Derivative Lawsuit as described below. Following this dismissal, there are no remaining ongoing proceedings stemming from the DFC Announcement.

On September 2, 2021 Herbert Silverberg, another person making a Derivative Demand (“Silverberg”), commenced a derivative lawsuit on behalf of the Company against one current and one former director of the Company and the Company as a nominal defendant in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the State Derivative Lawsuit and alleged proxy statement misrepresentations and omissions. On October 4, 2021, Peters commenced a derivative lawsuit on behalf of the Company against the same parties named in the State Derivative Lawsuit in the Federal District Court for the Western District of New York seeking damages and equitable relief on a basis overlapping with the

State Derivative Lawsuit and alleged violations of Section 10(b) of the Exchange Act. The Federal derivative lawsuits filed by Silverberg and Peters were consolidated into a single proceeding (the “Federal Derivative Lawsuit”) on January 18, 2022, and Peters was appointed as lead plaintiff in the Federal Derivative Lawsuit. An amended consolidated complaint combining the allegations contained in the Federal derivative lawsuits filed by Silverberg and Peters was filed in the Federal Derivative Lawsuit on February 16, 2022, and the Company and individual defendants served motions to dismiss or, in the alternative in the case of the Company, for summary judgment on April 15, 2022. Threshold discovery in the case was completed, and the Company and individual defendants formally filed their motions to dismiss/for summary judgment on September 30, 2022. The plaintiffs filed an opposition to the motions to dismiss/for summary judgment on November 14, 2022, and the Company and the individual defendants filed responses to the plaintiffs’ opposition on December 27, 2022 and December 23, 2022, respectively. A hearing with respect to the motions to dismiss/for summary judgment was held on August 9, 2023, and the lawsuit was dismissed in its entirety with prejudice on September 26, 2023. The plaintiffs/appellants filed a notice of appeal of the dismissal on October 25, 2023 and filed their brief on appeal on March 21, 2024. The Company filed its response brief on June 20, 2024, and the plaintiffs/appellants filed their reply brief on July 11, 2024. The Second Circuit Court of Appeals heard oral argument with respect to the appeal on December 12, 2024 and affirmed the dismissal on December 18, 2024.

In addition, Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, tort and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products such as the on-going patent infringement claims brought by FUJIFILM Corporation against Eastman Kodak Company (in the US) and its German subsidiaries (in Germany) alleging that certain of Kodak’s SONORA process free plates infringe four of its patents in each jurisdiction. These matters are in various stages of investigation and litigation and are being vigorously defended. Based on information currently available, Kodak does not believe that it is probable that the outcomes in these various matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period. Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 12: GUARANTEES

In accordance with the terms of a settlement agreement concerning certain of the Company’s historical environmental liabilities at Eastman Business Park ("EBP"), in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded related to this guarantee.

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Further, the fair value of any right to indemnification granted during the year ended December 31, 2024 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2022	$19
New extended warranty and maintenance arrangements	87
Recognition of extended warranty and maintenance arrangement revenue	(89)
Deferred revenue on extended warranties as of December 31, 2023	17
New extended warranty and maintenance arrangements	69
Recognition of extended warranty and maintenance arrangement revenue	(74)
Deferred revenue on extended warranties as of December 31, 2024	$12

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2024, 2023 and 2022 amounted to $59 million, $77 million and $78 million, respectively.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income at the same time that the exposed assets and liabilities are re-measured through net income (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at December 31, 2024 and 2023 was approximately $251 million and $279 million, respectively. The majority of the contracts of this type held by Kodak at December 31, 2024 and 2023 were denominated in euros, Chinese renminbi and Japanese yen.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net loss from derivatives not designated as hedging instruments	$13	$12	$16

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2024 and 2023. Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2024 was not significant to Kodak.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2024 and 2023 was $0 million and $3 million, respectively. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2024 was $3 million. There were no foreign currency forward contracts in a liability position as of December 31, 2023.

The fair values of long-term borrowings were $436 million and $396 million at December 31, 2024 and 2023, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2024.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term borrowings approximate their fair values.

NOTE 14: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography:

Major product:

	Year Ended
	December 31, 2024
		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
Core products and services (1)
Plates, inks and other consumables	$520	$27	$—	$—	$547
Ongoing service arrangements	155	—	—	—	155
Total annuities	675	27	—	—	702
Equipment & Software	62	1	—	—	63
Film and chemicals	—	239	—	—	239
Total core products and services	737	267	—	—	1,004
Growth products (2)	—	4	—	—	4
Other (3)	—	—	20	15	35
Total	$737	$271	$20	$15	$1,043

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

	Year Ended
	December 31, 2022
		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
Core products and services (1)
Plates, inks and other consumables	$652	$26	$—	$—	$678
Ongoing service arrangements	205	—	—	—	205
Total annuities	857	26	—	—	883
Equipment & Software	81	—	—	—	81
Film and chemicals	—	192	—	—	192
Total core products and services	938	218	—	—	1,156
Growth products (2)	—	16	—	—	16
Other (3)	—	—	17	16	33
Total	$938	$234	$17	$16	$1,205

(1)
Core products and services includes the Print segment and the Motion Picture and Industrial Film and Chemicals businesses within the Advanced Materials and Chemicals segment, excluding coating and product commercialization services (“Coating Services”).
(2)
Growth products consist of Coating Services, Analytical Services and Advanced Materials and Functional Printing within the Advanced Materials and Chemicals segment.
(3)
Other consists of Intellectual Property Licensing ("IP Licensing"), Brand Licensing and Eastman Business Park.

Geography (1):

	Year Ended
	December 31, 2024
		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
United States	$231	$214	$20	$15	$480
Canada	15	2	—	—	17
North America	246	216	20	15	497
Europe, Middle East and Africa	312	22	—	—	334
Asia Pacific	161	32	—	—	193
Latin America	18	1	—	—	19
Total Sales	$737	$271	$20	$15	$1,043

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

(1)
Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2024, 2023 and 2022.

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

	As of December 31,
(in millions)	2024	2023
Contract assets	$5	$1

Contract liabilities - current	35	37
Contract liabilities - long-term	57	63
Total	$92	$100

Activity in deferred revenue accounts consisted of:

	Year Ended December 31,
(in millions)	2024	2023	2022
Beginning liabilities recognized in revenue	$33	$33	$38
Cash payments received, net of revenue recognized	24	39	30

NOTE 15: OTHER OPERATING (INCOME) EXPENSE, NET

	Year Ended December 31,
(in millions)	2024	2023	2022
Gain on sale of assets (1)	$(17)	$—	$—
Asset impairments (2) (3) (4)	4	5	1
Legal settlements	1	—	(1)
Other	2	1	(1)
Total	$(10)	$6	$(1)

(1)
In the first quarter of 2024, Kodak sold certain assets in the U.S. and recognized a gain of $17 million.
(2)
In the fourth quarter of 2024, Kodak recorded a long-lived asset impairment charge of $4 million related to the Light Blocking business, within the Advanced Materials and Chemicals segment, as a result of lower forecasted cash flows as the business continues to explore strategic alternatives in order to commercialize this technology. The fair value of Light Blocking was estimated using a discounted cash flow method (Level 3).
(3)
In the fourth quarter of 2023, Kodak recorded a long-lived asset impairment charge of $4 million related to the EPS business, within the Print segment, due to the continued impacts of the decision to cease manufacturing of the EPS equipment products. The fair value of EPS was estimated using a discounted cash flow method (Level 3).
(4)
In the fourth quarter of 2022, Kodak recorded an impairment charge of $1 million related to the Kodak trade name. Refer to Note 5, "Goodwill and Other Intangible Assets."

NOTE 16: OTHER (INCOME) CHARGES, NET

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest income	$(12)	$(15)	$(1)
Change in fair value of embedded conversion features derivative	—	2	(3)
Loss on foreign exchange transactions	9	9	4
Other	—	3	1
Total	$(3)	$(1)	$1

NOTE 17: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the related provision for U.S. and other income taxes were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Earnings (loss) from continuing operations before income taxes:
U.S.	$70	$36	$(2)
Outside the U.S.	40	51	33
Total	$110	$87	$31
U.S. income taxes:
Deferred benefit	$(1)	$(1)	$(3)
Income taxes outside the U.S.:
Current provision	9	12	7
Deferred provision	—	1	1
Total provision	$8	$12	$5

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Amount computed using the statutory rate	$23	$18	$7
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	—	1	(2)
Operations outside the U.S.	7	13	4
Legislative tax law and rate changes	—	—	—
Valuation allowance	(23)	(19)	(9)
Tax settlements and adjustments, including interest	1	—	4
Other, net	—	(1)	1
Provision for income taxes	$8	$12	$5

The significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2024	2023
Deferred tax assets
Restructuring programs	$1	$1
Leasing	7	8
Foreign tax credit	134	281
Inventories	13	11
Investment tax credit	21	25
Employee deferred compensation	7	9
Workers' compensation and other employee reserves	13	14
Depreciation	26	31
Research and development costs	44	42
Tax loss carryforwards	539	529
Other deferred revenue	2	2
Other	71	79
Total deferred tax assets before valuation allowances	$878	$1,032
Valuation allowances	(671)	(778)
Total net deferred tax assets	$207	$254

Deferred tax liabilities
Pension and postretirement obligations	$(205)	$(251)
Leasing	$(5)	$(6)
Goodwill/intangibles	(6)	(8)
Unremitted foreign earnings	(15)	(16)
Total deferred tax liabilities	(231)	(281)
Net deferred tax liabilities	$(24)	$(27)

Deferred tax liabilities are reported in the following component within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2024	2023
Other long-term liabilities	$(24)	$(27)
Net deferred tax liabilities	$(24)	$(27)

As of December 31, 2024, Kodak had available domestic and foreign net operating loss ("NOL") carryforwards for income tax purposes of approximately $2,228 million, of which approximately $1,062 million have an indefinite carryforward period. The $1,062 million with an indefinite carryforward period includes $218 million of U.S interest carryforward. The remaining $1,166 million that do not have an indefinite carryforward period expire between the years 2025 and 2043. Kodak also had foreign tax and investment tax credit carryforwards of $134 million and $21 million, respectively, which expire between 2025 and 2039. A total of $97 million of the foreign tax credit carryforwards will expire in 2025 if left unutilized. If written off, these tax attributes are expected to be fully offset by a corresponding decrease in Kodak's valuation allowance, resulting in no net tax provision.

As of December 31, 2024, approximately $147 million of unused foreign tax credits expired and were written off. The write-off of these tax attributes was fully offset by a corresponding reduction in Kodak’s valuation allowance, which resulted in no net tax provision.

As of December 31, 2024, Kodak had available $10 million of tax credits related to its research and development activities. These credits expire between 2034 and 2043. A full valuation allowance has been recorded on these credits.

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

Kodak intends to repatriate its offshore earnings when prudent. Accordingly, it recorded deferred tax liabilities of $15 million and $16 million for potential taxes on undistributed earnings as of December 31, 2024 and 2023, respectively. These taxes are primarily attributable to foreign withholding taxes.

Kodak’s valuation allowance as of December 31, 2024 was $671 million. Of this amount, $259 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $251 million, and $412 million related to Kodak’s net deferred tax assets in the U.S. of $396 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Kodak’s valuation allowance as of December 31, 2023 was $778 million. Of this amount, $290 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $279 million, and $488 million related to Kodak’s net deferred tax assets in the U.S. of $472 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance as of January 1	$2	$3	$4
Tax positions related to the current year:
Additions	1	—	—
Tax positions related to prior years:
Additions	1	1	1
Reductions	(2)	(1)	(2)
Settlements with taxing jurisdictions	—	(1)	—
Balance as of December 31	$2	$2	$3

Kodak’s policy is to recognize interest and/or penalties related to income tax matters as a component of its provision for income taxes. Kodak had approximately $11 million, $10 million and $10 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2024, 2023 and 2022 respectively.

Kodak had uncertain tax benefits of approximately $14 million, $13 million and $13 million as of December 31, 2024, 2023 and 2022 respectively, that, if recognized, would affect the effective income tax rate. Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. The current income tax liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position. Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

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

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Kodak has substantially concluded all U.S. federal income tax matters for years through 2019 and state income tax matters for years through 2016 with the respective tax authorities. With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2013 with respective foreign tax jurisdiction authorities.

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

The activity incurred in relation to restructuring programs during the three years ended December 31, 2024 were as follows:

			Inventory
	Severance	Exit Costs	Write-
(in millions)	Reserve (1)	Reserve (1)	downs (1)	Total
Balance as of December 31, 2021	$4	$1	$—	$5
Charges	6	4	3	13
Utilization/cash payments	(6)	—	(3)	(9)
Other adjustments & reclasses (2)	(2)	—	—	(2)
Balance as of December 31, 2022	2	5	—	7
Charges	8	(1)	3	10
Utilization/cash payments	(6)	(3)	(3)	(12)
Balance as of December 31, 2023	4	1	—	5
Charges	7	1	—	8
Utilization/cash payments	(7)	—	—	(7)
Other adjustments & reclasses (2)	(1)	—	—	(1)
Balance as of December 31, 2024	$3	$2	$—	$5

(1)
The severance and exit costs reserves require the outlay of cash. Inventory write-downs are non-cash items.
(2)
The $2 million in 2022 and $1 million in 2024 represented severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

2022 Activity

Restructuring actions taken in 2022 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2022, Kodak recorded $13 million of charges of which $10 million were reported as Restructuring costs and other and $3 million were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

The 2022 severance costs related to the elimination of approximately 115 positions, including approximately 50 administrative, 40 manufacturing/service and 25 research and development positions. The geographic composition of these positions included approximately 65 in the U.S. and Canada and 50 throughout the rest of the world. The 2022 exit costs related to the cessation of manufacturing of the EPS equipment products and represent contractual obligations associated with open purchase orders as of December 31, 2022.

2023 Activity

Restructuring actions taken in 2023 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included actions to complete the process of ceasing manufacturing of the EPS equipment products as well as various targeted reductions in manufacturing, service, sales and administrative functions.

As a result of these actions, for the year ended December 31, 2023, Kodak recorded $10 million of charges of which $7 million were reported as Restructuring costs and other and $3 million were reported as Cost of revenues in the accompanying Consolidated Statement of Operations.

The 2023 severance costs related to the elimination of approximately 130 positions, including approximately 50 administrative and 80 manufacturing/service positions. The geographic composition of these positions included approximately 20 in the U.S. and Canada and 110 throughout the rest of the world.

2024 Activity

Restructuring actions taken in 2024 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, administrative, and research and development functions.

As a result of these actions, for the year ended December 31, 2024, Kodak recorded $8 million of charges which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2024 severance costs related to the elimination of approximately 135 positions, including approximately 55 administrative, 75 manufacturing/service and 5 research and development positions. The geographic composition of these positions included approximately 70 in the U.S. and Canada and 65 throughout the rest of the world.

As a result of these initiatives, the majority of the severance liabilities as of December 31, 2024 will be paid during periods through the end of 2025. The $2 million exit cost reserve relates to a liability for which timing of the payment is uncertain.

NOTE 19: RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory defined benefit plan, the Kodak Retirement Income Plan (“KRIP” or the "U.S. Plan"), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus any additional amounts the Company determines to be appropriate. Assets in the trust fund are held for the sole benefit of participating employees and retirees. The projected benefit obligation for the U.S. Plan was measured using actuarial techniques that incorporate management’s assumption for the discount rate, as well as other assumptions.

For U.S. employees hired prior to March 1999, KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings. KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted into the cash balance formula during a special election period. Effective January 1, 2015 the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”). The Cash Balance Plan credits employees’ hypothetical accounts with an amount equal to a specified percentage of their pay, plus an interest crediting rate based on the 30-year Treasury bond rate. In May 2022, KRIP was amended to increase the employees’ crediting rates from 9% or 10% of pay based on employee classification to 12% or 13% of pay, retroactive to January 1, 2022. The plan amendment also provided a one-time service credit to eligible employees’ cash balance accounts. In May 2023, KRIP was amended to provide another one-time service credit to eligible employees’ cash balance accounts.

During 2024 the Company, in conjunction with the KRIP Committee, implemented various actions designed to preserve and maximize the value of KRIP’s over-funding by reducing investment risk and improving the overall liquidity of KRIP. During the first quarter of 2024, the KRIP Committee outsourced the investment management of KRIP to NEPC, LLC ("NEPC"). Effective April 1, 2024, the KRIP Committee approved an updated investment policy that modified the target asset allocations by allocating a greater portion of KRIP’s assets to lower risk investments as well as interest rate hedging investments which aim to manage the liability interest rate risk associated with KRIP's liabilities. As contemplated by the updated investment policy, NEPC subsequently initiated the redemption of a substantial majority of KRIP’s hedge fund investments and expanded its interest rate hedging strategy with a portion of those proceeds.

On November 20, 2024, the Kodak Retirement Income Plan Trust (the “Trust”), in its capacity as holder of assets for the benefit of KRIP, entered into a Purchase and Sale Agreement (the “Agreement”) with Mastercard Foundation (the “Buyer”) related to the sale of a portion of KRIP's private equity and certain other illiquid investments (collectively, "KRIP Illiquid Assets"). Pursuant to the Agreement, on December 31, 2024, the Trust sold to the Buyer (the “Mastercard Closing”) KRIP Illiquid Assets for a cash purchase price of $510 million, which was received at the Mastercard Closing.

Subsequent to the entry into the Agreement, the Trust entered into Purchase and Sale Agreements similar to the Agreement (collectively, the “Other Agreements” and, together with the Agreement, the “Sale Agreements”) with four other investors for a portion of the remaining KRIP Illiquid Assets. Pursuant to the Other Agreements, on December 31, 2024 (together with the Mastercard Closing, the “Closings”) the Trust sold to these investors KRIP Illiquid Assets for a purchase price of $49 million, of which $33 million was received in cash on December 31, 2024, $7 million was received in cash in January 2025 and $9 million is payable on a deferred basis on December 31, 2025.

The total aggregate net asset value ("NAV") of the KRIP Illiquid assets as of December 31, 2023 that were sold pursuant to the Sale Agreements was approximately $840 million. KRIP received net distributions in 2024 related to these assets of approximately $43 million and cash proceeds at the Closings of $543 million. The $7 million cash received in January 2025 and the $9 million of deferred proceeds was recorded as a receivable as of December 31, 2024. As a result, the loss on the sale of KRIP Illiquid Assets sold pursuant to the Sale Agreements was approximately $238 million as of December 31, 2024.

On January 21, 2025, the Board of Directors of Kodak approved the termination of KRIP effective March 31, 2025, and no further benefits will accrue under KRIP following such date. In addition, the Board of Directors approved a defined benefit retirement plan (the “Kodak Cash Balance Plan”) as a replacement for KRIP which became effective on March 1, 2025 for new hires and becomes effective on April 1, 2025 for current employees. The benefits under the Kodak Cash Balance Plan are substantially the same as those under the cash balance feature of KRIP.

Many subsidiaries and branches operating outside the U.S. have defined benefit retirement plans covering substantially all employees. Contributions by Kodak for these plans are typically deposited under government or other fiduciary-type arrangements. Retirement benefits are generally based on contractual agreements that provide for benefit formulas using years of service and/or compensation prior to retirement. The actuarial assumptions used for these plans, which include the discount rate, expected return on plan assets (for funded plans) as well as other assumptions, reflect the diverse economic environments within the various countries in which Kodak operates.

Information on the major funded and unfunded U.S. and Non-U.S. defined benefit pension plans is presented below. The information for the U.S. for all years presented relates to KRIP. The composition of the major Non-U.S. plans may vary from year to year. If the major Non-U.S. plan composition changes, prior year data is conformed to ensure comparability.

Obligations and Funded Status:

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$2,386	$588	$2,482	$577
Service cost	13	2	13	2
Interest cost	109	18	117	20
Benefit payments	(269)	(41)	(283)	(43)
Plan Amendments	—	—	29	—
Actuarial (gain) loss	(56)	(12)	28	12
Special termination benefits	1	—	—	—
Currency adjustments	—	(9)	—	20
Projected benefit obligation at end of period	$2,184	$546	$2,386	$588

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,546	$528	$3,659	$526
Actual Return on plan assets	(149)	5	170	25
Employer contributions	—	5	—	6
Benefit payments	(269)	(41)	(283)	(43)
Currency adjustments	—	(3)	—	14
Fair value of plan assets at end of period	$3,128	$494	$3,546	$528

Over (under) funded status at end of period	$944	$(52)	$1,160	$(60)

Accumulated benefit obligation at end of period	$2,181	$538	$2,384	$579

An actuarial gain of $56 million related to the U.S. Plan's projected benefit obligation ("PBO") was recognized in 2024, primarily driven by an increase in the discount rate ($83 million), partially offset by a loss associated with unfavorable demographic experience ($22 million), as well as a loss associated with an increase in the cash balance interest crediting rate ($5 million). In 2023, a PBO actuarial loss of $28 million was recognized for the U.S. Plan primarily driven by a decrease in the discount rate ($40 million), partially offset by a gain associated with favorable mortality experience ($12 million). Additionally, a prior service cost was recognized as a result of a plan amendment ($29 million) in 2023. The Non-U.S. PBO actuarial gain of $12 million recognized in 2024 was driven by lower inflation assumptions ($8 million), increases in discount rates ($1 million) and favorable demographic experience ($3 million). The Non-U.S. PBO actuarial loss of $12 million recognized in 2023 was driven by decreases in discount rates ($20 million) and unfavorable demographic experience ($1 million), partially offset by gains associated with lower inflation assumptions ($9 million).

The actual return on plan assets for the U.S. Plan was a loss of $149 million for the year ended December 31, 2024, which was driven by the loss on the sale of KRIP Illiquid Assets of $238 million partially offset by strong performance of debt securities and hedge funds. The actual return on plan assets for the year ended December 31, 2023 was $170 million, which reflected strong performance of debt securities and certain hedge fund investments. The total net realized losses from derivative investments for 2024 and 2023 were approximately $18 million and $1 million, respectively. Refer to discussion below on derivative instruments for further information.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.45%	3.49%	4.92%	3.47%	5.13%	3.93%
Salary increase rate	1.00%	2.29%	1.50%	2.06%	1.00%	2.71%
Interest crediting rate for cash balance plan	4.75%	NA	4.00%	NA	4.00%	NA

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	As of December 31,
	2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension and other postretirement assets	$944	$32	$1,160	$42
Pension and other postretirement liabilities	—	(84)	—	(102)
Net amount recognized	$944	$(52)	$1,160	$(60)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with a PBO in excess of the fair value of plan assets is as follows:

	As of December 31,
	2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$194	$—	$406
Fair value of plan assets	—	110	—	304

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets is as follows:

	As of December 31,
	2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$—	$187	$—	$397
Fair value of plan assets	—	110	—	304

Amounts recognized in accumulated other comprehensive (loss) income in shareholders’ equity for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of:

	As of December 31,
	2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service (cost) credit	$(33)	$1	$(45)	$2
Net actuarial gain (loss)	71	(52)	449	(52)
Total	$38	$(51)	$404	$(50)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2024		2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established (loss) gain	$(341)	$(2)	$(115)	$(7)	$149	$120
Newly established prior service cost	—	—	(29)	—	(28)	—
Amortization of:
Prior service cost (credit)	12	—	9	—	(3)	—
Net actuarial (gain) loss	(37)	2	(30)	1	—	10
Total (loss) income recognized in Other comprehensive (loss) income	$(366)	$—	$(165)	$(6)	$118	$130

For the year ended December 31, 2024, the U.S. loss consisted of the PBO actuarial gain of $56 million and an asset actuarial loss of $397 million as actual asset returns were less than expected returns primarily due to the sale of the KRIP Illiquid Assets as discussed above, and the Non-U.S. loss consisted of the PBO actuarial gain of $12 million offset by asset actuarial losses of $14 million as actual asset returns were less than expected returns. For the year ended December 31, 2023, the U.S. loss consisted of the PBO actuarial loss of $28 million and an asset actuarial loss of $87 million as actual asset returns were less than expected returns and the Non-U.S. loss consisted of the PBO actuarial loss of $12 million partially offset by asset actuarial gains of $5 million as actual asset returns exceeded expected returns.

Pension (Income) Expense:

Pension (income) expense for all defined benefit plans included:

	Year Ended December 31,
	2024		2023		2022
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$2	$13	$2	$13	$3
Interest cost	109	18	117	20	80	9
Expected return on plan assets	(248)	(19)	(257)	(20)	(178)	(14)
Amortization of:
Prior service cost (credit)	12	—	9	—	(3)	—
Actuarial (gain) loss	(37)	2	(30)	1	—	10
Pension (income) expense before special termination benefits	(151)	3	(148)	3	(88)	8
Special termination benefits	1	—		—	2	—
Net pension (income) expense for major defined benefit plans	(150)	3	(148)	3	(86)	8
Other plans including unfunded plans	—	(8)	—	1	—	—
Net pension (income) expense	$(150)	$(5)	$(148)	$4	$(86)	$8

The special termination benefits were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	4.88%	3.11%	5.04%	3.44%	3.45%	1.60%
Effective rate for interest cost	4.85%	3.43%	5.02%	3.80%	2.97%	1.20%
Salary increase rate	1.50%	2.46%	1.00%	2.71%	1.00%	2.39%
Expected rate of return on plan assets	7.10%	3.93%	7.50%	4.16%	5.30%	2.67%
Interest crediting rate for cash balance plan	4.00%	NA	3.85%	NA	2.58%	NA

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

Plan Asset Investment Strategy

The investment strategy underlying the asset allocation for the pension assets is to achieve an optimal return on assets with an acceptable level of risk while providing for the long-term liabilities and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plans. This is primarily achieved by investing in a broad portfolio constructed of various asset classes including equity, debt, real estate, private equity, hedge funds and other assets and instruments. As part of KRIP’s strategy to reduce investment risk and improve the overall liquidity of the plan, KRIP transferred a significant portion of its assets to lower risk investments in 2024. In addition, the U.S. Plan uses derivative investments primarily to hedge liability interest rate risk to U.S. government bonds. As part of the change in investment strategy in 2024, KRIP expanded its interest rate hedging strategy. Other investment objectives include maintaining broad diversification between and within asset classes and investment managers and managing asset volatility relative to plan liabilities.

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

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, individual fund and single investment manager. The most significant concentrations of risk are with two investment management firms (Loomis Sayles and Income Research + Management) which each managed 14% of plan assets as of December 31, 2024, and 10% of plan assets as of December 31, 2023.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plan by asset category, are as follows:

	As of December 31,
	2024	2023	2024 Target
Asset Category
Debt securities	42%	20%	62-82%
Real estate	0%	0%	0%
Cash and cash equivalents	31%	5%	0-10%
Private equity	5%	31%	0-35%
Hedge funds	22%	44%	0%
Total	100%	100%

As a result of the change in KRIP’s investment strategy in 2024, the sale of a significant portion of KRIP’s Illiquid Assets and the timing of hedge fund redemptions, the debt securities, cash and cash equivalents and hedge funds investment categories at December 31, 2024 were outside of the previously established target allocations. Due to timing of asset sales and hedge fund redemptions, certain amounts included in the cash and cash equivalents target are recorded as receivables at year-end. The investment allocation is likely to be further adjusted during 2025 in connection with the termination of KRIP.

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2024	2023	2024 Target
Asset Category
Equity securities	6%	6%	0-10%
Debt securities	17%	16%	15-25%
Real estate	2%	2%	0-5%
Cash and cash equivalents	9%	2%	0-5%
Hedge Funds	0%	6%	0%
Private equity	6%	8%	0-10%
Insurance contracts	60%	60%	25-75%
Total	100%	100%

Derivative Investments

The U.S. Plan derivative instruments consist primarily of direct investments in exchange traded futures contracts. Government bond exposure is obtained via U.S. government bond futures. Foreign currency futures contracts are used to partially hedge foreign currency risk.

As of December 31, 2024 and 2023, the notional amount for exchange traded futures contracts was approximately $574 million and $384 million, respectively. Realized gains and losses from these derivative investments are included in the actual return on plan assets balance. The total fair value of these derivative instruments at December 31, 2024 and 2023 was $(5) million and $1 million, respectively, which represents the unrealized losses and gains on these contracts and is included in the derivative line items in the table of plan assets below. The U.S. defined benefit pension plan is required to maintain cash on deposit to collateralize its obligations under its futures contracts. As of the years ended December 31, 2024 and 2023, approximately $5 million and $9 million, respectively, was on deposit in cash and Treasury bills to fulfill these requirements and is included in the cash and cash equivalents asset class in the table below.

The U.S. Plan has invested in a diversified portfolio of hedge funds that may utilize derivative instruments to execute their investment strategy. Any gains or losses, as well as changes in the fair value of derivative investments held by a hedge fund, are included in the hedge fund’s NAV.

Fair Value Measurements

Kodak’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the NAV per share expedient. Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

The fair value of Kodak’s U.S. defined benefit pension plan assets at December 31, 2024 and 2023 by asset class is presented in the tables below:

U.S. Plan

	December 31, 2024
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents (1)	$843	$—	$—	$—	$843

Debt Securities: (2)
Government bonds		482	—	—	482
Investment grade bonds	—	836	—	—	836

Other:
Hedge funds	—	—	—	689	689
Private equity	—	—	—	167	167
Derivatives with unrealized losses	(5)	—	—	—	(5)
	$838	$1,318	$—	$856	$3,012
Net receivables (3)					116
Total					$3,128

U.S. Plan

	December 31, 2023
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents (1)	$120	$—	$—	$—	$120

Debt Securities: (2)
Government bonds	—	32	—	—	32
Investment grade bonds	—	682	—	—	682

Real estate	—	—	—	18	18

Other:
Hedge funds	—	—	—	1,552	1,552
Private equity	—	—	3	1,094	1,097
Derivatives with unrealized gains	1				1
	$121	$714	$3	$2,664	$3,502
Net receivables (3)					44
Total					$3,546

Assets not utilizing the NAV per share expedient are valued as follows:

(1)
Cash and cash equivalents are primarily held in short term investment funds and are used for benefit and fee payments, as well as for margin and liquidity requirements associated with the U.S. Plan’s derivative instrument contracts.
(2)
Debt securities are valued using a market-based pricing model that utilizes standard valuation techniques that maximize the use of relevant observable inputs, including market prices for similar assets.
(3)
Net receivables as of December 31, 2024 and 2023 represent amounts associated with redemption of hedge funds net of payables for purchases of investments. As of December 31, 2024, Net receivables also included $16 million of proceeds associated with the sale of KRIP Illiquid Assets.

Investments Valued at NAV

Kodak performs an investment-by-investment analysis to determine if the investment meets the requirements to be measured at NAV. For investments with lagged pricing, Kodak uses the latest available net asset values and considers expected return and other relevant material events for the year-end valuation of these investments.

The total fair value, unfunded commitments and redemption provisions for the U.S. defined benefit pension plan’s investments valued at NAV are as follows:

Investments Valued at NAV at December 31, 2024
		Unfunded	Redemption	Redemption
(in millions)	Fair Value	Commitments	Frequency	Notice Period
Private equity	$167	$24	N/A	N/A
Hedge Funds	689	—	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$856	$24
Total

Investments Valued at NAV at December 31, 2023
		Unfunded	Redemption	Redemption
(in millions)	Fair Value	Commitments	Frequency	Notice Period
Real estate	$18	$—	N/A	N/A
Private equity	1,094	172	N/A	N/A
Hedge Funds	1,552	—	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$2,664	$172

Real estate investments primarily included investments in limited partnerships that invest in office, industrial, retail and apartment properties. Investments were primarily valued by the fund manager based on independent appraisals, discounted cash flow models, cost and comparable market transactions. During 2024, Kodak sold its real estate investments as part of the sale of KRIP’s Illiquid Assets.

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

In 2023, the U.S. Plan invested in a portfolio of hedge funds to supplement the return generated by its exchange traded futures contracts, as well as in a separate portfolio of hedge funds where the objective was to seek a higher absolute return. Hedge fund investments were made through direct investments in individual hedge funds. The hedge fund investments substantially consisted of a diversified portfolio of hedge funds that use equity, debt, commodity, currency strategies and derivative instruments. The U.S. defined benefit pension plan evaluated several factors for investing in hedge funds including investment strategy, return, risk, liquidity, correlation to other funds and the number of funds to achieve a diversified portfolio of hedge funds. Regarding the portion of hedge funds intended to supplement the return generated by its exchange traded futures contracts, the U.S. Plan maintained cash and Treasury bills as liquidity reserves that served as variation margin for these futures contracts. Approximately $77 million of cash liquidity reserves associated with these hedge funds as of December 31, 2023 is included in the cash and cash equivalents asset class in the table above.

In 2024, based on the change in investment strategy designed to preserve and maximize the value of KRIP’s over-funding by reducing investment risk and improving the overall liquidity of KRIP, the U.S. Plan began liquidating its hedge fund investments. Of the $689 million of hedge fund investments remaining at December 31, 2024, $534 million has been or is expected to be redeemed in 2025. The remainder is required to be redeemed over a five-year period.

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

The tables below summarize Kodak’s U.S. Plan investments in hedge funds by type for those investments valued at NAV:

U.S. Plan:

	Summarized Asset Information
	December 31, 2024

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$204	Quarterly	45-90 days
Relative value hedge funds	185	Bi-monthly, Quarterly	6-120 days
Directional hedge funds	52	Monthly	5 days
Equity long/short hedge funds	125	Monthly, Quarterly	45-90 days
Sector specialist hedge funds	44	Quarterly, Semi-Annually	60-90 days
Long-biased hedge funds	79	Quarterly, Annually	60-90 days
	$689

	Summarized Asset Information
	December 31, 2023

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$509	Quarterly	45-90 days
Relative value hedge funds	342	Bi-monthly, Quarterly	6-120 days
Directional hedge funds	143	Monthly	5 days
Equity long/short hedge funds	264	Monthly, Quarterly	45-90 days
Sector specialist hedge funds	120	Quarterly, Semi-Annually	60-90 days
Long-biased hedge funds	160	Quarterly, Annually	60-90 days
Event driven hedge funds	14	Quarterly	90 days
	$1,552

Hedge funds typically have the right to restrict redemption requests beyond Kodak’s control. In these cases, redemptions may extend beyond the general redemption terms outlined in the table above. Certain hedge fund investments have no redemption rights and will become liquid only upon sale by the hedge fund managers. As of the year ended December 31, 2023, these investments represented approximately 1% of the hedge funds investments valued at NAV. As of December 31, 2024, these investments were fully liquidated.

Liquidity

Approximately 5% of total U.S. Plan assets as of December 31, 2024 are invested in private equity funds, where the U.S. Plan receives distributions through the liquidation of the underlying investments. Liquidity of U.S. Plan assets is managed to minimize the likelihood that these investments would need to be sold to cover benefit payments, derivative losses, or any other short-term need.

The total unfunded commitments, if and when they are called over the term of each investment, are expected to be funded by the available liquidity in the U.S. Plan consistent with historical experience.

The fair value of Kodak’s major non-U.S. defined benefit pension plans assets at December 31, 2024 and 2023 by asset class are presented in the tables below:

Major Non-U.S. Plans

	December 31, 2024
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$43	$—	$—	$—	$43

Equity securities	32	—	—	—	32

Debt securities:
Investment grade bonds	34	48	—	—	82
Global high yield & emerging market debt	1	—	—	—	1

Real estate	—	—	—	10	10

Other:
Private equity	—	—	—	28	28
Insurance contracts	—	26	272	—	298
	$110	$74	$272	$38	$494

Major Non-U.S. Plans

	December 31, 2023
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$13	$—	$—	$—	$13

Equity securities	33	—	—	—	33

Debt securities:
Investment grade bonds	35	45	—	—	80
Global high yield & emerging market debt	2	—	—	—	2

Real estate	—	—	—	11	11

Other:
Hedge Funds	—	—	—	29	29
Private equity	—	—	—	42	42
Insurance contracts	—	30	287	—	317
Derivatives with unrealized gains	1				1
	$84	$75	$287	$82	$528

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

For investments in real estate and private equity funds, the investors do not have an option to redeem their interest in the fund. The investors in the fund receive distributions through the liquidation of the underlying investments in the fund. There are no material unfunded commitments as of December 31, 2024 and 2023.

Of the December 31, 2024 and 2023 investments shown in the major Non-U.S. plans table above, there are no material derivative exposures.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plan:

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2024	Still Held	Period	Settlements	2024
Private Equity	3	—	—	(3)	—
Total	$3	$—	$—	$(3)	$—

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2023	Still Held	Period	Settlements	2023
Private Equity	3	—	—	—	3
Total	$3	$—	$—	$—	$3

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2022	Still Held	Period	Settlements	2022
Private Equity	—	—	—	3	3
Total	$—	$—	$—	$3	$3

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major non-U.S. defined benefit pension plans:

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2024	Still Held	Period	Settlements	2024
Insurance Contracts	287	(15)	—	—	272
Total	$287	$(15)	$—	$—	$272

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2023	Still Held	Period	Settlements	2023
Insurance Contracts	289	(2)	—	—	287
Total	$289	$(2)	$—	$—	$287

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2022	Still Held	Period	Settlements	2022
Insurance Contracts	342	(53)	—	—	289
Total	$342	$(53)	$—	$—	$289

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2025	$253	$40
2026	242	39
2027	232	38
2028	221	37
2029	210	36
2030 - 2034	894	163

NOTE 20: OTHER POSTRETIREMENT BENEFITS

In Canada, Kodak provides medical, dental, life insurance, and survivor income benefits to eligible retirees. The plan is closed to new participants. Information on the Canada other postretirement benefit plan is presented below.

The measurement date used to determine the net benefit obligation for the Canada other postretirement benefit plan is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows:

	Year Ended December 31,
(in millions)	2024	2023
Net benefit obligation at beginning of period	$43	$43
Interest cost	1	2
Actuarial loss	1	—
Benefit payments	(2)	(2)
Net benefit obligation at end of period	$43	$43

Underfunded status at end of period	(43)	(43)

Amounts recognized in the Consolidated Statement of Financial Position consist of:

	As of December 31,
(in millions)	2024	2023
Other current liabilities	$3	$3
Pension and other postretirement liabilities	40	40
	$43	$43

Amounts recognized in Accumulated other comprehensive (loss) income consist of:

	As of December 31,
(in millions)	2024	2023
Net actuarial gain	$8	$10

Changes in benefit obligations recognized in Other comprehensive (loss) income consist of:

	Year Ended December 31,
(in millions)	2024	2023
Newly established loss	$(1)	$—
Amortization of:
Net actuarial gain	(1)	(1)
Total loss recognized in Other comprehensive (loss) income	$(2)	$(1)

Other postretirement benefit cost included:

	Year Ended December 31,
(in millions)	2024	2023	2022
Components of net postretirement benefit cost:
Service cost	$—	$—	$—
Interest cost	1	2	1
Amortization of:
Actuarial gain	(1)	(1)	—
Other postretirement benefit cost from continuing operations	$—	$1	$1

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2024	2023
Discount rate	4.51%	4.64%
Salary increase rate	1.90%	1.85%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2024	2023	2022
Effective rate for interest cost	4.67%	5.13%	2.53%
Salary increase rate	1.85%	2.10%	1.85%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2024	2023
Healthcare cost trend	6.24%	5.73%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.47%	3.32%
Year that the rate reaches the ultimate trend rate	2038	2040

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2025	$2
2026	2
2027	2
2028	2
2029	2
2030 - 2034	11

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

A reconciliation of the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income attributable to Eastman Kodak Company	$102	$75	$26
Less: Preferred Stock cash and accrued dividends	(4)	(4)	(4)
Less: Preferred Stock in-kind dividends	(6)	(5)	(5)
Less: Preferred Stock deemed dividends	(2)	(2)	(2)
Less: Earnings attributable to Series C Preferred shareholders	(12)	(8)	(2)
Net income available to common shareholders - basic	$78	$56	$13

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$5	$5	$—
Net earnings available to common shareholders - diluted	$83	$61	$13

	Year Ended December 31,
	2024	2023	2022
Weighted-average common shares outstanding - basic	80.1	79.4	78.9
Effect of dilutive securities:
Unvested restricted stock units and awards	1.6	0.9	0.6
Stock options	1.1	0.7	1.1
Series B Preferred Stock	9.5	9.5	—
Weighted-average common shares outstanding - diluted	92.3	90.5	80.6

The computation of diluted earnings per share for the year ended December 31, 2024 excludes the impact of (1) the assumed conversion of 1.2 million shares of Series C Preferred Stock, (2) the assumed exercise of 2.6 million outstanding employee stock options and (3) the assumed vesting of 0.2 million unvested restricted stock units because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the year ended December 31, 2023 excluded the impact of (1) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (2) the assumed exercise of 3.9 million outstanding employee stock options because they would have been anti-dilutive.

The computation of diluted earnings per share for the year ended December 31, 2022 excluded the impact of (1) the assumed conversion of $25 million of Convertible Notes, (2) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (3) the assumed conversion of 1.1 million shares of Series C Preferred Stock and (4) the assumed exercise of 3.3 million outstanding employee stock options because they would have been anti-dilutive.

NOTE 22: STOCK-BASED COMPENSATION

Kodak’s stock incentive plan is the 2013 Omnibus Incentive Plan (as restated and further amended, the “2013 Plan”). The 2013 Plan is administered by the Compensation, Nominating and Governance Committee of the Board of Directors.

Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards. Stock options are generally non-qualified, are at exercise prices equal to or greater than the closing price of Kodak’s stock on the date of grant and expire seven years or ten years after the grant date. Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant, or a later date as determined by the Compensation, Nominating and Governance Committee. Awards are subject to settlement in newly-issued shares of common stock. Unless sooner terminated by the Compensation, Nominating and Governance Committee, no awards may be granted under the 2013 Plan after May 15, 2034.

The maximum number of shares of common stock available for grant under the 2013 Plan is 20.0 million. For stock option grants awarded on or prior to May 19, 2021, for the number of shares available for grant under the 2013 Plan, a stock option counted as a fraction of a share, based on the fair market value of the stock option relative to the closing stock price on the date of grant. For stock option awards granted after May 19, 2021, a stock option counts as one share. Each restricted stock unit and restricted stock award counts as one share. The total number of shares of common stock registered for issuance under the 2013 Plan is approximately 13.5 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.5 million shares.

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

Restricted Stock Units and Restricted Stock awards

Restricted stock units and restricted stock awards are payable in shares of the Company common stock upon vesting. The fair value of restricted stock units and restricted stock awards without a market condition is based on the closing market price of the Company’s stock on the grant date. The following inputs were used for restricted stock units issued in 2023 with a market condition (there were no restricted stock units issued in 2024 or 2022 with a market condition):

Year Ended
December 31,
2023
Fair value of restricted stock units granted	$3.03
Risk-free interest rate	3.80%
Term (in years)	3.0
Volatility	60%
Weighted-average expected dividend yield	0.00%

Compensation cost related to restricted stock units and restricted stock awards was $6 million, $4 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted average grant date fair value of restricted stock units and awards granted for the years ended December 31, 2024, 2023 and 2022 was $5.29, $3.90 and $4.60, respectively. The total fair value of restricted stock units and awards that vested was $8 million, $4 million and $5 million for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, there was $4 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information about unvested restricted stock unit and award activity for the year ended December 31, 2024:

	Restricted Stock Units/Awards	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2023	2,537,584	$4.44
Granted	715,022	$5.29
Vested	1,351,572	$5.00
Forfeited	3,334	$7.23
Outstanding on December 31, 2024	1,897,700	$4.36

In addition to the outstanding unvested restricted stock units and awards per the above table, there are also 443,057 vested restricted stock units outstanding as of December 31, 2024 with a weighted average grant date fair value of $5.80.

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2024:

			Average
		Weighted	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under	Price	Life	Value
	Option	Per Share	(Years)	($ millions)
Outstanding on December 31, 2023	6,748,108	$6.75
Granted	—	$—
Expired	479,350	$12.46
Exercised	46,441	$3.53
Outstanding on December 31, 2024	6,222,317	$6.34	2.57	$13
Exercisable on December 31, 2024	6,180,650	$6.35	2.55	$13
Expected to vest December 31, 2024	6,222,317	$6.34	2.57	$13

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year. The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options. The intrinsic values of options outstanding, exercisable or expected to vest as of December 31, 2024 were each $13 million.

There were no options granted in the years ended December 31, 2024 and 2022. The weighted average grant date fair value of options granted for the year ended December 31, 2023 was $2.87. The total fair value of options that vested during the years ended December 31, 2024, 2023 and 2022 was less than $1 million, $1 million and $2 million, respectively. Compensation cost related to stock options for the years ended December 31, 2024, 2023 and 2022 was less than $1 million, $3 million and $1 million, respectively.

As of December 31, 2024, there was less than $1 million of unrecognized compensation cost related to stock options, which will be recognized over a weighted average period of 1.3 years.

There were less than 1 million options exercised in the years ended December 31, 2024, 2023 and 2022.

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

The following inputs were used for the valuation of stock option grants issued without a market condition in the year ended December 31, 2023 (there were no stock option grants issued in the years ended December 31, 2024 and 2022):

Year Ended
December 31,
2023
Weighted-average fair value of options granted	$3.48
Weighted-average risk-free interest rate	3.75%
Expected option lives (in years)	4.5
Weighted-average volatility	120%
Expected dividend yield	0%

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

	February 16, 2023
	Option Award
	Modifications
	Immediately Before	Immediately After
Range of fair values	0.000 - 2.1414	1.322 - 2.2424
Range of risk-free interest rates	3.82% - 4.99%	3.82% - 4.99%
Range of remaining contractual terms (in years)	0.37 - 4.25	3.37 - 7.25
Range of weighted volatilities	66.96% - 103.39%	66.96% - 103.39%
Expected dividend yield	0.00%	0.00%
Early exercise model	2.5	2.5
Number of times steps	500	500

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

NOTE 23: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share, and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2024, there were 80.5 million shares of common stock outstanding, 1.0 million shares of Series B preferred stock issued and outstanding, and 1.2 million shares of Series C preferred stock issued and outstanding. At December 31, 2023, there were 79.6 million shares of common stock outstanding, 1.0 million shares of Series B preferred stock issued and outstanding, and 1.1 million shares of Series C preferred stock issued and outstanding.

Treasury Stock

Treasury stock consisted of approximately 1.3 million and 1.0 million shares at December 31, 2024 and 2023, respectively.

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
(3)
A registration rights agreement, dated as of February 26, 2021, with GO EK Ventures IV, LLC (the “Investor”), a fund managed by Grand Oaks Capital, providing the Investor with registration rights in respect of shares of the Company's common stock issuable upon conversion of 1,000,000 shares of Series C Preferred Stock (as defined herein) issued pursuant to a Series C Preferred Stock purchase agreement, dated as of February 26, 2021, with the Investor; and
(4)
A securities registration rights agreement, dated as of February 26, 2021, with certain funds affiliated with KLIM (the “Buyers”), providing the Buyers with registration rights in respect of (i) 1,000,000 shares of the Company's common stock and (ii) shares of the Company's common stock issuable upon conversion of $25,000,000 aggregate principal amount of the Company's 5.0% unsecured convertible promissory notes due May 28, 2026, in each case, issued in a private placement transaction pursuant to a securities purchase agreement, dated as of February 26, 2021, with the Buyers.

On August 8, 2024, the Company filed a shelf Registration Statement on Form S-3 (Registration No. 281403) for the offer and sale of securities from time to time in one or more offerings of up to $500,000,000 of common stock, preferred stock, debt securities, warrants, depositary shares, purchase contracts, guarantees and units. This Registration Statement replaced an equivalent shelf Registration Statement on Form S-3 (Registration No. 254353) originally declared effective on August 12, 2021 which was expiring. The Company will file a prospectus supplement to include the specific terms of any offering or sale under either of these shelf registration statements. At December 31, 2024, the Company had not made any offerings or sales of securities pursuant to either of these registration statements.

NOTE 24: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income by component, were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Currency translation adjustments
Currency translation adjustments	$(16)	$(8)	$(12)
Pension and other postretirement benefit plan changes
Newly established net actuarial (loss) gain	(334)	(122)	277
Newly established prior service cost	—	(29)	(28)
Tax benefit	—	—	—
Newly established net actuarial (loss) gain, net of tax	(334)	(151)	249
Reclassification adjustments:
Amortization of prior service credit (cost)	11	9	(4)
Amortization of actuarial (gains) losses	(38)	(31)	8
Recognition of losses due to settlements and curtailments	(8)	—	—
Total reclassification adjustments (a)	(35)	(22)	4
Tax provision	—	—	—
Reclassification adjustments, net of tax	(35)	(22)	4
Pension and other postretirement benefit plan changes, net of tax	(369)	(173)	253
Other comprehensive (loss) income	$(385)	$(181)	$241

(a)
Reclassified to Pension income - refer to Note 19, "Retirement Plans" and Note 20, "Other Postretirement Benefits" for additional information.

NOTE 25: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is composed of the following:

	As of December 31,
(in millions)	2024	2023
Currency translation adjustments	$(136)	$(120)
Pension and other postretirement benefit plan changes	32	401
Total	$(104)	$281

NOTE 26: SEGMENT INFORMATION

Kodak has three reportable segments: Print, Advanced Materials and Chemicals and Brand. Kodak’s reportable segments are based on a combination of factors that the chief operating decision maker (“CODM”) uses to evaluate and manage the business operations, including but not limited to, Kodak’s organizational structure, customer base, markets, products and services and related technologies. Kodak does not aggregate operating segments. A description of Kodak’s reportable segments follows.

Print: The Print segment is comprised of four lines of business, the Prepress Solutions business: the Prosper business, the Software business and the Electrophotographic Printing Solutions business.

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of four lines of business: the Industrial Film and Chemicals business, the Motion Picture business, the Advanced Materials and Functional Printing business and the IP Licensing and Analytical Services business.

Brand: The Brand segment contains the brand licensing business.

The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other revenues and All Other Operational EBITDA, and primarily represent the operations of the Eastman Business Park, a more than 1,200 acre technology center and industrial complex.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. There are no intersegment sales between the segments.

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; interest expense; other operating income (expense), net and other income (charges), net.

The CODM uses Operational EBITDA in assessing segment performance and deciding how to allocate resources for each segment predominantly through the annual budget and forecasting process. The CODM evaluates Operational EBITDA budget-to-actual variances, changes in Operational EBITDA from prior periods and when comparing the results of each segment with one another.

Segment financial information is shown below. Asset information by reportable segment is not disclosed below as this information is not regularly provided to or used by the CODM in assessing performance and allocating resources.

Segment Revenues, Operational EBITDA and Consolidated Earnings from Continuing Operations Before Income Taxes

	Year Ended December 31,
	2024	2023	2022
(in millions)
Print:
Revenues from external customers	$737	$828	$938
Cost of revenues	597	667	797
Selling, general and administrative expenses	130	124	117
Research and development expenses	18	17	19
Operational EBITDA	(8)	20	5

Advanced Materials and Chemicals:
Revenues from external customers	271	255	234
Cost of revenues	210	203	201
Selling, general and administrative expenses	33	30	23
Research and development expenses	11	12	11
Operational EBITDA	17	10	(1)

Brand:
Revenues from external customers	20	17	17
Selling, general and administrative expenses	3	2	3
Operational EBITDA	17	15	14

Total Operational EBITDA for Reportable Segments	26	45	18
All Other Operational EBITDA	2	2	3
Depreciation and amortization	(28)	(30)	(29)
Restructuring costs and other	(8)	(10)	(13)
Stock-based compensation	(6)	(7)	(5)
Consulting and other costs (1)	(1)	13	2
Idle costs (2)	(2)	(3)	(3)
Other operating income (expense), net (3)	10	(6)	1
Interest expense (3)	(59)	(52)	(40)
Pension income excluding service cost component (3)	173	161	98
Loss on early extinguishment of debt (3)	—	(27)	—
Other income (charges), net (3)	3	1	(1)
Consolidated earnings from continuing operations before income taxes	$110	$87	$31

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $15 million of income in the year ended December 31, 2023, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Kodak received $20 million of insurance reimbursement in 2023 of which $5 million was recorded in Other current assets in the Consolidated Statement of Financial Position as of December 31, 2022.
(2)
Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.
(3)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Total Reportable Segment Revenues	$1,028	$1,100	$1,189
All Other Revenues	15	17	16
Total Consolidated Revenues	$1,043	$1,117	$1,205

In 2024, Kodak decreased employee benefit reserves by $2 million primarily reflecting a decrease in workers’ compensation reserves of approximately $2 million driven by changes in discount rates. The decrease in reserves in 2024 impacted gross profit and SG&A each by approximately $1 million.

In 2023, Kodak decreased employee benefit reserves by $1 million primarily reflecting a reduction in workers’ compensation reserves of approximately $1 million driven by changes in discount rates. The decrease in reserves in 2023 impacted SG&A by approximately $1 million.

In 2022, Kodak decreased employee benefit reserves by approximately $15 million composed of a reduction in workers’ compensation reserves of approximately $13 million driven by changes in discount rates and a decrease in other employee benefit reserves of approximately $2 million, driven by both changes in discount rates and favorable experience. The decrease in reserves in 2022 impacted gross profit by approximately $9 million, R&D by approximately $1 million and SG&A by approximately $5 million.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2024	2023	2022
Print	$4	$4	$4
Brand	—	—	1
Total	$4	$4	$5

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2024	2023	2022
Print	$17	$17	$17
Advanced Materials and Chemicals	6	7	6
All Other	1	1	1
Total	$24	$25	$24

(in millions)	Year Ended December 31,
Long-lived assets located in: (1)	2024	2023
The United States	$147	$112
Europe, Middle East and Africa	5	6
Asia Pacific	5	5
Canada and Latin America	36	46
Non-U.S. countries total (2)	46	57
Total	$193	$169

(1)
Long-lived assets are comprised of property, plant and equipment, net.
(2)
Of the total non-U.S. property, plant and equipment in 2024, $35 million was located in Brazil. Of the total non-U.S. property, plant and equipment in 2023, $45 million was located in Brazil.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Kodak’s management, with participation of Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Kodak’s Executive Chairman and Chief Executive Officer and Kodak’s Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013). Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2024. The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, Kodak’s independent registered public accounting firm, as stated in their report. Refer to Item 8, "Financial Statements and Supplementary Data."

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

There have been no changes identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), was as follows:

On December 23, 2024, David E. Bullwinkle, Chief Financial Officer and Senior Vice President, adopted a Rule 10b5-1 Plan effective January 1, 2025 with respect to the potential exercise of vested stock options and the associated sale of up to 518,289 shares of Kodak common stock, subject to certain conditions, which plan commences on April 2, 2025 and expires on January 1, 2026 or upon the earlier completion of all authorized transactions under such plan.

During the three months ended December 31, 2024, none of our other Section 16 officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2025 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2024. The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I of this report under the caption "Information About our Executive Officers." The information required by Item 10 regarding our Insider Trading Policy is incorporated by reference from information under the caption "Insider Trading Policy" in the Proxy Statement. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from information under the caption "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in the Proxy Statement.

We have adopted a Business Conduct Guide that applies to all of our officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, as well as a Directors’ Code of Conduct that applies to our directors. Our Business Conduct Guide and Directors’ Code of Conduct are posted on our website located at http://investor.kodak.com/corporate-governance/supporting-documents. We intend to disclose future amendments to certain provisions of the Business Conduct Guide and Directors' Code of Conduct and waivers of the Business Conduct Guide or Directors' Code of Conduct granted to executive officers and directors on the website within four business days following the date of the amendment or waiver.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other transactions in the Company’s securities by directors, officers, and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Policy”). The Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement: "Executive Compensation,” “Director Compensation” and “Board of Directors and Corporate Governance – Compensation, Nominating and Governance Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. “Securities Authorized for Issuance Under Equity Compensation Plans” is shown below.

EQUITY COMPENSATION PLAN INFORMATION

Information as of December 31, 2024, regarding the Company’s equity compensation plans is summarized in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Restricted Stock Awards	Weighted- Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,563,074	$6.34	8,779,221
Equity compensation plans not approved by security holders	—	—	—
Total	8,563,074	$6.34	8,779,221

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Corporate Governance – Director Independence" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

The applicable financial statement schedules are included below:

1.
Valuation and qualifying accounts

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

			Net
	Beginning		Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2024
Reserve for doubtful accounts	$8	2	3	$7
Deferred tax valuation allowance	$778	103	210	$671

Year ended December 31, 2023
Reserve for doubtful accounts	$7	3	2	$8
Deferred tax valuation allowance	$826	62	110	$778

Year ended December 31, 2022
Reserve for doubtful accounts	$7	2	2	$7
Deferred tax valuation allowance	$934	18	126	$826

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

(3) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

*(10.3)

Second Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 as filed on August 8, 2024).

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

*(10.11)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Quarterly Director Restricted Stock Unit Award Agreement (Immediate Vesting). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 as filed on November 7, 2019).

*(10.12)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Executive Nonqualified Stock Option Award Agreement (multiple tranches). (Incorporated by reference to Exhibit (10.2) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 as filed on November 10, 2020).

*(10.13)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Nonqualified Stock Option Award Agreement (multiple tranches). (Incorporated by reference to Exhibit (10.3) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 as filed on November 10, 2020).

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

*(10.16)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Share Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 as filed on August 10, 2021).

*(10.17)

Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Continenza Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 as filed on May 9, 2024).

*(10.18)

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

*(10.20)

Eastman Kodak Company Executive Compensation for Excellence and Leadership (as amended and restated January 1, 2014). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.21)

Eastman Kodak Company Sales Executive Compensation Plan and Form of Notification Letter, (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed on March 14, 2024).

*(10.22)

Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated November 29, 2023, (Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed on March 14, 2024).

*(10.23)

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

*(10.25)	Description of David E. Bullwinkle Compensation Increase. (Incorporated by reference to the description in Item 5.02 in the Company’s Current Report on Form 8-K as filed on November 30, 2018).

*(10.26)

Letter Agreement Regarding Special Severance Plan dated May 31, 2018 between Eastman Kodak Company and Roger W. Byrd, Incorporated by reference to Exhibit (10.31) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed on March 17, 2020).

(10.27)

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

(10.28)

Amendment No. 3 to Letter of Credit Facility Agreement, dated as of February 26, 2025, by and among the Company, the Subsidiary Guarantors named therein and Bank of America, N.A., as Agent, Lender and Issuing Bank, filed herewith.

(10.29)

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

(10.31)

First Amendment to Amended and Restated Credit Agreement, dated as of February 26, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent, filed herewith.

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

(10.37)#	Agreement of Purchase and Sale, dated as of November 20, 2024), by and between Mastercard Foundation and Trust Under the Kodak Retirement Income Plan, filed herewith.

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

(19)	Eastman Kodak Company Policy on Insider Trading, filed herewith.

(21)	Subsidiaries of Eastman Kodak Company, filed herewith.

(23.1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, furnished herewith.

(32.2)(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, furnished herewith.

(97)

Eastman Kodak Company Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed on March 14, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Management contract or compensatory plan or arrangement.

# Certain identified information has been omitted by means of marking such information with asterisks in reliance on Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.

(1) Furnished herewith. The certifications that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10 K), irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/ James V. Continenza
James V. Continenza
Executive Chairman and Chief Executive Officer
March 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

By:	/s/ James V. Continenza	Executive Chairman and Chief Executive Officer
	James V. Continenza	(Principal Executive Officer)

By:	/s/ David E. Bullwinkle	Chief Financial Officer and Senior Vice President
	David E. Bullwinkle	(Principal Financial Officer)

By:	/s/ Richard T. Michaels	Chief Accounting Officer and Corporate Controller
	Richard T. Michaels	(Principal Accounting Officer)

By:	/s/ David P. Bovenzi	Director
David P. Bovenzi

By:	/s/ Philippe D. Katz	Director
Philippe D. Katz

By:	/s/ Kathleen B. Lynch	Director
Kathleen B. Lynch

By:	/s/ Jason New	Director
Jason New

By:	/s/ Darren L. Richman	Director
Darren L. Richman

By:	/s/ Michael E. Sileck, Jr.	Director
Michael E. Sileck, Jr.

Date: March 17, 2025