Form 10-Q
period 2025-03-31
EASTMAN KODAK CO
filed 2025-05-08
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth" company in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2025, the Registrant had 80.8 million shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2025

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Revenues
Sales	$210	$206
Services	37	43
Total revenues	247	249
Cost of revenues
Sales	174	168
Services	27	32
Total cost of revenues	201	200
Gross profit	46	49
Selling, general and administrative expenses	45	45
Research and development costs	9	9
Restructuring costs and other	5	5
Other operating income, net	—	(17)
(Loss) earnings from operations before interest expense, pension income excluding service cost component, other income, net and income taxes	(13)	7
Interest expense	14	15
Pension income excluding service cost component	(22)	(41)
Other income, net	—	(2)
(Loss) earnings from operations before income taxes	(5)	35
Provision for income taxes	2	3
NET (LOSS) EARNINGS	$(7)	$32

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.12)	$0.31
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.12)	$0.30

Number of common shares used in basic and diluted net (loss) earnings per share
Basic	80.6	79.7
Diluted	80.6	91.3

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
NET (LOSS) EARNINGS	$(7)	$32
Other comprehensive income (loss), net of tax:
Currency translation adjustments	6	(6)
Pension and other postretirement benefit plan obligation activity, net of tax	(75)	(6)
Other comprehensive loss, net of tax	(69)	(12)
COMPREHENSIVE (LOSS) INCOME, NET OF TAX	$(76)	$20

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions, except per share data)	2025	2024
ASSETS
Cash and cash equivalents	$158	$201
Trade receivables, net of allowances of $6 and $7, respectively	149	138
Inventories, net	236	219
Other current assets	34	37
Total current assets	577	595
Property, plant and equipment, net of accumulated depreciation of $489 and $482, respectively	198	189
Goodwill	12	12
Intangible assets, net	19	20
Operating lease right-of-use assets	29	27
Restricted cash	89	92
Pension and other postretirement assets	937	989
Other long-term assets	76	77
TOTAL ASSETS	$1,937	$2,001

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$129	$120
Short-term borrowings and current portion of long-term debt	2	1
Current portion of operating leases	10	11
Other current liabilities	120	129
Total current liabilities	261	261
Long-term debt, net of current portion	473	466
Pension and other postretirement liabilities	198	197
Operating leases, net of current portion	24	21
Other long-term liabilities	198	197
Total liabilities	1,154	1,142

Commitments and Contingencies (Note 7)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	220	218

EQUITY
Common stock, $0.01 par value	—	—
Additional paid in capital	1,149	1,150
Treasury stock, at cost	(13)	(12)
Accumulated deficit	(400)	(393)
Accumulated other comprehensive loss	(173)	(104)
Total shareholders’ equity	563	641
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,937	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net (loss) earnings	$(7)	$32
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	7	7
Pension and postretirement income	(18)	(36)
Non-cash changes in workers' compensation and employee benefit reserves	1	(1)
Stock based compensation	2	3
Net gain from sale of assets	—	(17)
Provision for deferred income taxes	1	1
(Increase) decrease in trade receivables	(8)	53
Decrease (increase) in miscellaneous receivables	3	(2)
Increase in inventories	(15)	(15)
Increase in trade payables	6	7
Decrease in liabilities excluding borrowings and trade payables	(20)	(19)
Other items, net	10	4
Total adjustments	(31)	(15)
Net cash (used in) provided by operating activities	(38)	17
Cash flows from investing activities:
Additions to properties	(12)	(10)
Proceeds from sale of assets	5	17
Net cash (used in) provided by investing activities	(7)	7
Cash flows from financing activities:
Repayment of Amended and Restated Term Loan Agreement	—	(17)
Preferred stock cash dividend payments	(1)	(1)
Treasury stock purchases	(1)	—
Net cash used in financing activities	(2)	(18)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(45)	3
Cash, cash equivalents and restricted cash, beginning of period	301	377
Cash, cash equivalents and restricted cash, end of period	$256	$380

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Three-Month Period Ending March 31, 2025
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218
Net loss	—	—	(7)	—	—	(7)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(75)	—	(75)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Treasury stock purchases	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2025	$—	$1,149	$(400)	$(173)	$(13)	$563	$220

	Three-Month Period Ending March 31, 2024
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	32	—	—	32	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments				(6)		(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2024	$—	$1,156	$(463)	$269	$(11)	$951	$212

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company and all companies directly or indirectly controlled, either through majority ownership or otherwise (“Kodak” or the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

RISK AND UNCERTAINTIES:

As of March 31, 2025 and December 31, 2024, Kodak had approximately $158 million and $201 million, respectively, of cash and cash equivalents. Of these amounts, $65 million and $118 million of cash and cash equivalents were held within the U.S. as of March 31, 2025 and December 31, 2024, respectively.

Kodak has not extended or refinanced the existing Series B and Series C Preferred Stock past their current mandatory redemption date of May 28, 2026. Kodak has debt coming due on May 22, 2026 and does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms.

Kodak’s ability to adequately fund its existing preferred stock and debt obligations when they come due are dependent on obtaining sufficient proceeds from the expected reversion of cash to the Company upon settlement of obligations under the KRIP to reduce the amount of the Term Loans (as defined below) and to (i) convert, redeem, extend or refinance the existing Series B and Series C Preferred Stock past their current maturities of May 28, 2026, (ii) amend, extend or refinance the remaining outstanding Term Loans past the current maturity date of May 22, 2026, and (iii) replace collateral currently supporting the letters of credit issued under the L/C Facility Agreement (as defined below). These actions are dependent upon several external factors outside Kodak’s control. Kodak makes no assurances regarding the likelihood, certainty or timing of consummating any refinancing transaction, or the sufficiency of any such actions to meet Kodak’s preferred stock or debt obligations.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were recently adopted by Kodak.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for Kodak for the fiscal year ending December 31, 2025, and the required disclosures will be included in Kodak's Form 10-K for the year ending December 31, 2025. As the requirements of this ASU relate to disclosure only, the adoption of this ASU will not have a material impact on Kodak’s consolidated financial statements.

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$158	$201
Restricted cash reported in Other current assets	9	8
Restricted cash	89	92
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$256	$301

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities as of March 31, 2025 and December 31, 2024.

Restricted cash included $25 million and $29 million as of March 31, 2025 and December 31, 2024, respectively, representing the cash collateral required to be posted by the Company under the Amended and Restated L/C Facility Agreement, defined below. In addition, restricted cash as of March 31, 2025 and December 31, 2024 included $56 million and $55 million, respectively, representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash also included $6 million of security posted related to Brazilian legal contingencies as of both March 31, 2025 and December 31, 2024.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2025	2024
Finished goods	$92	$90
Work in process	81	69
Raw materials	63	60
Total	$236	$219

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

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Term Loans. The Company received net proceeds of $435 million from the Term Loans which were used to (i) refinance the obligations under the Original Term Loan Credit Agreement, (ii) repay in full and terminate the commitments under the Company’s asset-based revolving credit facility made available pursuant to amendment No. 5 to the Amended and Restated Credit Agreement (the “2023 Amended ABL Credit Agreement") with the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, (iii) repay in full the Company’s outstanding 5.0% unsecured convertible promissory notes due May 28, 2026 (the "Convertible Notes") held by the Original Term Loan Lenders, (iv) pay certain fees and expenses related to the foregoing and the amended 2023 Amended L/C Facility Agreement (as amended and restated, the “Amended and Restated L/C Facility Agreement”), (v) provide cash collateral in respect of the Amended and Restated L/C Facility Agreement, as described below, or other collateral obligations, and (vi) for general corporate purposes and working capital needs of the Company and its subsidiaries (a net amount of $29 million).

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

The Term Loans bear interest at a rate of 7.5% per annum payable in cash (the “Cash Interest Payment”) and 5.0% per annum payable “in-kind” ("PIK") or in cash at the Company’s option, for an aggregate interest rate of 12.5% per annum. Obligations under the Amended and Restated Term Loan Credit Agreement are secured by a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting L/C Cash Collateral, as defined below (collectively, the “Term Loan Priority Collateral”), and a second priority lien on the L/C Cash Collateral.

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

On February 26, 2025, the Company and the Subsidiary Guarantors entered into the First Amendment to the Amended and Restated Term Loan Credit Agreement (the “February 2025 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent to modify the maturity date of the Term Loans to the earlier of August 15, 2028 or May 22, 2026, the date that is five days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Convertible Securities or any extensions or refinancings of any of the foregoing.

On May 7, 2025, the Company and the Subsidiary Guarantors entered into the Second Amendment to the Amended and Restated Term Loan Credit Agreement (the “May 2025 Term Loan Credit Agreement Amendment”, together the February 2025 Term Loan Credit Agreement Amendment, the “2025 Term Loan Credit Agreement Amendments”). The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the Cash Interest Payment entirely in PIK for the next six quarterly interest payments. In addition, the May 2025 Term Loan Credit Agreement Amendment revises the mandatory prepayment provisions under the Amended and Restated Term Loan Credit Agreement requiring Kodak to use 100% of the net cash proceeds from certain transactions to prepay Term Loans until the amount of the Term Loans is reduced to $200 million and, thereafter, to use 50% of the net cash proceeds to prepay Term Loans until the amount of the Term Loans is reduced to $100 million, in each case plus a 1% prepayment fee.

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

Approximately $24 million and $27 million letters of credit were issued under the Amended and Restated L/C Facility Agreement as of March 31, 2025 and December 31, 2024, respectively. The balance on deposit in the L/C Cash Collateral account as of March 31, 2025 and December 31, 2024 was approximately $25 million and $29 million, respectively.

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

On February 26, 2025, the Company and the Subsidiary Guarantors entered into an amendment to the Amended and Restated L/C Facility Agreement (the “2025 L/C Facility Agreement Amendment”) with the L/C Lenders and Bank of America, N.A. to modify the maturity date of the facility to the earliest of (x) the fifth anniversary of the Restatement Date, (y) May 12, 2026, the date that is 10 days prior to the maturity of the Amended and Restated Term Loan Credit Agreement, as such date may be extended pursuant to the terms thereof, or (z) May 13, 2026, the date that is 15 days prior to the earliest scheduled maturity date or mandatory redemption date of any of the Company’s then-outstanding Convertible Securities. Upon a Permitted Refinancing (as defined therein) of any of the foregoing, the springing maturity date will be 30 days prior to the maturity date or redemption date of the refinancing.

NOTE 5: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	March 31,	December 31,
(in millions)	2025	2024
Series B preferred stock	$98	$98
Series C preferred stock	122	120
Total	$220	$218

Series B Preferred Stock

On February 26, 2021 the Company agreed to exchange one million shares of Series A Preferred Stock held by Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which were investment funds managed by Southeastern at the time (such investment funds, collectively, the “Purchasers”), for shares of the Company’s newly created 4.0% Series B Convertible Preferred Stock, no par value (the “Series B Preferred Stock”), on a one-for-one basis plus accrued and unpaid dividends. The fair value of the Series B Preferred Stock at the time of issuance approximated $95 million. The Company has classified the Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position. If any shares of Series B Preferred Stock have not been converted prior to May 28, 2026, the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends.

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

Embedded Conversion Features

The Company concluded that the Series B Preferred Stock is more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder is not considered clearly and closely related to the Series B Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from the Series B Preferred Stock and separately accounted for as a derivative. The Company allocated $1 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series B Preferred Stock.

The conversion option upon a fundamental change embedded derivative value at issuance was calculated as the difference between the total value of the Series B Preferred Stock and the sum of the net present value of the cash flows if the Series B Preferred Stock is redeemed on its redemption date and the values of other embedded derivatives. Other than events which alter the likelihood of a fundamental change, the value of the conversion option upon a fundamental change embedded derivative reflects the value as of the issuance date, amortized for the passage of time. The derivative amortization is reported in Other income, net in the Consolidated Statement of Operations.

The carrying value of the Series B Preferred Stock embedded derivative as of both March 31, 2025 and December 31, 2024 was a liability of less than $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

The conversion option upon a fundamental change embedded derivative value at issuance was calculated as the difference between the total value of the Series C Preferred Stock and the sum of the net present value of the cash flows if the Series C Preferred Stock is redeemed on its redemption date and the values of other embedded derivatives. Other than events which alter the likelihood of a fundamental change, the value of the conversion option upon a fundamental change embedded derivative reflects the value as of the issuance date, amortized for the passage of time. The derivative amortization is reported in Other income, net in the Consolidated Statement of Operations.

The carrying value of the Series C Preferred Stock embedded derivative as of both March 31, 2025 and December 31, 2024 was a liability of less than $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

NOTE 6: LEASES

Income recognized on operating lease arrangements for the three months ended March 31, 2025 and 2024 is presented below. Income recognized for sales-type lease arrangements for the three months ended March 31, 2025 and 2024 was less than $1 million and $1 million, respectively.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Lease income - operating leases:
Lease income	$2	$2
Variable lease income	2	2
Total lease income	$4	$4

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company had outstanding letters of credit of $24 million issued under the Amended and Restated L/C Facility Agreement as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $47 million, and restricted cash of $98 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2025, Kodak’s Brazilian operations maintained accruals of approximately $5 million for claims aggregating approximately $85 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of March 31, 2025, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $38 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024 and those operations are in the process of having the lien on those assets removed.

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

NOTE 8: GUARANTEES

In accordance with the terms of a settlement agreement concerning certain of the Company’s historical environmental liabilities at Eastman Business Park, a more than 1,200-acre technology center and industrial complex in Rochester, New York, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments. There is no liability recorded for this guarantee.

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2024 to March 31, 2025, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2024	$12
New extended warranty and maintenance arrangements deferred	13
Recognition of extended warranty and maintenance arrangement revenue	(13)
Deferred revenue on extended warranties as of March 31, 2025	$12

NOTE 9: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
March 31, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	114	$7	$—	$—	$121
Ongoing service arrangements	$36	—	—	—	36
Total annuities	150	7	—	—	157
Equipment & software	15	—	—	—	15
Film and chemicals	—	66	—	—	66
Total Core	165	73	—	—	238
Growth products (2)	—	1	—	—	1
Other (3)	—	—	4	4	8
Total	$165	$74	$4	$4	$247

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
(2)
Growth consists of Coating Services, Analytical Services and Advanced Materials and Functional Printing within the Advanced Materials and Chemicals segment.
(3)
Other consists of Intellectual Property Licensing ("IP Licensing") within the Advanced Materials and Chemicals segment, Brand Licensing and Eastman Business Park.

Geography (1):

Three Months Ended
March 31, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$52	$59	$4	$4	$119
Canada	3	—	—	—	3
North America	55	59	4	4	122
Europe, Middle East and Africa	68	7	—	—	75
Asia Pacific	38	8	—	—	46
Latin America	4	—	—	—	4
Total	$165	$74	$4	$4	$247

Three Months Ended
March 31, 2024

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$57	$47	$4	$4	$112
Canada	3	—	—	—	3
North America	60	47	4	4	115
Europe, Middle East and Africa	80	5	—	—	85
Asia Pacific	38	7	—	—	45
Latin America	4	—	—	—	4
Total	$182	$59	$4	$4	$249

(1)
Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at both March 31, 2025 and December 31, 2024 was $5 million and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at March 31, 2025 and December 31, 2024 was $91 million and $92 million, respectively, of which $35 million for both periods, was reported in Other current liabilities and $56 million and $57 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the contract liability balance at the beginning of the respective fiscal years was $19 million and $21 million, respectively, and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities included $18 million of cash payments received during both the three months ended March 31, 2025 and 2024.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2025, there was approximately $91 million of unrecognized revenue from unsatisfied performance obligations. Approximately 15% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2025, 15% in 2026, 10% in each of 2027 and 2028 and 50% thereafter.

NOTE 10: OTHER OPERATING INCOME, NET

	Three Months Ended
	March 31,
(in millions)	2025	2024
Gain on sale of assets (1)	$—	$(17)
Total	$—	$(17)

(1) In the first quarter of 2024, Kodak sold certain assets in the U.S. and recognized a gain of $17 million.

NOTE 11: OTHER INCOME, NET

	Three Months Ended
	March 31,
(in millions)	2025	2024
Interest income	$(2)	$(4)
Loss on foreign exchange transactions	2	—
Other	—	2
Total	$—	$(2)

NOTE 12: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
(Loss) earnings from operations before income taxes	$(5)	$35
Effective tax rate	(40.0)%	8.6%
Provision for income taxes	2	3
(Benefit) provision for income taxes at U.S. statutory tax rate	(1)	7
Difference between tax at effective vs. statutory rate	$3	$(4)

For the three months ended March 31, 2025, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current losses and earnings and (2) a provision associated with foreign withholding taxes on undistributed earnings.

For the three months ended March 31, 2024, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current earnings and losses, and (2) the results from operations in jurisdictions outside the U.S.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Many participating countries enacted changes which took effect in 2024. After considering the applicable tax law changes in the Pillar 2 implementation, Kodak determined there was no material impact to its tax provision for the three months ended March 31, 2025 and 2024.

NOTE 13: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended
	March 31,
	2025		2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$—	$3	$1
Interest cost	27	4	27	5
Expected return on plan assets	(45)	(5)	(62)	(5)
Amortization of:
Prior service cost	3	—	3	—
Actuarial (gain) loss	(7)	1	(9)	—
Net pension (income) expense before special termination benefits	(19)	—	(38)	1
Special termination benefits (1)	1	—	1	—
Total net pension (income) expense	$(18)	$—	$(37)	$1

(1) The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in

Restructuring costs and other in the Consolidated Statement of Operations for that period.

On January 21, 2025, the Board of Directors of Kodak approved the termination of the Kodak Retirement Income Plan (“KRIP”), effective March 31, 2025, and no further benefits were accrued under KRIP following this date. In addition, the Board of Directors approved a defined benefit retirement plan (the “Kodak Cash Balance Plan”) as a replacement for KRIP which became effective on March 1, 2025 for new hires and on April 1, 2025 for current employees. The benefits under the Kodak Cash Balance Plan are substantially the same as those under the cash balance feature of KRIP. During the three months ended March 31, 2025, Kodak concluded that it was probable that the criteria for settlement accounting for KRIP would be met in 2025 as the projected cost of all settlements would exceed the sum of the service cost and interest cost components of net periodic pension cost for the year. Accordingly, KRIP was remeasured as of March 31, 2025, and Kodak applied settlement accounting effective in the first quarter of 2025.

As a result of this remeasurement, an actuarial loss of $90 million related to the KRIP’s projected benefit obligation ("PBO") was recognized. The actuarial loss was due in part to an increase in discount rates, partially offset by a reduction in the 30-year Treasury rate (total net impact of $22 million). The discount rate assumption used in the March 31, 2025 remeasurement was 5.26% compared to 5.45% used at December 31, 2024, and the 30-year Treasury rate used in the March 31, 2025 remeasurement was 4.59% compared to 4.75% used at December 31, 2024. The remaining actuarial loss of $68 million was due to assumption changes related to measuring the plan on a termination basis, including assumed premiums for purchasing annuities to settle obligations and the timing of lump sum payments. The expected rate of return on plan assets assumption used in the March 31, 2025 remeasurement was unchanged from the rate used at December 31, 2024 (5.20%). An asset actuarial gain of $22 million was recognized as a result of the remeasurement, as actual asset returns were higher than expected returns. The impacts from settlement accounting during the first quarter of 2025 were immaterial.

NOTE 14: EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted (loss) earnings per share for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net (loss) earnings	$(7)	$32
Less: Series B Preferred stock cash dividends	(1)	(1)
Less: Series C Preferred stock in-kind dividends	(2)	(1)
Less: Preferred stock deemed dividends	—	(1)
Less: Earnings attributable to Series C Preferred shareholders	—	(4)
Net (loss) earnings available to common shareholders - basic	$(10)	$25

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$—	$2
Net earnings available to common shareholders - diluted	$(10)	$27

	Three Months Ended
	March 31,
(in millions of shares)	2025	2024
Weighted average shares — basic	80.6	79.7
Effect of dilutive securities
Unvested restricted stock units	—	1.5
Employee stock options	—	0.6
Series B Preferred Stock	—	9.5
Weighted average shares — diluted	80.6	91.3

As a result of the net loss available to common shareholders for the three months ended March 31, 2025, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the three months ended March 31, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.8 million unvested restricted stock units and the assumed exercise of 1.6 million stock options.

The computation of diluted earnings per share for the three months ended March 31, 2025 excluded the impact of (1) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (2) the assumed conversion of 1.2 million shares of Series C Preferred Stock and (3) the assumed exercise of 1.7 million outstanding employee stock options because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three months ended March 31, 2024 excluded the impact of (1) the assumed conversion of 1.2 million shares of Series C Preferred Stock, (2) the assumed exercise of 3.9 million outstanding employee stock options and (3) the assumed vesting of 0.1 million unvested restricted stock units because the effects would have been anti-dilutive.

NOTE 15: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of March 31, 2025 and December 31, 2024, there were 80.8 million and 80.5 million shares of common stock outstanding, respectively.

Preferred Stock

Series B Preferred stock issued and outstanding as of both March 31, 2025 and December 31, 2024 consisted of 1.0 million shares.

Series C Preferred stock issued and outstanding as of both March 31, 2025 and December 31, 2024 consisted of 1.2 million shares.

Treasury Stock

Treasury stock consisted of approximately 1.4 million and 1.3 million shares as of March 31, 2025 and December 31, 2024, respectively.

NOTE 16: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component were as follows:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Currency translation adjustments
Currency translation adjustments	$6	$(6)

Pension and other postretirement benefit plan changes
Newly established net actuarial loss	(71)	—
Tax provision	—	—
Newly established net actuarial loss, net of tax	(71)	—
Reclassification adjustments:
Amortization of prior service cost (1)	3	3
Amortization of actuarial gains (1)	(7)	(9)
Total reclassification adjustments	(4)	(6)
Tax provision	—	—
Reclassification adjustments, net of tax	(4)	(6)
Pension and other postretirement benefit plan changes, net of tax	(75)	(6)
Other comprehensive loss	$(69)	$(12)

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

The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other revenues and All Other Operational EBITDA, and primarily represent the operations of the Eastman Business Park.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 included in the 2024 Form 10-K. There are no intersegment sales between the segments.

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the (loss) earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; interest expense; other operating income, net and other income, net.

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

Segment Revenues, Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
	2025	2024
(in millions)
Print:
Revenues from external customers	$165	$182
Cost of revenues	137	145
Selling, general and administrative expenses	33	32
Research and development expenses	4	5
Operational EBITDA	(9)	—

Advanced Materials and Chemicals:
Revenues from external customers	74	59
Cost of revenues	55	47
Selling, general and administrative expenses	9	8
Research and development expenses	3	3
Operational EBITDA	7	1

Brand:
Revenues from external customers	4	4
Selling, general and administrative expenses	—	1
Operational EBITDA	4	3

Total Operational EBITDA for Reportable Segments	2	4
All Other Operational EBITDA	—	1
Depreciation and amortization	(7)	(7)
Restructuring costs and other	(5)	(5)
Stock-based compensation	(2)	(3)
Idle costs (1)	(1)	—
Other operating income, net (2)	—	17
Interest expense (2)	(14)	(15)
Pension income excluding service cost component (2)	22	41
Other income, net (2)	—	2
Consolidated (loss) earnings from continuing operations before income taxes	$(5)	$35

(1)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.
(2)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Total Reportable Segment Revenues	$243	$245
All Other Revenues	4	4
Total Consolidated Revenues	$247	$249

Kodak increased employee benefit reserves by approximately $1 million in the three months ended March 31, 2025 due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three months ended March 31, 2025 impacted gross profit by approximately $1 million.

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended March 31, 2024 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2024 impacted gross profit by approximately $1 million.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

	Three Months Ended
(in millions)	March 31,
Intangible asset amortization expense from continuing operations:	2025	2024
Print	$1	$1
Total	$1	$1

	Three Months Ended
(in millions)	March 31,
Depreciation expense from continuing operations:	2025	2024
Print	$4	$4
Advanced Materials and Chemicals	2	2
Total	$6	$6

(in millions)	March 31,	December 31,
Long-lived assets located in: (1)	2025	2024
The United States	$149	$143
Europe, Middle East and Africa	5	5
Asia Pacific	5	5
Canada and Latin America	39	36
Non-U.S. countries total (2)	49	46
Total	$198	$189

(1) Long-lived assets are comprised of property, plant and equipment, net.

(2) Of the total non-U.S. property, plant and equipment as of March 31, 2025, $38 million was located in Brazil. Of the total

non-U.S. property, plant and equipment as of December 31, 2024, $35 million was located in Brazil.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other income, net in the Consolidated Statement of Operations). The notional amount of such contracts open at March 31, 2025 and December 31, 2024 was approximately $216 million and $251 million, respectively. The majority of the contracts of this type held by Kodak as of March 31, 2025 and December 31, 2024 are denominated in Chinese renminbi, Japanese yen and euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net (gain) loss from derivatives not designated as hedging instruments	$(1)	$7

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2025 and 2024.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of both March 31, 2025 and December 31, 2024 was $0 million. The gross fair value of foreign currency forward contracts in a liability position as of March 31, 2025 and December 31, 2024 was $0 million and $3 million, respectively.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $414 million and $436 million at March 31, 2025 and December 31, 2024, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both March 31, 2025 and December 31, 2024.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or outcomes, or timing of actual results or outcomes, to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events, results or outcomes, or their timing, to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024 ("2024 Form 10-K") under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and in other filings the Company makes with the SEC from time to time, as well as the following:

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
•
The impact of the global economic environment, including inflationary pressures, geopolitical issues such as the war in Ukraine and conflicts involving Israel, medical epidemics, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and Kodak’s ability to effectively mitigate the associated increased costs of aluminum and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;
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

Consolidated revenues in the three months ended March 31, 2025 were $247 million, a decrease of $2 million (1%) when compared to the three months ended March 31, 2024. Currency fluctuations had an unfavorable impact on revenues ($3 million) in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Print revenues in the three months ended March 31, 2025 were $165 million, a decrease of $17 million (9%) compared to the prior year quarter. Print revenues accounted for 67% of Kodak’s total revenues for the three months ended March 31, 2025. Advanced Materials and Chemicals revenues in the three months ended March 31, 2025 were $74 million, an increase of $15 million (25%) compared to the prior year quarter.

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

The U.S. government recently announced tariffs on goods imported from most countries to the U.S., including significant tariffs on imports from Canada, Mexico and China, as well as separate tariffs on imported aluminum and steel, leading to increasing trade and political tensions. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on Kodak’s business, financial condition and results of operations, including through increased supply chain costs. There is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. Kodak is actively monitoring the tariff developments and analyzing the potential impacts on its businesses, cost structure and supply chain as well as the ability to potentially avoid or offset a portion of cost increases through pricing actions and other cost savings measures. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs, any exceptions or exemptions that are or may become available and the timing of their implementation, amount and scope.

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

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan. On September 28, 2023, Kodak filed petitions with the U.S. Department of Commerce ("Commerce Department") and the U.S. International Trade Commission ("ITC") requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates. After making an affirmative preliminary determination on November 15, 2023, on October 22, 2024, the ITC made a final determination that a U.S. industry is materially injured by reason of imports of aluminum lithographic printing plates from China and Japan that the Commerce Department has determined are sold at less than fair value and subsidized by the government of China. The Commerce Department conducted investigations to determine dumping and subsidy margins against imports of plates manufactured in China and Japan. The Commerce Department announced preliminary findings in its countervailing duty investigation on imports of plates manufactured in China on February 27, 2024 and announced preliminary findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan on April 26, 2024, which were amended with respect to plates from China on May 28, 2024. The Commerce Department announced final findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan and its countervailing duty investigation on imports of plates manufactured in China on September 23, 2024. As a result of the determinations by the ITC and Commerce Department, duties are now being imposed on U.S. imports of plates as follows: (i) anti-dumping duties of 115.84% on such plates manufactured in China by Fuji and 317.43% on such plates manufactured in China by other entities (in each case, imposed on plates imported on or after May 1, 2024), (ii) countervailing duties of 35.66% on practically all such plates manufactured in China (imposed on plates imported on or after March 1, 2024), and (iii) anti-dumping duties of 91.83% on practically all such plates manufactured in Japan (imposed on plates imported on or after May 1, 2024). There can be no assurance that the duties imposed on imported plates will provide Kodak effective relief and will not be reduced or impaired by any appeal or other challenge.

Kodak is monitoring the events surrounding the conflicts involving Israel and the impact on the operations of its Israel subsidiary. A leased warehouse in Israel was destroyed in 2023; however, none of Kodak’s employees were injured. While the potential impact of future developments related to this conflict is difficult to predict at this time, Kodak has been able to adapt its operations to avoid material disruption to its business. The direct operations of Kodak’s Israel subsidiary were less than 1% of total consolidated revenue and assets in 2025.

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2024, 2023 and 2022), and there were no material impacts to the consolidated results of operations for the quarter ended March 31, 2025 from the wind-down activities.

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
o
Light-Blocking Technology - A proprietary technology initially developed for electrophotographic toners is being leveraged to commercialize a carbon-less fabric coating designed to offer superior light management, from complete blackout to selective light filtering, and coating compatibility with an unmatched range of fabrics and also to manage ultraviolet and/or infrared light in addition to visible light. Kodak has installed a production-scale machine to coat fabrics in EBP, located in Rochester, NY and continues to explore strategic alternatives in order to commercialize this technology.
o
Transparent Antennas - Kodak plans to leverage its proprietary copper micro-wire technologies and high-resolution printing expertise to contract-manufacture custom transparent antennas for automotive, commercial construction, and other applications requiring excellent radio frequency (“RF”) and optical performance. The integration of antennas is growing worldwide due to the rapid expansion of 5G and an overall increase in RF communications, and the ubiquity of glass surfaces makes transparent antennas attractive for multiple end-use markets. Kodak is evaluating this unique printing technology and expertise for transparent heaters to be used in biomedical analytical devices and telecom applications such as satellite dishes.
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

RESULTS OF OPERATIONS

2025 COMPARED TO 2024

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
		% of		% of
(dollars in millions)	2025	Sales	2024	Sales	$ Change
Revenues	$247		$249		$(2)
Cost of revenues	201		200		1
Gross profit	46	19%	49	20%	(3)
Selling, general and administrative expenses	45	18%	45	18%	—
Research and development costs	9	4%	9	4%	—
Restructuring costs and other	5	2%	5	2%	—
Other operating income, net	—	0%	(17)	(7)%	17
(Loss) earnings from operations before interest expense, pension income excluding service cost component, other income, net and income taxes	(13)	(5)%	7	3%	(20)
Interest expense	14	6%	15	6%	(1)
Pension income excluding service cost component	(22)	(9)%	(41)	(16)%	19
Other income, net	—	0%	(2)	(1)%	2
(Loss) earnings from operations before income taxes	(5)	(2)%	35	14%	(40)
Provision for income taxes	2	1%	3	1%	(1)
NET (LOSS) EARNINGS	$(7)	(3)%	$32	13%	$(39)

Revenue

For the three months ended March 31, 2025 revenues declined $2 million compared with the same period in 2024, primarily driven by lower volume in Print ($17 million) and unfavorable foreign currency fluctuations ($3 million), partially offset by improved price and product mix and higher volume in Advanced Materials and Chemicals ($8 million and $7 million, respectively) and more favorable price and product mix in Print ($3 million). See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2025 declined $3 million compared with the same period in 2024, primarily due to higher aluminum costs ($6 million), higher manufacturing costs in Print and Advanced Materials and Chemicals ($3 million and $2 million, respectively), lower volume in Print ($2 million), unfavorable foreign currency fluctuations ($1 million) and net change in employee benefit reserves ($1 million), partially offset by improved pricing and product mix and volume in Advanced Materials and Chemicals ($7 million and $2 million, respectively) and more favorable price and product mix in Print ($3 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated selling and general administrative expenses ("SG&A") was flat in the three months ended March 31, 2025 compared to the prior year period.

Research and Development Costs

Consolidated research and development ("R&D") expenses in the three months ended March 31, 2025 was flat compared to the prior year period.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component decreased in the three months ended March 31, 2025 due to lower expected return on assets for the Kodak Retirement Income Plan due to the change in investment strategy in 2024. Refer to Note 13, "Retirement Plans and Other Postretirement Benefits".

Other Operating Income, Net

For details, refer to Note 10, "Other Operating Income, Net".

Other Income, Net

For details, refer to Note 11, "Other Income, Net".

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

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2025	2024
Print	$165	$182
Advanced Materials and Chemicals	74	59
Brand	4	4
Total of reportable segments	243	245
All Other revenues	4	4
Consolidated total	$247	$249

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents consolidated (loss) earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; idle costs; interest expense; other operating income, net and other income, net.

Segment Operational EBITDA and Consolidated (Loss) Earnings from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2025	2024
Print	$(9)	$—
Advanced Materials and Chemicals	7	1
Brand	4	3
All other	—	1
Depreciation and amortization	(7)	(7)
Restructuring costs and other	(5)	(5)
Stock based compensation	(2)	(3)
Idle costs (1)	(1)	—
Other operating income, net (2)	—	17
Interest expense (2)	(14)	(15)
Pension income excluding service cost component (2)	22	41
Other income, net (2)	—	2
Consolidated (loss) earnings from operations before income taxes	$(5)	$35

(1) Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(2) As reported in the Consolidated Statement of Operations.

Kodak increased employee benefit reserves by approximately $1 million in the three months ended March 31, 2025 due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three months ended March 31, 2025 impacted gross profit by approximately $1 million.

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended March 31, 2024 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended March 31, 2024 impacted gross profit by approximately $1 million.

PRINT SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2025	2024	$ Change
Revenues	$165	$182	$(17)

Operational EBITDA	$(9)	$—	$(9)
Operational EBITDA as a % of revenues	(5)%	0%

Revenues

The decrease in Print revenues for the three months ended March 31, 2025 of approximately $17 million reflected reduced volumes in Prepress Solutions ($10 million), lower volumes in Electrophotographic Printing Solutions ("EPS") ($4 million), declines in Software volume ($2 million), reduced volumes in Prosper ($1 million) and unfavorable foreign currency fluctuations ($3 million). These unfavorable impacts were partially offset by favorable pricing and product mix in Prosper and Prepress Solutions ($2 million and $1 million, respectively).

Operational EBITDA

Print Operational EBITDA for the three months ended March 31, 2025 declined $9 million primarily related to higher costs for aluminum ($6 million), higher manufacturing costs ($3 million), reduced volumes for Prepress Solutions ($2 million), declines in Software volume ($1 million), reduced volumes in Prosper ($1 million) and net change in employee benefit reserves ($1 million), partially offset by higher margins in EPS ($2 million) and favorable pricing and product mix in Prosper and Prepress Solutions ($2 million and $1 million, respectively).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2025	2024	$ Change
Revenues	$74	$59	$15

Operational EBITDA	$7	$1	$6
Operational EBITDA as a % of revenues	9%	2%

Revenues

Advanced Materials and Chemicals revenues for the three months ended March 31, 2025 improved $15 million primarily from price and product mix improvements and volume increases in Industrial Film and Chemicals (each $6 million) along with improvements in price and product mix and volume ($2 million and $1 million, respectively) in Motion Picture.

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved $6 million for the three months ended March 31, 2025 primarily due to price and product mix improvements in Industrial Film and Chemicals and Motion Picture ($6 million and $1 million, respectively) and volume increases in Industrial Film and Chemicals ($2 million), partially offset by higher manufacturing costs ($2 million).

BRAND SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2025	2024	$ Change
Revenues	$4	$4	$—

Operational EBITDA	$4	$3	$1
Operational EBITDA as a % of revenues	100%	75%

There were no material changes in Brand revenues or Operational EBITDA for the three months ended March 31, 2025 compared to the prior year period.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $5 million for the three months ended March 31, 2025 in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million during the three months ended March 31, 2025.

The restructuring actions implemented in the first three months of 2025 are expected to generate future annual cash savings of approximately $8 million, which are expected to reduce future annual SG&A expenses, Cost of revenues and R&D costs by $1 million, $4 million and $3 million, respectively. The majority of the annual savings are expected to be in effect by the end of the second quarter of 2025 as such actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $158 million, a decrease of $43 million from December 31, 2024.

The financing transactions entered into during 2023, cash proceeds related to brand licensing arrangements in 2024 and 2023 and savings relating to rationalization, cost reductions and operational efficiencies provided additional liquidity to the Company to fund on‐going operations and to invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.

Available liquidity includes existing cash balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At March 31, 2025 and December 31, 2024 approximately $65 million and $118 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $93 million and $83 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of inter-company loans.

As of March 31, 2025 and December 31, 2024, outstanding intercompany loans to the U.S. were $471 million and $483 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $198 million and $208 million, respectively. In China, where approximately $39 million and $29 million of cash and cash equivalents was held as of March 31, 2025 and December 31, 2024, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2026, the proceeds of which were in turn loaned to the Company. The terms of the intercompany loan require the Company to make efforts to repay the outstanding loan balance prior to maturity. The outstanding amount of the intercompany loan as of March 31, 2025 was $68 million. The Company is evaluating repayment alternatives for the current loan agreement which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.

Kodak's cash flows continue to be negatively impacted by volume declines, higher manufacturing costs and increased labor, material and distribution costs, supply chain disruptions and shortages in materials and labor. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements continue to positively impact Kodak’s operations.

On February 26, 2025, the Company entered into the First Amendment to the Amended and Restated Term Loan Credit Agreement (the “February 2025 Term Loan Credit Agreement Amendment”) and an amendment to the Amended and Restated L/C Facility Agreement (the “2025 L/C Facility Agreement Amendment”) to modify the maturity date under each agreement. To the extent the Series B or Series C Preferred Stock maturity date is not extended, and the shares remain outstanding, then the maturity date of the Term Loans will be accelerated from August 15, 2028 to May 22, 2026. In addition, the maturity date under the 2025 Amended and Restated L/C Facility Agreement would be accelerated to May 12, 2026.

On May 7, 2025, the Company entered into the Second Amendment to the Amended and Restated Term Loan Credit Agreement (the “May 2025 Term Loan Credit Agreement Amendment”, together the February 2025 Term Loan Credit Agreement Amendment, the “2025 Term Loan Credit Agreement Amendments”). The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the cash interest payment entirely in PIK for the next six quarterly interest payments and revises the mandatory prepayment provisions under the Amended and Restated Term Loan Credit Agreement relating to certain transactions (see further discussion below under Kodak Retirement Income Plan section).

Kodak's plans to return to sustainable positive cash flow include generating profitable revenues through continued pricing actions and customer-focused initiatives, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in IT systems to drive operational efficiencies, effectively managing world-wide cash through intercompany loans, distributions or other mechanisms, generating cash from selling and leasing underutilized assets or through new licensing opportunities and implementing ways to reduce cash collateral needs. In addition, proceeds received from the settlement of the KRIP, after required debt prepayments, as further discussed below, would be available for use for strategic growth or general corporate purposes.

The economic uncertainties surrounding the current inflationary environment and other global events represent additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the impact of rising costs of labor, commodity and distribution costs and increased product costs from tariffs, the war in Ukraine and the conflicts involving Israel, and other factors such as the ability to continue to secure raw materials and components, the ability to increase prices to offset rising product costs or how quickly and to what extent normal economic and operating conditions can resume.

In order to provide flexibility to respond as necessary to changes in the business and economic environment and to maintain sufficient U.S. liquidity, Kodak may accelerate the restructuring of Kodak’s cost structure, reduce or slow spend on capital expenditures and other investments, increase prices and implement working capital improvement initiatives.

Kodak believes its liquidity position is adequate to fund its operating and investing needs within the next twelve months from the date of this filing.

Kodak has not extended or refinanced the existing Series B and Series C Preferred Stock past their current maturities of May 28, 2026. Kodak has debt coming due on May 22, 2026 and does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms.

Kodak’s ability to adequately fund its existing preferred stock and debt obligations when they come due are dependent on obtaining sufficient proceeds from the expected reversion of cash to the Company upon settlement of obligations under the KRIP to reduce the amount of the Term Loans and to (i) convert, redeem, extend or refinance the existing Series B and Series C Preferred Stock past their current maturities of May 28, 2026, (ii) amend, extend or refinance the remaining outstanding Term Loans past the current maturity of May 22, 2026, and (iii) replace collateral currently supporting the letters of credit issued under the L/C Facility Agreement. These actions are dependent upon several external factors outside Kodak’s control. Kodak makes no assurances regarding the likelihood, certainty or timing of consummating any refinancing transaction, or the sufficiency of any such actions to meet Kodak’s preferred stock or debt obligations, including other commitments in the U.S. as they come due.

Kodak Retirement Income Plan

On January 21, 2025, the Board of Directors of Kodak approved the termination of KRIP effective March 31, 2025, at which time all benefits under KRIP were frozen. In addition, the Board of Directors approved a defined benefit retirement plan (the “Kodak Cash Balance Plan”) as a replacement for KRIP which became effective on March 1, 2025 for new hires and April 1, 2025 for current employees. The benefits under the Kodak Cash Balance Plan are substantially the same as those under the cash balance feature of KRIP. Kodak expects that KRIP’s liabilities would be satisfied through a combination of lump sum distributions to active and terminated vested participants who elect a lump sum distribution and the purchase of an annuity from an insurance company with respect to existing KRIP annuity obligations for current retirees and beneficiaries and annuity obligations arising from the termination to active and terminated vested participants who do not elect to receive lump sum distributions. The cost to satisfy KRIP’s liabilities will be affected by a variety of factors including interest rate fluctuations, the portion of active and terminated vested participants who elect lump-sum distributions, the premium payable to purchase the annuity, and other actuarial factors used to calculate the value of KRIP’s ongoing annuity obligations. While KRIP has hedging arrangements in place designed to hedge interest rates for practically all of KRIP’s liabilities, a significant portion of those arrangements are linked to fluctuations in US treasury rates and would not hedge against changes to the difference between the discount rates used to value KRIP’s liabilities and US treasury rates (i.e., the credit spread) or non-interest rate factors that may influence the amount of KRIP’s liabilities.

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

Under the terms of the 2025 Term Loan Credit Agreement Amendments, Kodak is obligated to use 100% of the net cash proceeds of any reversion from KRIP (“Reversion Proceeds”) to prepay Term Loans outstanding under the Amended and Restated Term Loan Credit Agreement until the amount of the Term Loans is reduced to $200 million and, thereafter, to use 50% of the Reversion Proceeds to prepay Term Loans until the amount of the Term Loans is reduced to $100 million, in each case plus a 1% prepayment fee. Reversion Proceeds not used to prepay Term Loans would be included in the calculation of Excess Cash Flow as defined in the Amended and Restated Term Loan Credit Agreement and could thereby trigger additional prepayment obligations under the Amended and Restated Term Loan Credit Agreement which cannot be estimated at this time. Assuming these obligations are not amended, waived or otherwise modified in the interim, no other prepayments are made in the interim, and Kodak uses the Reversion Proceeds to prepay only the minimum amount required under the Amended and Restated Term Loan Credit Agreement, Kodak expects it would use approximately $380 million of the Reversion Proceeds to satisfy these obligations, leaving a Term Loan balance of approximately $160 million and yielding an annual interest cost savings of approximately $40 million. Based on all of the foregoing projections and after the projected prepayment of Term Loans, Kodak projects that it would receive cash or other assets from the KRIP surplus having a value of between $70 million and $160 million.

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

Letter of Credit Facility Agreement

Approximately $24 million and $27 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of March 31, 2025 and December 31, 2024, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $25 million and $29 million at March 31, 2025, and December 31, 2024, respectively, which was classified as Restricted Cash.

Cash Flow

Cash, cash equivalents and restricted cash balances were as follows:

	March 31,	December 31,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash	$256	$301

Cash Flow Activity

	Three Months Ended
	March 31,
(in millions)	2025	2024	Year-Over-Year Change
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(38)	$17	$(55)
Cash flows from investing activities:
Net cash (used in) provided by investing activities	(7)	7	(14)
Cash flows from financing activities:
Net cash used in financing activities	(2)	(18)	16
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(3)	5
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45)	$3	$(48)

Operating Activities

Net cash from operating activities declined $55 million for the three months ended March 31, 2025 as compared with the corresponding period in 2024 primarily due to an increase in trade receivables of $61 million primarily driven by $40 million of cash proceeds related to brand licensing received in the first quarter of 2024, partially offset by a decrease in miscellaneous receivables ($5 million).

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 increased $14 million compared to the corresponding period in 2024 due to a decrease in proceeds received related to the sale of assets of $12 million and an increase in capital expenditures of $2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 decreased $16 million compared to the corresponding period in 2024 primarily driven by the $17 million Amended and Restated Term Loan prepayment in the prior year period.

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

In the third quarter of 2023, the Company deposited $68 million directly with the NYS WCB and cancelled the corresponding letter of credit supporting the associated liability. As of March 31, 2025, the Company had $45 million of surety bonds and $30 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $26 million of cash and the Company could be required to provide up to $19 million of cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $7 million to its non-U.S. defined benefit pension and postretirement benefit plans in the first three months of 2025. For the balance of 2025, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $7 million.

Capital Expenditures

Cash flows from investing activities included $12 million of capital expenditures for the three months ended March 31, 2025. Kodak expects approximately $30 million to $40 million of total capital expenditures for 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies most critical to the preparation of the consolidated financial statements and that require the most difficult, subjective or complex judgments are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. There have been no material changes in the Company's critical accounting policies or estimates since December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As noted in the 2024 Form 10-K, Kodak operates and conducts business in many foreign countries and as a result is exposed to fluctuations between the U.S. dollar and other currencies. Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact sales and net income. For a discussion of the Company's exposure to market risk and how market risk is mitigated, refer to Part I, Item 1A "Risk Factors" and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", contained in the 2024 Form 10-K.

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

There have been no changes identified in Kodak’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part I, Item 1, “Financial Statements” for information regarding certain legal proceedings in which Kodak is involved.

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A, "Risk Factors" of the 2024 Form 10-K for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of unregistered securities during the quarter ended March 31, 2025

None.

(b)
Issuer purchases of equity securities during the quarter ended March 31, 2025

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
January 1 through 31, 2025	9,767	$7.20	N/A	N/A
February 1 through 28, 2025	107,872	$7.22	N/A	N/A
March 1 through 31, 2025	12,880	$6.68	N/A	N/A
Total	130,519	$7.16

(1)
These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)
Kodak does not have a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

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

(10.1)

Amendment No. 3 to Letter of Credit Facility Agreement, dated as of February 26, 2025, by and among the Company, the Subsidiary Guarantors named therein and Bank of America, N.A., as Agent, Lender and Issuing Bank (Incorporated by reference to Exhibit (10.28) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed on March 17, 2025).

(10.2)

First Amendment to Amended and Restated Credit Agreement, dated as of February 26, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent (Incorporated by reference to Exhibit (10.31) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed on March 17, 2025).

(10.3)

Second Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent, filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, furnished herewith.

(32.2)(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, furnished herewith.

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

(101.SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

(104)	Cover page formatted as Inline XBRL and contained in Exhibit 101

(1) Furnished herewith. The certifications that accompany this Quarterly Report on Form 10‑Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10‑Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: May 8, 2025	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)