Form 10-Q
period 2025-06-30
EASTMAN KODAK CO
filed 2025-08-11
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 1, 2025, the Registrant had 81.0 million shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2025

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues
Sales	$226	$227	$436	$433
Services	37	40	74	83
Total revenues	263	267	510	516
Cost of revenues
Sales	184	181	358	349
Services	28	28	55	60
Total cost of revenues	212	209	413	409
Gross profit	51	58	97	107
Selling, general and administrative expenses	41	47	86	92
Research and development costs	9	8	18	17
Restructuring costs and other	6	—	11	5
Other operating expense (income), net	—	1	—	(16)
(Loss) earnings from operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	(5)	2	(18)	9
Interest expense	15	15	29	30
Pension income excluding service cost component	(16)	(41)	(38)	(82)
Other charges (income), net	20	1	20	(1)
(Loss) earnings from operations before income taxes	(24)	27	(29)	62
Provision for income taxes	2	1	4	4
NET (LOSS) EARNINGS	$(26)	$26	$(33)	$58

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.36)	$0.25	$(0.48)	$0.56
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.36)	$0.23	$(0.48)	$0.52

Number of common shares used in basic and diluted net (loss) earnings per share
Basic	80.9	80.1	80.7	79.9
Diluted	80.9	92.4	80.7	91.9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
NET (LOSS) EARNINGS	$(26)	$26	$(33)	$58
Other comprehensive income (loss), net of tax:
Currency translation adjustments	7	(6)	13	(12)
Pension and other postretirement benefit plan obligation activity, net of tax	(13)	(7)	(88)	(13)
Other comprehensive loss, net of tax	(6)	(13)	(75)	(25)
COMPREHENSIVE (LOSS) INCOME, NET OF TAX	$(32)	$13	$(108)	$33

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions, except per share data)	2025	2024
ASSETS
Cash and cash equivalents	$155	$201
Trade receivables, net of allowances of $8 and $7, respectively	149	138
Inventories, net	238	219
Other current assets	32	37
Total current assets	574	595
Property, plant and equipment, net of accumulated depreciation of $501 and $482, respectively	199	189
Goodwill	12	12
Intangible assets, net	18	20
Operating lease right-of-use assets	39	27
Restricted cash	90	92
Pension and other postretirement assets	939	989
Other long-term assets	62	77
TOTAL ASSETS	$1,933	$2,001

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$111	$120
Short-term borrowings and current portion of long-term debt	479	1
Current portion of operating leases	12	11
Other current liabilities	127	129
Total current liabilities	729	261
Long-term debt, net of current portion	11	466
Pension and other postretirement liabilities	213	197
Operating leases, net of current portion	32	21
Other long-term liabilities	198	197
Total liabilities	1,183	1,142

Commitments and Contingencies (Note 7)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	222	218

EQUITY
Common stock, $0.01 par value	—	—
Additional paid in capital	1,147	1,150
Treasury stock, at cost	(14)	(12)
Accumulated deficit	(426)	(393)
Accumulated other comprehensive loss	(179)	(104)
Total shareholders’ equity	528	641
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,933	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net (loss) earnings	$(33)	$58
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	14	13
Pension and postretirement income	(28)	(73)
Asset impairment	17	—
Paid-in-kind interest expense	21	11
Non-cash changes in workers' compensation and employee benefit reserves	1	(1)
Stock based compensation	3	4
Net gain from sale of assets	—	(17)
Provision (benefit) for deferred income taxes	1	(1)
(Increase) decrease in trade receivables	(3)	51
Decrease (increase) in miscellaneous receivables	3	(1)
Increase in inventories	(13)	(18)
Decrease in trade payables	(8)	(1)
Decrease in liabilities excluding borrowings and trade payables	(21)	(22)
Other items, net	16	7
Total adjustments	3	(48)
Net cash (used in) provided by operating activities	(30)	10
Cash flows from investing activities:
Additions to properties	(24)	(19)
Proceeds from sale of assets	5	17
Net cash used in investing activities	(19)	(2)
Cash flows from financing activities:
Repayment of Amended and Restated Term Loan Agreement	—	(17)
Preferred stock cash dividend payments	(2)	(2)
Treasury stock purchases	(2)	(1)
Net cash used in financing activities	(4)	(20)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(5)
Net decrease in cash, cash equivalents and restricted cash	(48)	(17)
Cash, cash equivalents and restricted cash, beginning of period	301	377
Cash, cash equivalents and restricted cash, end of period	$253	$360

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Six-Month Period Ending June 30, 2025
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218
Net loss	—	—	(7)	—	—	(7)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(75)	—	(75)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2025	$—	$1,149	$(400)	$(173)	$(13)	$563	$220
Net loss	—	—	(26)	—	—	(26)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	7	—	7	—
Pension and other postretirement liability adjustments	—	—	—	(13)	—	(13)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2025	$—	$1,147	$(426)	$(179)	$(14)	$528	$222

	Six-Month Period Ending June 30, 2024
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	32	—	—	32	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(6)	—	(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2024	$—	$1,156	$(463)	$269	$(11)	$951	$212
Net earnings	—	—	26	—	—	26	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(7)	—	(7)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2024	$—	$1,154	$(437)	$256	$(12)	$961	$214

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

RECLASSIFICATIONS

Certain amounts from previous periods have been reclassified to conform to the current period classification of paid-in-kind interest expense in the Consolidated Statement of Cash Flows.

GOING CONCERN

The consolidated interim financial statements have been prepared on the going concern basis of accounting, which assumes Kodak will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of June 30, 2025, Kodak had $155 million of cash and cash equivalents, of which $70 million was held within the U.S.

Kodak has not extended or refinanced the existing Series B Preferred Stock past the current mandatory redemption date of May 28, 2026. The carrying value of the Series B Preferred Stock as of June 30, 2025 was $99 million. Under the terms of the Amended and Restated Term Loan Credit Agreement, based on the mandatory redemption date of the Series B Preferred Stock, the maturity date of the Term Loans accelerated to May 22, 2026. The carrying value of the Term Loans as of June 30, 2025 approximated $477 million and was recorded in Short-term borrowings and current portion of long-term debt in the Consolidated Statement of Financial Position as of June 30, 2025. The Company also has issued approximately $24 million of letters of credit under the Amended and Restated Letter of Credit Facility Agreement (the “L/C Facility Agreement”) as of June 30, 2025. Based on the accelerated maturity date of the Term Loans, the maturity date of the L/C Facility Agreement is May 12, 2026. Refer to Note 4, “Debt and Credit Facilities” for additional information on the Amended and Restated Term Loan Credit Agreement and L/C Facility Agreement.

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

Kodak’s plans to adequately fund its existing preferred stock and debt obligations when they come due are dependent on obtaining sufficient proceeds from the expected reversion of cash to the Company upon settlement of obligations under the KRIP to reduce the amount of the Term Loans and to (i) convert, redeem, extend or refinance the existing Series B Preferred Stock past the current mandatory redemption date of May 28, 2026, (ii) amend, extend or refinance the remaining outstanding Term Loans past the current maturity date of May 22, 2026, and (iii) replace collateral currently supporting the letters of credit issued under the L/C Facility Agreement. These plans are not solely within Kodak’s control and therefore are not deemed “probable” under U.S. GAAP.

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$155	$201
Restricted cash reported in Other current assets	8	8
Restricted cash	90	92
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$253	$301

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities as of June 30, 2025 and December 31, 2024.

Restricted cash included $25 million and $29 million as of June 30, 2025 and December 31, 2024, respectively, representing the cash collateral required to be posted by the Company under the Amended and Restated L/C Facility Agreement, defined below. In addition, restricted cash as of June 30, 2025 and December 31, 2024 included $56 million and $55 million, respectively, representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash also included $6 million of security posted related to Brazilian legal contingencies as of both June 30, 2025 and December 31, 2024.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2025	2024
Finished goods	$95	$90
Work in process	78	69
Raw materials	65	60
Total	$238	$219

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

On May 7, 2025, the Company and the Subsidiary Guarantors entered into the Second Amendment to the Amended and Restated Term Loan Credit Agreement (the “May 2025 Term Loan Credit Agreement Amendment”). The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the Cash Interest Payment entirely in PIK for the next six quarterly interest payments. In addition, the May 2025 Term Loan Credit Agreement Amendment revises the mandatory prepayment provisions under the Amended and Restated Term Loan Credit Agreement requiring Kodak to use 100% of the net cash proceeds from certain transactions to prepay Term Loans until the amount of the Term Loans is reduced to $200 million and, thereafter, to use 50% of the net cash proceeds to prepay Term Loans until the amount of the Term Loans is reduced to $100 million, in each case plus a 1% prepayment fee. The Company elected to pay the Cash Interest Payment for the second quarter of 2025 entirely in PIK.

See Going Concern subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements” for additional information.

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

Approximately $24 million and $27 million letters of credit were issued under the Amended and Restated L/C Facility Agreement as of June 30, 2025 and December 31, 2024, respectively. The balance on deposit in the L/C Cash Collateral account as of June 30, 2025 and December 31, 2024 was approximately $25 million and $29 million, respectively.

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

See Going Concern subsection of Note 1, “Basis of Presentation and Recent Accounting Pronouncements” for additional information.

NOTE 5: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	June 30,	December 31,
(in millions)	2025	2024
Series B preferred stock	$99	$98
Series C preferred stock	123	120
Total	$222	$218

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

Dividend and Other Rights

The Series B Preferred Stock has a liquidation preference of $100 per share, and the holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. Until the second quarter of 2025, all dividends owed on the Series B Preferred Stock were declared and paid when due. No quarterly cash dividend was declared in the second quarter of 2025. If dividends on any Series B Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of the Series B Preferred Stock will be entitled to nominate one director at the next annual shareholder meeting and all subsequent shareholder meetings until all accumulated dividends on such Series B Preferred Stock have been paid or set aside.

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

The conversion option upon a fundamental change embedded derivative value at issuance was calculated as the difference between the total value of the Series B Preferred Stock and the sum of the net present value of the cash flows if the Series B Preferred Stock is redeemed on its redemption date and the values of other embedded derivatives. Other than events which alter the likelihood of a fundamental change, the value of the conversion option upon a fundamental change embedded derivative reflects the value as of the issuance date, amortized for the passage of time. The derivative amortization is reported in Other charges (income), net in the Consolidated Statement of Operations.

The carrying value of the Series B Preferred Stock embedded derivative as of both June 30, 2025 and December 31, 2024 was a liability of less than $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

The conversion option upon a fundamental change embedded derivative value at issuance was calculated as the difference between the total value of the Series C Preferred Stock and the sum of the net present value of the cash flows if the Series C Preferred Stock is redeemed on its redemption date and the values of other embedded derivatives. Other than events which alter the likelihood of a fundamental change, the value of the conversion option upon a fundamental change embedded derivative reflects the value as of the issuance date, amortized for the passage of time. The derivative amortization is reported in Other charges (income), net in the Consolidated Statement of Operations.

The carrying value of the Series C Preferred Stock embedded derivative as of both June 30, 2025 and December 31, 2024 was a liability of less than $1 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series C Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

Series C Preferred Stock Exchange

On August 8, 2025, the Company issued 15,103,163 shares of common stock in exchange for all outstanding shares of Series C Preferred Stock, including accrued and unpaid dividends thereon, pursuant to a Series C Preferred Stock Exchange Agreement entered into with the Investor on August 8, 2025. Following the completion of the exchange, the Company had no outstanding shares of Series C Preferred Stock and the Company’s obligations with respect to the Series C Preferred Stock were fully discharged. Refer to Note 19 “Subsequent Event” for additional details.

NOTE 6: LEASES

Income recognized on operating lease arrangements for the three and six months ended June 30, 2025 and 2024 is presented below. Income recognized for sales-type lease arrangements for the three and six months ended June 30, 2025 was less than $1 million and $1 million, respectively. Income recognized for sales-type lease arrangements for the three and six months ended June 30, 2024 was less than $1 million and $1 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Lease income - operating leases:
Lease income	$3	$2	$5	$4
Variable lease income	1	1	3	3
Total lease income	$4	$3	$8	$7

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company had outstanding letters of credit of $24 million issued under the Amended and Restated L/C Facility Agreement as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $47 million, and restricted cash of $98 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2025, Kodak’s Brazilian operations maintained accruals of approximately $5 million for claims aggregating approximately $90 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of June 30, 2025, Kodak’s Brazilian operations have posted security composed of $6 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $39 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024 and those operations are in the process of having the lien on those assets removed.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2024 to June 30, 2025, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2024	$12
New extended warranty and maintenance arrangements deferred	27
Recognition of extended warranty and maintenance arrangement revenue	(25)
Deferred revenue on extended warranties as of June 30, 2025	$14

NOTE 9: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
June 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$129	$6	$—	$—	$135
Ongoing service arrangements	35	—	—	—	35
Total annuities	164	6	—	—	170
Equipment & software	14	—	—	—	14
Film and chemicals	—	68	—	—	68
Total Core	178	74	—	—	252
Growth products (2)	—	1	—	—	1
Other (3)	—	—	6	4	10
Total	$178	$75	$6	$4	$263

Six Months Ended
June 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$243	$13	$—	$—	$256
Ongoing service arrangements	71	—	—	—	71
Total annuities	314	13	—	—	327
Equipment & software	29	—	—	—	29
Film and chemicals	—	134	—	—	134
Total Core	343	147	—	—	490
Growth products (2)	—	2	—	—	2
Other (3)	—	—	10	8	18
Total	$343	$149	$10	$8	$510

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

Geography (1):

Three Months Ended
June 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$59	$54	$6	$4	$123
Canada	4	1	—	—	5
North America	63	55	6	4	128
Europe, Middle East and Africa	73	8	—	—	81
Asia Pacific	39	12	—	—	51
Latin America	3	—	—	—	3
Total	$178	$75	$6	$4	$263

Six Months Ended
June 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$111	$113	$10	$8	$242
Canada	7	1	—	—	8
North America	118	114	10	8	250
Europe, Middle East and Africa	141	15	—	—	156
Asia Pacific	77	20	—	—	97
Latin America	7	—	—	—	7
Total	$343	$149	$10	$8	$510

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at June 30, 2025 and December 31, 2024 was $1 million and $5 million, respectively, and was reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at June 30, 2025 and December 31, 2024 was $98 million and $92 million, respectively, of which $44 million and $35 million, respectively, was reported in Other current liabilities and $54 million and $57 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three and six months ended June 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the period was $8 million and $23 million, respectively, in 2025 and $5 million and $25 million, respectively, in 2024 and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities as of June 30, 2025 included $25 million and $29 million of cash payments received during the three and six months ended June 30, 2025, respectively. Contract liabilities as of June 30, 2024 included $20 million and $25 million of cash payments received during the three and six months ended June 30, 2024, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2025, there was approximately $89 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2025, 15% in each of 2026 and 2027, 10% in 2028 and 50% thereafter.

NOTE 10: OTHER OPERATING EXPENSE (INCOME), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Gain in sale of assets (1)	$—	$—	$—	$(17)
Other	—	1	—	1
Total	$—	$1	$—	$(16)

(1) In the first quarter of 2024, Kodak sold certain assets in the U.S. and recognized a gain of $17 million.

NOTE 11: OTHER CHARGES (INCOME), NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Interest income	$(1)	$(3)	$(3)	$(7)
Loss on foreign exchange transactions	4	3	6	6
Asset impairment (1)	17	—	17	—
Other	—	1	—	—
Total	$20	$1	$20	$(1)

(1)
During the second quarter of 2025, Kodak recorded an impairment charge of $17 million related to its investment in Wildcat Discovery Technologies, Inc. (“Wildcat”) due to the strategic options and alternatives being contemplated by Wildcat as a result of the current economic environment. The fair value of Kodak’s investment in Wildcat was estimated using a probability weighted assessment of the various options being considered under a combination of market and income approaches (Level 3). The carrying value of Kodak’s investment in Wildcat as of June 30, 2025 approximated $8 million.

NOTE 12: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
(Loss) earnings from operations before income taxes	$(24)	$27	$(29)	$62
Effective tax rate	(8.3)%	3.7%	(13.8)%	6.5%
Provision for income taxes	2	1	4	4
(Benefit) provision for income taxes at U.S. statutory tax rate	(5)	6	(6)	13
Difference between tax at effective vs. statutory rate	$7	$(5)	$10	$(9)

For the three and six months ended June 30, 2025, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current earnings and losses, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

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

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Many participating countries enacted changes which took effect in 2024. Following the review of the relevant tax law changes introduced through Pillar 2 implementation, Kodak determined that these new regulations did not have a material impact to its tax provision for the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Kodak is currently assessing its impact on the Company's consolidated financial statements.

NOTE 13: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$—	$1	$4	$—	$3	$1	$7	$1
Interest cost	24	4	28	4	51	8	55	9
Expected return on plan assets	(41)	(5)	(63)	(4)	(86)	(10)	(125)	(9)
Amortization of:
Prior service cost	3	—	3	—	6	—	6	—
Actuarial (gain) loss	—	—	(10)	—	(7)	1	(19)	—
Net pension (income) expense before special termination benefits	(14)	—	(38)	—	(33)	—	(76)	1
Special termination benefits (1)	1	—	—	—	2	—	1	—
Net pension (income) expense from major plans	(13)	—	(38)	—	(31)	—	(75)	1
Other plans	3	—	—	1	3	—	—	1
Total net pension (income) expense	$(10)	$—	$(38)	$1	$(28)	$—	$(75)	$2

(1) The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in

Restructuring costs and other in the Consolidated Statement of Operations for that period.

On January 21, 2025, the Board of Directors of Kodak approved the termination of the Kodak Retirement Income Plan (“KRIP”), effective March 31, 2025, and no further benefits were accrued under KRIP following this date. In addition, the Board of Directors approved a defined benefit retirement plan (the “Kodak Cash Balance Plan”) as a replacement for KRIP which became effective on March 1, 2025 for new hires and on April 1, 2025 for current employees. The benefits under the Kodak Cash Balance Plan are substantially the same as those under the cash balance feature of KRIP. During the three months ended March 31, 2025, Kodak concluded that it was probable that the criteria for settlement accounting for KRIP would be met in 2025 as the projected cost of all settlements would exceed the sum of the service cost and interest cost components of net periodic pension cost for the year. As a result, Kodak applied settlement accounting in both the first and second quarters of 2025, and remeasured KRIP as of March 31, 2025 and June 30, 2025.

The March 31, 2025 remeasurement resulted in a net actuarial loss of $68 million, comprised of an actuarial loss of $90 million related to KRIP’s projected benefit obligation ("PBO") partially offset by an asset actuarial gain of $22 million. The PBO actuarial loss of $90 million was due in part to a decrease in discount rates, partially offset by a reduction in the 30-year Treasury rate (total net impact of $22 million). The discount rate assumption used in the March 31, 2025 remeasurement was 5.26% compared to 5.45%

used at December 31, 2024, and the 30-year Treasury rate used in the March 31, 2025 remeasurement was 4.59% compared to 4.75% used at December 31, 2024. The remaining actuarial loss of $68 million was due to assumption changes related to measuring the plan on a termination basis, including assumed premiums for purchasing annuities to settle obligations and the timing of lump sum payments. The expected rate of return on plan assets assumption used in the March 31, 2025 remeasurement was unchanged from the rate used at December 31, 2024 (5.20%). The asset actuarial gain of $22 million was driven by actual asset returns being higher than expected returns. The impacts from settlement accounting during the first quarter of 2025 were immaterial.

The June 30, 2025 remeasurement resulted in a net actuarial loss of $16 million, comprised of an actuarial loss associated with asset returns of $56 million, partially offset by an actuarial gain associated with the PBO of $40 million. The asset actuarial loss was driven by the adverse effect of higher long-term interest rates on the plan’s bond portfolio. The PBO actuarial gain was driven by favorable mortality and other demographic experience of $48 million, partially offset by a loss of $8 million due to lower discount rates. The discount rate assumption used in the June 30, 2025 remeasurement was 5.20% and the expected rate of return on plan assets assumption was unchanged from the rate used at December 31, 2024 (5.20%). The impacts from settlement accounting during the second quarter of 2025 were immaterial.

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

A reconciliation of the amounts used to calculate basic and diluted (loss) earnings per share for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net (loss) earnings	$(26)	$26	$(33)	$58
Less: Series B Preferred stock cash dividends	(1)	(1)	(2)	(2)
Less: Series C Preferred stock in-kind dividends	(1)	(2)	(3)	(3)
Less: Preferred stock deemed dividends	(1)	—	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	—	(3)	—	(7)
Net (loss) earnings available to common shareholders - basic	$(29)	$20	$(39)	$45

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$—	$1	$—	$3
Net (loss) earnings available to common shareholders - diluted	$(29)	$21	$(39)	$48

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of shares)	2025	2024	2025	2024
Weighted averages shares - basic	80.9	80.1	80.7	79.9
Effect of dilutive securities
Unvested restricted stock units	—	1.7	—	1.6
Employee stock options	—	1.1	—	0.9
Series B Preferred Stock	—	9.5	—	9.5
Weighted average shares — diluted	80.9	92.4	80.7	91.9

As a result of the net loss available to common shareholders for the three and six months ended June 30, 2025, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the three months ended June 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.6 million unvested restricted stock units and the assumed exercise of 1.3 million stock options. For the six months ended June 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.7 million unvested restricted stock units and the assumed exercise of 1.5 million stock options.

The computation of diluted earnings per share for the three and six months ended June 30, 2025 excluded the impact of (1) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (2) the assumed conversion of 1.2 million shares of Series C Preferred Stock, (3) for the three months ended June 30, 2025, the assumed exercise of 2.5 million outstanding employee stock options and (4) for the six months ended June 30, 2025, the assumed exercise of 1.7 million outstanding employee stock options because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three and six months ended June 30, 2024 excluded the impact of (1) the assumed conversion of 1.2 million shares of Series C Preferred Stock, (2) the assumed exercise of 3.1 million outstanding employee stock options and (3) for the six months ended June 30, 2024, the assumed vesting of 0.2 million unvested restricted stock units because the effects would have been anti-dilutive.

NOTE 15: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of June 30, 2025 and December 31, 2024, there were 81.0 million and 80.5 million shares of common stock outstanding, respectively.

At-The-Market ("ATM") Equity Offering Program

On May 21, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), pursuant to which the Company may offer and sell up to $100 million of shares of the Company’s common stock, par value $0.01 per share (the “shares”), from time to time, in “at-the-market” offerings through BofA, as sales agent or as principal. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes.

Sales of the shares, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with BofA. BofA will receive a commission from the Company that will not exceed, but may be lower than, 3% of the gross sales price of all shares sold under the Sales Agreement.

The Company has not sold any shares under the Sales Agreement as of June 30, 2025.

Preferred Stock

Series B Preferred stock issued and outstanding as of both June 30, 2025 and December 31, 2024 consisted of 1.0 million shares.

Series C Preferred stock issued and outstanding as of both June 30, 2025 and December 31, 2024 consisted of 1.2 million shares.

Treasury Stock

Treasury stock consisted of approximately 1.5 million and 1.3 million shares as of June 30, 2025 and December 31, 2024, respectively.

NOTE 16: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Currency translation adjustments
Currency translation adjustments	$7	$(6)	$13	$(12)

Pension and other postretirement benefit plan changes
Newly established net actuarial loss	(15)	—	(86)	—
Tax provision	—	—	—	—
Newly established net actuarial loss, net of tax	(15)	—	(86)	—
Reclassification adjustments:
Amortization of prior service cost (1)	2	3	5	6
Amortization of actuarial gains (1)	—	(10)	(7)	(19)
Total reclassification adjustments	2	(7)	(2)	(13)
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	2	(7)	(2)	(13)
Pension and other postretirement benefit plan changes, net of tax	(13)	(7)	(88)	(13)
Other comprehensive loss	$(6)	$(13)	$(75)	$(25)

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

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the (loss) earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; interest expense; other operating (expense) income, net and other (charges) income, net.

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

Segment Revenues, Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(in millions)
Print:
Revenues from external customers	$178	$186	$343	$368
Cost of revenues	147	147	284	292
Selling, general and administrative expenses	31	35	64	67
Research and development expenses	4	4	8	9
Operational EBITDA	(4)	—	(13)	—

Advanced Materials and Chemicals:
Revenues from external customers	75	73	149	132
Cost of revenues	56	54	111	101
Selling, general and administrative expenses	8	8	17	16
Research and development expenses	3	3	6	6
Operational EBITDA	8	8	15	9

Brand:
Revenues from external customers	6	4	10	8
Selling, general and administrative expenses	1	—	1	1
Operational EBITDA	5	4	9	7

Total Operational EBITDA for Reportable Segments	9	12	11	16
All Other Operational EBITDA	—	—	—	1
Depreciation and amortization	(7)	(6)	(14)	(13)
Restructuring costs and other (1)	(6)	—	(11)	(5)
Stock-based compensation	(1)	(1)	(3)	(4)
Consulting and other costs (2)	1	(1)	1	(1)
Idle costs (3)	(1)	(1)	(2)	(1)
Other operating (expense) income, net (4)	—	(1)	—	16
Interest expense (4)	(15)	(15)	(29)	(30)
Pension income excluding service cost component (4)	16	41	38	82
Other (charges) income, net (4)	(20)	(1)	(20)	1
Consolidated (loss) earnings from continuing operations before income taxes	$(24)	$27	$(29)	$62

(1)
Restructuring costs and other for the three and six months ended June 30, 2025 included $5 million and $10 million, respectively, that were recorded in Restructuring costs and other in the Consolidated Statement of Operations. The remaining $1 million in each period related to inventory write-offs and was recorded as Cost of revenues in the Consolidated Statement of Operations.
(2)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the three and six months ended June 30, 2025, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(3)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.
(4)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Total Reportable Segment Revenues	$259	$263	$502	$508
All Other Revenues	4	4	8	8
Total Consolidated Revenues	$263	$267	$510	$516

Kodak increased employee benefit reserves by approximately $1 million in the six months ended June 30, 2025 due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the six months ended June 30, 2025 impacted gross profit by approximately $1 million. There was no change to employee benefit reserves in the three months ended June 30, 2025.

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

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Intangible asset amortization expense from continuing operations:	2025	2024	2025	2024
Print	$1	$1	$2	$2
Total	$1	$1	$2	$2

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Depreciation expense from continuing operations:	2025	2024	2025	2024
Print	$4	$4	$8	$8
Advanced Materials and Chemicals	2	1	4	3
Total	$6	$5	$12	$11

(in millions)	June 30,	December 31,
Long-lived assets located in: (1)	2025	2024
The United States	$149	$143
Europe, Middle East and Africa	5	5
Asia Pacific	4	5
Canada and Latin America	41	36
Non-U.S. countries total (2)	50	46
Total	$199	$189

(1) Long-lived assets are comprised of property, plant and equipment, net.

(2) Of the total non-U.S. property, plant and equipment as of June 30, 2025, $39 million was located in Brazil. Of the total

non-U.S. property, plant and equipment as of December 31, 2024, $35 million was located in Brazil.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other charges (income), net in the Consolidated Statement of Operations). The notional amount of such contracts open at June 30, 2025 and December 31, 2024 was approximately $211 million and $251 million, respectively. The majority of the contracts of this type held by Kodak as of June 30, 2025 and December 31, 2024 are denominated in Chinese renminbi, Japanese yen and euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net (gain) loss from derivatives not designated as hedging instruments	$(4)	$3	$(5)	$10

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2025 and 2024.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of June 30, 2025 and December 31, 2024 was $1 million and $0 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of June 30, 2025 and December 31, 2024 was $0 million and $3 million, respectively.

Short-term debt (Level 2 fair value measurements) includes the Term Loans at June 30, 2025 for which the fair value is determined by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of short-term borrowings were $398 million and $1 million at June 30, 2025 and December 31, 2024, respectively.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available. The fair values of long-term borrowings were $11 million and $436 million at June 30, 2025 and December 31, 2024, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both June 30, 2025 and December 31, 2024.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2025.

NOTE 19: SUBSEQUENT EVENT

On August 8, 2025, the Company issued 15,103,163 shares of common stock in exchange for all outstanding shares of Series C Preferred Stock, including accrued and unpaid dividends thereon (the “Series C Preferred Stock Exchange”), pursuant to a Series C Preferred Stock Exchange Agreement entered into with the Investor on August 8, 2025 (the “Series C Exchange Agreement”). Following the completion of the Series C Preferred Stock Exchange, the Company had no outstanding shares of Series C Preferred Stock and the Company’s obligations with respect to the Series C Preferred Stock were fully discharged.

The Series C Exchange Agreement provides the Investor with the right to nominate one member for election to the Company’s Board for so long as it holds at least 10% of the outstanding shares of common stock of the Company. In connection with the Series C Preferred Stock Exchange, the Company entered into an Amended and Restated Registration Rights Agreement that provides customary registration rights with respect to the shares of common stock issued in the Series C Preferred Stock Exchange.

For additional information on the Series C Preferred Stock Exchange, the board nomination rights granted to the Investor in connection therewith, and the Amended and Restated Registration Rights Agreement, see Item 5(a) to this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or outcomes, or timing of actual results or outcomes, to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events, results or outcomes, or their timing, to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024 ("2024 Form 10-K") under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly report on Form 10‐Q for the quarter ended March 31, 2025, and in other filings the Company makes with the SEC from time to time, as well as the following:

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

Consolidated revenues in the three and six months ended June 30, 2025 were $263 million and $510 million, respectively, decreases of $4 million (1%) and $6 million (1%), respectively, when compared to the three and six months ended June 30, 2024. Currency fluctuations had a favorable impact on revenues in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 ($5 million and $2 million, respectively).

Print revenues in the three and six months ended June 30, 2025 were $178 million and $343 million, respectively, decreases of $8 million (4%) and $25 million (7%), respectively, compared to the prior year quarter and year-to-date period. Print revenues accounted for 68% and 67% of Kodak’s total revenues for the three and six months ended June 30, 2025, respectively. Advanced Materials and Chemicals revenues in the three and six months ended June 30, 2025 were $75 million and $149 million, respectively, increases of $2 million (3%) compared to the prior year quarter and $17 million (13%) compared to the prior year-to-date period.

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

The U.S. government imposed new tariffs on a range of imported goods, including aluminum, steel and certain raw materials and component parts used in Kodak’s manufacturing and supply chain. The tariffs imposed have resulted in increased manufacturing costs which the Company has been able to largely mitigate through pricing actions, supplier negotiations and other cost savings measures. As a result of these actions, the tariffs that have been enacted or expanded by the U.S. did not have a material adverse effect on Kodak’s operations, financial condition or cash flows for the six months ended June 30, 2025.

Kodak is actively monitoring the tariff developments and continuing to analyze the potential impacts on its businesses, cost structure and supply chain. The Company is pursuing options to substantially mitigate the impact of the increased tariffs or any future tariffs, including seeking certain exemptions, offsetting cost increases through further pricing actions and additional cost savings measures, securing alternative sources of materials or products, and evaluating potential manufacturing footprint changes.

There is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs, any exceptions or exemptions that are or may become available and the timing of their implementation, amount and scope, all of which could have a material adverse effect on Kodak’s business, financial condition and results of operations.

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2024, 2023 and 2022), and there were no material impacts to the consolidated results of operations for the six months ended June 30, 2025 from the wind-down activities.

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
•
Generate profitable revenues through a focus on customers across Kodak’s Print segment, while increasing market share in specific markets;
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
o
EV/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak utilizes its pilot coating facility to conduct development of coated electrodes for a variety of battery, fuel cell, and solar film companies as well as low volume manufacturing of electrodes. On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. ("Wildcat"), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery. During the second quarter of 2025, Kodak recorded an impairment charge of $17 million related to its investment in Wildcat due to the strategic options and alternatives being contemplated by Wildcat due to the current economic environment. Wildcat continues to explore and assess various options and alternatives which may further impact the value of Kodak's investment or dilute Kodak's ownership in Wildcat. Kodak also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies. Wildcat has granted Kodak certain rights to negotiate a production or licensing arrangement with Wildcat when and if Wildcat’s technology reaches commercial readiness. Kodak has utilized an existing production coating facility to manufacture coated substrates for EV cell assembly. Kodak is evaluating expansion or enhancement of this facility to serve a wider variety of production level customers.
o
Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceutical products, to implement an expansion into manufacturing Diagnostic Test Reagent solutions. Kodak has started construction of a Current Good Manufacturing Practice ("cGMP") lab and manufacturing facility to manufacture reagents for healthcare applications within an existing building located at EBP. Production is scheduled to begin by the end of 2025.
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

RESULTS OF OPERATIONS

2025 COMPARED TO 2024

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
		% of		% of	$		% of		% of	$
(dollars in millions)	2025	Sales	2024	Sales	Change	2025	Sales	2024	Sales	Change
Revenues	$263		$267		$(4)	$510		$516		$(6)
Cost of revenues	212		209		3	413		409		4
Gross profit	51	19%	58	22%	(7)	97	19%	107	21%	(10)
Selling, general and administrative expenses	41	16%	47	18%	(6)	86	17%	92	18%	(6)
Research and development costs	9	3%	8	3%	1	18	4%	17	3%	1
Restructuring costs and other	6	2%	—	0%	6	11	2%	5	1%	6
Other operating expense (income), net	—	0%	1	0%	(1)	—	0%	(16)	(3)%	16
(Loss) earnings from operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	(5)	(2)%	2	1%	(7)	(18)	(4)%	9	2%	(27)
Interest expense	15	6%	15	6%	—	29	6%	30	6%	(1)
Pension income excluding service cost component	(16)	(6)%	(41)	(15)%	25	(38)	(7)%	(82)	(16)%	44
Other charges (income), net	20	8%	1	0%	19	20	4%	(1)	(0)%	21
(Loss) earnings from operations before income taxes	(24)	(9)%	27	10%	(51)	(29)	(6)%	62	12%	(91)
Provision for income taxes	2	1%	1	0%	1	4	1%	4	1%	—
NET (LOSS) EARNINGS	$(26)	(10)%	$26	10%	$(52)	$(33)	(6)%	$58	11%	$(91)

Revenue

Current Quarter

For the three months ended June 30, 2025 revenues declined $4 million compared with the same period in 2024, primarily driven by lower volume in Print ($19 million) and Advanced Materials and Chemicals ($4 million), partially offset by improved pricing in Advanced Materials and Chemicals ($6 million) and Print ($5 million), favorable foreign currency fluctuations ($5 million) and higher volume in Brand ($2 million). See segment discussions for additional details.

Year-to-Date

For the six months ended June 30, 2025 revenues declined $6 million compared with the same period in 2024, primarily driven by lower volume in Print ($36 million), partially offset by improved pricing and higher volume in Advanced Materials and Chemicals ($14 million and $3 million, respectively), improved pricing in Print ($8 million), favorable foreign currency fluctuations ($2 million) and higher volume in Brand ($2 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2025 declined $7 million compared with the same period in 2024, primarily due to higher aluminum costs ($5 million), lower volume in Advanced Materials and Chemicals ($6 million) and Print ($4 million) and higher manufacturing costs in Print ($4 million). These unfavorable impacts were partially offset by improved pricing in Print and Advanced Materials and Chemicals ($5 million each), favorable foreign currency fluctuations ($1 million) and higher volume in Brand ($2 million). See segment discussions for additional details.

Year-to-Date

Gross profit for the six months ended June 30, 2025 declined $10 million compared with the same period in 2024, primarily due to higher aluminum costs ($12 million), higher manufacturing costs in Print ($7 million) and Advanced Materials and Chemicals ($3 million), lower volume in Print ($6 million) and Advanced Materials and Chemicals ($3 million) and net change in employee benefit reserves ($1 million). These unfavorable impacts were partially offset by improved pricing in Advanced Materials and Chemicals ($12 million) and Print ($8 million) and higher volume in Brand ($2 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Current Quarter

Consolidated selling and general administrative expenses ("SG&A") decreased $6 million in the three months ended June 30, 2025 compared to the prior year period due to a decline in selling and administrative costs ($4 million) related to lower investments in information technology systems and organizational structure compared to the prior year period, as well as costs associated with trade shows, along with a decline in consulting and project costs ($1 million) related to an insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation received in the second quarter of 2025 ($1 million).

Year-to-Date

Consolidated SG&A decreased $6 million in the six months ended June 30, 2025 compared to the prior year period due to a decline in selling and administrative costs ($3 million) related to lower investments on organizational structure changes compared to the prior year period, along with a decline in consulting and project costs ($2 million) primarily related to an insurance reimbursement received in the second quarter of 2025 ($1 million) and a decline in equity compensation costs ($1 million).

Research and Development Costs

Consolidated R&D expenses in the three and six months ended June 30, 2025 remained relatively flat as compared to the prior year periods.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component in the three and six months ended June 30, 2025 decreased $25 million and $44 million, respectively, compared to the prior year periods due to lower expected return on assets for the Kodak Retirement Income Plan ("KRIP") as a result of the change in investment strategy in 2024. Refer to Note 13, "Retirement Plans and Other Postretirement Benefits".

Other Operating Expense (Income), Net

For details, refer to Note 10, "Other Operating Expense (Income), Net".

Other Charges (Income), Net

For details, refer to Note 11, "Other Charges (Income), Net".

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

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Print	$178	$186	$343	$368
Advanced Materials and Chemicals	75	73	149	132
Brand	6	4	10	8
Total of reportable segments	259	263	502	508
All Other revenues	4	4	8	8
Consolidated total	$263	$267	$510	$516

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents consolidated (loss) earnings from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; other operating (expense) income, net and other (charges) income, net.

Segment Operational EBITDA and Consolidated (Loss) Earnings from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Print	$(4)	$—	$(13)	$—
Advanced Materials and Chemicals	8	8	15	9
Brand	5	4	9	7
All other	—	—	—	1
Depreciation and amortization	(7)	(6)	(14)	(13)
Restructuring costs and other (1)	(6)	—	(11)	(5)
Stock based compensation	(1)	(1)	(3)	(4)
Consulting and other costs (2)	1	(1)	1	(1)
Idle costs (3)	(1)	(1)	(2)	(1)
Other operating (expense) income, net (4)	—	(1)	—	16
Interest expense (4)	(15)	(15)	(29)	(30)
Pension income excluding service cost component (4)	16	41	38	82
Other (charges) income, net (4)	(20)	(1)	(20)	1
Consolidated (loss) earnings from operations before income taxes	$(24)	$27	$(29)	$62

(1)
Restructuring costs and other for the three and six months ended June 30, 2025 included $5 million and $10 million, respectively, that were recorded in Restructuring costs and other in the Consolidated Statement of Operations. The remaining $1 million in each period related to inventory write-offs and was recorded as Cost of revenues in the Consolidated Statement of Operations.
(2)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the three and six months ended June 30, 2025, respectively, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.
(3)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.
(4)
As reported in the Consolidated Statement of Operations.

Kodak increased employee benefit reserves by approximately $1 million in the six months ended June 30, 2025 due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the six months ended June 30, 2025 impacted gross profit by approximately $1 million. There was no change to employee benefit reserves in the three months ended June 30, 2025.

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

PRINT SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$178	$186	$(8)	$343	$368	$(25)

Operational EBITDA	$(4)	$—	$(4)	$(13)	$—	$(13)
Operational EBITDA as a % of revenues	(2)%	0%		4%	0%

Revenues

Current Quarter

The decrease in Print revenues for the three months ended June 30, 2025 of $8 million reflected lower volumes in Prepress Solutions ($12 million), Electrophotographic Printing Solutions ("EPS") ($4 million), Software ($1 million) and Prosper ($1 million). These unfavorable impacts were partially offset by favorable foreign currency fluctuations ($5 million) and favorable pricing in Prepress Solutions ($2 million), Prosper ($2 million) and EPS ($1 million).

Year-to-Date

The decrease in Print revenues for the six months ended June 30, 2025 of $25 million reflected lower volumes in Prepress Solutions ($22 million), EPS ($9 million), Software ($3 million) and Prosper ($2 million). These unfavorable impacts were partially offset by favorable pricing in Prepress Solutions ($4 million), Prosper ($3 million) and EPS ($1 million) and favorable foreign currency fluctuations ($2 million).

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended June 30, 2025 declined $4 million primarily related to higher costs for aluminum ($5 million), higher manufacturing costs ($4 million) and lower volumes for Prepress Solutions ($3 million), Prosper ($1 million) and Software ($1 million). These unfavorable impacts were partially offset by lower selling and general administrative costs ($4 million) and favorable pricing in Prepress Solutions ($2 million), Prosper ($2 million) and EPS ($1 million).

Year-to-Date

Print Operational EBITDA for the six months ended June 30, 2025 declined $13 million primarily related to higher costs for aluminum ($12 million), higher manufacturing costs ($7 million), lower volumes for Prepress Solutions ($4 million), Software ($2 million) and Prosper ($2 million) and net change in employee benefit reserves ($1 million). These unfavorable impacts were partially offset by lower selling and general administrative costs ($4 million), favorable pricing in Prepress Solutions and Prosper ($3 million each) and higher margins and favorable pricing in EPS ($2 million and $1 million, respectively).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$75	$73	$2	$149	$132	$17

Operational EBITDA	$8	$8	$—	$15	$9	$6
Operational EBITDA as a % of revenues	11%	11%		10%	7%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended June 30, 2025 improved $2 million primarily from favorable pricing in Industrial Film and Chemicals ($4 million) and Motion Picture ($2 million), partially offset by a decline in volume in Industrial Film and Chemicals ($4 million).

Year-to-Date

Advanced Materials and Chemicals revenues for the six months ended June 30, 2025 improved $17 million primarily from favorable pricing and volume increases in Industrial Film and Chemicals ($10 million and $2 million, respectively) along with improvements in price and volume ($4 million and $1 million, respectively) in Motion Picture.

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA remained flat for the three months ended June 30, 2025 as compared to the prior year quarter.

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $6 million for the six months ended June 30, 2025 primarily due to favorable pricing in Industrial Film and Chemicals and Motion Picture ($10 million and $2 million, respectively) and volume increases in Motion Picture ($1 million), partially offset by a decline in volume in Industrial Film and Chemicals ($4 million) and higher manufacturing costs ($3 million).

BRAND SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$6	$4	$2	$10	$8	$2

Operational EBITDA	$5	$4	$1	$9	$7	$2
Operational EBITDA as a % of revenues	83%	100%		90%	88%

Revenues

Brand revenues for both the three and six months ended June 30, 2025 improved by $2 million due to higher volumes.

Operational EBITDA

There were no material changes in Brand Operational EBITDA for the three and six months ended June 30, 2025 compared to the prior year periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $6 million and $11 million for the three and six months ended June 30, 2025, respectively, of which $5 million and $10 million, respectively, were recorded in Restructuring costs and other in the Consolidated Statement of Operations.

The remaining $1 million for each period related to inventory write-offs and was recorded as Cost of revenues in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $3 million and $5 million during the three and six months ended June 30, 2025, respectively.

The restructuring actions implemented in the first six months of 2025 are expected to generate future annual cash savings of approximately $15 million, which are expected to reduce future annual SG&A expenses, Cost of revenues and R&D costs by $6 million, $5 million and $4 million, respectively. The majority of the annual savings are expected to be in effect by the end of the third quarter of 2025 as the actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $155 million, a decrease of $46 million from December 31, 2024, primarily driven by the decline in cash in the first quarter of 2025 of $43 million.

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

Available liquidity includes existing cash balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At June 30, 2025 and December 31, 2024, approximately $70 million and $118 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $85 million and $83 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of June 30, 2025 and December 31, 2024, outstanding intercompany loans to the U.S. were $502 million and $483 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $228 million and $208 million, respectively. In China, where approximately $32 million and $29 million of cash and cash equivalents was held as of June 30, 2025 and December 31, 2024, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2026, the proceeds of which were in turn loaned to the Company. The terms of the intercompany loan require the Company to make efforts to repay the outstanding loan balance prior to maturity. The outstanding amount of the intercompany loan as of June 30, 2025 was $68 million. The Company is evaluating repayment alternatives for the current loan agreement which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.

On May 21, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), pursuant to which the Company may offer and sell up to $100 million of shares of the Company’s common stock (the “shares”), from time to time, in “at-the-market” offerings through BofA, as sales agent or as principal. While the Company has not sold any shares under the Sales Agreement as of June 30, 2025, the Company intends to use the net proceeds from any sale of the shares for general corporate purposes.

Kodak has not extended or refinanced the existing Series B Preferred Stock past the current mandatory redemption date of May 28, 2026. The carrying value of the Series B Preferred Stock as of June 30, 2025 was $99 million. Under the terms of the Amended and Restated Term Loan Credit Agreement, based on the mandatory redemption date of the Series B Preferred Stock, the maturity date of the Term Loans accelerated to May 22, 2026. The carrying value of the Term Loans as of June 30, 2025 approximated $477 million and was recorded in Short-term borrowings and current portion of long-term debt in the Consolidated Statement of Financial

Position as of June 30, 2025. The Company also has issued approximately $24 million of letters of credit under the Amended and Restated Letter of Credit Facility Agreement (the “L/C Facility Agreement”) as of June 30, 2025. Based on the accelerated maturity date of the Term Loans, the maturity date of the L/C Facility Agreement is May 12, 2026.

Kodak has debt coming due within twelve months and does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms.

Kodak’s plans to adequately fund its existing preferred stock and debt obligations when they come due are dependent on obtaining sufficient proceeds from the expected reversion of cash to the Company upon settlement of obligations under the KRIP to reduce the amount of the Term Loans and to (i) convert, redeem, extend or refinance the existing Series B past the current mandatory redemption date of May 28, 2026, (ii) amend, extend or refinance the remaining outstanding Term Loans past the current maturity of May 22, 2026, and (iii) replace collateral currently supporting the letters of credit issued under the L/C Facility Agreement. These actions are dependent upon several external factors outside Kodak’s control. Kodak makes no assurances regarding the likelihood, certainty or timing of consummating any refinancing transaction, or the sufficiency of any such actions to meet Kodak’s preferred stock or debt obligations, including other commitments in the U.S. as they come due.

Additionally, Kodak's cash flows continue to be negatively impacted by volume declines, higher manufacturing costs and increased labor, material and distribution costs, supply chain disruptions and shortages in materials and labor. The impacts from price increases, continued cost reduction actions and supply chain-related cost improvements continue to positively impact Kodak’s operations.

In order to provide flexibility to respond as necessary to changes in the business and economic environment and to maintain sufficient U.S. liquidity, Kodak may accelerate the restructuring of Kodak’s cost structure, reduce or slow spend on capital expenditures and other investments, increase prices and implement working capital improvement initiatives.

Kodak's plans to return to sustainable positive cash flow include generating profitable revenues through continued pricing actions and customer-focused initiatives, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in IT systems to drive operational efficiencies, effectively managing world-wide cash through intercompany loans, distributions or other mechanisms, generating cash from selling and leasing underutilized assets or through new licensing opportunities and implementing ways to reduce cash collateral needs. In addition, proceeds received from the settlement of the KRIP, after required debt prepayments, as further discussed below, and proceeds from the sale of common stock under the at-the-market equity offering program would be available for use for strategic growth or general corporate purposes.

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

Kodak expects that KRIP’s liabilities would be satisfied through a combination of lump sum distributions to active and terminated vested participants who elect a lump sum distribution and the purchase of an annuity from an insurance company with respect to existing KRIP annuity obligations for current retirees and beneficiaries and annuity obligations arising from the termination to active and terminated vested participants who do not elect to receive lump sum distributions. The participant settlement election process ends on August 15, 2025. Once that process is complete, the Company intends to finalize the purchase of an annuity contract in October 2025. The cost to satisfy KRIP’s liabilities will be affected by a variety of factors including interest rate fluctuations, the portion of active and terminated vested participants who elect lump-sum distributions, the premium payable to purchase the annuity, and other actuarial factors used to calculate the value of KRIP’s ongoing annuity obligations. While KRIP has hedging arrangements in place designed to hedge interest rates for practically all of KRIP’s liabilities, a significant portion of those arrangements are linked to fluctuations in US treasury rates and would not hedge against changes to the difference between the discount rates used to value KRIP’s liabilities and US treasury rates (i.e., the credit spread) or non-interest rate factors that may influence the amount of KRIP’s liabilities.

After KRIP’s liabilities and applicable legal requirements have been satisfied, KRIP’s surplus assets would revert to Kodak as the settlor of KRIP subject to an excise tax. Based on current assumptions, Kodak estimates KRIP would have surplus assets of approximately $850 million after the satisfaction of KRIP’s liabilities. The actual amount of surplus assets available after the satisfaction of KRIP’s liabilities will be affected by the actual amount paid to satisfy KRIP’s liabilities, the return on KRIP’s assets during the period over which KRIP’s assets are liquidated and its liabilities satisfied (the “Liquidation Period”), the degree to which KRIP’s hedging strategy is effective in hedging fluctuations in the amount of KRIP’s liabilities during the Liquidation Period, the amounts realized from Hedge Fund Assets in the course of their redemption during the Liquidation Period, the amounts realized from distributions from or any sale of remaining KRIP Illiquid Assets during the Liquidation Period, the value of Hedge Fund Assets or KRIP Illiquid Assets held in the portfolio at the time of reversion, actuarial experience on plan liabilities during the Liquidation Period, the duration of the Liquidation Period, and the costs associated with the termination and liquidation process.

In order to reduce the amount of the surplus assets subject to excise tax and to reduce the rate of the excise tax from 50% to 20%, Kodak expects that it would direct the transfer of or otherwise contribute 25% of the surplus assets (which may include all or a significant portion of remaining non-cash assets) to the Kodak Cash Balance Plan (the “Replacement Plan”). After the capitalization of the Replacement Plan and the payment of the 20% excise tax on the remaining surplus, Kodak projects it would receive proceeds from KRIP having a value of approximately $500 million, consisting of cash of approximately $300 million and the remaining amount in illiquid assets, primarily hedge funds, which are in the process of redemption. Kodak believes no material amount of income tax would be owed on this amount due to available tax attributes. In addition to the proceeds received by Kodak from KRIP, the Replacement Plan is projected to have assets having a value of approximately $220 million which would allow Kodak to provide valuable benefits to its current employee base for the foreseeable future without additional cash cost to Kodak.

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

Kodak is required under the terms of the 2025 Term Loan Credit Agreement Amendments, to pay down the Term Loan balance using the $300 million of expected cash proceeds received from the KRIP reversion in December 2025. The cash proceeds from redemption of illiquid assets is expected to occur over several quarters and continue beyond the current contractual Term Loan maturity date of May 22, 2026. Assuming Kodak is not able to refinance or extend the Term Loan obligations prior to the contractual maturity date of May 22, 2026, or these obligations are not amended, waived or otherwise modified in the interim, no other prepayments are made in the interim and Kodak uses the Reversion Proceeds to prepay only the minimum amount required under the Amended and Restated Term Loan Credit Agreement, the outstanding Term Loan balance at May 22, 2026 is estimated to be approximately $175 million. Based on all of the foregoing projections and after the projected prepayment of Term Loans and receipt of cash from the redemption of illiquid assets and receipt of other assets, Kodak projects that it would ultimately receive cash or other assets from the KRIP surplus having a value of approximately $105 million over the next three years.

Kodak expects KRIP to distribute excess proceeds to the Company and the Replacement Plan in December 2025; however, this time frame is subject to factors beyond Kodak’s control including (i) the availability of an annuity product to satisfy KRIP’s annuity obligations at an acceptable cost and on acceptable terms, (ii) the continued conversion of investments into cash or other liquid assets at the pace currently anticipated, and (iii) regulatory review and approval of various aspects of the terms of KRIP, KRIP’s activities, and the termination and liquidation process.

Letter of Credit Facility Agreement

Approximately $24 million and $27 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of June 30, 2025 and December 31, 2024, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $25 million and $29 million at June 30, 2025, and December 31, 2024, respectively, which was classified as Restricted Cash.

Cash Flow

Cash, cash equivalents and restricted cash balances were as follows:

	June 30,	December 31,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash	$253	$301

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2025	2024	Year-Over-Year Change
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(30)	$10	$(40)
Cash flows from investing activities:
Net cash used in investing activities	(19)	(2)	(17)
Cash flows from financing activities:
Net cash used in financing activities	(4)	(20)	16
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(5)	10
Net decrease in cash, cash equivalents and restricted cash	$(48)	$(17)	$(31)

Operating Activities

Net cash from operating activities declined $40 million for the six months ended June 30, 2025 as compared with the corresponding period in 2024 primarily due to an increase in trade receivables of $54 million primarily driven by $40 million of cash proceeds related to brand licensing received in the first quarter of 2024. This was partially offset by a decrease in liabilities excluding borrowings and trade payables driven by Kodak’s election to pay the second quarter cash interest payment on the Term Loan entirely in PIK and a decrease in miscellaneous receivables and inventory.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 decreased $17 million compared to the corresponding period in 2024 due to a decrease in proceeds received related to the sale of assets of $12 million and an increase in capital expenditures of $5 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 decreased $16 million compared to the corresponding period in 2024 primarily driven by the $17 million Amended and Restated Term Loan prepayment in the prior year period.

Other Collateral Requirements

The NYS WCB requires security deposits related to self-insured workers’ compensation obligations, which security deposits are recalculated annually. Due to changes in 2019 to the manner in which the required security deposit is determined, the Company has been required to post additional collateral over the last several years. At December 31, 2022, the Company posted $75 million of collateral, representing 107% of the Company’s undiscounted actuarial workers’ compensation obligations. Effective May 1, 2023, the Company added New York to its existing workers compensation liability insurance policy and is no longer self-insured for future claims. As a result, the NYS WCB confirmed the Company will no longer be obligated to post any additional collateral. On July 1, 2025, the Company submitted a current actuarial report to the NYS WCB and requested a review of the collateral requirements. The NYS WCB confirmed no change in the collateral was required at this time.

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

In the third quarter of 2023, the Company deposited $68 million directly with the NYS WCB and cancelled the corresponding letter of credit supporting the associated liability. As of June 30, 2025, the Company had $45 million of surety bonds and $30 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $26 million of cash and the Company could be required to provide up to $19 million of cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 7.5% per annum and holders of the Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the Cash Interest Payment entirely in PIK for the next six quarterly interest payments. The Company elected to pay the Cash Interest Payment for the second quarter of 2025 entirely in PIK. In addition, until the second quarter of 2025, all dividends owed on the Series B Preferred Stock were declared and paid when due. No quarterly cash dividend was declared in the second quarter of 2025.

Series C Preferred Stock Exchange

On August 8, 2025, the Company issued 15,103,163 shares of common stock in exchange for all outstanding shares of Series C Preferred Stock, including accrued and unpaid dividends thereon (the “Series C Preferred Stock Exchange”), pursuant to a Series C Preferred Stock Exchange Agreement entered into with the Investor on August 8, 2025. The carrying value of the Series C Preferred Stock as of June 30, 2025 was $123 million. Following the completion of the Series C Preferred Stock Exchange, the Company had no outstanding shares of Series C Preferred Stock and the Company’s obligations with respect to the Series C Preferred Stock were fully discharged.

For additional information on the Series C Preferred Stock Exchange and related transactions, see Item 5(a) to this Quarterly Report on Form 10-Q.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $9 million to its non-U.S. defined benefit pension and postretirement benefit plans in the first six months of 2025. For the balance of 2025, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $5 million.

Capital Expenditures

Cash flows from investing activities included $24 million of capital expenditures for the six months ended June 30, 2025. Kodak expects approximately $30 million to $40 million of total capital expenditures for fiscal year 2025.

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

In addition, as a result of the Series C Preferred Stock Exchange the Investor’s voting power increased from 12.9% as of December 31, 2024 to 15.7% following the Series C Preferred Stock Exchange. As a result, the Investor may have a greater ability to influence future actions by the Company requiring shareholder approval. In addition, in connection with the Series C Preferred Stock Exchange the Investor was granted the right to nominate one member for election to the Company’s Board for so long as it holds at least 10% of the outstanding shares of common stock of the Company. For additional information on the Series C Preferred Stock Exchange and related transactions including the Board nomination right, see Item 5(a) to this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of unregistered securities during the quarter ended June 30, 2025

None.

(b)
Issuer purchases of equity securities during the quarter ended June 30, 2025

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
April 1 through 30, 2025	5,910	$6.50	N/A	N/A
May 1 through 31, 2025	71,001	$6.47	N/A	N/A
June 1 through 30, 2025	3,005	$5.81	N/A	N/A
Total	79,916	$6.45

(1)
These purchases were made to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.
(2)
Kodak does not have a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 Entry Into a Material Definitive Agreement” and "Item 3.02 – Unregistered Sales of Equity Securities” of Current Report on Form 8-K in lieu of filing a Form 8-K.

Entry Into a Material Agreement

Series C Preferred Stock Exchange Agreement

On August 8, 2025, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Exchange Agreement (the “Series C Exchange Agreement”) pursuant to which the Investor agreed to exchange (the “Series C Exchange”) 1,241,871 shares of the Company’s 5.0% Series C Convertible Preferred Stock, no par value (the “Series C Preferred Stock”), held by the Investor (such shares, the “Series C Exchange Shares”), which represents all of the outstanding shares of the Company’s Series C Preferred Stock, for a number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) equal to the aggregate liquidation preference of the Series C Exchange Shares of $124,187,100 plus any accrued and unpaid dividends thereon, divided by $8.25 per share (the “Exchange Rate”). The Exchange Rate represented a 16% premium over the last reported sale price of the Company’s Common Stock on August 7, 2025.

The Series C Exchange was consummated on August 8, 2025, in connection with which the Company issued 15,103,163 shares of Common Stock to the Investor in exchange for the Series C Exchange Shares and the accrued and unpaid dividends thereon in accordance with the terms of the Series C Exchange Agreement.

The Series C Exchange Agreement contains largely customary terms for private repurchases of preferred shares and private investments in public companies, including representations, warranties, covenants and closing conditions.

The Series C Exchange Agreement also provides for the Company to register for resale the shares of Common Stock issued pursuant to the Series C Exchange in accordance with the terms set forth in the Amended and Restated Registration Rights Agreement described further below.

The Series C Exchange Agreement also provides that, for so long as the Investor holds at least 10% of the Common Stock of the Company, the Company will, subject to certain customary conditions, nominate an individual designated by the Investor (who will initially be David P. Bonenzi) as a member of the Board at each annual or special meeting of the Company’s shareholders during such period.

The foregoing description of the Series C Exchange and the Series C Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Series C Exchange Agreement, a copy of which is attached as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

Amended and Restated Registration Rights Agreement

On August 8, 2025, in connection with the Series C Exchange, the Company entered into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Investor, which amends the existing Registration Rights Agreement, dated as of February 26, 2021 (the “Existing Registration Rights Agreement”), to require the Company to register for resale the shares of Common Stock issuable pursuant to the Series C Exchange in accordance with the terms of set forth in the Amended and Restated Registration Rights Agreement. The Amended and Restated Registration Rights Agreement supersedes the Existing Registration Rights Agreement, and includes customary terms and conditions, including certain customary indemnification obligations.

The foregoing description of the Amended and Restated Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Registration Rights Agreement, a copy of which is attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q.

Unregistered Sale of Equity Securities

The information contained above under the heading “Series C Preferred Stock Exchange Agreement” regarding the Series C Exchange and the issuance of Common Stock to the Series C Preferred Stockholder in connection with the Series C Exchange is incorporated into this section by reference. The repurchase and exchange of the Series C Preferred Stock and the offer and sale of the Common Stock pursuant to the Series C Exchange Agreement are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act.

(c) Rule 10b5-1 Trading Plans

On June 16, 2025, Roger W. Byrd, General Counsel, Secretary and Senior Vice President, adopted a Rule 10b5-1 trading arrangement (as defined under SEC rules) with respect to the potential exercise of vested stock options and the associated sale of up to 135,201 shares of Kodak common stock, subject to certain conditions, which plan commences on September 15, 2025 and expires on February 19, 2026 or upon the earlier completion of all authorized transactions under such plan.

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

(4.1)	Series C Preferred Stock Exchange Agreement, dated as of August 8, 2025, by and between Eastman Kodak Company and GO EK Ventures IV, LLC, filed herewith.

(4.2)	Amended and Restated Registration Rights Agreement, dated as of August 8, 2025, by and between Eastman Kodak Company and GO EK Ventures IV, LLC, filed herewith.

(10.1)

Second Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent (Incorporated by reference to Exhibit (10.3) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 as filed on May 8, 2025.)

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

EASTMAN KODAK COMPANY
(Registrant)

Date: August 11, 2025	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)