Form 10-Q
period 2025-09-30
EASTMAN KODAK CO
filed 2025-11-06
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

or

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

As of October 31, 2025, the Registrant had 96.4 million shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2025

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues
Sales	$229	$221	$665	$654
Services	40	40	114	123
Total revenues	269	261	779	777
Cost of revenues
Sales	174	185	532	534
Services	27	31	82	91
Total cost of revenues	201	216	614	625
Gross profit	68	45	165	152
Selling, general and administrative expenses	41	44	127	136
Research and development costs	7	8	25	25
Restructuring costs and other	1	1	12	6
Other operating income, net	—	—	—	(16)
Earnings (loss) from operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	19	(8)	1	1
Interest expense	18	14	47	44
Pension income excluding service cost component	(16)	(42)	(54)	(124)
Other charges (income), net	1	(1)	21	(2)
Earnings (loss) from operations before income taxes	16	21	(13)	83
Provision for income taxes	3	3	7	7
NET EARNINGS (LOSS)	$13	$18	$(20)	$76

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.08)	$0.16	$(0.55)	$0.73
Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(0.08)	$0.15	$(0.55)	$0.67

Number of common shares used in basic and diluted net (loss) earnings per share
Basic	89.8	80.3	83.8	80.0
Diluted	89.8	92.7	83.8	92.1

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
NET EARNINGS (LOSS)	$13	$18	$(20)	$76
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(2)	12	11	—
Pension and other postretirement benefit plan obligation activity, net of tax	98	(7)	10	(20)
Other comprehensive income (loss), net of tax	96	5	21	(20)
COMPREHENSIVE INCOME, NET OF TAX	$109	$23	$1	$56

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions, except per share data)	2025	2024
ASSETS
Cash and cash equivalents	$168	$201
Trade receivables, net of allowances of $8 and $7, respectively	146	138
Inventories, net	236	219
Other current assets	42	37
Total current assets	592	595
Property, plant and equipment, net of accumulated depreciation of $492 and $482, respectively	198	189
Goodwill	12	12
Intangible assets, net	17	20
Operating lease right-of-use assets	37	27
Restricted cash	95	92
Pension and other postretirement assets	1,054	989
Other long-term assets	70	77
TOTAL ASSETS	$2,075	$2,001

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$103	$120
Short-term borrowings and current portion of long-term debt	497	1
Current portion of operating leases	12	11
Other current liabilities	137	129
Total current liabilities	749	261
Long-term debt, net of current portion	10	466
Pension and other postretirement liabilities	216	197
Operating leases, net of current portion	30	21
Other long-term liabilities	209	197
Total liabilities	1,214	1,142

Commitments and Contingencies (Note 7)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	99	218

EQUITY
Common stock, $0.01 par value	1	—
Additional paid in capital	1,271	1,150
Treasury stock, at cost	(14)	(12)
Accumulated deficit	(413)	(393)
Accumulated other comprehensive loss	(83)	(104)
Total shareholders’ equity	762	641
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$2,075	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net (loss) earnings	$(20)	$76
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	21	21
Pension and postretirement income	(42)	(111)
Asset impairment	21	—
Paid-in-kind interest expense	36	17
Non-cash changes in workers' compensation and employee benefit reserves	—	1
Stock based compensation	4	5
Net gain from sale of assets	—	(17)
Provision for deferred income taxes	1	—
Decrease in trade receivables	—	52
Decrease (increase) in miscellaneous receivables	2	(6)
Increase in inventories	(12)	(25)
Decrease in trade payables	(15)	(1)
Decrease in liabilities excluding borrowings and trade payables	(22)	(39)
Other items, net	17	16
Total adjustments	11	(87)
Net cash used in operating activities	(9)	(11)
Cash flows from investing activities:
Additions to properties	(28)	(39)
Proceeds from sale of assets	5	17
Net cash used in investing activities	(23)	(22)
Cash flows from financing activities:
Net proceeds from ATM equity offering program	1	—
Repayment of Amended and Restated Term Loan Agreement	—	(17)
Preferred stock cash dividend payments	(2)	(3)
Treasury stock purchases	(2)	(1)
Net cash used in financing activities	(3)	(21)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(1)
Net decrease in cash, cash equivalents and restricted cash	(30)	(55)
Cash, cash equivalents and restricted cash, beginning of period	301	377
Cash, cash equivalents and restricted cash, end of period	$271	$322

Non-cash financing activities:
Series C preferred stock exchange to common stock	$124	$—

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Nine-Month Period Ending September 30, 2025
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218
Net loss	—	—	(7)	—	—	(7)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(75)	—	(75)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2025	$—	$1,149	$(400)	$(173)	$(13)	$563	$220
Net loss	—	—	(26)	—	—	(26)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	7	—	7	—
Pension and other postretirement liability adjustments	—	—	—	(13)	—	(13)	—
Preferred stock accrued cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2025	$—	$1,147	$(426)	$(179)	$(14)	$528	$222
Net earnings	—	—	13	—	—	13
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(2)	—	(2)	—
Pension and other postretirement liability adjustments	—	—	—	98	—	98	—
Common shares issued under ATM equity offering program		1	—	—	—	1	—
Preferred stock accrued cash dividends	—	(1)	—	—	—	(1)	—
Series C preferred stock exchange for common stock	1	123	—	—	—	124	(123)
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of September 30, 2025	$1	$1,271	$(413)	$(83)	$(14)	$762	$99

	Nine-Month Period Ending September 30, 2024
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	32	—	—	32	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(6)	—	(6)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Stock-based compensation	—	3	—	—	—	3	—
Equity (deficit) as of March 31, 2024	$—	$1,156	$(463)	$269	$(11)	$951	$212
Net earnings	—	—	26	—	—	26	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(6)	—	(6)	—
Pension and other postretirement liability adjustments	—	—	—	(7)	—	(7)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2024	$—	$1,154	$(437)	$256	$(12)	$961	$214
Net earnings	—	—	18	—	—	18	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	12	—	12	—
Pension and other postretirement liability adjustments	—	—	—	(7)	—	(7)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of September 30, 2024	$—	$1,152	$(419)	$261	$(12)	$982	$216

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

GOING CONCERN

As disclosed in the Company’s quarterly report on Form 10‐Q for the quarter ended June 30, 2025, Kodak had debt coming due within twelve months and its plans to adequately fund its debt obligations at that time were not solely within the Company’s control and therefore were not deemed “probable” under U.S. GAAP.

As of the date of issuance of these consolidated interim financial statements, the Company has extended the maturity dates of the Term Loans (defined below) and the L/C Facility Agreement (defined below). In addition, as of the date of issuance of these consolidated interim financial statements, Kodak has settled approximately $2.1 billion of pension obligations under the Kodak Retirement Income Plan (“KRIP”) and will transfer the remaining liabilities of approximately $15 million for missing participants to the Pension Benefit Guaranty Corporation (“PBGC”) by the end of November 2025. Upon completing the transfer of these remaining liabilities to the PBGC, all pension obligations under KRIP will be fully settled and the excess pension assets will be distributed to the Company and the Kodak Cash Balance Plan, given the authority of the Plan Sponsor (Kodak) to distribute such assets. Refer to Note 19, “Subsequent Events” for additional information on the amendments for the Term Loans and L/C Facility Agreement as well as the settlement of KRIP’s pension obligations.

Based on the actions completed by management, the Company will receive sufficient proceeds from the reversion of cash from KRIP to the Company in December 2025 to adequately fund the Company’s debt obligations required to be paid from such proceeds or otherwise maturing within twelve months as of the filing of this Form 10-Q. Therefore, the prior conditions that raised substantial doubt about Kodak’s ability to continue as a going concern, as disclosed in the Form 10-Q for the quarter ended June 30, 2025, have been resolved.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software to reflect the evolution of software development to using an incremental and iterative development method. Accordingly, the ASU removes all references in Subtopic 350-40 to prescriptive and sequential software development phases (or “project stages”), and requires an entity to start capitalizing software costs when both (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU may be applied using either a prospective, retrospective, or modified transition approach, and is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within such annual reporting periods (January 1, 2028 for Kodak). The Company is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$168	$201
Restricted cash reported in Other current assets	8	8
Restricted cash	95	92
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$271	$301

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities as of September 30, 2025 and December 31, 2024.

Restricted cash included $25 million and $29 million as of September 30, 2025 and December 31, 2024, respectively, representing the cash collateral required to be posted by the Company under the Amended and Restated L/C Facility Agreement, defined below. In addition, restricted cash as of September 30, 2025 and December 31, 2024 included $61 million and $55 million, respectively, primarily representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash also included $7 million and $6 million of security posted related to Brazilian legal contingencies as of September 30, 2025 and December 31, 2024, respectively.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2025	2024
Finished goods	$95	$90
Work in process	77	69
Raw materials	64	60
Total	$236	$219

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

On June 30, 2023, the Company and the Subsidiary Guarantors entered into an amendment (the “Term Loan Amendment”) to the Original Term Loan Credit Agreement (the Original Term Loan Credit Agreement, as amended and restated the “Amended and Restated Term Loan Credit Agreement”), with certain funds affiliated with KLIM as lenders (the “Term Loan Lenders”) and the Term Loan Agent. Subject to the terms and conditions of the Term Loan Amendment, the Term Loan Lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”).

On July 21, 2023, the Amended and Restated Term Loan Credit Agreement became effective and the Company completed its borrowing of the Term Loans. The Company received net proceeds of $435 million from the Term Loans which were used to (i) refinance the obligations under the Original Term Loan Credit Agreement, (ii) repay in full and terminate the commitments under the Company’s asset-based revolving credit facility made available pursuant to amendment No. 5 to the Amended and Restated Credit Agreement (the “2023 Amended ABL Credit Agreement") with the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, (iii) repay in full the Company’s outstanding 5.0% unsecured convertible promissory notes due May 28, 2026 (the "Convertible Notes") held by the Original Term Loan Lenders, (iv) pay certain fees and expenses related to the foregoing and the Amended and Restated L/C Facility Agreement (as defined below), (v) provide cash collateral in respect of the Amended and Restated L/C Facility Agreement, as described below, or other collateral obligations, and (vi) for general corporate purposes and working capital needs of the Company and its subsidiaries (a net amount of $29 million).

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

On May 7, 2025, the Company and the Subsidiary Guarantors entered into the Second Amendment to the Amended and Restated Term Loan Credit Agreement (the “May 2025 Term Loan Credit Agreement Amendment”). The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the Cash Interest Payment entirely in PIK for the next six quarterly interest payments. In addition, the May 2025 Term Loan Credit Agreement Amendment revises the mandatory prepayment provisions under the Amended and Restated Term Loan Credit Agreement requiring Kodak to use 100% of the net cash proceeds from certain transactions to prepay Term Loans until the amount of the Term Loans is reduced to $200 million and, thereafter, to use 50% of the net cash proceeds to prepay Term Loans until the amount of the Term Loans is reduced to $100 million, in each case plus a 1% prepayment fee. The Company elected to pay the Cash Interest Payment for the second and third quarters of 2025 entirely in PIK.

On November 4, 2025, the Company and the Subsidiary Guarantors entered into the Third Amendment to the Amended and Restated Credit Agreement with the Term Loan Lenders and the Term Loan Agent which, among other things, modified the maturity date of the Term Loans. Refer to Note 19, “Subsequent Events” for additional information.

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

Approximately $24 million and $27 million letters of credit were issued under the Amended and Restated L/C Facility Agreement as of September 30, 2025 and December 31, 2024, respectively. The balance on deposit in the L/C Cash Collateral account as of September 30, 2025 and December 31, 2024 was approximately $25 million and $29 million, respectively.

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

On November 4, 2025, the Company and the Subsidiary Guarantors entered into Amendment No. 4 to the L/C Facility Agreement with the L/C Lenders and Bank of America, N.A. which, among other things, modified the maturity date of the facility. Refer to Note 19, “Subsequent Events” for additional information.

NOTE 5: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	September 30,	December 31,
(in millions)	2025	2024
Series B preferred stock	$99	$98
Series C preferred stock	—	120
Total	$99	$218

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

Dividend and Other Rights

The Series B Preferred Stock has a liquidation preference of $100 per share, and the holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. Until the second quarter of 2025, all dividends owed on the Series B Preferred Stock were declared and paid when due. No quarterly cash dividends were declared in the second and third quarters of 2025. If dividends on any Series B Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of the Series B Preferred Stock will be entitled to nominate one director at the next annual shareholder meeting and all subsequent shareholder meetings until all accumulated dividends on such Series B Preferred Stock have been paid or set aside.

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

The carrying value of the Series B Preferred Stock embedded derivative as of both September 30, 2025 and December 31, 2024 was a liability of less than $1 million and is included in Other current liabilities at September 30, 2025 and in Other long-term liabilities at December 31, 2024 in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series B Preferred Stock is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

Series C Preferred Stock

On February 26, 2021, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate of 1,000,000 shares of the Company’s newly created 5.0% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”), for a purchase price of $100 per share, representing $100 million of gross proceeds to the Company. The Investor is a fund managed by Grand Oaks Capital. The Company classified the Series C Preferred Stock as temporary equity in the Consolidated Statement of Financial Position. If any shares of Series C Preferred Stock had not been converted prior to May 28, 2026, the Company would have been required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends thereon; provided that the holders of the Series C Preferred Stock had the right to extend such redemption date by up to two years.

Conversion Features

Each share of Series C Preferred Stock was convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion price of $10 per share of Common Stock. The initial conversion price and the corresponding conversion rate were subject to certain customary anti-dilution adjustments and to proportional increase in the event the liquidation preference of the Series C Preferred Stock was automatically increased. If a holder elected to convert any shares of Series C Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series C Certificate of Designations), such holder could have elected to have the conversion rate adjusted and could have elected to receive a cash payment in lieu of shares for a portion of the shares of Common Stock. Such holder would have also be entitled to a payment in respect of accumulated dividends and a payment based on the present value of all required remaining dividend payments through May 28, 2026, the mandatory redemption date. Such additional payments would have been payable at the Company’s option in cash or in additional shares of Common Stock. In addition, the Company had the right to require holders to convert any shares of Series C Preferred Stock in connection with certain reorganization events in which case the conversion rate would have been adjusted, subject to certain limitations.

The Company had the right to cause the mandatory conversion of the Series C Preferred Stock into shares of Common Stock (i) at any time after February 26, 2023 if the closing price of the Common Stock had equaled or exceeded 200% of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days, or (ii) at any time after February 26, 2024 if the closing price of the Common Stock had equaled or exceeded 150% of the then-effective conversion price for 45 trading days within a period of 60 consecutive trading days.

Dividend and Other Rights

The Series C Preferred Stock had a liquidation preference of $100 per share, and the holders of Series C Preferred Stock were entitled to cumulative dividends payable quarterly “in‐kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum. All dividends owed on the Series C Preferred Stock had been declared and additional Series C shares were issued when due. Holders of the Series C Preferred Stock were also entitled to participate in any dividends paid on the Common Stock (other than stock dividends) on an as-converted basis, with such dividends on any shares of the Series C Preferred Stock being payable upon conversion of such shares of Series C Preferred Stock to Common Stock.

Embedded Conversion Features

The Company concluded that the Series C Preferred Stock was more akin to a debt-type instrument and that the economic characteristics and risks of the conversion option upon a fundamental change by the holder was not considered clearly and closely related to the Series C Preferred Stock. Accordingly, this embedded conversion feature was bifurcated from the Series C Preferred Stock and separately accounted for as a derivative. The Company allocated $2 million of the net proceeds received to the derivative liability based on the aggregate fair value of the embedded conversion features on the dates of issuance which reduced the original carrying value of the Series C Preferred Stock.

The conversion option upon a fundamental change embedded derivative value at issuance was calculated as the difference between the total value of the Series C Preferred Stock and the sum of the net present value of the cash flows if the Series C Preferred Stock had been redeemed on its redemption date and the values of other embedded derivatives. Other than events which alter the likelihood of a fundamental change, the value of the conversion option upon a fundamental change embedded derivative reflected the value as of the issuance date, amortized for the passage of time. The derivative amortization had been reported in Other charges (income), net in the Consolidated Statement of Operations. At the time of the Series C Preferred Stock Exchange, (as defined below), the remaining liability of less than $1 million was written off.

The carrying value of the Series C Preferred Stock embedded derivative both at the time of the Series C Preferred Stock Exchange and as of December 31, 2024, was a liability of less than $1 million and was included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The carrying value of the Series C Preferred Stock was being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

Series C Preferred Stock Exchange

On August 8, 2025, the Company and the Investor entered into a Series C Preferred Stock Exchange Agreement (the “Series C Exchange Agreement”) pursuant to which the Investor agreed to exchange (the “Series C Preferred Stock Exchange”) 1,241,871 shares of the Company’s Series C Preferred Stock, held by the Investor (such shares, the “Series C Exchange Shares”), which represented all of the outstanding shares of the Company’s Series C Preferred Stock, for a number of shares of the Company’s common stock equal to the aggregate liquidation preference of the Series C Exchange Shares of $124,187,100 plus any accrued and unpaid dividends thereon, at an exchange rate of $8.25 per share.

The Series C Preferred Stock Exchange was consummated on August 8, 2025 (the "Exchange Date"), in connection with which the Company issued 15,103,163 shares of Common Stock to the Investor in exchange for the Series C Exchange Shares and the accrued and unpaid dividends thereon in accordance with the terms of the Series C Exchange Agreement. The carrying value of the Series C Preferred Stock as of the Exchange Date approximated $123 million. The fair value of the common stock issued approximated $106 million, which exceeded the fair value of common stock issuable pursuant to the conversion terms of the Purchase Agreement by $19 million. This amount was recorded as a deemed dividend to Additional paid in capital in the Consolidated Statement of Financial Position. Following the completion of the exchange, the Company’s obligations with respect to the Series C Preferred Stock were fully discharged.

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

NOTE 6: LEASES

Income recognized on operating lease arrangements for the three and nine months ended September 30, 2025 and 2024 is presented below. Income recognized for sales-type lease arrangements for the three and nine months ended September 30, 2025 was $1 million and $2 million, respectively. Income recognized for sales-type lease arrangements for the three and nine months ended September 30, 2024 was less than $1 million and $1 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Lease income - operating leases:
Lease income	$2	$3	$7	$7
Variable lease income	1	1	4	4
Total lease income	$3	$4	$11	$11

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company had outstanding letters of credit of $24 million issued under the Amended and Restated L/C Facility Agreement as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $47 million, and restricted cash of $103 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2025, Kodak’s Brazilian operations maintained accruals of approximately $5 million for claims aggregating approximately $93 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of September 30, 2025, Kodak’s Brazilian operations have posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $39 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024. On September 29, 2025, the Notary Register Office confirmed the cancellation of the lien on Brazilian non-cash assets. Recognition of the enrollment by the IRS is in process and Kodak expects the process to be completed within the next several months.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2024 to September 30, 2025, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2024	$12
New extended warranty and maintenance arrangements deferred	42
Recognition of extended warranty and maintenance arrangement revenue	(40)
Deferred revenue on extended warranties as of September 30, 2025	$14

NOTE 9: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
September 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$120	$8	$—	$—	$128
Ongoing service arrangements	38	—	—	—	38
Total annuities	158	8	—	—	166
Equipment & software	19	—	—	—	19
Film and chemicals	—	74	—	—	74
Total Core	177	82	—	—	259
Other (3)	—	—	6	4	10
Total	$177	$82	$6	$4	$269

Nine Months Ended
September 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products (1)
Plates, inks and other consumables	$363	$21	$—	$—	$384
Ongoing service arrangements	109	—	—	—	109
Total annuities	472	21	—	—	493
Equipment & software	48	—	—	—	48
Film and chemicals	—	208	—	—	208
Total Core	520	229	—	—	749
Growth products (2)	—	2	—	—	2
Other (3)	—	—	16	12	28
Total	$520	$231	$16	$12	$779

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

(3) Other consists of Intellectual Property Licensing ("IP Licensing") within the Advanced Materials and Chemicals segment, Brand

Licensing and Eastman Business Park.

Geography (1):

Three Months Ended
September 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$60	$61	$6	$4	$131
Canada	7	—	—	—	7
North America	67	61	6	4	138
Europe, Middle East and Africa	70	9	—	—	79
Asia Pacific	35	11	—	—	46
Latin America	5	1	—	—	6
Total	$177	$82	$6	$4	$269

Nine Months Ended
September 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$171	$174	$16	$12	$373
Canada	14	1	—	—	15
North America	185	175	16	12	388
Europe, Middle East and Africa	211	24	—	—	235
Asia Pacific	112	31	—	—	143
Latin America	12	1	—	—	13
Total	$520	$231	$16	$12	$779

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at both September 30, 2025 and December 31, 2024 was $5 million, and was reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at September 30, 2025 and December 31, 2024 was $98 million and $92 million, respectively, of which $45 million and $35 million, respectively, was reported in Other current liabilities and $53 million and $57 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three and nine months ended September 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the period was $9 million and $26 million, respectively, in 2025 and $9 million and $29 million, respectively, in 2024 and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities as of September 30, 2025 included $21 million and $32 million of cash payments received during the three and nine months ended September 30, 2025, respectively. Contract liabilities as of September 30, 2024 included $17 million and $24 million of cash payments received during the three and nine months ended September 30, 2024, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2025, there was approximately $86 million of unrecognized revenue from unsatisfied performance obligations. Approximately 5% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2025, 15% in each of 2026 , 2027 and 2028 and 50% thereafter.

NOTE 10: OTHER OPERATING INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Gain on sale of assets (1)	$—	$—	$—	$(17)
Other	—	—	—	1
Total	$—	$—	$—	$(16)

(1) In the first quarter of 2024, Kodak sold certain assets in the U.S. and recognized a gain of $17 million.

NOTE 11: OTHER CHARGES (INCOME), NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Interest income	$(4)	$(2)	$(7)	$(9)
Loss on foreign exchange transactions	3	1	9	7
Asset impairment (1)	4	—	21	—
Other	(2)	—	(2)	—
Total	$1	$(1)	$21	$(2)

(1)
During the second quarter of 2025, Kodak recorded an impairment charge of $17 million related to its investment in Wildcat Discovery Technologies, Inc. (“Wildcat”) due to the strategic options and alternatives being contemplated by Wildcat as a result of the current economic environment. The fair value of Kodak’s investment in Wildcat was estimated using a probability weighted assessment of the various options being considered under a combination of market and income approaches (Level 3). With respect to an observable transaction for a similar investment that occurred in October 2025, Kodak recorded an additional impairment charge of $4 million related to its investment in Wildcat during the third quarter of 2025. The fair value of Kodak's investment in Wildcat was estimated using a market approach (Level 3). The carrying value of Kodak’s investment in Wildcat as of September 30, 2025 approximated $4 million.

NOTE 12: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Earnings (loss) from operations before income taxes	$16	$21	$(13)	$83
Effective tax rate	18.8%	14.3%	(53.8)%	8.4%
Provision for income taxes	3	3	7	7
Provision (benefit) for income taxes at U.S. statutory tax rate	3	4	(3)	17
Difference between tax at effective vs. statutory rate	$—	$(1)	$10	$(10)

For the three and nine months ended September 30, 2025, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the jurisdictional mix of earnings (2) the movement of valuation allowances associated with changes in net deferred tax assets from current earnings and losses and (3) a provision associated with foreign withholding taxes on undistributed earnings.

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

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Many participating countries enacted changes which took effect in 2024. Following the review of the relevant tax law changes introduced through Pillar 2 implementation, Kodak determined that these new regulations did not have a material impact to its tax provision for the three and nine months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on Kodak's financial statements for the three and nine months ended September 30, 2025, and Kodak is still assessing the potential impact on future periods.

NOTE 13: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$—	$—	$3	$—	$3	$1	$10	$1
Interest cost	23	4	27	5	74	12	82	14
Expected return on plan assets	(42)	(4)	(62)	(5)	(128)	(14)	(187)	(14)
Amortization of:
Prior service cost	3	—	3	—	9	—	9	—
Actuarial (gain) loss	—	—	(9)	1	(7)	1	(28)	1
Net pension (income) expense before special termination benefits and settlements	(16)	—	(38)	1	(49)	—	(114)	2
Special termination benefits (1)	—	—	—	—	2	—	1	—
Settlement gain (2)	(1)	—	—	—	(1)	—	—	—
Net pension (income) expense from major plans	(17)	—	(38)	1	(48)	—	(113)	2
Other plans	3	—	—		6	—	—	1
Total net pension (income) expense	$(14)	$—	$(38)	$1	$(42)	$—	$(113)	$3

(1) The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in

Restructuring costs and other in the Consolidated Statement of Operations for that period.

(2)
The settlement gain was the result of lump sum payments from KRIP and the transfer to the insurer of all obligations and responsibilities associated with an existing annuitized obligation.

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

During the three months ended March 31, 2025, Kodak concluded that it was probable that the criteria for settlement accounting for KRIP would be met in 2025 as the projected cost of all settlements would exceed the sum of the service cost and interest cost components of net periodic pension cost for the year. As a result, Kodak applied settlement accounting and remeasured KRIP for each quarterly period in 2025.

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

The September 30, 2025 remeasurement resulted in a net actuarial gain of $96 million, comprised of an actuarial gain associated with asset returns of $20 million, and an actuarial gain associated with the PBO of $76 million. The asset actuarial gain was driven by the positive effect of lower long-term interest rates on the plan’s bond portfolio. The PBO actuarial gain was driven by favorable changes in the termination assumptions of $104 million related to finalization of the purchase of an annuity contract and the timing of lump sum payments, partially offset by a loss of $21 million due to lower discount rates and $7 million due to demographic experience. The discount rate assumption used in the September 30, 2025 remeasurement was 5.03% and the expected rate of return on plan assets assumption was reduced from the rate used at December 31, 2024 to 3.80% to reflect the plan’s current asset class allocation. The impacts from settlement accounting during the third quarter of 2025 resulted in a settlement gain of $1 million.

Refer to Note 19, “Subsequent Events” for additional information on the KRIP termination.

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

A reconciliation of the amounts used to calculate basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net earnings (loss)	$13	$18	$(20)	$76
Less: Series B Preferred stock cash and accrued dividends	(1)	(1)	(3)	(3)
Less: Series C Preferred stock in-kind dividends	—	(2)	(3)	(5)
Less: Series C Preferred stock exchange to common stock deemed dividend	(19)	—	(19)	—
Less: Preferred stock deemed dividends	—	—	(1)	(1)
Less: Earnings attributable to Series C Preferred shareholders	—	(2)	—	(9)
Net (loss) earnings available to common shareholders - basic	$(7)	$13	$(46)	$58

Effect of dilutive securities:
Add back: Series B preferred stock cash, accrued and deemed dividends	$—	$1	$—	$4
Net (loss) earnings available to common shareholders - diluted	$(7)	$14	$(46)	$62

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of shares)	2025	2024	2025	2024
Weighted averages shares - basic	89.8	80.3	83.8	80.0
Effect of dilutive securities
Unvested restricted stock units	—	1.7	—	1.6
Employee stock options	—	1.2	—	1.0
Series B Preferred Stock	—	9.5	—	9.5
Weighted average shares — diluted	89.8	92.7	83.8	92.1

As a result of the net loss available to common shareholders for the three and nine months ended September 30, 2025, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the three months ended September 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.5 million unvested restricted stock units and the assumed exercise of 1.7 million stock options. For the nine months ended September 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.6 million unvested restricted stock units and the assumed exercise of 1.7 million stock options.

The computation of diluted earnings per share for the three and nine months ended September 30, 2025 excluded the impact of (1) the assumed conversion of 1.0 million shares of Series B Preferred Stock and (2) the assumed exercise of 1.7 million outstanding employee stock options because the effects would have been anti-dilutive.

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

Common Stock

As of September 30, 2025 and December 31, 2024, there were 96.4 million and 80.5 million shares of common stock outstanding, respectively.

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

During the third quarter of 2025, the Company sold 200,000 shares pursuant to the Sales Agreement for net proceeds of approximately $1 million.

Preferred Stock

Series B Preferred stock issued and outstanding as of both September 30, 2025 and December 31, 2024 consisted of 1.0 million shares.

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

Series C Preferred stock issued and outstanding as of December 31, 2024 consisted of 1.2 million shares.

Treasury Stock

Treasury stock consisted of approximately 1.5 million and 1.3 million shares as of September 30, 2025 and December 31, 2024, respectively.

NOTE 16: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss) by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Currency translation adjustments
Currency translation adjustments	$(2)	$12	$11	$—

Pension and other postretirement benefit plan changes
Newly established net actuarial gain	96	—	10	—
Tax provision	—	—	—	—
Newly established net actuarial gain, net of tax	96	—	10	—
Reclassification adjustments:
Amortization of prior service cost (1)	3	2	8	8
Amortization of actuarial gains (1)	—	(9)	(7)	(28)
Recognition of gains due to settlements (1)	(1)	—	(1)	—
Total reclassification adjustments	2	(7)	—	(20)
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	2	(7)	—	(20)
Pension and other postretirement benefit plan changes, net of tax	98	(7)	10	(20)
Other comprehensive income (loss)	$96	$5	$21	$(20)

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

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; interest expense; other operating income, net and other (charges) income, net.

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

Segment Revenues, Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in millions)
Print:
Revenues from external customers	$177	$182	$520	$550
Cost of revenues	138	154	422	446
Selling, general and administrative expenses	28	32	92	99
Research and development expenses	3	5	11	14
Operational EBITDA	8	(9)	(5)	(9)

Advanced Materials and Chemicals:
Revenues from external customers	82	71	231	203
Cost of revenues	55	53	166	154
Selling, general and administrative expenses	8	9	25	25
Research and development expenses	3	3	9	9
Operational EBITDA	16	6	31	15

Brand:
Revenues from external customers	6	5	16	13
Selling, general and administrative expenses	1	1	2	2
Operational EBITDA	5	4	14	11

Total Operational EBITDA for Reportable Segments	29	1	40	17
All Other Operational EBITDA	1	1	1	2
Depreciation and amortization	(7)	(8)	(21)	(21)
Restructuring costs and other	(1)	(1)	(12)	(6)
Stock-based compensation	(1)	(1)	(4)	(5)
Consulting and other costs (1)	(1)	—	—	(1)
Idle costs (2)	(1)	—	(3)	(1)
Other operating income, net (3)	—	—	—	16
Interest expense (3)	(18)	(14)	(47)	(44)
Pension income excluding service cost component (3)	16	42	54	124
Other (charges) income, net (3)	(1)	1	(21)	2
Consolidated earnings (loss) from continuing operations before income taxes	$16	$21	$(13)	$83

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the nine months ended September 30, 2025 representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.
(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.
(3)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Total Reportable Segment Revenues	$265	$258	$767	$766
All Other Revenues	4	3	12	11
Total Consolidated Revenues	$269	$261	$779	$777

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended September 30, 2025 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended September 30, 2025 impacted gross profit by approximately $1 million. There was no change in employee benefit reserves for the nine months ended September 30, 2025.

Kodak increased employee benefit reserves by approximately $2 million and $1 million in the three and nine months ended September 30, 2024, respectively. The increase in employee benefits reserves in the three months ended September 30, 2024 was primarily due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three months ended September 30, 2024 impacted gross profit and selling, general and administrative expenses ("SG&A") by approximately $1 million each. The increase in reserves in the nine months ended September 30, 2024 did not have a significant impact on gross profit, R&D or SG&A.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Intangible asset amortization expense from continuing operations:	2025	2024	2025	2024
Print	$1	$1	$3	$3
Total	$1	$1	$3	$3

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Depreciation expense from continuing operations:	2025	2024	2025	2024
Print	$3	$4	$11	$12
Advanced Materials and Chemicals	2	2	6	5
All Other	1	1	1	1
Total	$6	$7	$18	$18

(in millions)	September 30,	December 31,
Long-lived assets located in: (1)	2025	2024
The United States	$147	$143
Europe, Middle East and Africa	5	5
Asia Pacific	4	5
Canada and Latin America	42	36
Non-U.S. countries total (2)	51	46
Total	$198	$189

(1) Long-lived assets are comprised of property, plant and equipment, net.

(2) Of the total non-U.S. property, plant and equipment as of September 30, 2025, $40 million was located in Brazil. Of the total

non-U.S. property, plant and equipment as of December 31, 2024, $35 million was located in Brazil.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other charges (income), net in the Consolidated Statement of Operations). The notional amount of such contracts open at September 30, 2025 and December 31, 2024 was approximately $221 million and $251 million, respectively. The majority of the contracts of this type held by Kodak as of September 30, 2025 and December 31, 2024 are denominated in Chinese renminbi, Japanese yen and euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net loss (gain) from derivatives not designated as hedging instruments	$2	$(6)	$(3)	$4

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2025 and 2024.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of September 30, 2025 and December 31, 2024 was less than $1 million and $0 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of September 30, 2025 and December 31, 2024 was $1 million and $3 million, respectively.

Short-term debt (Level 2 fair value measurements) includes the Term Loans at September 30, 2025 for which the fair value is determined by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of short-term borrowings were $412 million and $1 million at September 30, 2025 and December 31, 2024, respectively.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available. The fair values of long-term borrowings were $10 million and $436 million at September 30, 2025 and December 31, 2024, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both September 30, 2025 and December 31, 2024.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2025.

NOTE 19: SUBSEQUENT EVENTS

KRIP Termination:

On October 21, 2025, the annuity obligations with respect to all KRIP annuitants (approximately 27,000 participants and beneficiaries) representing approximately $1.8 billion of pension obligation was transferred to Metropolitan Tower Life Insurance Company through the purchase of a group annuity contract, the premium for which was funded directly and solely by the assets of KRIP. In addition, on October 1, 2025, KRIP settled approximately $76 million of pension obligations through lump-sum payments to deferred vested participants and on October 31, 2025, KRIP settled approximately $157 million of pension obligations through lump-sum payments to active participants. KRIP will transfer the remaining liabilities of approximately $15 million for missing participants and the appropriate level of assets to the PBGC missing program by the end of November 2025. Accordingly, as of the date of filing of this Form 10-Q, substantially all of the pension obligations under KRIP have been fully settled and the excess pension assets will be distributed to the Company and the Kodak Cash Balance Plan. This distribution is currently expected to take place in December 2025.

Term Loan Credit Agreement Amendment:

On November 4, 2025, the Company and the Subsidiary Guarantors entered into the Third Amendment to the Amended and Restated Credit Agreement (the “November 2025 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent. The November 2025 Term Loan Credit Agreement Amendment (i) modified the maturity date of the Term Loans to be August 15, 2028, (ii) eliminated the mandatory prepayment obligation requiring Kodak to use 50% of the net cash proceeds from certain transactions to prepay Term Loans below $200 million, (iii) provided the Company the option to prepay the Term Loans after May 15, 2026 with cash proceeds from certain transactions plus a 4% prepayment fee, (iv) removed limitations on restricted payments on the repurchase or redemption of the Series B Preferred Stock subject to certain restrictions and (v) removed the requirement to include reversion proceeds not used to prepay Term Loans in the calculation of Excess Cash Flow as defined in the Amended and Restated Term Loan Credit Agreement.

Letter of Credit Facility Agreement:

On November 4, 2025, the Company and the Subsidiary Guarantors entered into Amendment No. 4 to the Letter of Credit Facility Agreement (the “November 2025 L/C Facility Amendment”) with the L/C Lenders and Bank of America, N.A. The November 2025 L/C Facility Amendment (i) modified the maturity date of the facility to be May 17, 2028, the date that is 90 days prior to the maturity date of the Term Loans and (ii) removed limitations on restricted payments on the repurchase or redemption of the Series B Preferred Stock subject to certain restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or outcomes, or timing of actual results or outcomes, to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events, results or outcomes, or their timing, to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024 ("2024 Form 10-K") under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10-Q and the Company’s quarterly reports on Form 10‐Q for the quarters ended March 31, 2025 and June 30, 2025, and in other filings the Company makes with the SEC from time to time, as well as the following:

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
•
The timing and final amount of reversion proceeds actually received by Kodak from the liquidation of KRIP;
•
Kodak’s ability to fund continued investments, capital needs and collateral requirements and to service its debt and Series B Preferred Stock;
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

Consolidated revenues in the three and nine months ended September 30, 2025 were $269 million and $779 million, respectively, increases of $8 million (3%) and $2 million (0%), respectively, when compared to the three and nine months ended September 30, 2024. Currency fluctuations had a favorable impact on revenues in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 ($4 million and $6 million, respectively).

Print revenues in the three and nine months ended September 30, 2025 were $177 million and $520 million, respectively, decreases of $5 million (3%) compared to the prior year quarter and $30 million (5%) compared to the prior year-to-date period. Print revenues accounted for 66% and 67% of Kodak’s total revenues for the three and nine months ended September 30, 2025, respectively. Advanced Materials and Chemicals revenues in the three and nine months ended September 30, 2025 were $82 million and $231 million, respectively, increases of $11 million (15%) compared to the prior year quarter and $28 million (14%) compared to the prior year-to-date period.

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

The U.S. government imposed new tariffs on a range of imported goods, including aluminum, steel and certain raw materials and component parts used in Kodak’s manufacturing and supply chain. The tariffs imposed have resulted in increased manufacturing costs which the Company has been able to largely mitigate through pricing actions, supplier negotiations and other cost savings measures. As a result of these actions, the tariffs that have been enacted or expanded by the U.S. did not have a material adverse effect on Kodak’s operations, financial condition or cash flows for the nine months ended September 30, 2025.

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2024, 2023 and 2022), and there were no material impacts to the consolidated results of operations for the nine months ended September 30, 2025 from the wind-down activities.

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
o
EV/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak utilizes its pilot coating facility to conduct development of coated electrodes for a variety of battery, fuel cell, and solar film companies as well as low volume manufacturing of electrodes. On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. ("Wildcat"), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery. During the second quarter of 2025, Kodak recorded an impairment charge of $17 million to its Wildcat investment due to strategic options and alternatives being contemplated by Wildcat due to the current economic environment at that time. With respect to an observable transaction for a similar investment that occurred in October 2025, Kodak recorded an additional impairment charge of $4 million related to its investment in Wildcat during the third quarter of 2025. Wildcat continues to explore and assess various options and alternatives which may further impact the value of Kodak's investment or dilute Kodak's ownership in Wildcat. Kodak also entered into an agreement to provide coating and engineering services in collaboration with Wildcat to develop and scale film coating technologies. Wildcat has granted Kodak certain rights to negotiate a production or licensing arrangement with Wildcat when and if Wildcat’s technology reaches commercial readiness. Kodak has utilized an existing production coating facility to manufacture coated substrates for EV cell assembly. Kodak is evaluating expansion or enhancement of this facility to serve a wider variety of production level customers.
o
Reagent Manufacturing - Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated Key Starting Materials for pharmaceutical products, to implement an expansion into manufacturing Diagnostic Test Reagent solutions. Kodak has completed construction of a Current Good Manufacturing Practice ("cGMP") lab and manufacturing facility at EBP and is now certified to manufacture reagents for healthcare applications.
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

RESULTS OF OPERATIONS

2025 COMPARED TO 2024

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of	$		% of		% of	$
(dollars in millions)	2025	Sales	2024	Sales	Change	2025	Sales	2024	Sales	Change
Revenues	$269		$261		$8	$779		$777		$2
Cost of revenues	201		216		(15)	614		625		(11)
Gross profit	68	25%	45	17%	23	165	21%	152	20%	13
Selling, general and administrative expenses	41	15%	44	17%	(3)	127	16%	136	18%	(9)
Research and development costs	7	3%	8	3%	(1)	25	3%	25	3%	—
Restructuring costs and other	1	0%	1	0%	—	12	2%	6	1%	6
Other operating income, net	—	0%	—	0%	—	—	0%	(16)	(2)%	16
Earnings (loss) from operations before interest expense, pension income excluding service cost component, other charges (income), net and income taxes	19	7%	(8)	(3)%	27	1	0%	1	0%	—
Interest expense	18	7%	14	5%	4	47	6%	44	6%	3
Pension income excluding service cost component	(16)	(6)%	(42)	(16)%	26	(54)	(7)%	(124)	(16)%	70
Other charges (income), net	1	0%	(1)	(0)%	2	21	3%	(2)	(0)%	23
Earnings (loss) from operations before income taxes	16	6%	21	8%	(5)	(13)	(2)%	83	11%	(96)
Provision for income taxes	3	1%	3	1%	—	7	1%	7	1%	—
NET EARNINGS (LOSS)	$13	5%	$18	7%	$(5)	$(20)	(3)%	$76	10%	$(96)

Revenue

Current Quarter

For the three months ended September 30, 2025 revenues increased $8 million compared with the same period in 2024, primarily driven by improved pricing in Print ($9 million) and Advanced Materials and Chemicals ($5 million), favorable foreign currency fluctuations ($4 million) and higher volume in Advanced Materials and Chemicals ($5 million) and Brand ($1 million), partially offset by a decline in Print volume ($16 million). See segment discussions for additional details.

Year-to-Date

For the nine months ended September 30, 2025 revenues increased $2 million compared with the same period in 2024, primarily driven by improved pricing in Advanced Materials and Chemicals ($19 million) and Print ($17 million), higher volume in Advanced Materials and Chemicals ($8 million) and Brand ($3 million) and favorable foreign currency fluctuations ($6 million), partially offset by lower Print volumes ($52 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2025 improved $23 million compared with the same period in 2024, primarily due to improved pricing in Print ($7 million) and Advanced Materials and Chemicals ($5 million), inventory reserve adjustment in Electrophotographic Printing Solutions ("EPS") recorded in the prior year period ($4 million), lower aluminum costs ($3 million), higher volume in Advanced Materials and Chemicals ($2 million), Print ($1 million) and Brand ($1 million), net change in employee benefit reserves ($2 million) and favorable foreign currency fluctuations ($1 million). These favorable impacts were partially offset by higher manufacturing costs in Print ($3 million). See segment discussions for additional details.

Year-to-Date

Gross profit for the nine months ended September 30, 2025 improved $13 million compared with the same period in 2024, primarily due to improved pricing in Advanced Materials and Chemicals ($17 million) and Print ($15 million), inventory reserve adjustment in

EPS recorded in the prior year period ($4 million), higher volume in Brand ($3 million), net change in employee benefit reserves ($1 million) and favorable foreign currency fluctuations ($1 million). These favorable impacts were partially offset by higher aluminum costs ($9 million), higher manufacturing costs in Print ($10 million) and Advanced Materials and Chemicals ($3 million), and a decline in Print volume ($5 million) and Advanced Materials and Chemicals ($1 million).

Selling, General and Administrative Expenses

Current Quarter

Consolidated selling and general administrative expenses ("SG&A") decreased $3 million in the three months ended September 30, 2025 compared to the prior year period due to a decline in selling and administrative costs ($2 million) related to lower costs associated with litigation matters as compared to the prior year.

Year-to-Date

Consolidated SG&A decreased $9 million in the nine months ended September 30, 2025 compared to the prior year period due to a decline in selling and administrative costs ($6 million) related to lower spending on organizational structure changes compared to the prior year period, along with a decline in consulting and project costs ($1 million) primarily related to an insurance reimbursement received in the second quarter of 2025 and a decline in equity compensation costs ($1 million).

Research and Development Costs

Consolidated R&D expenses in the three and nine months ended September 30, 2025 remained relatively flat as compared to the prior year periods.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component in the three and nine months ended September 30, 2025 decreased $26 million and $70 million, respectively, compared to the prior year periods due to lower expected return on assets for the Kodak Retirement Income Plan ("KRIP") as a result of the change in investment strategy in 2024. Refer to Note 13, "Retirement Plans and Other Postretirement Benefits".

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

Brand: The Brand segment contains the brand licensing business.

All Other: All Other is comprised of the operations of the Eastman Business Park, a more than 1,200-acre technology center and industrial complex.

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Print	$177	$182	$520	$550
Advanced Materials and Chemicals	82	71	231	203
Brand	6	5	16	13
Total of reportable segments	265	258	767	766
All Other revenues	4	3	12	11
Consolidated total	$269	$261	$779	$777

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents consolidated earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; other operating income, net and other (charges) income, net.

Segment Operational EBITDA and Consolidated Earnings (Loss) from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Print	$8	$(9)	$(5)	$(9)
Advanced Materials and Chemicals	16	6	31	15
Brand	5	4	14	11
All other	1	1	1	2
Depreciation and amortization	(7)	(8)	(21)	(21)
Restructuring costs and other	(1)	(1)	(12)	(6)
Stock based compensation	(1)	(1)	(4)	(5)
Consulting and other costs (1)	(1)	—	—	(1)
Idle costs (2)	(1)	—	(3)	(1)
Other operating income, net (3)	—	—	—	16
Interest expense (3)	(18)	(14)	(47)	(44)
Pension income excluding service cost component (3)	16	42	54	124
Other (charges) income, net (3)	(1)	1	(21)	2
Consolidated earnings (loss) from operations before income taxes	$16	$21	$(13)	$83

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the nine months ended September 30, 2025 representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.
(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.
(3)
As reported in the Consolidated Statement of Operations.

Kodak decreased employee benefit reserves by approximately $1 million in the three months ended September 30, 2025 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended September 30, 2025 impacted gross profit by approximately $1 million. There was no change to employee benefit reserves in the nine months ended September 30, 2025.

Kodak increased employee benefit reserves by approximately $2 million and $1 million in the three and nine months ended September 30, 2024, respectively. The increase in employee benefits reserves in the three months ended September 30, 2024 was primarily due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three months ended September 30, 2024 impacted gross profit and selling, general and administrative expenses ("SG&A") by approximately $1 million each. The increase in reserves in the nine months ended September 30, 2024 did not have a significant impact on gross profit, R&D or SG&A.

PRINT SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$177	$182	$(5)	$520	$550	$(30)

Operational EBITDA	$8	$(9)	$17	$(5)	$(9)	$4
Operational EBITDA as a % of revenues	5%	5%		1%	2%

Revenues

Current Quarter

The decrease in Print revenues for the three months ended September 30, 2025 of $5 million reflected lower volumes in Prepress Solutions ($14 million) and EPS ($3 million). These unfavorable impacts were partially offset by favorable foreign currency fluctuations ($3 million), favorable pricing in Prepress Solutions ($6 million), Prosper ($2 million) and EPS ($1 million) and higher Software volumes ($1 million).

Year-to-Date

The decrease in Print revenues for the nine months ended September 30, 2025 of $30 million reflected lower volumes in Prepress Solutions ($36 million), EPS ($12 million), Software ($2 million) and Prosper ($2 million). These unfavorable impacts were partially offset by favorable pricing in Prepress Solutions ($10 million), Prosper ($5 million) and EPS ($2 million) and favorable foreign currency fluctuations ($5 million).

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended September 30, 2025 improved $17 million primarily related to favorable pricing in Prepress Solutions ($5 million), Prosper ($2 million) and EPS ($1 million), higher volumes for Prosper ($2 million), EPS ($1 million) and Software ($1 million), lower costs for aluminum ($3 million), lower SG&A ($2 million), net change in employee benefit reserves ($1 million), inventory reserve adjustment in EPS recorded in the prior year period ($4 million) and favorable foreign currency fluctuations ($1 million). These favorable impacts were partially offset by higher manufacturing costs ($3 million) and lower Prepress volumes ($2 million).

Year-to-Date

Print Operational EBITDA for the nine months ended September 30, 2025 improved $4 million primarily related to favorable pricing in Prepress Solutions ($8 million), Prosper ($5 million) and EPS ($2 million), lower SG&A ($6 million), higher EPS volumes ($3 million) and inventory reserve adjustment in EPS recorded in the prior year period ($4 million). These favorable impacts were partially offset by higher manufacturing costs ($10 million), higher aluminum costs ($9 million) and lower volumes in Prepress ($6 million) and Software ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$82	$71	$11	$231	$203	$28

Operational EBITDA	$16	$6	$10	$31	$15	$16
Operational EBITDA as a % of revenues	20%	8%		13%	7%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended September 30, 2025 improved $11 million primarily from volume increases and favorable pricing in Motion Picture ($4 million and $3 million, respectively) along with improvements in price and volume ($2 million each) in Industrial Film and Chemicals and favorable foreign currency fluctuations ($1 million).

Year-to-Date

Advanced Materials and Chemicals revenues for the nine months ended September 30, 2025 improved $28 million primarily from favorable pricing and volume increases in Industrial Film and Chemicals ($12 million and $4 million, respectively) along with improvements in price and volume ($7 million and $5 million, respectively) in Motion Picture and favorable foreign currency fluctuations ($1 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA improved $10 million for the three months ended September 30, 2025 as compared to the prior year quarter, primarily due to favorable pricing and volume ($3 million and $1 million, respectively) in Motion Picture, favorable pricing and volume ($2 million and $1 million, respectively) in Industrial Film and Chemical and lower SG&A ($1 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA improved $16 million for the nine months ended September 30, 2025 primarily due to favorable pricing in Industrial Film and Chemicals and Motion Picture ($12 million and $5 million, respectively), volume increases in Motion Picture ($2 million), lower SG&A ($1 million) and favorable foreign currency fluctuations ($1 million), partially offset by a decline in volume in Industrial Film and Chemicals ($3 million) and higher manufacturing costs ($3 million).

BRAND SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$6	$5	$1	$16	$13	$3

Operational EBITDA	$5	$4	$1	$14	$11	$3
Operational EBITDA as a % of revenues	83%	80%		88%	85%

Revenues

Brand revenues for the three and nine months ended September 30, 2025 improved by $1 million and $3 million, respectively, due to higher volumes.

Operational EBITDA

Brand Operational EBITDA for the three and nine months ended September 30, 2025 improved by $1 million and $3 million, respectively, due to higher volumes.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $1 million and $12 million for the three and nine months ended September 30, 2025, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $2 million and $7 million during the three and nine months ended September 30, 2025, respectively.

The restructuring actions implemented in the first nine months of 2025 are expected to generate future annual cash savings of approximately $17 million, which are expected to reduce future annual SG&A expenses, Cost of revenues and R&D costs by $6 million, $7 million and $4 million, respectively. The majority of the annual savings are expected to be in effect by the end of 2025 as the actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $168 million, a decrease of $33 million from December 31, 2024, primarily driven by the decline in cash in the first quarter of 2025 of $43 million.

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

Available liquidity includes existing cash balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2025 and December 31, 2024, approximately $74 million and $118 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $94 million and $83 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of September 30, 2025 and December 31, 2024, outstanding intercompany loans to the U.S. were $508 million and $483 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $234 million and $208 million, respectively. In China, where approximately $30 million and $29 million of cash and cash equivalents was held as of September 30, 2025 and December 31, 2024, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2026, the proceeds of which were in turn loaned to the Company. The terms of the intercompany loan require the Company to make efforts to repay the outstanding loan balance prior to maturity. The outstanding amount of the intercompany loan as of September 30, 2025 was $68 million. The Company is evaluating repayment alternatives for the current loan agreement which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.

On May 21, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), pursuant to which the Company may offer and sell up to $100 million of shares of the Company’s common stock (the “shares”), from time to time, in “at-the-market” offerings through BofA, as sales agent or as principal. During the third quarter of 2025, the Company sold 200,000 shares pursuant to the Sales Agreement for net proceeds of approximately $1 million. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes.

On November 4, 2025, the Company and the Subsidiary Guarantors entered into the Third Amendment to the Amended and Restated Credit Agreement (the “November 2025 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent. The November 2025 Term Loan Credit Agreement Amendment (i) modified the maturity date of the Term Loans to be August 15, 2028, (ii) eliminated the mandatory prepayment obligation requiring Kodak to use 50% of the net cash proceeds from certain transactions to prepay Term Loans below $200 million, (iii) provided the Company the option to prepay the Term Loans after May 15, 2026 with cash proceeds from certain transactions plus a 4% prepayment fee, (iv) removed limitations on restricted payments on the repurchase or redemption of the Series B Preferred Stock subject to certain restrictions and (v) removed the requirement to include reversion proceeds not used to prepay Term Loans in the calculation of Excess Cash Flow as defined in the Amended and Restated Term Loan Credit Agreement.

On November 4, 2025, the Company and the Subsidiary Guarantors entered into Amendment No. 4 to the Letter of Credit Facility Agreement (the “November 2025 L/C Facility Amendment”) with the L/C Lenders and Bank of America, N.A. The November 2025 L/C Facility Amendment (i) modified the maturity date of the facility to be May 17, 2028, the date that is 90 days prior to the maturity date of the Term Loans and (ii) removed limitations on restricted payments on the repurchase or redemption of the Series B Preferred Stock subject to certain restrictions.

Kodak has not extended or refinanced the existing Series B Preferred Stock past the current mandatory redemption date of May 28, 2026. The carrying value of the Series B Preferred Stock as of September 30, 2025 was $99 million.

The Company will receive sufficient proceeds from the reversion of cash from KRIP in December 2025 to adequately fund the Company's debt obligations required to be paid from such proceeds or otherwise maturing within twelve months as of the filing of this Form 10-Q. See further discussion below.

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

On October 21, 2025, the annuity obligations with respect to all KRIP annuitants (approximately 27,000 participants and beneficiaries) representing approximately $1.8 billion of pension obligation was transferred to Metropolitan Tower Life Insurance Company through the purchase of a group annuity contract, the premium for which was funded directly and solely by the assets of KRIP. In addition, on October 1, 2025, KRIP settled approximately $76 million of pension obligations through lump-sum payments to deferred vested participants and on October 31, 2025, KRIP settled approximately $157 million of pension obligations through lump-sum payments to active participants. KRIP will transfer the remaining liabilities of approximately $15 million for missing participants and the appropriate level of assets to the Pension Benefit Guaranty Corporation (“PBGC”) missing program by the end of November 2025. Upon completing the transfer of these remaining liabilities to the PBGC, all pension obligations under KRIP will be fully settled and the excess pension assets will be distributed to the Company and the Kodak Cash Balance Plan.

After KRIP’s liabilities and applicable regulatory requirements have been fully satisfied, KRIP’s surplus assets will revert to Kodak as the settlor of KRIP subject to an excise tax. KRIP will distribute surplus assets to Kodak in December 2025 ("the Reversion Date"). Based on current assumptions, Kodak estimates KRIP would have surplus assets of approximately $1 billion as of the Reversion Date. The actual amount of surplus assets will be affected by the return on KRIP’s assets prior to the Reversion Date, the amounts realized from Hedge Fund Assets in the course of their redemption, the amounts realized from distributions from KRIP private equity investments and the value of Hedge Fund Assets or private equity investments held in the KRIP portfolio at the time of reversion.

In order to reduce the amount of the surplus assets subject to excise tax and to reduce the rate of the excise tax from 50% to 20%, Kodak expects that it would direct the transfer of or otherwise contribute 25% of the surplus assets (which may include all or a significant portion of remaining non-cash assets) to the Kodak Cash Balance Plan (the “Replacement Plan”). After the capitalization of the Replacement Plan and the payment of the 20% excise tax on the remaining surplus, Kodak projects it will receive proceeds from KRIP having a value of approximately $600 million, consisting of cash of approximately $450 million and the remaining amount in non-cash assets, primarily hedge funds, which are in the process of redemption. Kodak believes no material amount of income tax would be owed on this amount due to available tax attributes. In addition to the proceeds received by Kodak from KRIP, the Replacement Plan is projected to have assets having a value of approximately $250 million which would allow Kodak to provide valuable benefits to its current employee base for the foreseeable future without additional cash cost to Kodak.

Under the terms of the November 2025 Term Loan Credit Agreement Amendment, Kodak is obligated to use 100% of the net cash proceeds of any reversion from KRIP (“Reversion Proceeds”) to prepay Term Loans outstanding under the Amended and Restated Term Loan Credit Agreement until the amount of the Term Loans is reduced to $200 million plus a 1% prepayment fee.

Kodak is required under the terms of the November 2025 Term Loan Credit Agreement Amendment, to pay down the Term Loan balance using $300 million of the expected $450 million of cash proceeds received from the KRIP reversion in December 2025. The cash proceeds from redemption of hedge funds is expected to occur over several quarters and the Company has the option to prepay the Term Loans after May 15, 2026 using Reversion Proceeds plus a 4% prepayment fee. Assuming no other prepayments are made in the interim and Kodak uses the Reversion Proceeds to prepay only the minimum amount required under the Amended and Restated Term Loan Credit Agreement, the outstanding Term Loan balance at December 31, 2025 is estimated to be approximately $200 million and will mature August 15, 2028. Based on all of the foregoing projections and after the projected mandatory prepayments of Term Loans, receipt of cash from the redemption of hedge funds and receipt of other assets, Kodak projects that it would ultimately receive cash or other assets from the KRIP surplus having a value of approximately $290 million over the next three years. Kodak expects to use excess cash proceeds received from the KRIP reversion to redeem the Series B Preferred Stock in full on or prior to its maturity date of May 28, 2026 if it has not otherwise been refinanced or the shares of Series B Preferred Stock have not been converted prior to such date.

Letter of Credit Facility Agreement

Approximately $24 million and $27 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of September 30, 2025 and December 31, 2024, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $25 million and $29 million at September 30, 2025, and December 31, 2024, respectively, which was classified as Restricted Cash.

Cash Flow

Cash, cash equivalents and restricted cash balances were as follows:

	September 30,	December 31,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash	$271	$301

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(9)	$(11)	$2
Cash flows from investing activities:
Net cash used in investing activities	(23)	(22)	(1)
Cash flows from financing activities:
Net cash used in financing activities	(3)	(21)	18
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(1)	6
Net decrease in cash, cash equivalents and restricted cash	$(30)	$(55)	$25

Operating Activities

Net cash from operating activities for the nine months ended September 30, 2025 increased $2 million compared with the corresponding period in 2024 primarily due to a decrease in trade receivables of $52 million primarily driven by $40 million of cash proceeds related to brand licensing received in the first quarter of 2024. This was offset by a decrease in liabilities excluding borrowings and trade payables driven by Kodak’s election to pay the cash interest payment on the Term Loan entirely in PIK and a decrease in miscellaneous receivables and inventory.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was relatively flat compared to the corresponding period in 2024 due to a decrease in proceeds from the sale of assets offset by a decrease in additions to properties.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 decreased $18 million compared to the corresponding period in 2024 primarily driven by the $17 million Amended and Restated Term Loan prepayment in the prior year period.

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

Based on the legacy nature of the Company’s workers’ compensation obligations, the undiscounted actuarial obligation has been declining and the Company expects this trend to continue. While it may not be indicative of the rate of future declines, the undiscounted actuarial liability declined by an average of $5 million per year between 2014 and 2024. Accordingly, subject to the possibility of other changes to the calculation of required security deposits by the NYS WCB, the Company expects the amount of the required security deposits to decline over time and the gradual return of the security deposits that have been made or the capital used to support such security deposits.

In the third quarter of 2023, the Company deposited $68 million directly with the NYS WCB and cancelled the corresponding letter of credit supporting the associated liability. As of September 30, 2025, the Company had $45 million of surety bonds and $30 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $30 million of cash and the Company could be required to provide up to $15 million of cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 7.5% per annum and holders of the Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the Cash Interest Payment entirely in PIK for the next six quarterly interest payments. The Company elected to pay the Cash Interest Payment for the second and third quarters of 2025 entirely in PIK. In addition, until the second quarter of 2025, all dividends owed on the Series B Preferred Stock were declared and paid when due. No quarterly cash dividend was declared in the second and third quarters of 2025.

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $11 million to its non-U.S. defined benefit pension and postretirement benefit plans in the first nine months of 2025. For the balance of 2025, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $3 million.

Capital Expenditures

Cash flows from investing activities included $28 million of capital expenditures for the nine months ended September 30, 2025. Kodak expects approximately $30 million to $40 million of total capital expenditures for fiscal year 2025.

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

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A, "Risk Factors" of the 2024 Form 10-K and those set forth in Part II, Item 1A "Risk Factors" of the Company’s quarterly reports on Form 10‐Q for the quarter ended June 30, 2025 for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of unregistered securities during the quarter ended September 30, 2025

None.

(b)
Issuer purchases of equity securities during the quarter ended September 30, 2025

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
July 1 through 31, 2025	—	$—	N/A	N/A
August 1 through 31, 2025	6,603	$6.69	N/A	N/A
September 1 through 30, 2025	11,168	$5.95	N/A	N/A
Total	17,771	$6.23

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

(4.1)

Series C Preferred Stock Exchange Agreement, dated as of August 8, 2025, by and between Eastman Kodak Company and GO EK Ventures IV, LLC, (incorporated by reference to Exhibit (4.1) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 as filed on August 11, 2025).

(4.2)

Amended and Restated Registration Rights Agreement, dated as of August 8, 2025, by and between Eastman Kodak Company and GO EK Ventures IV, LLC, (incorporated by reference to Exhibit (4.2) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 as filed on August 11, 2025).

(10.1)

Third Amendment to Amended and Restated Credit Agreement, dated as of November 4, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent, filed herewith.

(10.2)

Amendment No. 4 to Letter of Credit Facility Agreement, dated as of November 4, 2025, by and among the Company, the Subsidiary Guarantors named therein and Bank of America, N.A., as Agent, Lender and Issuing Bank, filed herewith.

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

EASTMAN KODAK COMPANY
(Registrant)

Date: November 6, 2025	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)