Form 10-K
period 2025-12-31
EASTMAN KODAK CO
filed 2026-03-12
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on June 30, 2025, was approximately $364 million.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2026 was 97.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 20, 2026 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Eastman Kodak Company

Form 10-K

December 31, 2025

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

Print

The Print segment is comprised of four lines of business: the Prepress Solutions business, the Prosper business, the Software business and the Electrophotographic Printing Solutions business. Print segment products include digital offset plate offerings and computer-to-plate (“CTP”) imaging solutions, production press systems, consumables (primarily ink), inkjet components, software and services, and high-quality digital printing solutions using electrically charged toner-based technology. The Print segment serves a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging/labels. Print products are sold to customers through both a direct sales team as well as indirectly through dealers and channel partners. Key competitors are Fuji, EC03, HP, Canon, Ricoh and Screen. Products and services included in Kodak’s offerings are described below.

This segment is experiencing challenges from higher raw material and other supply chain costs, including impacts from tariffs, competitive pricing pressures and declines in volume. Refer to the Business Overview and Strategy section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the opportunities and challenges related to the Print segment.

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
•
In addition to Kodak-branded presses, PROSPER print head components are integrated into original equipment manufacturer (“OEM”) partner products and systems. Applications include publishing, commercial print, direct mail, packaging and décor. The modular and scalable design of print heads powered by our ULTRASTREAM inkjet technology facilitates integration in print widths from 104 – 2500 mm (4” – 98”) for applications on paper, film, plastic, and other substrates, expanding the footprint of inkjet printing to take on the challenges of a new age of digital printing.
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

Net sales for the Prepress Solutions business accounted for 52%, 54% and 56% of Kodak’s total net revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Advanced Materials and Chemicals

The Advanced Materials and Chemicals segment is comprised of five lines of business: the Industrial Film and Chemicals business, the Motion Picture business, the Pharmaceuticals business, the Advanced Materials and Functional Printing business and the IP Licensing and Analytical Services business. Kodak’s Advanced Materials and Chemicals products are distributed directly by Kodak and indirectly through dealers. Kodak Alaris, a professional and consumer still photographic film and chemicals customer, represented approximately 33% of total Advanced Materials and Chemicals segment revenues in both 2025 and 2024 and 34% in 2023. Products and services included in Kodak’s offerings are described below.

The Advanced Materials and Chemicals segment includes the Kodak Research Laboratories which conduct research, develop new product or new business opportunities such as Kodak's growth initiatives and file patent applications for its inventions and innovations.

The Advanced Materials and Chemicals segment also manages licensing of its intellectual property to third parties and is a supporting participant for any licensing of Kodak intellectual property to a third-party. Kodak maintains a large worldwide portfolio of pending applications and issued patents.

•
Industrial Film and Chemicals:
•
Offers professional and consumer still photographic film, as well as industrial film, including films used by the electronics industry to produce printed circuit boards.
•
Includes related component businesses: Specialty Chemicals; Solvent Recovery; and Polyester Film. Specialty Chemicals include unregulated key starting materials (“KSMs”) for pharmaceuticals and materials for batteries (e.g., electric vehicles ("EV") and others) and specific functional materials for personal care products.
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
•
Pharmaceuticals:
•
Kodak plans to capitalize on its existing chemical manufacturing expertise, including current production of unregulated KSMs for pharmaceutical products, to implement an expansion into manufacturing Diagnostic Test Reagent solutions. Kodak completed construction of its Current Good Manufacturing Practice (“cGMP”) lab and manufacturing facility at EBP in 2025 and is now certified to manufacture reagents for healthcare applications. The facility began manufacturing phosphate buffered saline (PBS) for laboratory use in the second half of 2025.
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

Net sales for Industrial Film and Chemicals business accounted for 23%, 21% and 18% of Kodak’s total net revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In addition to patents, Kodak’s intellectual property includes know-how in many of the areas noted above, but in other businesses as well, such as color negative films, processing and print films, manufacturing of unregulated KSMs for the pharmaceutical industry and other specialty chemical materials and formulations.

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

HUMAN CAPITAL

As of the end of 2025, Kodak employed approximately 3,500 employees across 27 countries. Kodak’s success depends on identifying, attracting, engaging, developing, and retaining a highly skilled workforce in multiple areas within Kodak. Outside the U.S. there are employees in certain countries that are represented by unions or similar organizations, such as works councils, or are covered by collective bargaining agreements.

Kodak utilizes temporary staffing programs to develop a pipeline of talent and provide additional support during peak periods. This includes working closely with local schools to provide apprentice and intern programs. Less than 1% of its workforce is temporary.

The Company has a code of conduct policy that requires the fair treatment of all employees and a zero tolerance policy for harassment or intimidation. Kodak conducts code of conduct training with employees and managers on an annual basis.

Health, Wellness and Safety

Kodak is dedicated to driving continuous safety improvement across its operations. Kodak’s approach includes identifying and mitigating risk, targeted training, information sharing on safe work practices, and thorough analysis of incidents and near misses, implementing preventative measures and performing reviews to confirm the hazard has been eliminated.

AVAILABLE INFORMATION

Kodak files many reports with the Securities and Exchange Commission (“SEC”) (www.sec.gov), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC. They are available through Kodak's website at www.Kodak.com. To reach the SEC filings, follow the links to Company, About Us, Investor Center, Financials and then SEC Filings. Kodak routinely posts important information that may be deemed material to investors, including news releases, announcements and other statements about its business and results of operations, on its Investor Center website at https://investor.kodak.com/. Kodak uses its website as a means of disclosing material, nonpublic information and for complying with its disclosure obligations under Regulation FD. Investors should monitor Kodak’s Investor Center website in addition to following its press releases, filings with the SEC, public conference calls and webcasts. Kodak does not incorporate the contents of any website into this or any other report it files with the SEC.

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

Risks Related to Kodak’s Business and Operations

Global economic and geopolitical conditions have adversely affected, and may continue to adversely affect, Kodak’s business, financial condition, and results of operations. These conditions include ongoing wars and geopolitical tensions, medical epidemics, inflationary pressures, fluctuations in commodity prices and interest rates, changes in trade policies (including tariffs and other trade restrictions or the threat of such actions), and volatility in customer demand.

Unfavorable global economic developments, such as the wars in Ukraine and Iran, other conflicts involving Israel, broader regional or geopolitical instability, medical epidemics, elevated inflation, and rising or rapidly changing commodity prices and interest rates, have created, and may continue to create significant business and operational challenges. These challenges may include increases in operational and input costs, business interruptions or shutdowns, delays or restrictions in manufacturing, transportation, or installation activities, lower consumer and customer demand, and reduced ability of customers, suppliers, and partners to meet their financial or operational obligations. Deterioration in customers’ financial condition could result in higher levels of accounts receivable, an increase in past‑due balances and uncollectible accounts, and heightened credit risk. In addition, disruptions in global financial markets could negatively impact Kodak’s liquidity or access to credit, including due to failures or instability involving banks or other financial institutions.

Kodak’s operating costs have been and may continue to be adversely affected by higher prices for energy, shipping, labor and raw materials. Key inputs used in Kodak’s products—including aluminum, silver, petroleum‑based materials, and other commodity‑based components—have experienced significant price volatility, and further increases or shortages could materially impact Kodak’s cost structure. Supply chain constraints or disruptions may limit the availability of essential raw materials and component products and may impair Kodak’s ability to satisfy customer demand for its products and services.

The duration, severity, and ultimate impact of these global economic and geopolitical conditions remain highly uncertain and depend on future developments that are difficult or impossible to predict, including any escalation of existing conflicts, additional global or regional hostilities, changes in international trade relationships, or shifts in governmental responses and policies. Any continued or worsening of these conditions could materially adversely affect Kodak’s business, financial condition, cash flows, or results of operations.

For additional information regarding the known impacts of the wars in Ukraine and Iran, other conflicts involving Israel, and broader global economic conditions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10‑K.

The ability to generate positive operating cash flows will be necessary for Kodak to continue to operate our business.

Continued investment, capital needs, restructuring payments, dividends and servicing Kodak’s debt require a significant amount of cash and we may not be able to generate sufficient cash to fund these activities, which could adversely affect our business, financial condition, and results of operations. Kodak has not consistently generated positive operating cash flows without supplementing such cash flow from operations with financing and monetization transactions, such as the KRIP reversion, over the past several years. There can be no assurance Kodak will be able to generate cash flow from financing or monetization transactions in the future or, if it is able to generate such cash flow in the future, the amount or timing of such cash flow. Kodak's businesses may not grow or continue to generate the same or enough cash flow.

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

Kodak’s business may not generate cash flow in an amount sufficient to enable us to pay the principal or mandatory redemption price of, or interest and dividends on, the senior secured first lien term loans (the “Term Loans”) borrowed under the Amended and Restated Credit Agreement, dated June 30, 2023, by and among the Company, the lenders party thereto (the “Term Loan Lenders”), and Alter Domus (US) LLC, as Administrative Agent (the “Term Loan Credit Agreement”), and the 4.0% Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, restructuring actions, collateral requirements, strategic acquisitions, investments and alliances and other general corporate requirements.

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

Kodak has focused our investments in print, advanced materials, and chemicals. These investment areas include specialty chemicals, including pharmaceutical and reagent products, coated materials used in EV/energy storage batteries and smart materials for light control and 3D printing, digital printing using commercial inkjet and high resolution functional printing for electronic and optical solutions. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for Kodak to grow these businesses, improve margins and achieve our financial objectives. Additionally, Kodak’s strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties, including the geopolitical environment. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that Kodak’s ability to successfully execute our strategy will be unaffected by external factors. If Kodak is unsuccessful in growing our investment businesses as planned, or perceiving the needs of our target customers, Kodak’s results of operations, financial condition and liquidity could be adversely affected.

If Kodak is unable to successfully or timely implement cost structure reductions, Kodak’s business, financial condition and results of operations could be adversely affected.

Kodak is continuing to streamline operations and rationalize its workforce to align with business initiatives; however, there is no assurance that workforce reductions, restructuring initiatives, or other cost-saving measures will achieve the expected benefits. Significant organizational changes, including shifts in leadership, culture, functional alignment, and outsourcing create risks related to capacity constraints and loss of institutional knowledge, which could lead to diminished results, compliance issues, or reputational harm.

Poorly executed cost-saving actions may result in lost sales, weakened customer relationships, lower employee morale, loss of key personnel, product delays and increased costs. In addition, workforce reductions must comply with applicable laws and regulations, including local labor laws, and failure to do so may result in damages, fines or penalties. Any of these outcomes could negatively impact Kodak’s business, financial condition, or results of operations.

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

If Kodak cannot effectively anticipate or rapidly respond to technology trends or develop and market new products that meet changing customer needs, our revenue, earnings and cash flow could be adversely affected.

Kodak operates in industries characterized by rapid technological change, frequent product and service introductions and evolving standards. Kodak’s success depends on developing differentiated solutions and technologies and bringing new products to market on a timely basis to capture market share and grow scale. Customer needs and business models continue to shift, and Kodak’s products and services may not keep pace with these changes or may no longer align with customer requirements, including decisions by customers to outsource or use competing products or providers.

Failure to accurately anticipate new technology trends or recognize customer preferences, respond quickly to changing expectations, and effectively communicate our offerings could negatively impact Kodak’s financial performance.

Kodak’s ability to innovate may also be affected by competitors with greater resources, resulting in inferior assessments of technological trends and weaker product roadmaps.

Additionally, reductions in corporate-focused research and development activities may limit Kodak’s ability to respond to market and technology changes, which could adversely affect future revenue streams.

Increased competition, including price competition, could materially adversely affect Kodak’s revenue, gross margins, cash flow and market share.

Kodak operates in highly competitive markets with well- funded, entrenched, and often larger industry participants. Kodak also faces aggressive global price competition. Competitors may better anticipate market developments, offer superior or broader product and service portfolios, operate at lower or government-supported cost, have better access to materials and supplies and the ability to acquire materials and supplies at a lower or government-supported cost, secure materials more efficiently, maintain stronger supplier or customer relationships, adapt more quickly to new technologies or evolving customer requirements or access financing on more favorable terms.

As a result, Kodak may be unable to compete effectively or maintain operating costs and pricing at competitive levels. Industry-wide pricing pressures and insufficiently competitive products, services or reliability could lead to loss of market share and adversely impact Kodak’s revenue, gross margins and cash flow.

Kodak is exposed to risks associated with expanding into related or new markets and industries.

As part of our growth strategy, Kodak seeks to expand into related or new markets and industries, using existing products or internally developed technologies, collaborations or acquisitions. Kodak’s ability to do so may be affected by factors such as:

•
the need for additional resources to develop and support new products and markets;
•
the need for new sales strategies and customer relationships;
•
differing profitability and growth rates across multiple businesses;
•
challenges in anticipating demand, capitalizing on opportunities and managing associated risks;
•
the complexity of operating diverse businesses with varying production, supply chain and logistics requirements;
•
implementing new business models, processes and systems;
•
managing strategic alliances and partnerships;
•
adapting to new materials, processes and technologies;

•
attracting and retaining employees with required expertise;
•
engaging with new or more diverse customers and suppliers, including those with limited histories, funding challenges or evolving business models or those operating in unfamiliar regions;
•
competing with new or better-resourced competitors with potentially more industry experience and established customer relationships;
•
operating in new industries and countries, with different legal, regulatory and business environments, and employment and safety practices and requirements;
•
navigating third-party intellectual property rights; and
•
complying with, or helping establish, applicable industry standards and practices.

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

If Kodak does not effectively manage product reliability, yield and quality, product launches may be delayed, financial results may be adversely impacted, and our reputation may be harmed.

Kodak must address reliability and quality issues across product development, manufacturing, and servicing, including defects in our processes and in third-party components. Because Kodak’s products are sophisticated and technology evolves rapidly, defects may increase, particularly with new product lines.

Unanticipated performance issues may delay launches, increase costs, and result in lost revenue and earnings. Although Kodak has procedures to mitigate quality risks we may not be able to eliminate or successfully mitigate them. Product reliability or quality issues can damage customer relationships, lead to product recalls, warranty or service obligations, and litigation and negatively impact Kodak’s brand, reputation and financial results.

Aging manufacturing facilities and equipment could lead to failures and require significant capital investment.

Kodak’s manufacturing facilities are aged and without extensive and timely upgrades, may become increasingly prone to equipment and system failures. Planned capital improvements pose a risk to manufacturing operations due to complexity of processes and technology and limited remaining knowledge. However, delays in capital improvements heighten risks related to equipment failures, further obsolescence, process complexity and loss of employee expertise. A critical failure could disrupt operations, cause manufacturing delays, increase repair or redesign costs, result in lost sales and customers, and damage Kodak’s reputation, any of which could materially adversely affect our business, financial condition and results of operations.

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

If Kodak cannot protect its intellectual property ("IP") rights or if third parties claim we infringe theirs, our revenue, earnings, expenses and liquidity may be adversely impacted.

A key differentiator for Kodak in many of its businesses is a technological advantage over competitors’ products and solutions. Kodak’s competitive position depends on the strength of its IP rights. Patents, copyrights, trademarks, trade secrets, and non-disclosure, confidentiality and related agreements may not fully prevent unauthorized use, disclosure, invalidation, misappropriation, or challenges to Kodak’s IP. In some jurisdictions, legal protections are weaker than the U.S., increasing the risk of infringement, copying or dilution. Certain businesses and products may rely on technologies developed or licensed from third parties, and any failure to maintain any associated license may disrupt Kodak’s business and negatively affect its financial results.

Kodak also licenses third parties to use our trademarks. In an effort to preserve our trademark rights, Kodak enters into license agreements with these third parties which govern the use of our trademarks and requires our licensees to abide by quality control standards with respect to the goods and services they provide under the trademarks. Although Kodak makes efforts to police the use of our trademarks by our licensees, there can be no assurance these efforts will be sufficient to ensure the licensees abide by the terms of their licenses. Kodak’s trademark rights may be weakened if licensees fail to meet required quality standards or if Kodak or our licensees do not adequately use or protect those marks.

Kodak has made substantial investments in new, proprietary technologies and has filed patent applications and obtained patents to protect our intellectual property rights in these technologies as well as the interests of our licensees. Kodak’s patent applications may not be granted, issued patents may be narrower or weaker than expected, and patents may be challenged or circumvented. Failure to secure protection in all relevant jurisdictions may limit Kodak’s ability to safeguard new technologies.

Additionally, third parties may assert IP claims against Kodak, our customers, or our licensees. Such claims, whether or not valid, can be costly, time-consuming, or divert management attention, may require redesigns, settlements, license fees, or result in damage awards or injunctions that restrict Kodak’s ability to sell certain products. Indemnification from third parties may also be unavailable or insufficient, and Kodak may have indemnification obligations to customers or suppliers in the case of any infringement of third party IP by Kodak’s products.

Kodak’s use of open-source software poses additional risks, including claims regarding ownership or license compliance. Certain open-source licenses may require disclosure of all or part of the source code or distribution of derivative works on unfavorable terms or at no cost. Any such outcomes could negatively affect Kodak’s business, financial results, or operations.

Cyber-attacks or other data security incidents that disrupt Kodak’s operations or result in the breach or other compromise of proprietary or confidential information about our workforce, our customers, or other third parties could disrupt our business, harm our reputation, cause us to lose customers, and expose us to costly regulatory enforcement and litigation, any of which could lead to material adverse effects on Kodak’s results of operations, business and financial condition.

We rely on complex information systems and third‑party technology services to operate our business, including supply chain, manufacturing, distribution, financial reporting, employee processes, digital marketing and communications. Because these systems are critical to our operations, any system failure, disruption, or cybersecurity incident, whether caused by human error, hardware or network failures, malicious activity, cyber-attacks by criminal or state‑sponsored actors, or other catastrophic events, could adversely affect our business.

Cybersecurity incidents may result in unauthorized access to, or loss or misuse of, confidential, proprietary, or personal data; disruption of manufacturing or distribution; delays in financial reporting; violations of data protection laws; reputational harm; lost revenue; or significant remediation costs. Threat actors continue to adopt more sophisticated techniques, including exploiting zero‑day vulnerabilities and emerging technologies such as artificial intelligence.

We also face risks arising from the separate information systems of our partners, suppliers, distributors, and acquired businesses, as well as from cloud and other third‑party service providers. Our ability to assess and monitor their cybersecurity measures is limited, and incidents affecting them could result in secondary operational, financial, regulatory or reputational impacts to us.

Although past incidents have not had a material impact, future events could have a material adverse effect. We continue to invest in cybersecurity personnel, technologies, and training, but no security program can fully prevent or mitigate evolving cyber threats. Additionally, data protection laws impose requirements that may be interpreted unpredictably, and even compliant measures may not prevent intrusions. While we maintain cybersecurity insurance, coverage may be insufficient or may become more difficult or costly to obtain.

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

Kodak has implemented significant improvements to IT systems to more effectively manage our global business and execute our strategic plans. If Kodak is unable to successfully manage the ongoing development, improvement and transition of IT systems and unable to effectively design or execute controls over the development, improvement and transition of IT systems, anticipated efficiencies and operational improvements may be delayed or diminished, and we may experience cost overruns, disruption in our operations, or other business or reputational harm, any of which could have a material adverse effect on Kodak’s results of operations, business and financial condition.

Emerging issues related to the development and use of artificial intelligence ("AI") could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

Our development and use of AI technologies remain in the early phases, and appropriate use of AI without adequate controls, or inaccurate claims about our use of AI could create legal, ethical, competitive or reputational risks. If we do not responsibly adapt to and leverage AI, or if our use of AI is perceived as misleading or improperly governed, we may be at a competitive disadvantage.

Conversely, ineffective or inadequate development, testing, disclosure, or deployment of AI by us or by third-party developers or vendors could result in poor or inconsistent outputs, privacy or data-protection concerns, unintended automated decision-making consequences, or potential exposure of confidential or proprietary information. AI systems may also require significant resources and investment, increasing our costs.

In addition, the regulatory landscape governing AI is rapidly developing in the U.S. the European Union and other jurisdictions in which we operate. Emerging laws and government actions related to AI, data privacy, IP, transparency, and ethical AI practices may impose complex, costly or time-consuming compliance obligations. Failure to comply with these requirements, or use of AI in a manner that regulators, customers , or other stakeholders view as inappropriate or misleading, could result in legal or regulatory action, increased scrutiny or liability, harm to our reputation or other material adverse effects on our business and results of operations.

Kodak’s inability to effectively complete and manage strategic transactions could adversely impact our business and financial results.

From time to time, Kodak evaluates and enters into potential investments, acquisitions, strategic alliances, joint ventures, divestitures, asset sales, spin-offs and outsourcing arrangements to support our business objectives.

Successfully executing these transactions requires identifying suitable partners completing transactions that may be large and complex, and managing post-closing obligations. Risks increase with larger or multiple simultaneous transactions.

Strategic transactions may involve numerous risks and challenges, including obtaining regulatory approvals, integrating acquired operations, retaining key employees, assessing operating costs, infrastructure needs, and potential environmental and other liabilities, relying on assumptions that may prove inaccurate, entering unfamiliar markets or geographic areas, incurring higher expenses and working capital requirements, facing competition for opportunities, diverting management attention, and issuing additional equity or debt.

There is no assurance Kodak will complete any given transaction or that completed transactions will produce expected cash flows, synergies or other benefits. Failure to execute transactions that support Kodak’s strategic objectives may require additional internal investment, weaken our competitive position, or negatively affect market perception, any of which could adversely impact revenue, gross margins and profitability.

If the reputation of Kodak or its brand erodes significantly, it could have a material impact on our financial results.

Kodak’s brand and products have worldwide recognition. Kodak’s reputation, and the reputation of our brand, form the foundation of our relationships with key stakeholders and other constituencies, including customers, suppliers, distributors, channel partners, consumers, employees and investors. Any harm to the reputation of Kodak or our brand could have a material adverse impact on our results of operations, business and financial condition. The value of Kodak’s brand is reflected, in part, in our Brand segment, which licenses the Kodak brand for use by third parties in a wide range of products. Consumers and the public may view the products and activities of brand licensees as the products and activities of Kodak. The measures Kodak undertakes to research and manage licensee relationships and assess the quality of their products may not be sufficient to protect against legal proceedings and reputational harm in the event that licensed products and services do not meet consumer expectations for quality and safety. Other factors that could dilute or damage the reputation of Kodak and our brand include the failure of products and services to meet customer expectations, litigation and government investigations, negative or inaccurate comments in the media, including social media, and failure to meet and manage customer and industry expectations regarding the impact of our business on matters of social responsibility and environmental sustainability.

Business disruptions could seriously harm Kodak’s future revenue and financial condition.

Kodak’s global operations are vulnerable to a wide range of natural and man-made disruptions and risks, including extreme weather events, natural disasters, infrastructure failures, power or telecommunications outages, cyber-attacks, physical security threats, epidemics, and political or economic instability, for many of which Kodak is predominantly self-insured. Such events could disrupt Kodak’s operations or those of our suppliers, distributors and resellers, or customers and materially affect our results of operations and financial condition.

Certain critical functions, including manufacturing and field service operations, cannot be performed remotely; therefore, employee inability to access Kodak or customer sites could significantly impact operations. These risks are heightened when products are manufactured at a single or limited number of locations or where materials are sourced from a narrow supplier base.

System failures or disruptions, whether from network outages, software or hardware breakdowns, or other data processing interruptions, could cause data loss, financial loss, reputational harm, or prolonged business interruption. Kodak may also incur significant costs to prevent or remediate such disruptions or security breaches. These events could expose Kodak to liability, litigation, regulatory actions, penalties, loss of customer business, and damage to our reputation, any of which could materially and adversely impact our business and results of operations.

Kodak relies on third-party suppliers and service providers to support its manufacturing, logistics, and business operations and faces the risks associated with reliance on external business partners.

Kodak relies on third‑party suppliers and service providers for critical materials, components, technologies and operational support. This dependence exposes Kodak to risks that these external suppliers may be unable to obtain required materials, address labor or operational disruptions, maintain adequate controls, or respond quickly to changes in demand. Suppliers may reduce or withhold products or services due to capacity constraints, financial challenges, or events outside their control, such as transportation disruptions, natural disasters or product obsolescence. Such interruptions may limit Kodak’s ability to meet customer commitments, increase costs, or impair product quality and reliability.

Additional risks include shortages of electronic components, interruptions in IT services, unfavorable pricing due to tariffs, and challenges associated with single‑source suppliers. Products and services provided by third parties, particularly hardware, software, and cloud‑based offerings may contain defects or vulnerabilities that disrupt operations or compromise service availability. If alternative suppliers cannot be secured on acceptable terms, Kodak may face supply interruptions, higher costs, loss of customer confidence, and reduced market share.

Suppliers may also impose more stringent payment terms in response to perceived financial or liquidity risks, including requirements for advance payments, shorter payment cycles, or letters of credit. Such changes could increase Kodak’s liquidity needs and materially disrupt supply, adversely affecting sales, cash flows, and overall financial performance.

Due to the nature of the products we sell and Kodak’s worldwide distribution, Kodak is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity costs which, together with the impacts of changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, may adversely impact our results of operations and financial position.

Kodak’s global operations expose it to volatility in foreign currency exchange rates, interest rates, commodity prices and changes in trade policies, including tariffs and other trade restrictions. Such fluctuations can adversely affect Kodak's sales, profitability and financial position. Currency and interest rate movements across key markets including the U.S. dollar, European euro, Japanese yen, British pound, and Chinese renminbi may impact results across all segments. Tariffs or duties on Kodak products and inputs may also reduce competitiveness in certain jurisdictions. Continued global economic uncertainty could increase volatility in exchange rates, interest rates and commodity costs, negatively affecting Kodak’s business, financial condition and results of operations.

Kodak faces additional costs and risks associated with its worldwide business operations.

Kodak’s global operations expose the Company to additional costs and risks. These include challenges related to supporting multiple languages, hiring and retaining qualified sales and technical personnel, and complying with import, export, and other regulatory requirements. International operations also increase complexity due to exposure to foreign currency fluctuations, varying commercial laws and business practices, tariffs, and differing or changing regulations related to tax, labor, employment, anti‑corruption, sanctions and trade.

Kodak may experience difficulties in collecting receivables, restrictions on the movement or repatriation of cash, reduced protection of intellectual property, logistical and distribution complications and political or economic instability in certain regions. As a global company, any actual or alleged failure to comply with applicable laws and regulatory requirements could result in financial or reputational harm.

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

The availability of letters of credit under the Amended and Restated L/C Facility Agreement is limited by the amount of cash on deposit with administrative agent.

Availability under the Company’s Amended and Restated L/C Facility Agreement is based on cash collateral in an amount greater than or equal to 104% of the aggregate amount of letters of credit issued and outstanding at any given time (the “L/C Cash Collateral”).

If L/C Cash Collateral is not maintained to support 104% of the letters of credit outstanding, $24 million as of December 31, 2025, under the Amended and Restated L/C Facility Agreement, the Company would be required to place additional cash on deposit with the administrative agent within one business day of a demand. Additional cash would also be required to be deposited if Kodak desires to have additional letters of credit issued.

Additional L/C Cash Collateral would be classified as restricted cash and would not be available to support ongoing working capital and investment needs.

Kodak may desire additional capital funding and such capital may not be available to us and/or may be limited.

Kodak may desire to raise additional capital, including to support on-going operations, pursue additional growth opportunities, strategic transactions or additional reorganization initiatives or refinance or redeem outstanding debt or preferred stock. Because of Kodak’s current non-investment grade credit rating, and/or the current volatility and tightening in the financial and credit markets, Kodak’s access to the capital markets may be limited.

Kodak’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•
Covenants in the Credit Agreements;
•
Obtaining a consent or cooperation from the holders of Series B Preferred Stock in conjunction with the issuance of additional or replacement debt or additional preferred shares which rank senior or pari passu to the Series B Preferred Stock;
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

The current non-investment grade status may adversely impact Kodak’s commercial operations, increase our liquidity requirements and increase the cost of refinancing opportunities. We may not have adequate liquidity to post required amounts of additional collateral.

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

Legal, Regulatory and Compliance Risks

Legal proceedings and governmental investigations could materially adversely affect Kodak’s operations and prospects, reputation, financial condition, results of operations and stock price.

Litigation and regulatory investigations, including securities, class action, and patent-related matters, can be costly and disruptive. Kodak has been, and may continue to be, involved in proceedings that divert management and Board attention and result in significant legal expenses. Insurance coverage, where maintained, may not fully cover ongoing or future matters, and the duration of current proceedings is uncertain. An unfavorable outcome in any legal proceeding could adversely impact Kodak’s reputation, business, financial condition, results of operations, prospects, or stock price.

See Note 12, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding certain legal proceedings in which Kodak is involved.

Improper conduct by employees, agents, distributors or others perceived as acting on behalf of Kodak could impair Kodak’s reputation, business and financial condition.

Regulators worldwide are increasing scrutiny and enforcement of anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. These laws such as the U.S. Foreign Corrupt Practices Act (FCPA) and the UK Bribery Act, govern, restrict or prohibit payments to government officials, bribery, fraud, kickbacks, false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. Kodak operates in regions where corruption risks may be elevated.

Kodak has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, including worldwide system screening of all customers, suppliers and vendors, banking entities, sales orders, and purchase orders. Kodak periodically reviews, upgrades and enhances certain policies and procedures, including sanctioned parties’ listings used in screening its master and transactional data as well as export license and license exception determination routines. Kodak cannot assure employees, agents or business partners will comply with our policies or applicable laws. Improper conduct or allegations of such conduct could result in reputational harm, civil or criminal investigations, shareholder lawsuits, substantial monetary or non-monetary penalties and significant legal or investigatory costs. Kodak may also be held liable for violations committed by agents, distributors, others perceived as acting on behalf of Kodak, acquired companies, or companies in which Kodak invests. Any such events could materially adversely affect Kodak’s business, reputation, results of operations, or financial condition.

Failure to comply with privacy, data protection and cybersecurity laws and regulations could materially adversely affect Kodak’s reputation, results of operations, or financial condition.

Kodak receives, processes, transmits and stores personal information and is therefore subject to numerous U.S. federal and state and foreign privacy and data protection laws, including (but are not limited to) the EU’s General Data Protection Regulation (“GDPR”) and ePrivacy laws, California’s Consumer Privacy Act (“CCPA”) and other U.S. state privacy laws, China’s Personal Information Protection Law (“PIPL”), and Brazil’s General Data Protection Law (“LGPD”). These laws continue to evolve, and new requirements, particularly those affecting cloud services and AI, may increase compliance complexity.

Non-compliance with existing or new laws and regulations could result in additional costs, required changes to our business practices, liability for monetary damages, fines or penalties, and/or criminal prosecution, unfavorable publicity, restrictions on data processing, or claims that Kodak has not met contractual obligations. Customer or stakeholder concerns about Kodak’s ability to comply with applicable laws could also result in lost business.

Ongoing regulatory developments regarding cross-border data transfers, particularly from the European Economic Area and countries with similar regimes, including enforcement decisions and regulatory guidance issued by key supervisory authorities, creates uncertainty as to our and our customers’ ability to use platforms and processing services located in the U.S. and other jurisdictions. While existing data transfer mechanisms, such as standard contractual clauses, remain valid, Kodak’s use of these transfer mechanisms is subject to legal, regulatory and political pressure. Kodak anticipates spending additional time and expense to maintain compliant transfer mechanisms. Failure to do so could adversely affect operations.

This environment requires continual enhancement of privacy and security controls with respect to Kodak’s products, websites, business processes, and contractual arrangements across our businesses and geographies. While Kodak has taken steps to comply with applicable data protection laws and the regulations and guidance published by applicable regulators, our efforts may not fully prevent improper access to or disclosure of personal information. Any such incident could harm Kodak’s reputation and subject us to liability, resulting in increased costs or loss of revenue.

Kodak is subject to environmental laws and regulations, and failure to comply could adversely affect our business, results of operations, and financial condition.

Kodak must comply with environmental laws and regulations world-wide, including rules governing pollutant discharges, hazardous material management, cleanup of contaminated sites, and the composition and end-of-life management of our products. Changes in these laws and regulations may increase compliance cost, restrict product sales, or require product modifications that could be costly, time consuming or infeasible.

Non-compliance, or liability imposed regardless of fault, could materially adversely affect Kodak’s financial condition and operating results. In addition, uncertainties related to environmental conditions or obligations at Kodak properties may affect our ability to further develop or sell those properties.

Failure to effectively manage sustainability-related expectations could impact Kodak's operational success, financial performance and investor confidence.

Expectations regarding sustainability-related matters are evolving and remain inconsistent, presenting both challenges and opportunities for Kodak. Inadequate management of sustainability-related matters such as greenhouse gas emissions, responsible sourcing, human rights, and corporate governance could undermine our operational efficiency. Evolving regulations and enforcement priorities and scrutiny from investors and authorities could lead to legal issues, loss of customers and talent, higher operational costs, and unpredictable reporting obligations or business requirements. Non-compliance with sustainability standards, including reporting standards, stakeholder expectations or failure to achieve or maintain sustainability goals, or the inability to satisfy all stakeholders in light of their varied and sometimes conflicting views regarding environmental and social matters could damage our market reputation, erode investor confidence, introduce litigation risk and reduce demand for our products and services. This, in turn, could negatively impact our financial stability and necessitate additional resources to rebuild our reputation.

If Kodak fails to maintain effective internal controls over financial reporting, we may be unable to accurately report our financial results, which could materially affect Kodak’s operations, investor confidence, and the trading prices of our securities.

Kodak is required to maintain effective disclosure controls and internal controls over financial reporting that are effective for the purposes described in Item 9A, “Controls and Procedures.” Any material weakness could impair Kodak’s ability to record, process, summarize and report financial information accurately and on time, potentially leading to material misstatements or omissions, regulatory scrutiny, loss of investor confidence, and adversely affect Kodak’s business, financial condition, cash flow, results of operations, or stock price.

Kodak may have additional tax liabilities.

Because Kodak earns income in both in the U.S. and abroad, we are subject to complex and evolving tax laws in multiple jurisdictions. Changes in economic conditions, political developments, and ongoing U.S. and foreign tax-reform initiatives could materially affect how Kodak’s global earnings are taxed. Recent measures, including the U.S. corporate alternative minimum tax (CAMT) and the Organization for Economic Co-operation and Developments (OECD) global minimum tax framework, continue to be implemented worldwide and may increase tax uncertainty, compliance costs, or Kodak’s overall tax liability in future periods.

Management regularly evaluates our tax positions and related provisions; however, the final outcomes of tax audits or disputes may differ from amounts recorded and could materially affect Kodak’s financial statements for the applicable period or periods.

Changes in trade policies, including tariffs or other trade restrictions, may adversely affect Kodak’s business, financial condition, and results of operations.

Recent U.S. federal actions implemented or increased tariffs and other trade measures, some of which have recently been struck down by the U.S. Supreme Court are contributing to continued uncertainty in U.S. trade relations with key countries. We cannot predict what further action may be taken with respect to trade policies, tariffs or trade relations between the U.S. and other governments, or any further changes in U.S. or international trade policy, including in response to the recent U.S. Supreme Court decision. Future changes in U.S. or international trade policy, or even the perception that additional restrictions may occur, could disrupt global supply chains, reduce cross-border trade, and negatively affect global economic conditions. Any such developments, and the associated uncertainty, could adversely impact Kodak's operations, costs, and financial position.

Kodak’s future pension and other postretirement benefit plan costs and required contributions could increase due to changes in actuarial assumptions, market performance, or obligations imposed by legislation or pension authorities, which could adversely affect our financial position, results of operations, and cash flow.

Kodak has significant U.S. and non-U.S. defined benefit pension and other postretirement benefit obligations, and their funded status and related expenses depend on inherently uncertain factors, including discount rates, expected asset returns, salary growth, mortality trends, and other economic and demographic assumptions. Variances between actual experience and these assumptions, or changes required by regulators or legislation, may require contributions above current estimates and negatively impact liquidity, financial condition, or operating results.

Historically, these obligations have fluctuated due to macro-economic factors beyond our control, such as changes in investment returns, discount rates, and mortality assumptions. There is no assurance Kodak will be able to limit cost increases associated with its pension and post-retirement benefit obligations.

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

Risks Related to the Company’s Common Stock

The conversion of the Series B Preferred Stock into shares of the Company’s common stock may dilute the value for the current holders of the Company’s common stock. In addition, an affiliate of the Term Loan Lenders may influence future actions by the Company by virtue of Board representation and the ownership of the Series B Preferred Stock and additional common stock by the Term Loan Lenders or funds under common management with the Term Loan Lenders.

The 1,000,000 outstanding shares of the Company’s Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion rate of 9.5238 shares of common stock per share of Series B Preferred Stock. As a result of the conversion of any issued and outstanding Series B Preferred Stock, the Company’s existing shareholders will own a smaller percentage of our outstanding common stock. Based on the capitalization of the Company as of December 31, 2025, the conversion of the Series B Preferred Stock would result in the issuance to holders thereof of approximately 9% of the outstanding common stock after giving effect to such conversion. Further, additional shares of common stock may be issuable pursuant to certain other features of the Series B Preferred Stock, with such issuances being further dilutive to existing holders of common stock.

If the Series B Preferred Stock is converted into common stock, holders of such converted common stock will be entitled to the same dividend and distribution rights as holders of the common stock currently authorized and outstanding. As such, another dilutive effect resulting from the conversion of any issued and outstanding Series B Preferred Stock will be a dilution to dividends and distributions.

Holders of the Company’s common stock will not realize any dilution in their ownership, dividend or distribution rights solely as a result of the reservation of any shares of common stock for issuance upon conversion of the Series B Preferred Stock or for issuance of additional shares of common stock pursuant to certain other features of the Series B Preferred Stock, but will experience such dilution to the extent additional shares of common stock are issued in the future as described above.

All shares of Series B Preferred Stock are currently owned by the Term Loan Lenders or funds under common management with the Term Loan Lenders. The Term Loan Lenders or funds under common management with the Term Loan Lenders also currently own approximately 3.7 million shares of our common stock. If the holders of the Series B Preferred Stock were to convert all shares of Series B Preferred Stock and hold the common stock received upon conversion, the Term Loan Lenders or funds under common management with the Term Loan Lenders would own an aggregate of 12.7% of the outstanding common stock and voting power of the Company. In addition, an affiliate of the Term Loan Lenders has the right to nominate one member for election to the Board until the date on which the Term Loan Lenders cease to hold at least $200 million of the original principal amount of the Term Loans and the holders of the Series B Preferred Stock cease to own at least 50% of the Series B Preferred Stock (or the common stock into which it is converted). Through these relationships, the Term Loan Lenders may influence the composition of the Board and future actions taken by the Board.

The holder of the recently exchanged Series C Preferred Stock may have the ability to influence future actions by the Company due to its voting power and a nominated board member.

As a result of the Series C Preferred Stock exchange between the Company and GO EK Ventures IV, LLC (the “Investor”), the Investor now owns approximately 15.5% of the outstanding common stock and voting power of the Company’s outstanding common stock. In addition, the Investor has nominated one member of the Company’s Board the right to nominate one member for election to the Company’s Board for so long as it holds at least 10% of the outstanding shares of common stock of the Company. As a result, the Investor may influence the composition of the Board and future actions taken by the Board and shareholders.

The Company has registered, and has a duty to register, the resale of a large portion of our outstanding securities. The resale of the Company’s common stock, or the perception that such resale may occur, may adversely affect the price of our common stock.

In compliance with certain agreements to which the Company is a party, we have registered or have the obligation to register the resale of an aggregate of up to approximately 43.4 million shares of common stock that are either outstanding or issuable upon conversion of Preferred Stock. The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of the Company’s common stock to decline. Under the terms of the certain agreements to which the Company is subject, certain of the counterparties to such agreements can, in certain circumstances, require the Company to participate in an underwritten public offering of the registered securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While the Company cannot predict the size of future resales or distributions of our common stock, if there is a perception that such resales or distributions could occur, or if the holders of the Company’s securities registered for resale sell a large number of the registered securities, the market price for the Company’s common stock could be adversely affected.

The resale of a significant portion of the Company’s securities or certain accumulations or transfers of the Company’s securities could result in a change of control of the Company and the loss of favorable tax attributes.

Holders of the Convertible Securities and holders of large blocks of the Company’s common stock collectively have a significant influence over matters presented to the Company’s shareholders for approval, including election of members to the Board and change of control transactions. In addition, the holders of such securities collectively would be able to cause a significant change in the ownership of the Company by selling a sufficient portion of the Company’s securities held by them. If such a transaction, in combination with other transactions in securities of the Company which have already occurred or future issuances of securities by the Company, were to result in an “ownership change” as determined under Section 382 of the Internal Revenue Code of 1986, as amended, then the Company’s ability to offset taxable income with tax attributes generated prior to the ownership change date could be limited, possibly substantially. Certain accumulations or transfers of the Company’s outstanding securities not involving these holders, could also cause such an “ownership change.” For more information on the Company’s tax attributes refer to Note 18, “Income Taxes” in the Notes to Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” The interests of the holders of the Convertible Securities and holders of large blocks of the Company’s common stock may not always coincide with the interests of the other holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Kodak maintains a cybersecurity program that follows the structure and objectives of the U.S. National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to assess, identify and manage cybersecurity risks. The program is designed to meet multi‑jurisdictional regulatory requirements and incorporates the following key elements:

•
Cross‑Functional Coordination. The IT Security Team, led by the Chief Information Security Officer (“CISO”), is responsible for the implementation and operation of our cybersecurity risk management processes. The team collaborates with the IT Risk Council, the Risk Management and Compliance Committee, Internal Audit, the Chief Privacy Officer, and the Corporate Crisis Management Team to coordinate oversight, monitor, evaluate and review risks and respond to incidents.
•
Ongoing Evaluation of Systems and Controls. We regularly assess our IT systems and infrastructure, implement upgrades to improve performance and security, and monitor for threats. Security controls undergo annual audits, specialized assessments, and reviews such as during our cyber insurance application process.
•
Detection and Prevention Controls. We have implemented appropriate security controls throughout the infrastructure, including endpoints, networks, internet access, and cloud. There is an emphasis on a robust endpoint security implementation given that protects mobile users. Multiple detection technologies are implemented, and monitoring is performed by a 24x7 Managed Detection and Reporting service with top performance ratings in the industry. A comprehensive vulnerability detection and remediation process is in place with security patching on an appropriate schedule. Appropriate penetration testing is performed with at least one annual test performed by an external service provider.
•
Third-Party Risk Management. Prior to sharing data or granting access, all service providers, vendors and partners are assessed relative to their ability and record on compliance, data privacy and IT Security. We use an external service that performs constant security and privacy monitoring and risk rating of companies. Contract terms and conditions protect data privacy and enforce reporting requirements in the event of an incident. Companies with ongoing contracts are re-evaluated periodically.
•
Security Awareness and Training. All employees and other relevant personnel receive mandatory training on IT security, data privacy, policies, and processes. Routine phishing simulations and preparedness exercises supplement this program.
•
Incident Response. We maintain an incident response process with defined roles and escalation protocols. The IT Security Team escalates serious incidents to the Corporate Crisis Management Team. The process includes steps for materiality determination of any impact, and performance of all reporting or other regulatory obligations.
•
Program Review and External Assessments. The IT Security Team, in consultation with senior leadership, updates cybersecurity strategy at least annually to account for changes in business strategy, regulatory developments and the threat environment. Third‑party providers periodically conduct external assessments, with results reported to the Audit and Finance Committee and used to inform program enhancements.

Since the beginning of the last fiscal year, we have not identified any risks from cybersecurity threats or incidents that have materially affected the Company, our business strategy, results of operations or financial condition. For further discussion of potential risks from cybersecurity threats that could be reasonably likely to materially affect us, see “Risk Factors—Risks Related to Kodak’s Business and Operations” in this Form 10-K.

Governance

Management oversees day‑to‑day cybersecurity risk management, while the Board of Directors through the Audit and Finance Committee provides oversight.

•
Board Oversight. The Audit and Finance Committee receive at least annual reports from management, including the Chief Information Officer (“CIO”) and CISO, covering information security, data privacy, trends in cyber threats and the status of security initiatives. A Risk Appetite Statement has been agreed with the Board and it is re-presented once a year. It provides guidance on the budget and guides the security spend to be aligned with the risks as agreed.
•
Management’s Role. The IT Security Team manages cyber risks related to security architecture, identity and access management, and security operations. The team oversees compliance with the cybersecurity framework, reviews policies, benchmarks against standards and manages the security awareness program.

The CISO leads the IT Security Team and reports to the CIO, who reports to the Executive Chairman and Chief Executive Officer. The CISO also reports to the Chief Risk and Compliance Officer to align IT Risk Management with Corporate Risk Management. The CISO has 40 years of IT experience, with over 20 of those focused on IT security functions and strategies, and team members have extensive education and experience. Cybersecurity training is provided upon joining the team, annually and as needed.

The CISO holds monthly IT Risk Council meetings to promote alignment on emerging risks. The IT Security Team and the Council jointly monitor prevention, detection, mitigation and remediation efforts. Significant cyber risks or incidents are reported to the Audit and Finance Committee as appropriate, in addition to the annual cybersecurity update.

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

Research and development is headquartered at the Kodak Research Laboratories which is part of the Eastman Business Park ("EBP") in Rochester, New York, where Kodak conducts research and files patent applications for fundamental inventions. EBP is a more than 1,200-acre innovation and manufacturing hub, which features a comprehensive set of technology, transportation and utility infrastructure assets. The complex features an on-site rail, wastewater treatment facility and manufacturing, distribution, lab and office space. Kodak owns over 600 acres of EBP with the other 600 acres owned by unrelated third parties. Kodak uses and leases out its space at EBP as part of its strategy of adaptive and effective reuse of infrastructure, services, buildings and land.

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

Name	Age	Positions Held
James V. Continenza	63	Executive Chairman and Chief Executive Officer
David E. Bullwinkle	51	Chief Financial Officer and Senior Vice President
Roger W. Byrd	60	General Counsel, Secretary and Senior Vice President
Richard T. Michaels	52	Chief Accounting Officer and Corporate Controller

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

Previously, Continenza also served on the boards of directors of Datasite LLC (formerly known as Merrill Corporation) from July 2013 to December 2020 and Cenveo Corporation, an industry leader in transformative publishing solutions, from September 2018 to September 2022.

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

There were 537 shareholders of record of common stock on March 6, 2026.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

DIVIDEND INFORMATION

No dividends on common stock were declared or paid during 2025 or 2024.

Dividends for common shareholders may be restricted under Kodak’s debt and preferred stock agreements.

PERFORMANCE GRAPH

The following is not deemed “filed” with the SEC and shall not be incorporated by reference into any filing Kodak makes under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing. The graph below shows Eastman Kodak Company's cumulative 5-Year total shareholder return on common stock, the cumulative total returns of the Russell 2000 index and the S&P 600 Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

Comparison of 5 Year Cumulative Total Return
Among Eastman Kodak Company, the Russell 2000 Index, and the S&P Small Cap 600 Information Technology Index
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Eastman Kodak Company
Russell 2000
S&P 600 Information Technology

The stock price performance included in this graph is not indicative of, or intended to forecast, future stock price performance.

Sales of unregistered securities during the year ended December 31, 2025

None.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE QUARTER ENDED December 31, 2025

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (2)
October 1 through 31, 2025	3,547	$6.61	N/A	N/A
November 1 through 30, 2025	102,241	$7.64	N/A	N/A
December 1 through 31, 2025	1,354,462	$8.30	N/A	N/A
Total	1,460,250	$8.25

(1)
These purchases were made to satisfy payment of tax withholding obligations or the exercise price in connection with the vesting of restricted stock units or exercise of stock options issued to employees.

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
•
Changes in commodity prices, tariff rates, foreign currency exchange rates and interest rates;
•
Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak's continued ability to manage world-wide cash through intercompany loans, distributions and other mechanisms, and Kodak's ability to provide or facilitate financing for its customers;
•
Kodak’s ability to fund continued investments, capital needs and collateral requirements and service its debt and Series B Preferred Stock;
•
The impact of the global economic environment, including inflationary pressures, geopolitical issues, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, medical epidemics and Kodak’s ability to effectively mitigate or recoup the associated increased costs of aluminum, silver and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;
•
Kodak’s ability to effectively compete with large, well-financed industry participants or with competitors whose cost structure is lower than Kodak’s;
•
The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by geopolitical issues, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and commodity supply constraints;
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

Future events and other factors may cause Kodak’s actual results or outcomes to differ materially from the forward–looking statements. All forward–looking statements attributable to Kodak or persons acting on its behalf apply only as of the date of this report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this document. Kodak undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

EXECUTIVE OVERVIEW

The following MD&A provides a historical and prospective narrative on the Company’s financial condition and results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Cross references to Notes in this MD&A are to the Notes in the Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data". The discussion of the Company’s financial condition and results of operations for the year ended December 31, 2024 compared to 2023 is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024.

Consolidated revenues in the year ended December 31, 2025 were $1.069 billion, an increase of $26 million (2%) from 2024. Currency fluctuations impacted revenue favorably in 2025 compared to 2024 ($11 million).

Print revenues, which accounted for 67% of Kodak’s total revenues in 2025, declined by $22 million (3%) compared to 2024. Advanced Materials and Chemicals revenue improved $45 million (17%) from 2024 to 2025.

Economic Environment and Other Global Events

Kodak's products are sold and serviced in numerous countries across the globe with more than half of sales generated outside the U.S. Current global economic conditions remain highly volatile due to the uncertain and unpredictable macroeconomic environment, heightened levels of inflation, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, fluctuations in commodity prices and other global events which impacted Kodak’s operations.

The U.S. government imposed new tariffs on a range of imported goods, including aluminum, steel and certain raw materials and component parts used in Kodak’s manufacturing and supply chain. The tariffs imposed have resulted in increased manufacturing costs which the Company has been able to largely mitigate through pricing actions, supplier negotiations, obtaining certain exemptions and other cost savings measures. As a result of these actions, the tariffs that have been enacted or expanded by the U.S. did not have a material adverse effect on Kodak’s operations, financial condition or cash flows for the year ended December 31, 2025.

Kodak continues to actively monitor the developments related to tariffs and to assess additional actions that may be taken to mitigate the effects of future tariff changes, including further pricing actions, additional cost reduction measures, securing alternative suppliers and evaluating potential changes to the Company’s manufacturing footprint.

However, there is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs, any exceptions or exemptions that are or may become available and the timing of their implementation, amount and scope, all of which could have a material adverse effect on Kodak’s business, financial condition and results of operations.

Kodak has experienced revenue declines primarily within its Print segment due to a slowdown in customer demand largely for plates related to global economic conditions that have negatively impacted volume. The Print segment has implemented various pricing actions and customer-focused initiatives to reduce the impact of lower volumes on revenue. In addition, the Advanced Materials and Chemicals segment implemented various pricing actions primarily within its Industrial Films and Chemicals and Motion Picture businesses.

Kodak is experiencing increased manufacturing costs for certain businesses due to lower volumes and increases in labor, material and distribution costs, as well as supply chain disruptions and shortages in materials and labor. In addition to the pricing actions and customer-focused initiatives described above, Kodak has implemented supply chain and workforce optimization, productivity improvements and other cost savings activities. The combined actions have largely mitigated the impact of increased manufacturing costs. However, the potential worsening of economic conditions, continued decreases in volume and increases in manufacturing and other costs without further price increases, productivity improvements or other cost saving measures, could unfavorably impact Kodak's operating results.

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

Following the cessation of U.S. plate manufacturing operations by Kodak’s key competitors, Kodak has faced increasing competition in the U.S. from low-priced plates imported from China and Japan. On September 28, 2023, Kodak filed petitions with the U.S. Department of Commerce ("Commerce Department") and the U.S. International Trade Commission ("ITC") requesting relief from unfairly traded imports of plates from China and Japan in the form of the imposition of anti-dumping and/or countervailing duties on such imported plates. After making an affirmative preliminary determination on November 15, 2023, on October 22, 2024 the ITC made a final determination that a U.S. industry is materially injured by reason of imports of aluminum lithographic printing plates from China and Japan that the Commerce Department has determined are sold at less than fair value and subsidized by the government of China. The Commerce Department conducted investigations to determine dumping and subsidy margins against imports of plates manufactured in China and Japan. The Commerce Department announced preliminary findings in its countervailing duty investigation on imports of plates manufactured in China on February 27, 2024 and announced preliminary findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan on April 26, 2024, which were amended with respect to plates from China on May 28, 2024. The Commerce Department announced final findings in its anti-dumping duty investigations on imports of plates manufactured in China and Japan and its countervailing duty investigation on imports of plates manufactured in China on September 23, 2024. As a result of the determinations by the ITC and Commerce Department, duties are now being imposed on U.S. imports of plates as follows: (i) anti-dumping duties of 115.84% on such plates manufactured in China by Fuji and 317.43% on such plates manufactured in China by other entities (in each case, imposed on plates imported on or after May 1, 2024), (ii) countervailing duties of 35.66% on practically all such plates manufactured in China (imposed on plates imported on or after March 1, 2024), and (iii) anti-dumping duties of 91.83% on practically all such plates manufactured in Japan (imposed on plates imported on or after May 1, 2024). Fuji appealed the ITC’s material injury determination and, on February 18, 2026, the United States Court of International Trade remanded ITC’s determination on procedural grounds for further analysis and documentation; however, the collection of the duties continues during the pendency of the appeal notwithstanding this remand. There can be no assurance that the duties imposed on imported plates will provide Kodak effective relief and will not be reduced or impaired by any appeal or other challenge.

Kodak is monitoring the events surrounding the war in Iran and other conflicts involving Israel and the impact on the operations of its Israel subsidiary. While the potential impact of future developments related to these conflicts is difficult to predict at this time, Kodak has been able to adapt its operations to avoid material disruption to its business. The direct operations of Kodak’s Israel subsidiary were less than 1% of total consolidated revenue and assets in 2025.

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

The war in Ukraine and the international response have disrupted Kodak’s ability to operate its Russian subsidiary in the ordinary course, affecting its ability to pay vendors and employees, receive amounts owed from customers in Russia and deliver product. Kodak is in the process of an orderly winding down of its Russian subsidiary and has ceased its direct Russian operations. The direct operations of Kodak’s Russian subsidiary did not have a material impact on the Company’s financial statements (less than 1% of total consolidated revenues and assets for 2025, 2024 and 2023), and there were no material impacts to the consolidated results of operations for the years ended December 31, 2025 and 2024 from the wind-down activities.

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

Business Overview and Strategy:

Segments within the print industry and the film industry face competition from digital substitution. Kodak’s strategy is to:

•
Focus product investment in core competency areas of advanced materials and print, leveraging Kodak’s proprietary technologies to deliver technologically advanced products;
•
Promote the use of film and expand the applications of Kodak’s film and chemicals to best utilize the existing infrastructure; and
•
Continue to invest in automation and streamline processes to drive cost reductions and operating efficiencies and generate profitable revenues through a focus on customers.

A discussion of opportunities and challenges related to Kodak’s strategy follows:

•
Advanced Materials and Chemicals segment is using Kodak's deep expertise in chemistry and strengths in deposition and coating processes that come from decades of experience in film manufacturing to work on new initiatives:
•
EV/Energy Storage Battery Material Manufacturing - Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak utilizes its pilot coating facility to conduct development of coated electrodes for a variety of battery, fuel cell, and solar film companies as well as low volume manufacturing of electrodes. Kodak has utilized an existing production coating facility to manufacture coated substrates for EV cell assembly. Investment in this production facility began in 2025 and will continue into 2026 to expand volume of battery components manufactured at the facility. On July 13, 2022, Kodak invested $25 million to acquire a minority preferred equity interest in Wildcat Discovery Technologies, Inc. ("Wildcat"), a private technology company that uses proprietary methods to research and develop new battery materials, including an EV battery. During 2025, Kodak recorded impairment charges of $22 million to its Wildcat investment due to various strategic options and alternatives implemented by Wildcat due to the current economic environment. In February 2026, Wildcat merged with another company and as a result Kodak’s equity interest in Wildcat was converted into the right to receive cash proceeds of approximately $4 million in 2026 and the potential for contingent earn-out payments upon Wildcat achieving certain development and commercialization milestones. Kodak received approximately $2 million of cash proceeds in March 2026.
•
Pharmaceuticals Manufacturing - Kodak has completed construction of its cGMP lab and manufacturing facility at EBP in 2025 and is now certified to manufacture reagents for certain healthcare applications. Kodak plans to expand the product offering over time and is in the process of applying for ISO 13485 certification for medical device quality management systems.
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
•
Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at EBP, which helps cost absorption for both Kodak operations and tenants at EBP. Kodak has invested in film manufacturing to increase capacity and to grow different initiatives in film. In the fourth quarter of 2025, Kodak launched its own direct distribution brand of still films which aim to provide distributors, retailers and consumers with more stable pricing and a broader, more reliable supply.
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

RESULTS OF OPERATIONS

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of	$ Change vs.
(in millions)	2025	Sales	2024	Sales	2024
Revenues	$1,069		$1,043		$26
Cost of revenues	837		840		(3)
Gross profit	232	22%	203	19%	29
Selling, general and administrative expenses	174	16%	179	17%	(5)
Research and development costs	33	3%	33	3%	—
Restructuring costs and other	21	2%	8	1%	13
Other operating expense (income), net	4	0%	(10)	(1%)	14
(Loss) earnings from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges (income), net and income taxes	—	—	(7)	(1%)	7
Interest expense	62	6%	59	6%	3
Pension income excluding service cost component	(128)	(12%)	(173)	(17%)	45
Loss on early extinguishment of debt	7	1%	—	—	7
Other charges (income), net	171	16%	(3)	(0%)	174
(Loss) earnings from continuing operations before income taxes	(112)	(10%)	110	11%	(222)
Provision for income taxes	16	1%	8	1%	8
NET (LOSS) EARNINGS	$(128)	(12%)	$102	10%	$(230)

Revenues

For the year ended December 31, 2025, revenues increased approximately $26 million compared with 2024 primarily due to improved pricing in Print ($29 million) and Advanced Materials and Chemicals ($26 million), higher volume in Advanced Materials and Chemicals ($19 million), favorable foreign currency fluctuations ($11 million) and higher volume in Brand ($3 million), partially offset by lower volume in Print ($62 million). See segment discussions for additional details.

Gross Profit

Gross profit for 2025 increased approximately $29 million compared with 2024, primarily due to improved pricing in Print ($27 million) and Advanced Materials and Chemicals ($24 million), lower inventory reserve adjustments for Electrophotographic Printing Solutions ("EPS") compared to the prior year ($5 million), higher volume in Advanced Materials and Chemicals ($4 million) and Brand ($3 million) and favorable foreign currency fluctuations ($1 million). These favorable impacts were partially offset by higher manufacturing costs in Print ($11 million) and Advanced Materials and Chemicals ($7 million), higher aluminum costs ($9 million) and lower volumes in Print ($7 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated Selling, General & Administrative expenses (SG&A) decreased $5 million in 2025 compared with 2024 primarily due to a decline in selling and administrative costs ($5 million) related to lower spending on organizational changes compared to the prior year, along with a decline in consulting and project costs ($1 million) primarily related to an insurance reimbursement received in the second quarter of 2025 and a decline in equity compensation costs ($1 million). These favorable impacts were partially offset by the net change in employee benefit reserves ($2 million).

Research and Development Costs

Consolidated R&D expenses were flat in 2025 compared with 2024.

Restructuring Costs and Other

These costs, as well as restructuring costs reported in Cost of revenues, are discussed under the "Restructuring Costs and Other" section in this MD&A and Note 19, “Restructuring Costs and Other."

Interest Expense

Interest expense increased by $3 million in 2025 compared to 2024 primarily due to higher debt discount amortization resulting from the characterization of the Term Loans as short-term liabilities in the second quarter of 2025 due to a “springing maturity” tied to the mandatory redemption date of the Series B Preferred Stock. The Term Loans were amended on November 4, 2025 to prevent the mandatory redemption of Series B Preferred Stock from accelerating the August 15, 2028 maturity date of the Term Loans. Refer to Note 9, “Debt and Credit Facilities” for further information.

Other Operating Expense (Income), Net

For details, refer to Note 16, “Other Operating Expense (Income), Net.”

Pension Income

For details, refer to Note 20, “Retirement Plans."

Loss on Early Extinguishment of Debt

For details, refer to Note 9, "Debt and Credit Facilities."

Other Charges (Income), Net

For details, refer to Note 17, “Other Charges (Income), Net.”

Provision for Income Taxes

For details, refer to Note 18, “Income Taxes.”

DETAILED RESULTS OF OPERATIONS

Net Revenues from Continuing Operations by Reportable Segment

	Year Ended December 31,
	2025	2024
(in millions)
Print	$715	$737
Advanced Materials and Chemicals	316	271
Brand	23	20
Total of reportable segments	1,054	1,028
All Other revenues	15	15
Consolidated total	$1,069	$1,043

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents the consolidated (loss) earnings from continuing operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; loss on early extinguishment of debt; other operating (expense) income, net and other (charges) income, net.

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Year Ended December 31,
(in millions)	2025	2024
Print	$3	$(8)
Advanced Materials and Chemicals	39	17
Brand	20	17
All Other Operational EBITDA	2	2
Depreciation and amortization	(29)	(28)
Restructuring costs and other	(21)	(8)
Stock-based compensation	(5)	(6)
Consulting and other costs (1)	—	(1)
Idle costs (2)	(5)	(2)
Other operating (expense) income, net (3)	(4)	10
Interest expense (3)	(62)	(59)
Pension income excluding service cost component (3)	128	173
Loss on early extinguishment of debt	(7)	—
Other (charges) income, net (3)	(171)	3
Consolidated (loss) earnings from continuing operations before income taxes	$(112)	$110

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs include $1 million of income in the year ended December 31, 2025, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)
As reported in the Consolidated Statement of Operations.

In 2025, Kodak increased employee benefit reserves by $2 million primarily reflecting an increase in other employee benefit reserves of $4 million, partially offset by a decrease in workers’ compensation reserves of approximately $1 million driven by changes in discount rates and a decrease in other employee benefit reserves of $1 million, driven by favorable experience. The increase in reserves in 2025 impacted SG&A by approximately $2 million.

In 2024, Kodak decreased employee benefit reserves by $2 million primarily reflecting a reduction in workers’ compensation reserves driven by changes in discount rates. The decrease in reserves in 2024 impacted gross profit and SG&A each by approximately $1 million.

PRINT SEGMENT

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Revenues	$715	$737	$(22)

Operational EBITDA	3	(8)	11
Operational EBITDA as a % of revenues	0%	(1%)

Revenues

The decrease in Print revenues of approximately $22 million in 2025 primarily reflected reduced volumes in Prepress Solutions ($40 million), EPS ($16 million), Prosper ($4 million) and Software ($2 million). These unfavorable impacts were partially offset by improved pricing in Prepress Solutions ($19 million), Prosper ($7 million) and EPS ($3 million) and favorable foreign currency fluctuations ($10 million).

Operational EBITDA

Print Operational EBITDA improved approximately $11 million in 2025 primarily related to improved pricing in Prepress Solutions ($17 million), Prosper ($7 million) and EPS ($3 million), lower SG&A costs ($5 million), lower inventory reserve adjustments for EPS compared to the prior year ($5 million), and higher volumes in EPS ($4 million). These favorable impacts were partially offset by higher manufacturing costs ($11 million) and aluminum costs ($9 million) and lower volumes in Prepress Solutions ($7 million), Prosper ($2 million) and Software ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Revenues	$316	$271	$45

Operational EBITDA	39	17	22
Operational EBITDA as a % of revenues	12%	6%

Revenues

The improvement in Advanced Materials and Chemicals revenues of approximately $45 million in 2025 was primarily the result of improved pricing in Industrial Film and Chemicals ($18 million) and Motion Picture ($8 million), volume increases in Industrial Film and Chemicals ($13 million) and Motion Picture ($6 million) and favorable foreign currency fluctuations ($1 million).

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA improved approximately $22 million in 2025, primarily related to improved pricing in Industrial Film and Chemicals ($18 million) and Motion Picture ($6 million), higher volumes in Motion Picture and Industrial Film and Chemicals (each $2 million) and favorable foreign currency fluctuations ($1 million), partially offset by higher manufacturing costs ($7 million).

BRAND SEGMENT

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Revenues	$23	$20	$3

Operational EBITDA	20	17	3
Operational EBITDA as a % of revenues	87%	85%

Revenues

Brand revenues for 2025 improved by $3 million due to higher volumes.

Operational EBITDA

Brand Operational EBITDA for 2025 improved by $3 million due to higher volumes.

RESTRUCTURING COSTS AND OTHER

2025

Restructuring actions taken in 2025 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales and administrative, and research and development functions.

As a result of these actions, for the year ended December 31, 2025, Kodak recorded $21 million of charges of which $20 million were reported in Restructuring costs and other and $1 million were reported in Cost of revenues in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $9 million for the year ended December 31, 2025.

The restructuring actions implemented in 2025 are expected to generate future annual cash savings of approximately $23 million. These savings are expected to reduce future annual Cost of revenues, SG&A expenses and R&D costs by $13 million, $6 million and $4 million, respectively. Kodak expects the majority of the annual savings to take effect by the end of 2026 as actions are completed. See Note 19, “Restructuring Costs and Other” for additional information on Kodak’s restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the year with a cash balance of $337 million, an increase of $136 million from December 31, 2024, primarily driven by the cash received from the settlement and reversion of assets from the Kodak Retirement Income Plan ("KRIP").

During the fourth quarter of 2025, Kodak received $144 million in net cash from the reversion of assets from KRIP to the Company, after required debt payments and payment of excise taxes, and $158 million of investment assets, of which $9 million of cash proceeds was received from these investment assets subsequent to the reversion to the Company. In January 2026, Kodak received $44 million of additional cash proceeds from the redemption of a portion of these investments and expects to receive an additional $55 million in cash proceeds by December 31, 2026. The remaining value of the investment assets is expected to be converted to cash primarily in 2027 and 2028. See the “Kodak Retirement Income Plan” section below for additional details.

Available liquidity includes existing cash and cash equivalent balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At December 31, 2025 and 2024, approximately $231 million and $118 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $106 million and $83 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of December 31, 2025 and 2024, outstanding intercompany loans to the U.S. were $509 million and $483 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $235 million and $208 million, respectively. In China, where approximately $35 million and $29 million of cash and cash equivalents was held as of December 31, 2025 and 2024, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $60 million (or $75 million after the Deleveraging Milestone Date) in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2024, the proceeds of which were in turn loaned to the Company. The terms of the intercompany loan were modified during the fourth quarter of 2024 to extend the maturity date to November 16, 2026 and for the Company to make efforts to repay the outstanding loan balance prior to maturity. The prior intercompany loan agreement provided for it to be repaid over two years in four equal $20 million installments, the first of which was due by November 16, 2023 with the remaining installments due in 2024. The Company paid $2 million in the first quarter of 2024 and $10 million in the second quarter of 2024 towards the first $20 million installment. The outstanding amount of the intercompany loan as of December 31, 2025 was $68 million. The Company is evaluating repayment alternatives for the current loan agreement which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.

Kodak's cash flows continue to be negatively impacted by volume declines, higher manufacturing costs and increased labor, material and distribution costs, supply chain disruptions and shortages in materials and labor. The impacts from price increases, savings relating to rationalization, cost reductions and operational efficiencies and supply chain-related cost improvements continue to positively impact Kodak’s operations.

On March 11, 2026 (the “Amendment Date”), the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company which amended certain terms of the Series B Certificate of Designations (the “2026 Series B Amendment”). The 2026 Series B Amendment provides (i) if any shares of Series B Preferred Stock have not been converted prior to June 11, 2029, the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends, (ii) holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.0% per annum, (iii) each share of Series B Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at a conversion price of $10.00 per share (subject to certain customary anti-dilution adjustments) and (iv) the Company has the right to cause the mandatory conversion of the Series B Preferred Stock into shares of Common Stock in three tranches of the Series B Preferred Stock if the closing price of the Common Stock has for 45 trading days within a period of 60 consecutive trading days a) equaled or exceeded $14.50 after eighteen months from the Amendment Date, b) equaled or exceeded $15.50 after twenty four months from the Amendment Date and c) equaled or exceeded $16.50 after thirty months from the Amendment Date (in each case, the amounts per share is subject to adjustment in the same manner as the conversion price).

On May 21, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), pursuant to which the Company may offer and sell up to $100 million of shares of the Company’s common stock (the “shares”), from time to time, in “at-the-market” offerings through BofA, as sales agent or as principal. During 2025, the Company sold 200,000 shares pursuant to the Sales Agreement for net proceeds of approximately $1 million. The Company used the net proceeds from the sale of the shares for general corporate purposes.

On November 4, 2025, the Company and the Subsidiary Guarantors entered into the Third Amendment to the Amended and Restated Credit Agreement (the “November 2025 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent. The November 2025 Term Loan Credit Agreement Amendment (i) removed the mandatory redemption of Series B Preferred Stock as a basis for accelerating the August 15, 2028 maturity date of the Term Loans, (ii) eliminated the mandatory prepayment obligation requiring Kodak to use 50% of the net cash proceeds from certain transactions to prepay Term Loans below $200 million, (iii) provided the Company the option to prepay the Term Loans after May 15, 2026 with cash proceeds from certain transactions plus a 4% prepayment fee, (iv) removed limitations on restricted payments on the repurchase or redemption of the Series B Preferred Stock subject to certain restrictions and (v) removed the requirement to include reversion proceeds not used to prepay Term Loans in the calculation of Excess Cash Flow as defined in the Amended and Restated Term Loan Credit Agreement.

On November 4, 2025, the Company and the Subsidiary Guarantors entered into Amendment No. 4 to the Letter of Credit Facility Agreement (the “November 2025 L/C Facility Amendment”) with the L/C Lenders and Bank of America, N.A. The November 2025 L/C Facility Amendment (i) removed the mandatory redemption of Series B Preferred Stock as a basis for accelerating the maturity date of the facility, resulting in the maturity date of the facility being May 17, 2028, the date that is 90 days prior to the maturity date of the Term Loans, and (ii) removed limitations on restricted payments on the repurchase or redemption of the Series B Preferred Stock subject to certain restrictions.

On March 11, 2026, the Company and the Subsidiary Guarantors entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “March 2026 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent. The March 2026 Term Loan Credit Agreement Amendment requires the Company to pay $50 million of the Term Loans on or before March 18, 2026 and $50 million on or before June 1, 2026, in each case plus a 1% prepayment fee.

The economic uncertainties surrounding the current inflationary environment and other global events represent additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the impact of rising costs of labor, commodity and distribution costs and increased product costs from tariffs, the wars in Ukraine and Iran and the other conflicts involving Israel, and other factors such as the ability to continue to secure raw materials and components, the ability to increase prices to offset rising product costs or how quickly and to what extent normal economic and operating conditions can resume.

The cash proceeds from the KRIP reversion and additional cash proceeds expected from the redemption or other monetization of investment assets provides additional liquidity to the Company to adequately fund on‐going operations and to invest in growth opportunities in Kodak’s businesses of print and advanced materials and chemicals and for corporate infrastructure investments expected to contribute to improvements in cash flow.

Kodak's plans to return to sustainable positive cash flow include generating profitable revenues through continued pricing actions and customer-focused initiatives, invest in new product innovation to drive growth, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in IT systems to drive operational efficiencies, effectively managing world-wide cash through intercompany loans, distributions or other mechanisms, generating cash from selling and leasing underutilized assets or through new licensing opportunities and implementing ways to reduce cash collateral needs.

Kodak believes its liquidity position is adequate to fund operations, meet its obligations and provide the flexibility to respond as necessary to ordinary changes in the business and economic environment within twelve months as of the filing of this Form 10-K.

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

On October 21, 2025, the annuity obligations with respect to all KRIP annuitants (approximately 27,000 participants and beneficiaries) representing approximately $1.8 billion of pension obligation was transferred to Metropolitan Tower Life Insurance Company through the purchase of a group annuity contract, the premium for which was funded directly and solely by the assets of KRIP. In addition, on October 1, 2025, KRIP settled approximately $76 million of pension obligations through lump-sum payments to deferred vested participants and on October 31, 2025, KRIP settled approximately $157 million of pension obligations through lump-sum payments to active participants. On November 26, 2025, KRIP transferred its sole remaining liabilities and associated cash of approximately $13 million for missing participants to the Pension Benefit Guaranty Corporation missing program. As a result, all pension obligations under KRIP had been fully settled and the excess pension assets of $1.023 billion (the “Reversion Assets”) as of November 26, 2025 (the “Reversion Date”) reverted to the Company.

The Reversion Assets were comprised of cash of $614 million and investment assets valued at $409 million. The Company directed 25% of the Reversion Assets, consisting of $5 million of cash and $251 million of investment assets, to the Kodak Cash Balance Plan that will provide benefits to the Company’s employees for the foreseeable future without additional cash cost to the Company. The remaining cash of $609 million and investments valued at $158 million were distributed to the Company.

On November 28, 2025, the Company used $312 million of cash proceeds received from the Reversion Assets to repay outstanding term loans, which represented the principal amount of the Term Loans required to reduce the outstanding balance to $200 million plus accrued interest and prepayment premium, in accordance with the terms of the November 2025 Term Loan Credit Agreement Amendment.

On December 30, 2025, Kodak paid $153 million from the cash proceeds received from the Reversion Assets to satisfy the 20% excise tax on the remaining surplus from the reversion of assets from KRIP to the Company after capitalization of the Kodak Cash Balance Plan.

The $158 million of investment assets received by the Company from the Reversion Assets are primarily hedge fund investments which are in redemption. Subsequent to the Reversion Date, Kodak received $9 million of cash proceeds from these investments in December 2025. The total fair value of these investments as of December 31, 2025 approximated $152 million. In January 2026, Kodak received $44 million of additional cash proceeds from the redemption of a portion of these investments and expects to receive an additional $55 million in cash proceeds by December 31, 2026. The remaining value of the investment assets is expected to be converted to cash primarily in 2027 and 2028. The actual amount and timing of cash received from the investment assets will fluctuate based on the investment performance of the investments during the redemption period and could be adversely impacted by other events that could affect the value of those investments.

Amended and Restated Letter of Credit Facility Agreement

Approximately $24 million and $27 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of December 31, 2025 and 2024, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $25 million and $29 million at December 31, 2025 and 2024, respectively, which was classified as Restricted Cash.

Cash Flow:

Cash, cash equivalents and restricted cash balances were as follows:

	As of December 31,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash	$442	$301

Cash Flow Activity

	Year Ended December 31,		Year-Over-
(in millions)	2025	2024	Year Change
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$480	$(7)	$487

Cash flows from investing activities:
Net cash used in investing activities	(29)	(39)	10

Cash flows from financing activities:
Net cash used in financing activities	(314)	(23)	(291)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(7)	11

Net increase (decrease) in cash, cash equivalents and restricted cash	$141	$(76)	$217

Operating Activities

Net cash from operating activities increased $487 million for the year ended December 31, 2025 as compared with the prior year primarily due to cash proceeds received from Reversion Assets from KRIP of $618 million and a decrease in inventory and improved earnings from operations, which were partially offset by a $153 million payment of excise tax on KRIP reversion asset surplus and a decrease in cash proceeds related to brand licensing of $35 million.

Investing Activities

Net cash used in investing activities decreased $10 million for the year ended December 31, 2025 as compared to the prior year due to a decrease in capital expenditures ($22 million) partially offset by a decline in proceeds from the sale of assets ($12 million).

Financing Activities

Net cash used in financing activities increased $291 million in the year ended December 31, 2025 compared to the prior year, primarily due the repayment of the Term Loans ($306 million) with cash proceeds from Reversion Assets.

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

Based on the legacy nature of the Company’s workers’ compensation obligations, the undiscounted actuarial obligation has been declining and the Company expects this trend to continue. While it may not be indicative of the rate of future declines, the undiscounted actuarial liability declined by an average of $5 million per year between 2014 and 2025. Accordingly, subject to the possibility of other changes to the calculation of required security deposits by the NYS WCB, the Company expects the amount of the required security deposits to decline over time and the gradual return of the security deposits that have been made or the capital used to support such security deposits.

In the third quarter of 2023, the Company deposited $68 million directly with the NYS WCB and cancelled the corresponding letter of credit supporting the associated liability. As of December 31, 2025, the Company had $45 million of surety bonds and $30 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $32 million of cash and the Company could be required to provide up to $13 million of additional cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 7.5% per annum and 5.0% per annum PIK or in cash at the Company’s option. The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the Cash Interest Payment entirely in PIK for the next six quarterly interest payments. The Company elected to pay the Cash Interest Payment for the second and third quarters of 2025 entirely in PIK and the fourth quarter Cash Interest Payment entirely in cash. In addition, the holders of the Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. Until the second quarter of 2025, all dividends owed on the Series B Preferred Stock were declared and paid when due. No quarterly cash dividend was declared in the second, third and fourth quarters of 2025. The dividends for these quarters were paid in February 2026.

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

Defined Benefit Pension and Postretirement Plans

Kodak made contributions (funded plans) or paid net benefits (unfunded plans) totaling approximately $14 million relating to its non-U.S. defined benefit pension and postretirement benefit plans in 2025. For 2026, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its non-U.S. defined benefit pension and postretirement plans are approximately $10 million. Kodak expects benefit payments (unfunded plans) related to its non-major U.S. plans to be less than $1 million.

Capital Expenditures

Cash flows from investing activities included $34 million for capital expenditures for the year ended December 31, 2025. Kodak expects approximately $45 million to $55 million of cash flows for investing activities from capital expenditures for the year ending December 31, 2026.

BEPS Pillar 2

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that imposed a global minimum tax rate of 15%. Numerous countries, including European Union member states, enacted legislation that took effect on January 1, 2024. To mitigate the administrative burden in complying with the OECD Global BEPS rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor” ("Safe Harbor"). This transitional Safe Harbor applies for fiscal years beginning on or before December 31, 2026. Under the Safe Harbor, the top-up tax for such jurisdiction is deemed to be zero, provided that at least one of the Safe Harbor tests is met for the jurisdiction.

Kodak was able to avail itself of the Pillar 2 transitional safe harbor rules in most of the jurisdictions in which it operates. As of December 31, 2025, the impact of Pillar 2 legislation was immaterial to Kodak.

General implementation of the Global minimum tax (by non-US taxing authorities) became effective January 1, 2025. Kodak’s policy is to recognize the impact related to Pillar 2 transitional safe harbor as period costs. The Company believes that it will continue to benefit from the Safe Harbor provisions and that there will not be a material impact to the financial statements.

Kodak will continue to monitor the legislative developments of Pillar 2 framework in the jurisdictions in which the Company operates.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2025
(in millions)	Total	2026	2027	2028	2029	2030	2031+
Long-term debt (1)	$212	$2	$2	$201	$1	$1	$5
Interest payments on debt (2)	79	27	26	23	1	1	1
Operating lease obligations	60	16	14	8	7	5	10
Purchase obligations (3)	26	8	6	9	1	1	1
Convertible Series B preferred stock cash dividends (4)	5	5	—	—	—	—	—
Total (5) (6) (7)	$382	$58	$48	$241	$10	$8	$17

(1)
Represents the maturity values of Kodak's long-term debt obligations as of December 31, 2025. The contractual obligations do not reflect any contingent mandatory annual principal prepayments that may be required to be made upon achieving certain excess cash flow targets or from the Net Proceeds from the sale of Target Non-Core Assets, as such terms are defined in the Amended and Restated Term Loan Credit Agreement. Refer to Note 9, "Debt and Credit Facilities."
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
(4)
On February 26, 2021, the Company issued 1,000,000 shares of Series B Preferred Stock with a liquidation preference of $100 per share. The holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4% per annum. If holders of the Series B Preferred stock convert their shares into common stock, dividends will decrease. The Company is required to redeem all shares not converted prior to May 28, 2026 at $100 per share plus the amount of any accrued and unpaid dividends. Due to uncertainty regarding the number of shares that will be redeemed, the redemption amount has not been included in the above table. Refer to Note 10, "Redeemable, Convertible Preferred Stock."
(5)
Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 18, “Income Taxes,” for additional information regarding Kodak's uncertain tax positions.
(6)
For 2026, the Company currently forecasts $10 million in contributions and net benefit payments for its Non-U.S. major defined benefit retirement plans and other postretirement benefit plans. Expected contributions are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes.
(7)
Because timing of their future cash outflows is uncertain, the other long-term liabilities presented in Note 8, “Other Long-Term Liabilities,” are excluded from this table.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are more fully described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” The accounting policies most critical to the preparation of the consolidated financial statements and requiring the most difficult, subjective or complex judgments are described below.

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

Kodak’s ability to utilize its U.S. net operating losses (“NOLs”) and tax credits may be subject to limitations imposed by Section 382 of the Internal Revenue Code. Section 382 limits the utilization of NOLs in the event of significant changes in the stock ownership of the Company. An ownership change occurs if, among other things, the aggregate ownership of stockholders owning five percent of Kodak’s stock increases by more than 50 percentage points over a three-year rolling period. An ownership change can also occur with other items, such as the sale of Kodak shares that are owned by its 5% shareholders. Future transactions, when combined with reported transactions within the testing period, could aggregate an ownership change during the testing period in excess of 50 percentage points.

A Section 382 ownership change would significantly impair Kodak’s ability to utilize NOLs and tax credits in the U.S. As of December 31, 2025, Kodak had available U.S. NOL carry-forwards for income tax purposes of approximately $1,906 million and unused foreign tax credits of $37 million. Any impairment of these tax attributes would be fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which would result in no net tax provision.

Kodak intends to repatriate its offshore earnings when prudent. Accordingly, it recorded deferred tax liabilities of $15 million for potential taxes on undistributed earnings as of both December 31, 2025 and 2024. These taxes are primarily attributable to foreign withholding taxes.

Kodak operates within multiple taxing jurisdictions worldwide and is subject to audits in these jurisdictions. These audits can involve complex issues, which may require many years to resolve. Management believes that adequate provisions have been made for such issues, however, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak. Conversely, if these issues are resolved favorably, the related provisions would be reduced, thus having a positive impact on earnings. Management’s ongoing assessments of the outcomes of these issues and related tax positions requires judgment.

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

During the fourth quarter of 2025, the Kodak Retirement Income Plan (“KRIP”) settled approximately $2 billion of pension obligations through a combination of lump sum payments to participants, the purchase of a group annuity contract and payment to the Pension Benefit Guaranty Corporation. As of the Reversion Date, KRIP reverted excess pension assets of $1.023 billion to the Company, of which $256 million was transferred to the Kodak Cash Balance Plan which is the replacement plan for KRIP.

Kodak concluded that it was probable that the criteria for settlement accounting for KRIP would be met in 2025 as the projected cost of all settlements would exceed the sum of the service cost and interest cost components of net periodic pension cost for the year. As a result, Kodak applied settlement accounting and remeasured KRIP for each of the first three quarterly periods in 2025 and as of the Reversion Date. The significant assumptions used in the quarterly remeasurements related to measuring KRIP on a termination basis specifically related to the assumed premiums for purchasing annuities to settle obligations, changes in discount rates and return on plan assets during the termination process. As KRIP’s pension obligations were fully settled as of November 26, 2025, Kodak recorded a settlement gain of $66 million in the fourth quarter of 2025 which represented the recognition of the remaining unrealized amounts for KRIP that were included as a component of accumulated other comprehensive loss in shareholders’ equity.

Historically, KRIP accounted for substantially all of Kodak’s net pension income and represented approximately 86% and 80%, respectively, of the total fair value of plan assets and PBO of the major defined benefit plans as of December 31, 2024. Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit plans was $45 million for 2025 and is expected to be approximately $2 million in 2026. The decrease relates to the settlement of

KRIP. Changes in discount rates or expected rates of return on plan assets for Kodak’s remaining defined benefit plans would not have a material impact on pension income or the PBO of the Company.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2025 and 2024, the fair value of open forward contracts would have decreased $19 million and $17 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

The majority of the Company’s debt is fixed rate debt. The fair market value of fixed-rate debt is sensitive to changes in interest rates. At December 31, 2025 and 2024, a 10% change in market interest rates would change the fair value of the Company’s debt by approximately $2 million and $6 million, respectively.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2025 was not significant to Kodak.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Eastman Kodak Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Kodak Retirement Income Plan (KRIP) – Remeasurement and Termination
Description of the Matter

As described in Note 20 to the consolidated financial statements, on January 21, 2025, the Board of Directors of Kodak approved the termination of KRIP, effective March 31, 2025. All pension obligations under KRIP had been fully settled and the excess pension assets of $1.023 billion as of November 26, 2025 (the “Reversion Date”) reverted to the Company. Kodak concluded that it was probable that the criteria for settlement accounting for KRIP would be met in 2025 as the projected cost of all settlements would exceed the sum of the service cost and interest cost components of net periodic pension cost for the year. As a result, Kodak applied settlement accounting and remeasured KRIP for each of the first three quarterly periods in 2025 and as of the Reversion Date.

Auditing the KRIP required more extensive audit effort due to the extent of transactions impacting the KRIP during the year, which included the remeasurement of the KRIP for each quarterly period in 2025 and as of the Reversion Date, and the impact on Kodak’s consolidated financial statements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls that address the risks of material misstatement relating to the KRIP remeasurement and termination transactions. For example, we tested the controls over management’s review of the remeasurement processes for each of the first three quarterly periods in 2025 and as of the Reversion Date.

Our audit procedures included, among others, evaluating the KRIP transactions completed during the year and the methodology used to apply settlement accounting and remeasure the KRIP projected benefit obligation for each quarterly period in 2025, and as of the Reversion Date. For example, we involved actuarial specialists to assist in evaluating management’s methodology for the remeasurement of the projected benefit obligation in the first quarter of 2025 and analytically compared the assumptions in each quarterly remeasurement and as of the Reversion Date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Rochester, New York

March 12, 2026

# of PCAOB ID	EY-42;	Auditor Name:	Ernst & Young	Auditor Location:	Rochester, New York, USA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastman Kodak Company

Opinion on Internal Control Over Financial Reporting

We have audited Eastman Kodak Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastman Kodak Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rochester, New York

March 12, 2026

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2025	2024	2023
Revenues
Sales	$917	$882	$917
Services	152	161	200
Total net revenues	1,069	1,043	1,117
Cost of revenues
Sales	730	720	765
Services	107	120	142
Total cost of revenues	837	840	907
Gross profit	232	203	210
Selling, general and administrative expenses	174	179	159
Research and development costs	33	33	34
Restructuring costs and other	21	8	7
Other operating expense (income), net	4	(10)	6
(Loss) earnings from continuing operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges (income), net and income taxes	—	(7)	4
Interest expense	62	59	52
Pension income excluding service cost component	(128)	(173)	(161)
Loss on early extinguishment of debt	7	—	27
Other charges (income), net	171	(3)	(1)
(Loss) earnings from continuing operations before income taxes	(112)	110	87
Provision for income taxes	16	8	12
NET (LOSS) EARNINGS	$(128)	$102	$75

Basic (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(1.78)	$0.97	$0.71

Diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders	$(1.78)	$0.90	$0.67

Number of common shares used in basic and diluted net (loss) earnings per share:
Basic	87.0	80.1	79.4
Diluted	87.0	92.3	90.5

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2025	2024	2023
NET (LOSS) EARNINGS	$(128)	$102	$75

Other comprehensive income (loss), net:
Currency translation adjustments	9	(16)	(8)
Pension and other postretirement benefit plan obligation activity, net of tax	(23)	(369)	(173)
Other comprehensive loss, net attributable to Eastman Kodak Company	(14)	(385)	(181)
COMPREHENSIVE LOSS, NET	$(142)	$(283)	$(106)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share data)

	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$337	$201
Trade receivables, net of allowances of $7 in both periods	145	138
Inventories, net	218	219
Other current assets	141	37
Total current assets	841	595
Property, plant and equipment, net	191	189
Goodwill	12	12
Intangible assets, net	17	20
Operating lease right-of-use assets	37	27
Restricted cash	96	92
Pension and other postretirement assets	302	989
Other long-term assets	121	77
TOTAL ASSETS	$1,617	$2,001

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$101	$120
Short-term borrowings and current portion of long-term debt	1	1
Current portion of operating leases	11	11
Other current liabilities	155	129
Total current liabilities	268	261
Long-term debt, net of current portion	208	466
Pension and other postretirement liabilities	191	197
Operating leases, net of current portion	30	21
Other long-term liabilities	207	197
Total liabilities	904	1,142

Commitments and contingencies (Note 12)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	99	218

Equity
Common stock, $0.01 par value	1	—
Additional paid in capital	1,278	1,150
Treasury stock, at cost	(26)	(12)
Accumulated deficit	(521)	(393)
Accumulated other comprehensive loss	(118)	(104)
Total equity	614	641
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,617	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)

				Accumulated			Redeemable
		Additional		Other			Convertible
	Common	Paid in	Accumulated	Comprehensive	Treasury		Preferred
	Stock	Capital	Deficit	Income (Loss)	Stock	Total	Stock (1)
Equity (deficit) as of December 31, 2022	$—	$1,160	$(570)	$462	$(11)	1,041	$203
Net earnings	—	—	75	—	—	75	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(8)	—	(8)	—
Pension and other postretirement liability adjustments	—	—	—	(173)	—	(173)	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(5)	—	—	—	(5)	5
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	7	—	—	—	7	—
Equity (deficit) as of December 31, 2023	$—	$1,156	$(495)	$281	$(11)	$931	$210
Net earnings	—	—	102	—	—	102	—
Other comprehensive loss (net of tax):
Currency translation adjustments	—	—	—	(16)	—	(16)	—
Pension and other postretirement liability adjustments	—	—	—	(369)	—	(369)	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(6)	—	—	—	(6)	6
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Treasury stock purchases (2)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	6	—	—	—	6	—
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218
Net loss	—	—	(128)	—	—	(128)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	9	—	9	—
Pension and other postretirement liability adjustments	—	—	—	(23)	—	(23)	—
Common shares issued under ATM equity offering program	—	1	—	—	—	1	—
Preferred stock cash and accrued dividends	—	(4)	—	—	—	(4)	—
Preferred stock in-kind dividends	—	(3)	—	—	—	(3)	3
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Series C preferred stock exchange for common stock	1	123	—	—	—	124	(123)
Treasury stock purchases (2)	—	7	—	—	(14)	(7)	—
Stock-based compensation	—	5	—	—	—	5	—
Equity (deficit) as of December 31, 2025	$1	$1,278	$(521)	$(118)	$(26)	$614	$99

(1)
There are 60 million shares of no-par value preferred stock authorized, 1.0 million, 2.2 million and 2.1 million of which were issued and outstanding at December 31, 2025, 2024 and 2023, respectively.

(2)
Represents purchases of common stock to satisfy tax withholding obligations or the exercise price for net-exercised stock options.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(128)	$102	$75
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	29	28	30
Pension and other postretirement income	(43)	(155)	(145)
Gain on settlement of Kodak Retirement Income Plan	(66)	—	—
Change in fair value of the Preferred Stock and Convertible Notes embedded derivatives	—	—	2
Asset impairments	24	4	5
Paid-in-kind interest expense	36	23	17
Stock based compensation	5	6	7
Non-cash changes in workers' compensation and other employee benefit reserves	(1)	(2)	(1)
Net gain on sales of assets	—	(17)	—
Loss on early extinguishment of debt	7	—	27
Cash proceeds received from reversion of assets from Kodak Retirement Income Plan	618	—	—
Provision (benefit) from deferred income taxes	3	(1)	(1)
Decrease (increase) in trade receivables	—	51	(16)
Decrease in miscellaneous receivables	1	1	6
Decrease (increase) in inventories	6	(7)	19
Decrease in trade accounts payable	(16)	(3)	(14)
(Decrease) increase in liabilities excluding borrowings and trade payables	(11)	(46)	21
Other items, net	16	9	6
Total adjustments	608	(109)	(37)
Net cash provided by (used in) operating activities	480	(7)	38

Cash flows from investing activities:
Additions to properties	(34)	(56)	(32)
Net proceeds from sales of assets	5	17	—
Net cash used in investing activities	(29)	(39)	(32)

Cash flows from financing activities:
Net proceeds from ATM equity offering program	1	—	—
Net proceeds from Amended and Restated Term Loan Agreement	—	—	435
Repayment of Original Term Loan Credit Agreement	—	—	(316)
Repayment of Convertible Notes	—	—	(28)
Other debt acquisition costs	—	—	(1)
Repayment of Amended and Restated Term Loan Agreement	(306)	(17)	—
Preferred stock cash dividend payments	(2)	(4)	(4)
Treasury stock purchases	(7)	(1)	—
Finance lease payments	—	(1)	(1)
Net cash (used in) provided by financing activities	(314)	(23)	85
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(7)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	141	(76)	91
Cash, cash equivalents and restricted cash, beginning of period	301	377	286
Cash, cash equivalents and restricted cash, end of period (1)	$442	$301	$377

Non-cash investing and financing items:
Non-cash investing activities:
Reversion of KRIP non-cash investment assets to Kodak	$148	$—	$—
Non-cash financing activities:
Series C preferred stock exchange to common stock	$124	$—	$—

(1)
Refer to Note 2, “Cash, Cash Equivalents and Restricted Cash” for the components of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOW (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for interest and income taxes was:
Interest (net of portion capitalized of $5 in 2025, $6 in 2024 and $3 in 2023)	$20	$31	$26
Income taxes paid (net of refunds) (1)	$11	$13	$9

(1) Disaggregation disclosures of income taxes paid (net of refunds) between federal, state and foreign sources are presented in Note 18, "Income Taxes" pursuant to Kodak's adoption of Accounting Standards Update ("ASU") 2023-09. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information related to the adoption of this ASU.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following is a description of the significant accounting policies of Eastman Kodak Company ("EKC" or "Kodak" or the "Company").

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

GOODWILL AND TRADENAME

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

WORKERS’ COMPENSATION

Kodak participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers’ compensation. The estimated liability for workers’ compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported. Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations. Refer to Note 7, “Other Current Liabilities” and Note 8, “Other Long-Term Liabilities” for the estimated liabilities. Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries. Estimated recoveries are not offset against the related accrual. The amount recorded for the estimated recoveries at December 31, 2025 and 2024 was $14 million for both periods, of which $12 million was reported in Other long-term assets in the Consolidated Statement of Financial Position at both December 31, 2025 and 2024. The remaining $2 million for both periods was reported in Other current assets in the Consolidated Statement of Financial Position.

LEASES

Kodak as lessee

Kodak determines if an arrangement is or contains a lease at contract inception. The classification of a lease (as an operating or financing lease) is also determined at contract inception. The primary criteria used by Kodak to classify transactions as operating or finance leases are: (1) whether ownership transfers at the end of the lease, (2) whether the lease term is equal to or greater than 75% of the economic life of the asset, and (3) whether the present value of the minimum lease payments is equal to or greater than 90% of the fair value of the asset at inception of the lease. Kodak does not have leases that include assets of a specialized nature, and generally does not provide residual value guarantees or have any leases for which the exercise of end-of-lease purchase options is reasonably assured at lease inception.

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

Kodak’s lease agreements are primarily for real estate space and vehicles. Arrangements for goods and services are assessed to determine if the arrangement contains a lease at its inception. Refer to Note 11, "Leases" for lease classification in the Consolidated Statement of Financial Position.

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

The core operations of Eastman Business Park ("EBP") are commercial real estate management activities including real estate leasing and related facility management services. Kodak also leases underutilized portions of its other real estate properties to third parties under both operating lease and sublease agreements. Payments received under operating lease agreements for EBP are recognized on a straight-line basis over the term and are reported in Revenues in the Consolidated Statement of Operations. Payments received under lease and sublease agreements for other underutilized space are recognized on a straight-line basis and reported as cost reductions in Cost of revenues, Selling, general and administrative expenses (“SG&A”), Research and Development (“R&D”) costs and Other charges (income), net.

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

For product sales (such as plates, film, inks, specialty materials and chemicals and other consumables), revenue is recognized when control has transferred from Kodak to the customer, which may be upon delivery to the customer site at a point-in-time, based on contract terms or legal requirements in certain jurisdictions.

For non-complex equipment installations and software sales, revenue is recognized when control of each distinct performance obligation has transferred from Kodak to the customer, which is generally met when the equipment or software is delivered and installed at the customer site, as delivery and installation generally occur within the same period. For complex equipment installations or integrated software solutions, revenue is deferred until receipt of customer acceptance and control has transferred upon installation to the customer.

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

Aside from software licenses discussed above, Kodak’s functional licenses generally provide the right to use functional intellectual property; therefore, sales-based and usage-based royalties are recognized in the period the related sales and usage occurs, while non-sales-based and non-usage-based revenue is recognized when the customer has the right to use the intellectual property. Revenue for symbolic licenses such as brand licenses is recognized over the term of the arrangement.

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

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and brand licensing arrangements. As of December 31, 2025, there was approximately $84 million of unrecognized revenue from unsatisfied performance obligations. Approximately 20% of the revenue from unsatisfied performance obligations is expected to be recognized in 2026, 15% in 2027, 10% in both 2028 and 2029 and 45% thereafter.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in SG&A expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $3 million, $4 million and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying values of long-lived assets, other than goodwill and intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the expected undiscounted cash flows from the use of and eventual disposition of such asset group is less than the carrying value of the asset group, a loss is recognized to the extent the carrying value of the asset group exceeds its fair value. Kodak determines fair value through quoted market prices in active markets or using a discounted cash flow analysis.

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

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2025 and 2024, refer to Note 18, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for Kodak for fiscal years beginning after December 15, 2024 (January 1, 2025 for Kodak). Kodak adopted ASU 2023‑09 in the year ended December 31, 2025 on a prospective basis, which primarily resulted in expanded disclosures in the rate reconciliation table and regarding certain reconciling items. Refer to Note 18 "Income Taxes."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose specified information about certain costs and expenses, including but not limited to purchases of inventory, employee compensation, depreciation, and intangible asset amortization, in a tabular format within the notes to their financial statements, as well as provide additional disclosures related to certain other specified expenses. The ASU may be applied on either a prospective or retrospective basis and is effective for annual reporting periods beginning after December 15, 2026 (January 1, 2027 for Kodak) and interim reporting periods beginning after December 15, 2027 (January 1, 2028 for Kodak). Kodak is currently evaluating the impact of this ASU.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software to reflect the evolution of software development to using an incremental and iterative development method. Accordingly, the ASU removes all references in Subtopic 350-40 to prescriptive and sequential software development phases (or “project stages”), and requires an entity to start capitalizing software costs when both (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU may be applied using either a prospective, retrospective, or modified transition approach, and is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within such annual reporting periods (January 1, 2028 for Kodak). Kodak is currently evaluating the impact of this ASU.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). ASU 2025-10 establishes authoritative guidance on the accounting for government grants received by business entities, as GAAP previously did not provide specific authoritative guidance about the recognition, measurement and presentation of government grants. This ASU may be applied using either a retrospective, modified retrospective, or modified prospective approach, and is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within such annual reporting periods (January 1, 2029 for Kodak). Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sums to the total of such amounts shown in the Statement of Cash Flows:

	As of December 31,
(in millions)	2025	2024
Cash and cash equivalents	$337	$201
Restricted cash reported in Other current assets	9	8
Restricted cash	96	92
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$442	$301

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities.

Restricted cash included $25 million and $29 million as of December 31, 2025 and 2024, respectively, representing the cash collateral required to be posted by the Company under the Amended and Restated L/C Facility Agreement (the "L/C Cash Collateral") (Refer to Note 9, “Debt and Credit Facilities” for information on the Restricted cash supporting the L/C Cash Collateral). In addition, restricted cash as of December 31, 2025 and 2024 included $62 million and $55 million, respectively, representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash as of December 31, 2025 and 2024 included $7 million and $6 million, respectively, of security posted related to Brazilian legal contingencies.

NOTE 3: INVENTORIES, NET

	As of December 31,
(in millions)	2025	2024
Finished goods	$84	$90
Work in process	72	69
Raw materials	62	60
Total	$218	$219

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2025	2024
Land	$49	$45
Buildings and building improvements	162	137
Machinery and equipment	464	434
Construction in progress	15	55
Property, plant and equipment, gross	690	671
Accumulated depreciation	(499)	(482)
Property, plant and equipment, net	$191	$189

Depreciation expense was $26 million, $24 million and $26 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment.

		Advanced
		Materials and		Consolidated
(in millions)	Print	Chemicals	Brand	Total
Balance as of December 31, 2023	$6	$—	$6	$12
Impairment	—	—	—	—
As of December 31, 2024	6	—	6	12
Impairment	—	—	—	—
As of December 31, 2025	$6	$—	$6	$12

Gross goodwill	$62	$8	$6	$76
Accumulated impairment losses	(56)	(8)	—	(64)
Balance as of December 31, 2025	$6	$—	$6	$12

The Print segment has four goodwill reporting units: Prepress Solutions; Electrophotographic Printing Solutions; Prosper; and Software. The Advanced Materials and Chemicals segment has three goodwill reporting units: Motion Picture and Industrial Films and Chemicals; Pharmaceuticals; and Advanced Materials and Functional Printing. The Brand segment has one goodwill reporting unit. As of December 31, 2025, goodwill is only recorded in the Brand and Software reporting units. Kodak elected to perform a quantitative goodwill impairment test as of December 31, 2025 for all reporting units.

Based upon the results of Kodak’s December 31, 2025 and 2024 annual impairment tests, no impairment of goodwill was indicated. As of December 31, 2025 and 2024 the carrying value of the Brand reporting unit was negative.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2025 and 2024 were as follows:

	As of December 31, 2025
				Weighted Average
				Remaining
	Gross Carrying	Accumulated		Amortization Period
(in millions)	Amount	Amortization	Net	(in years)
Technology-based	$99	$99	$—	N/A
Kodak trade name	17	—	17	Indefinite
Customer-related and other	9	9	—	N/A
Total	$125	$108	$17

	As of December 31, 2024
				Weighted Average
				Remaining
	Gross Carrying	Accumulated		Amortization Period
(in millions)	Amount	Amortization	Net	(in years)
Technology-based	$99	$96	$3	1 year
Kodak trade name	17	—	17	Indefinite
Customer-related and other	9	9	—	N/A
Total	$125	$105	$20

Based on the results of Kodak’s December 31, 2025 and 2024 annual impairment test, no impairment of Kodak's trade name was indicated.

Amortization expense related to intangible assets was $3 million for the year ended December 31, 2025 and $4 million for both of the years ended December 31, 2024 and 2023.

NOTE 6: OTHER CURRENT ASSETS

	As of December 31,
(in millions)	2025	2024
Short-term investments (1)	$99	$—
Restricted cash	9	8
Contract assets	5	5
Estimated workers' compensation recoveries	2	2
Current portion of the net investment in sales-type leases	1	1
Other	25	21
Total	$141	$37

(1) On November 26, 2025 (the "Reversion Date"), Kodak received investments valued at $158 million from the reversion of assets from the Kodak Retirement Income Plan ("KRIP") to the Company. See Note 20, “Retirement Plans” for additional information on the KRIP reversion. The investment assets received by the Company are primarily hedge fund investments which are in redemption. Subsequent to the Reversion Date, Kodak received approximately $9 million of cash proceeds from these investments. The fair value of these investments was $152 million as of December 31, 2025, with $145 million representing hedge funds valued using the net asset value ("NAV") per share expedient, and $7 million representing receivables for hold backs associated with previously redeemed hedge funds. As of December 31, 2025, $99 million was recorded in Other current assets on the Consolidated Statement of Financial Position as this amount is expected to be redeemed in 2026 and $53 million was recorded in Other long-term assets which is expected to be redeemed in 2027 through 2029. In January 2026, Kodak received $44 million of cash proceeds from the redemption of a portion of these investments.

The Other component above consists of other miscellaneous current assets that, individually, were less than 5% of the total current assets component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 7: OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2025	2024
Deferred revenue and customer deposits	$42	$35
Employment-related liabilities	33	32
Customer rebates	12	12
Workers' compensation	8	9
Restructuring liabilities	15	5
Accrued interest	6	9
Preferred Stock dividends payable	3	1
Other	36	26
Total	$155	$129

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

NOTE 8: OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2025	2024
Workers' compensation	$51	$53
Asset retirement obligations	44	43
Deferred taxes	28	24
Deferred brand licensing revenue	52	57
Environmental liabilities	9	9
Embedded conversion option derivative liabilities	—	1
Other	23	10
Total	$207	$197

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position and therefore have been aggregated in accordance with Regulation S-X.

NOTE 9: DEBT AND CREDIT FACILITIES

Debt and finance leases and related maturities and interest rates were as follows at December 31, 2025 and 2024:

			Weighted-Average	As of December 31,
			Effective	2025	2024
(in millions)	Type	Maturity	Interest Rate	Carrying Value	Carrying Value
Current portion:
	RED-Rochester, LLC		11.47%	$1	$1
				1	1

Non-current portion:
	Term Loans	2028	14.75%	198	455
	RED-Rochester, LLC	2033	11.47%	9	10
	Finance Leases	Various	Various	1	1
				208	466
				$209	$467

Annual maturities of debt and finance leases outstanding at December 31, 2025 were as follows:

	Carrying	Maturity
(in millions)	Value	Value
2026	2	2
2027	2	2
2028	199	201
2029	1	1
2030	1	1
2031 and thereafter	4	5
Total	$209	$212

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

The Term Loans bear interest at a rate of 12.5% per annum of which, except as otherwise provided in the May 2025 Term Loan Credit Agreement Amendment (defined below), 7.5% per annum is payable in cash and 5.0% per annum is payable “in-kind” ("PIK") or in cash at the Company’s option. Obligations under the Amended and Restated Term Loan Credit Agreement are secured by a first priority lien on substantially all assets of the Company and the Subsidiary Guarantors (subject to certain exceptions) not constituting L/C Cash Collateral, as defined below (collectively, the “Term Loan Priority Collateral”), and a second priority lien on the L/C Cash Collateral. The aggregate carrying value of the Term Loan Priority Collateral and L/C Cash Collateral as of December 31, 2025 was $3.6 billion.

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

On an annual basis, the Company is obligated to prepay, within 10 business days following the filing of annual Form 10-K, outstanding Term Loans in an amount equal to Excess Cash Flow (“ECF”) as defined in the Amended and Restated Term Loan Credit Agreement provided no such prepayment is required if such prepayment would cause U.S. liquidity to be less than $60 million, or $85 million after the Deleveraging Milestone Date. For the year ended December 31, 2025, ECF was a negative amount. In addition to customary prepayment covenants, the Company is also required to use the Net Proceeds from the monetization of Target Non-Core Assets as such terms are defined in the Amended and Restated Term Loan Credit Agreement to make prepayments subject to certain exceptions. During the first quarter of 2024, the Company prepaid $17 million of the Term Loans with Net Proceeds from the sale of Target Non-Core Assets. During the fourth quarter of 2025, the Company prepaid $303 million of the Term Loans with cash proceeds from the Kodak Retirement Income Plan ("KRIP") reversion and settlement process.

On February 26, 2025, the Company and the Subsidiary Guarantors entered into the First amendment to the Amended and Restated Term Loan Credit Agreement (the “February 2025 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent to modify the maturity date of the Term Loans to be the earlier of August 15, 2028 or the date that is five days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Convertible Securities or any extensions or refinancings of any of the foregoing (May 23, 2026), instead of the earlier of August 15, 2028 or the date that is ninety-one days prior to the maturity date or mandatory redemption date of any of the Company’s then-outstanding Convertible Securities or any extensions or refinancings of any of the foregoing (February 26, 2026).

On May 7, 2025, the Company and the Subsidiary Guarantors entered into the Second Amendment to the Amended and Restated Term Loan Credit Agreement (the “May 2025 Term Loan Credit Agreement Amendment”). The May 2025 Term Loan Credit Agreement Amendment provides the Company the option to pay the Cash Interest Payment entirely in PIK for the next six quarterly interest payments. In addition, the May 2025 Term Loan Credit Agreement Amendment revised the mandatory prepayment provisions under the Amended and Restated Term Loan Credit Agreement requiring Kodak to use 100% of the net cash proceeds from certain transactions to prepay Term Loans until the amount of the Term Loans is reduced to $200 million and, thereafter, to use 50% of the net cash proceeds to prepay Term Loans until the amount of the Term Loans is reduced to $100 million, in each case plus a 1% prepayment fee. The Company elected to pay the Cash Interest Payment for the second and third quarters of 2025 entirely in PIK.

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

On March 11, 2026, the Company and the Subsidiary Guarantors entered into the Fourth Amendment to the Amended and Restated Credit Agreement with the Term Loan Lenders and the Term Loan Agent. Refer to Note 29, “Subsequent Events” for additional information.

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

Loss on Early Extinguishment of Debt - Amended and Restated Term Loans

On November 28, 2025, the Company used $312 million of cash proceeds received from the KRIP reversion to prepay a portion of the outstanding principal plus accrued interest and a prepayment premium. The Company prepaid $303 million of the Term Loans, which represented the principal amount of the Term Loans required to reduce the outstanding balance to $200 million, paid $6 million in accrued uncapitalized interest and a prepayment premium of $3 million. The Company recorded a loss on early extinguishment of debt of approximately $7 million during the fourth quarter of 2025.

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

Approximately $24 million and $27 million letters of credit were issued under the Amended and Restated L/C Facility Agreement as of December 31, 2025 and 2024, respectively. The balance on deposit in the L/C Cash Collateral account as of December 31, 2025 and 2024 was approximately $25 million and $29 million, respectively.

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

On November 4, 2025, the Company and the Subsidiary Guarantors entered into Amendment No. 4 to the Letter of Credit Facility Agreement (the “November 2025 L/C Facility Amendment”) with the L/C Lenders and Bank of America, N.A. The November 2025 L/C Facility Amendment (i) modified the maturity date of the facility to be May 17, 2028, the date that is 90 days prior to the maturity date of the Term Loans, and (ii) removed limitations on restricted payments on the repurchase or redemption of the Series B Preferred Stock subject to certain restrictions.

RED-Rochester, LLC

In January 2019 Kodak entered into a series of agreements with RED-Rochester, LLC (“RED”), which provides utilities to EBP. Kodak received a payment of $14 million from RED. Kodak is required to pay a minimum annual payment to RED of approximately $2 million regardless of utility usage. Kodak is accounting for the $14 million payment from RED as debt. The minimum payments required under the agreement from Kodak to RED are reported as a reduction of the debt and interest expense using the effective interest method. The debt payments to RED continue until August 2033.

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

Dividend and Other Rights

On February 25, 2021, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Series B Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series B Preferred Stock which became effective upon filing. The Series B Preferred Stock ranks senior to the Common Stock and pari passu with the Series C Preferred Stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series B Preferred Stock has a liquidation preference of $100 per share, and the holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. Until the second quarter of 2025, all dividends owed on the Series B Preferred Stock were declared and paid when due. No quarterly cash dividends were declared in the second, third and fourth quarters of 2025. If dividends on any Series B Preferred Stock are in arrears for six or more consecutive or non-consecutive dividend periods, the holders of the Series B Preferred Stock will be entitled to nominate one director at the next annual shareholder meeting and all subsequent shareholder meetings until all accumulated dividends on such Series B Preferred Stock have been paid or set aside. Holders of Series B Preferred Stock will have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

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

The Company has the right to cause the mandatory conversion of the Series B Preferred Stock into shares of Common Stock if the closing price of the Common Stock has equaled or exceeded $14.50 (subject to adjustment in the same manner as the conversion price) for 45 trading days within a period of 60 consecutive trading days subject to the Beneficial Ownership Limitation discussed below.

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

The carrying value of the Series B Preferred Stock embedded derivative as of both December 31, 2025 and 2024 was a liability of less than $1 million and is included in Other current liabilities at December 31, 2025 and in Other long-term liabilities at December 31, 2024 in the accompanying Consolidated Statement of Financial Position.

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

Series B Preferred Stock Purchase

On December 5, 2025, certain funds affiliated with Kennedy Lewis (such funds, collectively, the “KL Funds”) purchased all of the outstanding shares of Series B Preferred Stock from the Purchasers in a privately negotiated transaction. As part of this transaction, the Company entered into a separate agreement with the KL Funds that each party will not have the right to effect any conversion of shares of Preferred Stock held by the KL Funds if after giving effect to such conversion, the KL Funds together with its affiliates and any members, would beneficially own in excess of 4.99% of the number of shares of common stock then outstanding (the "Beneficial Ownership Limitation"). The KL Funds, upon not less than 61-days' prior written notice to the Company, may increase or decrease such Beneficial Ownership Limitation. While the agreement entered into by both parties represents a modification of the conversion rights under the Repurchase and Exchange Agreement, no incremental value was provided to the current holders of the Series B Preferred Stock.

On March 11, 2026, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company which amended certain terms of the Series B Preferred Stock. Refer to Note 29, “Subsequent Events” for additional information.

Series C Preferred Stock

Purchase Agreement

On February 26, 2021, the Company and GO EK Ventures IV, LLC (the “Investor”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate of 1,000,000 shares of the Company’s newly created 5.0% Series C Convertible Preferred Stock, no par value per share (the “Series C Preferred Stock”), for a purchase price of $100 per share, representing $100 million of gross proceeds to the Company. The initial issuance and sale of 750,000 shares ($75 million gross proceeds) closed on February 26, 2021. The final issuance and sale of the remaining 250,000 shares ($25 million gross proceeds) closed on March 30, 2021 after expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Investor was a fund managed by Grand Oaks Capital. The Company used the proceeds from the sale of the Series C Preferred Stock for general corporate purposes including the funding of growth initiatives. The Company classified the Series C Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividend and Other Rights

On February 25, 2021, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Series C Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Series C Preferred Stock and became effective upon filing. The Series C Preferred Stock ranked senior to the Common Stock and pari passu with the Series B Preferred Stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series C Preferred Stock had an initial liquidation preference of $100 per share, and holders of Series C Preferred Stock were entitled to cumulative dividends payable quarterly “in-kind” in the form of additional shares of Series C Preferred Stock at a rate of 5.0% per annum. If dividends on the Series C Preferred Stock had not been declared and paid for any given fiscal quarter, the liquidation preference was automatically increased by the amount of such unpaid dividends. Holders of the Series C Preferred Stock were also entitled to participate in any dividends paid on the Common Stock (other than stock dividends) on an as-converted basis, with such dividends on any shares of the Series C Preferred Stock being payable upon conversion of such shares of Series C Preferred Stock to Common Stock. Dividends owed on the Series C Preferred Stock had been declared and additional Series C shares had been issued when due.

Holders of Series C Preferred Stock were entitled to vote together with the holders of the Common Stock as a single class, in each case, on an as-converted basis, except where a separate class vote is required by law. Holders of Series C Preferred Stock had certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Pursuant to the Purchase Agreement, the Investor had the right to nominate one director at each annual or special meeting of the Company’s shareholders ("Designee") until the earlier of the third anniversary of the execution of the Purchase Agreement and such time as the Investor and its Affiliates (as defined in the Purchase Agreement) did not hold at least a majority of the Series C Preferred Stock purchased under the Purchase Agreement. The Designee was elected to serve one-year terms at each of the annual meetings since May 19, 2021. In the third quarter of 2023 the Designee resigned and a successor Designee nominated by the Investor was appointed by the Company's Board of Directors to fill the vacancy.

Conversion Features

Each share of Series C Preferred Stock was convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion price of $10 per share of Common Stock. The initial conversion price and the corresponding conversion rate were subject to certain customary anti-dilution adjustments and to proportional increase in the event the liquidation preference of the Series C Preferred Stock was automatically increased as described above. If a holder elected to convert any shares of Series C Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series C Certificate of Designations), such holder could have elected to have the conversion rate adjusted and could have elected to receive a cash payment in lieu of shares for a portion of the shares of Common Stock. Such holder would have also been entitled to a payment in respect of accumulated dividends and a payment based on the present value of all required remaining dividend payments through May 28, 2026, the mandatory redemption date. Such additional payments would have been payable at the Company’s option in cash or in additional shares of Common Stock. In addition, the Company had the right to require holders to convert any shares of Series C Preferred Stock in connection with certain reorganization events in which case the conversion rate would have been adjusted, subject to certain limitations.

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

The carrying value of the Series C Preferred Stock at the time of issuance, $97 million ($100 million aggregate gross proceeds less $2 million allocated to the derivative liability and $1 million in transaction costs) was being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

Redemption Features

If any shares of Series C Preferred Stock had not been converted prior to the Redemption Date, the Company was required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends thereon; provided that the holders of the Series C Preferred Stock had the right to extend such redemption date by up to two years. As the Company concluded that the Series C Preferred Stock was more akin to a debt-type instrument, the redemption feature was considered to be clearly and closely related to the host contract and therefore was not required to be separated from the Series C Preferred Stock.

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

Series C Preferred Stock Exchange

On August 8, 2025, the Company and the Investor entered into a Series C Preferred Stock Exchange Agreement (the “Series C Exchange Agreement”) pursuant to which the Investor agreed to exchange (the “Series C Preferred Stock Exchange”) 1,241,871 shares of the Company’s Series C Preferred Stock held by the Investor (such shares, the “Series C Exchange Shares”), which represented all of the outstanding shares of the Company’s Series C Preferred Stock, for a number of shares of the Company’s common stock equal to the aggregate liquidation preference of the Series C Exchange Shares of $124,187,100 plus any accrued and unpaid dividends thereon, at an exchange rate of $8.25 per share.

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

NOTE 11: LEASES

Kodak as lessee

The table below presents the lease-related assets and liabilities on the Consolidated Statement of Financial Position:

	Classification in the	December 31,
(in millions)	Consolidated Statement of Financial Position	2025	2024
Assets
Operating lease assets	Operating lease right-of-use assets	$37	$27
Finance lease assets	Property, plant and equipment, net	1	1
Total lease assets		$38	$28

Liabilities
Current
Operating lease liabilities	Current portion of operating leases	$11	$11
Noncurrent
Operating lease liabilities	Operating leases, net of current portion	30	21
Finance lease liabilities	Long-term debt, net of current portion	1	1
Total lease liabilities		$42	$33

Lease Costs

The table below presents certain information related to the lease expense for finance and operating leases. Lease expense is presented gross of sublease income. See “Kodak as Lessor” section below for income from subleases.

	Year Ended December 31,
(in millions)	2025	2024	2023
Finance lease expense
Amortization of leased assets	$1	$1	$1
Operating lease expense	16	16	16
Variable lease expense (1)	7	7	7
Total lease expense	$24	$24	$24

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

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$17	$15	$20
Financing cash flow for finance leases	—	1	1
Total	$17	$16	$21

Noncash transaction:
Right-of-use asset obtained in exchange for new operating lease liabilities	$19	$7	$2

Weighted-average remaining lease term (in years)
Operating	4	4	5
Finance	3	3	3
Weighted-average discount rate
Operating	12.81%	13.50%	13.22%
Finance	8.56%	8.42%	6.42%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the next five years and thereafter to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Statement of Financial Position.

Undiscounted future cash flows:
(in millions)	Operating Leases	Finance Leases
2026	$16	$1
2027	14	—
2028	8	—
2029	7	—
2030	5	—
Thereafter	10	—
Total minimum lease payments	60	1
Less: amount of lease payments representing interest	(19)	—
Present value of future minimum lease payments	41	1
Less: current obligations under leases	11	—
Long-term lease obligations	$30	$1

Kodak as Lessor

Kodak’s net investment in sales-type leases as of both December 31, 2025 and 2024 was $3 million. The current portion of the net investment in sales-type leases is included in Other current assets in the Consolidated Statement of Financial Position. The portion of the net investment in sales-type leases due after one year is included in Other long-term assets.

The table below reconciles the undiscounted cash flows to be received to the net investment in sales-type leases recorded in the Consolidated Statement of Financial Position:

(in millions)
2026	$1
2027	1
2028 and thereafter	1
Total minimum lease payments	3
Less: unearned interest	—
Net investment in sales-type leases	$3

Undiscounted cash flows to be received for the next five years and thereafter for operating leases and subleases are:

(in millions)
2026	$8
2027	4
2028	4
2029	2
2030	1
Thereafter	16
Total minimum lease payments	$35

Income recognized on lease arrangements for the years ended December 31, 2025, 2024 and 2023 is presented below:

	Year Ended December 31,
(in millions)	2025	2024	2023
Lease income - sales-type leases	$2	$2	$1
Lease income - operating leases	9	9	9
Variable lease income (1)	6	6	5
Total lease income	$17	$17	$15

(1) Variable lease income primarily represents operating costs under real estate leases and incremental variable income based on usage under equipment leases.

Equipment subject to operating leases and the related accumulated depreciation were as follows:

	As of December 31,
(in millions)	2025	2024
Equipment subject to operating leases	$24	$24
Accumulated depreciation	(18)	(17)
Equipment subject to operating leases, net	$6	$7

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

The following table provides asset retirement obligation activity:

	For the Year Ended December 31,
(in millions)	2025	2024
Asset Retirement Obligations at start of period	$43	$43
Accretion expense	1	—
Asset Retirement Obligations at end of period	$44	$43

Other Commitments and Contingencies

As of December 31, 2025 the Company had outstanding letters of credit of $24 million issued under the Amended and Restated L/C Facility Agreement, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $49 million, and restricted cash of $105 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Other current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2025, Kodak’s Brazilian Operations maintained accruals of approximately $5 million for claims aggregating approximately $89 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $6 million.

In connection with assessments in Brazil, local regulations require Kodak's Brazilian operations to post security for a portion of the amounts in dispute. As of December 31, 2025, Kodak's Brazilian operations have posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $39 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak's Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024. On September 29, 2025, the Notary Register Office confirmed the cancellation of the lien on Brazilian non-cash assets. Recognition of the enrollment by the Internal Revenue Service is in process and Kodak expects the process to be completed within the next several months.

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

Indemnifications

Kodak may, in certain instances, indemnify third parties when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Additionally, Kodak indemnifies officers and directors who are, or were, serving at Kodak’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Further, the fair value of any right to indemnification granted during the year ended December 31, 2025 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)
Deferred revenue on extended warranties as of December 31, 2023	$17
New extended warranty and maintenance arrangements	69
Recognition of extended warranty and maintenance arrangement revenue	(74)
Deferred revenue on extended warranties as of December 31, 2024	12
New extended warranty and maintenance arrangements	56
Recognition of extended warranty and maintenance arrangement revenue	(54)
Deferred revenue on extended warranties as of December 31, 2025	$14

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2025, 2024 and 2023 amounted to $54 million, $59 million and $77 million, respectively.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other charges (income), net in the Consolidated Statement of Operations). The notional amount of such contracts open at December 31, 2025 and 2024 was approximately $224 million and $251 million, respectively. The majority of the contracts of this type held by Kodak at December 31, 2025 and 2024 were denominated in Chinese renminbi, Japanese yen and European euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net (gain) loss from derivatives not designated as hedging instruments	$(2)	$13	$12

Kodak had no derivatives designated as hedging instruments for the years ended December 31, 2025 and 2024. Kodak’s derivative counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2025 was not significant to Kodak.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of foreign currency forward contracts in an asset position as of December 31, 2025 and 2024 was less than $1 million and $0 million, respectively. The gross fair value of the foreign currency forward contracts in a liability position as of December 31, 2025 and 2024 was less than $1 million and $3 million, respectively.

The fair values of long-term borrowings were $151 million and $436 million at December 31, 2025 and 2024, respectively. Fair values of long-term borrowings (Level 2 fair value measurements) are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2025.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term borrowings approximate their fair values for both December 31, 2025 and 2024.

NOTE 15: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product, portfolio summary and geography:

Major product:

	Year Ended
	December 31, 2025
		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
Core products and services (1)
Plates, inks and other consumables	$501	$26	$—	$—	$527
Ongoing service arrangements	145	—	—	—	145
Total annuities	646	26	—	—	672
Equipment & Software	69	—	—	—	69
Film and chemicals	—	287	—	—	287
Total core products and services	715	313	—	—	1,028
Growth products (2)	—	3	—	—	3
Other (3)	—	—	23	15	38
Total	$715	$316	$23	$15	$1,069

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

(3)
Other consists of Intellectual Property Licensing ("IP Licensing"), Brand Licensing and EBP.

Geography (1):

	Year Ended
	December 31, 2025
		Advanced
		Materials and
(in millions)	Print	Chemicals	Brand	Other	Total
United States	$233	$240	$23	$15	$511
Canada	17	2	—	—	19
North America	250	242	23	15	530
Europe, Middle East and Africa	292	30	—	—	322
Asia Pacific	156	43	—	—	199
Latin America	17	1	—	—	18
Total Sales	$715	$316	$23	$15	$1,069

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

(1)
Sales are reported in the geographic area in which they originate. No non-U.S. country generated more than 10% of net sales in the years ended December 31, 2025, 2024 and 2023.

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

	As of December 31,
(in millions)	2025	2024
Contract assets	$5	$5

Contract liabilities - current	42	35
Contract liabilities - long-term	52	57
Total	$94	$92

Activity in deferred revenue accounts consisted of:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning liabilities recognized in revenue	$28	$33	$33
Cash payments received, net of revenue recognized	$32	$24	$39

NOTE 16: OTHER OPERATING EXPENSE (INCOME) , NET

	Year Ended December 31,
(in millions)	2025	2024	2023
Gain on sale of assets (1)	$—	$(17)	$—
Long-lived asset impairments (2) (3)	2	4	5
Legal settlements and penalties	2	1	—
Other	—	2	1
Total	$4	$(10)	$6

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

NOTE 17: OTHER CHARGES (INCOME), NET

	Year Ended December 31,
(in millions)	2025	2024	2023
Excise tax on reversion of assets from KRIP (1)	$153	$—	$—
Return on reversion investment assets	(3)	—	—
Interest income	(10)	(12)	(15)
Change in fair value of embedded conversion features derivative	—	—	2
Loss on foreign exchange transactions	11	9	9
Asset impairments (2)	22	—	—
Other	(2)	—	3
Total	$171	$(3)	$(1)

(1)
Kodak paid $153 million in December 2025 to satisfy the 20% excise tax on the remaining surplus from the reversion of assets from KRIP to the Company after capitalization of the Kodak Cash Balance Plan. See Note 20, “Retirement Plans” for additional information on the KRIP reversion.

(2)
During 2025, Kodak recorded impairment charges of $22 million related to its investment in Wildcat Discovery Technologies, Inc. ("Wildcat") due to strategic options and alternatives being contemplated by Wildcat and with respect to an observable transaction for a similar investment that occurred in October 2025. The fair value of Kodak’s investment in Wildcat was estimated using a probability weighted assessment of the various options being considered under a combination of market and income approaches (Level 3). The carrying value of Kodak’s investment in Wildcat as of December 31, 2025 approximated $3 million.

NOTE 18: INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related provision for U.S. and other income taxes were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
(Loss) earnings from continuing operations before income taxes:
U.S.	$(125)	$70	$36
Outside the U.S.	13	40	51
Total	$(112)	$110	$87
U.S. income taxes:
U.S. federal current tax expense	$1	$—	$—
U.S. federal deferred tax expense (benefit)	2	(1)	(1)
U.S. state and local current tax expense	6	—	—
Income taxes outside the U.S.:
Current tax expense	7	9	12
Deferred tax expense	—	—	1
Total income tax expense	$16	$8	$12

In accordance with the adoption of ASU 2023-09, the differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations for the year-ended December 31, 2025 were as follows:

	As of December 31, 2025
(in millions, except percentages)	Amount	Percent
US Federal Statutory Tax Rate	$(23)	21%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	5	(4%)
Foreign Tax Effect
Netherlands
Nontaxable and nondeductible items, net (2)	2	(2%)
Other	(1)	1%
Other foreign jurisdictions	3	(3%)
Effect of Cross-Border Tax Laws
Withholding tax	1	(1%)
Current U.S. tax on foreign earnings	2	(2%)
Dividends received deduction on foreign earnings	(2)	2%
U.S. tax on global intangible low-taxed income	(2)	2%
Tax Credits
Research credits	(2)	2%
Changes in valuation allowance	(1)	1%
Nontaxable or Nondeductible Items, net
Excess executive compensation	1	(1%)
Nondeductible excise tax	32	(29%)
Changes in unrecognized tax benefits	1	(1%)
Effective Tax Rate	$16	(14%)

(1)
State taxes in California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

(2)
Netherlands nondeductible item is $2 million of capitalized interest.

Kodak's tax rate for the period was unfavorably impacted by a nondeductible U.S. federal excise tax of $153 million ($32 million tax effected) paid in connection with the completed reversion of KRIP assets.

For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows:

	Year Ended December 31,
(in millions)	2024	2023
Amount computed using the statutory rate	$23	$18
Increase (reduction) in taxes resulting from:
Unremitted foreign earnings	—	1
Operations outside the U.S.	7	13
Legislative tax law and rate changes	—	—
Valuation allowance	(23)	(19)
Tax settlements and adjustments, including interest	1	—
Other, net	—	(1)
Provision for income taxes	$8	$12

For the year ended December 31, 2025, the income taxes paid (net of refunds), disaggregated between federal, state and foreign sources are as follows:

Year Ended December 31,
(in millions)	2025
U.S federal income taxes paid	$1
U.S. state and local income taxes paid	2
Foreign income taxes paid
Germany	2
Hong Kong	1
United Kingdom	2
Other foreign jurisdictions	3
Total foreign income taxes paid	$8
Total income taxes paid (net of refunds)	$11

The significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2025	2024
Deferred tax assets
Restructuring programs	$2	$1
Leasing	10	7
Foreign tax credit	37	134
Inventories	12	13
Investment tax credit	17	21
Employee deferred compensation	5	7
Workers' compensation and other employee reserves	14	13
Depreciation	27	26
Research and development costs	25	44
Tax loss carryforwards	408	539
Other deferred revenue	1	2
Other	71	71
Total deferred tax assets before valuation allowances	$629	$878
Valuation allowances	(589)	(671)
Total net deferred tax assets	$40	$207

Deferred tax liabilities
Pension and postretirement obligations	$(40)	$(205)
Leasing	(7)	(5)
Goodwill/intangibles	(6)	(6)
Unremitted foreign earnings	(15)	(15)
Total deferred tax liabilities	(68)	(231)
Net deferred tax liabilities	$(28)	$(24)

Deferred tax liabilities are reported in the following component within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2025	2024
Other long-term liabilities	$(28)	$(24)
Net deferred tax liabilities	$(28)	$(24)

The decrease in net deferred tax assets and net deferred tax liabilities during the period was primarily associated with the utilization of such items in connection with the completed reversion of the KRIP pension plan to minimize income taxes upon such reversion.

Upon reversion, certain previously unrecognized pension and postretirement liabilities were recognized for tax purposes, contributing to an increase in current taxable income and related current tax liabilities. In addition, as reflected in the Company’s effective tax rate, nondeductible U.S. federal excise taxes associated with the reversion resulted in higher current tax expense and current tax liabilities. Domestic net operating losses and other previously disallowed deferred tax assets were utilized to substantially offset these current tax liabilities, resulting in minimal cash tax requirements for the period. Accordingly, the valuation allowance previously recorded against the related net operating loss and other previously suspended deferred tax assets that were utilized was released.

As of December 31, 2025, Kodak had available domestic federal and state net operating loss ("NOL") carryforwards for income tax purposes of approximately $873 million and $1,033 million, respectively, and foreign NOL carryforwards for income tax purposes of approximately $589 million. Approximately $1,043 million of these NOLs have an indefinite carryforward period, including $63 million of U.S interest carryforward. The remaining $1,452 million that do not have an indefinite carryforward period expire between the years 2026 and 2044. Kodak also had foreign tax and investment tax credit carryforwards of $37 million and $17 million, respectively, which expire between 2026 and 2040. A total of $18 million of the foreign tax credit carryforwards will expire in 2026 if left unutilized. If written off, these tax attributes are expected to be fully offset by a corresponding decrease in Kodak's valuation allowance, resulting in no net tax provision.

As of December 31, 2025, approximately $97 million of unused foreign tax credits expired and were written off. The write-off of these tax attributes was fully offset by a corresponding reduction in Kodak’s valuation allowance, which resulted in no net tax provision.

As of December 31, 2025, Kodak had available $11 million of tax credits related to its research and development activities. These credits expire between 2034 and 2045. A full valuation allowance has been recorded on these credits.

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

Kodak intends to repatriate its offshore earnings when prudent. Accordingly, it recorded deferred tax liabilities of $15 million for potential taxes on undistributed earnings as of both December 31, 2025 and 2024, respectively. These taxes are primarily attributable to foreign withholding taxes.

Kodak’s valuation allowance as of December 31, 2025 was $589 million. Of this amount, $267 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $258 million, and $322 million related to Kodak’s net deferred tax assets in the U.S. of $303 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Kodak’s valuation allowance as of December 31, 2024 was $671 million. Of this amount, $259 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $251 million, and $412 million related to Kodak’s net deferred tax assets in the U.S. of $396 million, for which Kodak believes it is not more likely than not that the assets will be realized.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a material impact on Kodak's effective tax rate in 2025, there was a beneficial impact to Kodak’s current cash taxes related in part, to the immediate expensing of certain qualified domestic research expenses.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance as of January 1	$2	$2	$3
Tax positions related to the current year:
Additions	—	1	—
Tax positions related to prior years:
Additions	1	1	1
Reductions	—	(2)	(1)
Settlements with taxing jurisdictions	—	—	(1)
Balance as of December 31	$3	$2	$2

Kodak’s policy is to recognize interest and/or penalties related to income tax matters as a component of its provision for income taxes. Kodak had approximately $12 million, $11 million and $10 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2025, 2024 and 2023 respectively.

Kodak had uncertain tax benefits of approximately $16 million, $14 million and $13 million as of December 31, 2025, 2024 and 2023 respectively, that, if recognized, would affect the effective income tax rate. Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. The current income tax liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position. Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

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

Kodak is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Kodak has substantially concluded all U.S. federal income tax matters for years through 2020 and state income tax matters for years through 2017 with the respective tax authorities. With respect to countries outside the U.S., Kodak has substantially concluded all material foreign income tax matters through 2013 with respective foreign tax jurisdiction authorities.

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

The activity incurred in relation to restructuring programs during the three years ended December 31, 2025 were as follows:

			Inventory
	Severance	Exit Costs	Write-
(in millions)	Reserve (1)	Reserve (1)	downs (1)	Total
Balance as of December 31, 2022	$2	$5	$—	$7
Charges	8	(1)	3	10
Utilization/cash payments	(6)	(3)	(3)	(12)
Balance as of December 31, 2023	4	1	—	5
Charges	7	1	—	8
Utilization/cash payments	(7)	—	—	(7)
Other adjustments & reclasses (2)	(1)	—	—	(1)
Balance as of December 31, 2024	3	2	—	5
Charges	20	—	1	21
Utilization/cash payments	(9)	—	(1)	(10)
Other adjustments & reclasses (3)	(1)	—	—	(1)
Balance as of December 31, 2025	$13	$2	$—	$15

(1)
The severance and exit costs reserves require the outlay of cash. Inventory write-downs are non-cash items.

(2)
The $1 million in 2024 represented severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities.

(3)
The $1 million in 2025 represents $2 million of severance charges funded from pension plan assets, which were reclassified to Pension and other postretirement liabilities, partially offset by $1 million of foreign currency translation adjustments.

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

2025 Activity

Restructuring actions taken in 2025 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included various targeted reductions in manufacturing, service, sales, administrative, and research and development functions.

As a result of these actions, for the year ended December 31, 2025, Kodak recorded $21 million of charges of which $20 million were reported as Restructuring costs and other and $1 million were reported as Costs of revenues in the accompanying Consolidated Statement of Operations.

The 2025 severance costs related to the elimination of approximately 280 positions, including approximately 60 administrative, 165 manufacturing/service and 55 research and development positions. The geographic composition of these positions included approximately 130 in the U.S. and Canada and 150 throughout the rest of the world.

As a result of these initiatives, the majority of the severance liabilities as of December 31, 2025 will be paid during periods through the end of 2026. The $2 million exit cost reserve relates to a liability for which timing of the payment is uncertain.

NOTE 20: RETIREMENT PLANS

On January 21, 2025, the Board of Directors of Kodak approved the termination of KRIP, effective March 31, 2025, and no further benefits were accrued under KRIP following this date. In addition, the Board of Directors approved a defined benefit retirement plan (the “Kodak Cash Balance Plan”) as a replacement for KRIP which became effective on March 1, 2025 for new hires and on April 1, 2025 for current employees. The Kodak Cash Balance Plan credits employees’ hypothetical accounts with an amount equal to a specified percentage of their pay based on employee classification, plus an interest crediting rate based on the 30-year treasury bond rate.

On October 21, 2025, the annuity obligations with respect to all KRIP annuitants (approximately 27,000 participants and beneficiaries) representing approximately $1.8 billion of pension obligation was transferred to Metropolitan Tower Life Insurance Company through the purchase of a group annuity contract, the premium for which was funded directly and solely by the assets of KRIP. On October 1, 2025, KRIP settled approximately $76 million of pension obligations through lump-sum payments to deferred vested participants and on October 31, 2025, KRIP settled approximately $157 million of pension obligations through lump-sum payments to active participants. On November 26, 2025, KRIP transferred its sole remaining liabilities and associated cash of approximately $13 million for missing participants to the Pension Benefit Guaranty Corporation missing program. As a result, all pension obligations under KRIP had been fully settled and the excess pension assets of $1.023 billion (the "Reversion Assets") as of November 26, 2025 (the "Reversion Date") reverted to the Company.

The Reversion Assets were comprised of cash of $614 million and investment assets valued at $409 million. The Company directed $5 million of cash and $251 million of investment assets to the Kodak Cash Balance Plan which represented 25% of the Reversion Assets. The remaining cash of $609 million and investments valued at $158 million were distributed to Company. Refer to Note 6, “Other Current Assets” for additional information on investment assets transferred to the Company, Note 9, “Debt and Credit Facilities” for repayment of Term Loans from the cash proceeds from the KRIP reversion and Note 17 “Other Charges (Income) for additional information on the payment of excise tax.

Kodak concluded that it was probable that the criteria for settlement accounting for KRIP would be met in 2025 as the projected cost of all settlements would exceed the sum of the service cost and interest cost components of net periodic pension cost for the year. As a result, Kodak applied settlement accounting and remeasured KRIP for each of the first three quarterly periods in 2025 and as of the Reversion Date. As KRIP’s pension obligations were fully settled on the Reversion Date, Kodak recorded a settlement gain of $66 million in the fourth quarter of 2025 which represented the recognition of the remaining unrealized amounts for KRIP that were included as a component of accumulated other comprehensive loss in shareholders’ equity.

The $256 million of Reversion Assets for the Kodak Cash Balance Plan was transferred to an irrevocable trust fund. Assets in the trust fund are held for the sole benefit of participating employees. The funding policy for the Kodak Cash Balance Plan is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus any additional amounts the Company determines to be appropriate. The projected benefit obligation for the U.S. Plan was measured using actuarial techniques that incorporate management’s assumption for the discount rate, as well as other assumptions.

Prior to March 31, 2025, substantially all U.S. employees were covered by KRIP. Effective January 1, 2015, the KRIP was amended to provide that all participants accrue benefits under a single, revised cash balance formula under which the benefits were substantially the same as those established under the Kodak Cash Balance Plan.

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

Information on the major U.S. and Non-U.S. defined benefit pension plans is presented below. The information for the U.S. for 2024 relates entirely to KRIP while the 2025 information also includes the Kodak Cash Balance Plan. The composition of the major Non-U.S. plans may vary from year to year. If the major Non-U.S. plan composition changes, prior year data is conformed to ensure comparability. There were no changes in the composition of major Non-U.S. plans from the prior year.

Obligations and Funded Status

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$2,184	$546	$2,386	$588
Service cost	13	2	13	2
Interest cost	87	16	109	18
Benefit payments	(181)	(41)	(269)	(41)
Plan settlements	(2,067)	—	—	—
Actuarial gain	(25)	(21)	(56)	(12)
Special termination benefits	2	—	1	—
Currency adjustments	—	42	—	(9)
Projected benefit obligation at end of period	$13	$544	$2,184	$546

Change in Plan Assets
Fair value of plan assets at beginning of period	$3,128	$494	$3,546	$528
Actual Return on plan assets	149	11	(149)	5
Employer (reversion) contributions	(767)	4	—	5
Benefit payments	(181)	(41)	(269)	(41)
Plan settlements	(2,067)	—	—	—
Currency adjustments	—	32	—	(3)
Fair value of plan assets at end of period	$262	$500	$3,128	$494

Over (under) funded status at end of period	$249	$(44)	$944	$(52)

Accumulated benefit obligation at end of period	$13	$538	$2,181	$538

The $2,067 million of plan settlements related to the full settlement of the KRIP obligations due to the plan termination as discussed above.

An actuarial gain of $25 million related to the projected benefit obligation ("PBO") of the U.S plans was recognized in 2025, including gains of $42 million due to favorable mortality and other demographic assumptions and $34 million primarily due to favorable terms obtained to purchase annuities to settle KRIP’s obligations, partially offset by losses of $51 million due to discount rate decreases. In 2024, a PBO actuarial gain of $56 million was recognized for the U.S. Plan primarily driven by an increase in the discount rate ($83 million), partially offset by a loss associated with unfavorable demographic experience ($22 million), as well as a loss associated with an increase in the cash balance interest crediting rate ($5 million). The Non-U.S. PBO actuarial gain of $21 million recognized in 2025 was driven by increases in discount rates ($17 million) and lower inflation and salary scale assumptions ($4 million). The Non-U.S. PBO actuarial gain of $12 million recognized in 2024 was driven by lower inflation assumptions ($8 million), increases in discount rates ($1 million) and favorable demographic experience ($3 million).

The actual return on plan assets for the U.S. plans was $149 million for the year ended December 31, 2025, which was in line with the expected return. The actual return on plan assets for the year ended December 31, 2024 was a loss of $149 million, which was driven by the loss on the sale of KRIP Illiquid Assets of $238 million partially offset by strong performance of debt securities and hedge funds.

The $767 million of employer reversion represents the $609 million of cash and $158 million of investment assets reverted to the Company following the KRIP termination as discussed above.

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

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.02%	3.75%	5.45%	3.49%	4.92%	3.47%
Salary increase rate	2.00%	2.18%	1.00%	2.29%	1.50%	2.06%
Interest crediting rate for cash balance plan	4.75%	NA	4.75%	NA	4.00%	NA

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	As of December 31,
	2025		2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension and other postretirement assets	$249	$38	$944	$32
Pension and other postretirement liabilities	—	(82)	—	(84)
Net amount recognized	$249	$(44)	$944	$(52)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with a PBO in excess of the fair value of plan assets is as follows:

	As of December 31,
	2025		2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$—	$201	$—	$194
Fair value of plan assets	—	118	—	110

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets is as follows:

	As of December 31,
	2025		2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$—	$195	$—	$187
Fair value of plan assets	—	118	—	110

Amounts recognized in accumulated other comprehensive loss in shareholders’ equity for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of:

	As of December 31,
	2025		2024
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit (cost)	$—	$1	$(33)	$1
Net actuarial (loss) gain	(1)	(37)	71	(52)
Total	$(1)	$(36)	$38	$(51)

Other changes in major plan assets and benefit obligations recognized in Other comprehensive loss are as follows:

	Year Ended December 31,
	2025		2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established gain (loss)	$25	$13	$(341)	$(2)	$(115)	$(7)
Newly established prior service cost	—	—	—	—	(29)	—
Amortization of:
Prior service cost	11	—	12	—	9	—
Net actuarial (gain) loss	(8)	2	(37)	2	(30)	1
Net gain recognized due to settlement	(66)	—	—	—	—	—
Total (loss) income recognized in Other comprehensive loss	$(38)	$15	$(366)	$—	$(165)	$(6)

For the year ended December 31, 2025, the U.S. gain consisted of the PBO actuarial gain of $25 million as discussed above, and the Non-U.S. loss consisted of the PBO actuarial gain of $21 million offset by asset actuarial losses of $8 million as actual asset returns were less than expected returns. For the year ended December 31, 2024, the U.S. loss consisted of the PBO actuarial gain of $56 million and an asset actuarial loss of $397 million as actual asset returns were less than expected returns primarily due to the sale of the KRIP Illiquid Assets, and the Non-U.S. loss consisted of the PBO actuarial gain of $12 million offset by asset actuarial losses of $14 million as actual asset returns were less than expected returns.

Pension (Income) Expense

Pension (income) expense for all defined benefit plans included:

	Year Ended December 31,
	2025		2024		2023
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$2	$13	$2	$13	$2
Interest cost	87	16	109	18	117	20
Expected return on plan assets	(149)	(19)	(248)	(19)	(257)	(20)
Amortization of:
Prior service cost	11	—	12	—	9	—
Actuarial (gain) loss	(8)	2	(37)	2	(30)	1
Pension (income) expense before special termination benefits and settlements	(46)	1	(151)	3	(148)	3
Special termination benefits (1)	2	—	1	—	—	—
Settlement gains (2)	(66)	—	—	—	—	—
Net pension (income) expense for major defined benefit plans	(110)	1	(150)	3	(148)	3
Other plans including unfunded plans	—	—	—	(8)	—	1
Net pension (income) expense	$(110)	$1	$(150)	$(5)	$(148)	$4

(1)
The special termination benefits were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

(2)
Kodak recognized a gain of $66 million in the fourth quarter of 2025 as a result of all pension obligations under KRIP being fully settled.

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Year Ended December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Effective rate for service cost	5.37%	3.29%	4.88%	3.11%	5.04%	3.44%
Effective rate for interest cost	5.18%	3.34%	4.85%	3.43%	5.02%	3.80%
Salary increase rate	1.00%	2.29%	1.50%	2.46%	1.00%	2.71%
Expected rate of return on plan assets	5.22%	4.33%	7.10%	3.93%	7.50%	4.16%
Interest crediting rate for cash balance plan	4.04%	NA	4.00%	NA	3.85%	NA

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

Plan Asset Investment Strategy

The investment strategy underlying the asset allocation for the pension assets is to achieve an optimal return on assets with an acceptable level of risk while providing for the long-term liabilities and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plans. This is primarily achieved by investing in a broad portfolio constructed of various asset classes including equity, debt, real assets, hedge funds and cash.

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

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, individual fund and single investment manager. As a result of the settlement of KRIP in 2025, there were no significant concentrations of risk associated with plan assets as of December 31, 2025. As of December 31, 2024, the most significant concentrations of risk were with two investment management firms (Loomis Sayles and Income Research + Management) which each managed 14% of KRIP’s plan assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plan by asset category, are as follows:

	As of December 31,
	2025	2024	2025 Target (1)
Asset Category
Debt securities	0%	42%	0-70%
Cash and cash equivalents	3%	31%	0-10%
Private equity	61%	5%	0-90%
Hedge funds	36%	22%	0-40%
Total	100%	100%

(1)
The 2025 target asset allocation represents the Kodak Cash Balance Plan. The long-term target asset allocation target is 45% public debt, 30% public equity, 25% alternatives (hedge funds / real assets).

Kodak’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2025	2024	2025 Target
Asset Category
Equity securities	5%	6%	0-10%
Debt securities	24%	17%	20-25%
Real estate	2%	2%	0-5%
Cash and cash equivalents	3%	9%	0-5%
Private equity	6%	6%	0-10%
Insurance contracts	60%	60%	25-75%
Total	100%	100%

Derivative Investments

KRIP’s derivative instruments consisted primarily of direct investments in exchange traded futures contracts. As of December 31, 2024, the notional amount for exchange traded futures contracts was approximately $574 million. Realized gains and losses from these derivative investments are included in the actual return on plan assets balance. The total fair value of these derivative instruments at December 31, 2024 was $(5) million which represents the unrealized losses and gains on these contracts and is included in the derivative line items in the table of plan assets below. The U.S. defined benefit pension plan was required to maintain cash on deposit to collateralize its obligations under its futures contracts. As of December 31, 2024, approximately $5 million was on deposit in cash and Treasury bills to fulfill these requirements and is included in the cash and cash equivalents asset class in the table below. The Kodak Cash Balance Plan does not use derivative instruments as part of its investment strategy.

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

The fair value of Kodak’s U.S. defined benefit pension plan assets at December 31, 2025 and 2024 by asset class is presented in the tables below:

U.S. Plan

	December 31, 2025
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents (1)	$7	$—	$—	$—	$7

Other:
Hedge funds	—	—	—	94	94
Private equity	—	—	—	161	161
	$7	$—	$—	$255	$262

U.S. Plan

	December 31, 2024
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents (1)	$843	$—	$—	$—	$843

Debt Securities: (2)
Government bonds	—	482	—	—	482
Investment grade bonds	—	836	—	—	836
Other:
Hedge funds	—	—	—	689	689
Private equity	—	—	—	167	167
Derivatives with unrealized gains	(5)	—	—	—	(5)
	$838	$1,318	$—	$856	$3,012
Net receivables (3)					116
Total					$3,128

Assets not utilizing the NAV per share expedient are valued as follows:

(1)
Cash and cash equivalents are primarily held in short term investment funds and are used for benefit and fee payments

(2)
Debt securities are valued using a market-based pricing model that utilizes standard valuation techniques that maximize the use of relevant observable inputs, including market prices for similar assets.

(3)
Net receivables as of December 31, 2024 represent amounts associated with hedge fund redemptions, net of payables for purchases of investment and receivables associated with the sale of KRIP Illiquid Assets.

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

The total fair value, unfunded commitments and redemption provisions for the U.S. defined benefit pension plan’s investments valued at NAV are as follows:

Investments Valued at NAV at December 31, 2025
		Unfunded	Redemption	Redemption
(in millions)	Fair Value	Commitments	Frequency	Notice Period
Private equity	$161	$24	N/A	N/A
Hedge Funds	94	—	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$255	$24

Investments Valued at NAV at December 31, 2024
		Unfunded	Redemption	Redemption
(in millions)	Fair Value	Commitments	Frequency	Notice Period
Private equity	167	24	N/A	N/A
Hedge Funds	689	—	Bi-Monthly, Monthly, Quarterly, Semi-Annual, and Annual	5-365 days
Total	$856	$24

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

In 2024, based on the change in investment strategy designed to preserve and maximize the value of KRIP’s over-funding by reducing investment risk and improving the overall liquidity of KRIP, the U.S. Plan began liquidating its hedge fund investments. The hedge fund investments remaining at December 31, 2025 are in the process of redemption and are expected to be fully redeemed by the end of 2029.

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

The tables below summarize Kodak’s U.S. Plan investments in hedge funds by type for those investments valued at NAV:

U.S. Plan:

	Summarized Asset Information
	December 31, 2025

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$65	Quarterly	Redemption in process
Sector specialist hedge funds	29	Semi-Annually	Redemption in process
	$94

	Summarized Asset Information
	December 31, 2024

		Redemption	Redemption
(in millions)	Net Asset Value	Frequency	Notice Period
Multi-strategy hedge funds	$204	Quarterly	45-90 days
Relative value hedge funds	185	Bi-monthly, Quarterly	6-120 days
Directional hedge funds	52	Monthly	5 days
Equity long/short hedge funds	125	Monthly, Quarterly	45-90 days
Sector specialist hedge funds	44	Quarterly, Semi-Annually	60-90 days
Long-biased hedge funds	79	Quarterly, Annually	60-90 days
	$689

Hedge funds typically have the right to restrict redemption requests beyond Kodak’s control. In these cases, redemptions may extend beyond the general redemption terms outlined in the table above.

Liquidity

Approximately 61% of total U.S. Plan assets as of December 31, 2025 are invested in private equity funds, where the U.S. Plan receives distributions through the liquidation of the underlying investments. Liquidity of U.S. Plan assets is managed to minimize the likelihood that these investments would need to be sold to cover benefit payments, derivative losses, or any other short-term need.

The total unfunded commitments, if and when they are called over the term of each investment, are expected to be funded by the available liquidity in the U.S. Plan consistent with historical experience.

The fair value of Kodak’s major non-U.S. defined benefit pension plans assets at December 31, 2025 and 2024 by asset class are presented in the tables below:

Major Non-U.S. Plans

	December 31, 2025
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Measured at
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV	Total
Cash and cash equivalents	$16	$—	$—	$—	$16

Equity securities	25	—	—	—	25

Debt Securities:
Investment grade bonds	16	101	—	—	117
Global high yield & emerging market debt	1	—	—	—	1

Real estate	—	—	—	12	12

Other:
Private equity	—	—	—	28	28
Insurance contracts	—	26	275	—	301
	$58	$127	$275	$40	$500

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

For investments in real estate and private equity funds, the investors do not have an option to redeem their interest in the fund. The investors in the fund receive distributions through the liquidation of the underlying investments in the fund. There are no material unfunded commitments as of December 31, 2025 and 2024.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plan:

U.S.
Net Realized and Unrealized Gains
Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2025	Still Held	Period	Settlements	2025
Private Equity	—	—	—	—	—
Total	$—	$—	$—	$—	$—

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2024	Still Held	Period	Settlements	2024
Private Equity	3	—	—	(3)	—
Total	$3	$—	$—	$(3)	$—

	U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2023	Still Held	Period	Settlements	2023
Private Equity	3	—	—	—	3
Total	$3	$—	$—	$—	$3

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major non-U.S. defined benefit pension plans:

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2025	Still Held	Period	Settlements	2025
Insurance Contracts	272		3	—	275
Total	$272	$—	$3	$—	$275

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2024	Still Held	Period	Settlements	2024
Insurance Contracts	287	(15)	—	—	272
Total	$287	$(15)	$—	$—	$272

	Non - U.S.
		Net Realized and Unrealized Gains
			Relating to
	Balance at	Relating to	Assets	Net Purchases,	Balance at
	January 1,	Assets	Sold During the	Sales and	December 31,
(in millions)	2023	Still Held	Period	Settlements	2023
Insurance Contracts	289	(2)	—	—	287
Total	$289	$(2)	$—	$—	$287

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2026	$3	$44
2027	5	43
2028	6	42
2029	7	40
2030	8	39
2031 - 2035	39	173

NOTE 21: OTHER POSTRETIREMENT BENEFITS

In Canada, Kodak provides medical, dental, life insurance, and survivor income benefits to eligible retirees. The plan is closed to new participants. Information on the Canada other postretirement benefit plan is presented below.

The measurement date used to determine the net benefit obligation for the Canada other postretirement benefit plan is December 31.

Changes in Kodak’s benefit obligation and funded status were as follows:

	Year Ended December 31,
(in millions)	2025	2024
Net benefit obligation at beginning of period	$43	$43
Interest cost	1	1
Actuarial loss	—	1
Benefit payments	(3)	(2)
Net benefit obligation at end of period	$41	$43

Underfunded status at end of period	(41)	(43)

Amounts recognized in the Consolidated Statement of Financial Position consist of:

	As of December 31,
(in millions)	2025	2024
Other current liabilities	$(2)	$3
Pension and other postretirement liabilities	(39)	40
	$(41)	$43

Amounts recognized in Accumulated other comprehensive loss consist of:

	As of December 31,
(in millions)	2025	2024
Net actuarial gain	$8	$8

Changes in benefit obligations recognized in Other comprehensive loss consist of:

	Year Ended December 31,
(in millions)	2025	2024
Newly established loss	$—	$(1)
Amortization of:
Net actuarial gain	—	(1)
Total loss recognized in Other comprehensive loss	$—	$(2)

Other postretirement benefit cost included:

	Year Ended December 31,
(in millions)	2025	2024	2023
Components of net postretirement benefit cost:
Service cost	$—	$—	$—
Interest cost	1	1	2
Amortization of:
Actuarial gain	(1)	(1)	(1)
Other postretirement benefit cost from continuing operations	$—	$—	$1

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2025	2024
Discount rate	4.62%	4.51%
Salary increase rate	2.00%	1.90%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Year Ended December 31,
	2025	2024	2023
Effective rate for interest cost	4.18%	4.67%	5.13%
Salary increase rate	1.90%	1.85%	2.10%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2025	2024
Healthcare cost trend	6.58%	6.24%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.57%	3.47%
Year that the rate reaches the ultimate trend rate	2039	2038

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2026	$2
2027	$2
2028	$2
2029	$2
2030	$2
2031 - 2035	$12

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

A reconciliation of the amounts used to calculate basic and diluted (loss) earnings per share for the years ended December 31, 2025, 2024 and 2023 follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net (loss) earnings attributable to Eastman Kodak Company	$(128)	$102	$75
Less: Series B Preferred stock cash and accrued dividends	(4)	(4)	(4)
Less: Series C Preferred stock in-kind dividends	(3)	(6)	(5)
Less: Preferred stock deemed dividends	(1)	(2)	(2)
Less: Series C Preferred Stock exchange to common stock deemed dividend	(19)	—	—
Less: Earnings attributable to Series C Preferred shareholders	—	(12)	(8)
Net (loss) earnings available to common shareholders - basic	$(155)	$78	$56

Effect of dilutive securities:
Add back: Series B preferred stock cash, accrued and deemed dividends	$—	$5	$5
Net (loss) earnings available to common shareholders - diluted	$(155)	$83	$61

	Year Ended December 31,
	2025	2024	2023
Weighted-average common shares outstanding - basic	87.0	80.1	79.4
Effect of dilutive securities:
Unvested restricted stock units and awards	—	1.6	0.9
Employee stock options	—	1.1	0.7
Series B Preferred Stock	—	9.5	9.5
Weighted-average common shares outstanding - diluted	87.0	92.3	90.5

As a result of the net loss available to common shareholders for the year ended December 31, 2025, Kodak calculated diluted earnings per share using weighed-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the year ended December 31, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.6 million unvested restricted stock units and the assumed exercise of 1.4 million stock options.

The computation of diluted earnings per share for the year ended December 31, 2025 excluded the impact of (1) the assumed conversion of 1.0 million shares of Series B Preferred Stock, (2) the assumed exercise of 1.7 million outstanding employee stock options and (3) the assumed vesting of 0.2 million unvested restricted stock units because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the year ended December 31, 2024 excluded the impact of (1) the assumed conversion of 1.2 million shares of Series C Preferred Stock, (2) the assumed exercise of 2.6 million outstanding employee stock options and (3) the assumed vesting of 0.2 million unvested restricted stock units because the effects would have been anti-dilutive.

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

The maximum number of shares of common stock available for grant under the 2013 Plan is 20.0 million. For stock option grants awarded on or prior to May 19, 2021, for the number of shares available for grant under the 2013 Plan, a stock option counts as a fraction of a share, based on the fair market value of the stock option relative to the closing stock price on the date of grant. For stock option awards granted after May 19, 2021, a stock option counts as one share. Each restricted stock unit and restricted stock award counts as one share. The total number of shares of common stock registered for issuance under the 2013 Plan is approximately 13.5 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.5 million shares.

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

Restricted Stock Units and Restricted Stock awards

Restricted stock units and restricted stock awards are payable in shares of the Company common stock upon vesting. The fair value of restricted stock units and restricted stock awards without a market condition is based on the closing market price of the Company’s stock on the grant date. The following inputs were used for restricted stock units issued in 2023 with a market condition (there were no restricted stock units issued in 2025 or 2024 with a market condition):

Year Ended
December 31,
2023
Fair value of restricted stock units granted	$3.03
Risk-free interest rate	3.80%
Term (in years)	3.0
Volatility	60%
Weighted-average expected dividend yield	0.00%

Compensation cost related to restricted stock units and restricted stock awards was $5 million, $6 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The income tax benefit from restricted stock vestings was $2 million for the year ended December 31, 2025 and $1 million for both of the years ended December 31, 2024 and 2023.

The weighted average grant date fair value of restricted stock units and awards granted for the years ended December 31, 2025, 2024 and 2023 was $6.71, $5.29 and $3.90, respectively. The total fair value of restricted stock units and awards that vested was $6 million, $8 million and $4 million for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, there was $5 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information about unvested restricted stock unit and award activity for the year ended December 31, 2025:

	Restricted Stock Units/Awards	Weighted-Average Grant Date Fair Values
Outstanding on December 31, 2024	1,897,700	$4.36
Granted	1,006,127	$6.71
Vested	1,098,627	$4.76
Forfeited	30,000	$3.31
Outstanding on December 31, 2025	1,775,200

In addition to the outstanding unvested restricted stock units and awards per the above table, there are also 620,797 vested restricted stock units outstanding as of December 31, 2025 with a weighted average grant date fair value of $6.03.

Stock Options

The following table summarizes information about stock option activity for the year ended December 31, 2025:

			Average
		Weighted	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under	Price	Life	Value
	Option	Per Share	(Years)	($ millions)
Outstanding on December 31, 2024	6,222,317	$6.34
Granted	—	$—
Expired	10,140	$5.20
Exercised	2,337,308	$3.05
Outstanding on December 31, 2025	3,874,869	$8.32	2.43	$8
Exercisable on December 31, 2025	3,841,535	$8.36	2.41	$8
Expected to vest December 31, 2025	3,874,869	$8.32	2.43	$8

The aggregate intrinsic value represents the total pretax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year. The aggregate intrinsic value is the difference between the Kodak closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options. The intrinsic values of options outstanding, exercisable or expected to vest as of December 31, 2025 were each $8 million.

There were no options granted in the years ended December 31, 2025 and 2024. The weighted average grant date fair value of options granted for the year ended December 31, 2023 was $2.87. The total fair value of options that vested during both the years ended December 31, 2025 and 2024 was less than $1 million and for the year ended December 31, 2023 was $1 million.

Compensation cost related to stock options for both the years ended December 31, 2025 and 2024 was less than $1 million and for the year ended December 31, 2023 was $3 million.

As of December 31, 2025, there was less than $1 million of unrecognized compensation cost related to stock options, which will be recognized over a period of less than 1 year.

There were 2 million options exercised in the year ended December 31, 2025, and less than 1 million options exercised in both of the years ended December 31, 2024 and 2023. The income tax benefit from stock options exercised was $3 million for the year ended December 31, 2025 and less than $1 million for both of the years ended December 31, 2024 and 2023.

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

The following inputs were used for the valuation of stock option grants issued without a market condition in the year ended December 31, 2023 (there were no stock option grants issued in the years ended December 31, 2025 and 2024):

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

On February 16, 2023, the Compensation, Nominating and Governance Committee of the Board of Directors approved extending the expiration dates for non-qualified stock options awarded between 2016 and 2020 to 21 currently active employees and directors. No other terms were modified. The contractual terms were extended from approximately seven years to approximately ten years. In November 2023 the extended expiration date of certain options was rescinded. The change in the terms of the awards was accounted for as a modification. As a result of the modification, Kodak recognized $2 million of incremental compensation expense in the year-ended 2023, reflecting the incremental fair value of the 3.5 million options that were modified over the fair value of the original options immediately before the modification. The fair value of the options was calculated using a binomial lattice-based valuation model. The key assumptions used in the fair value calculations were:

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

NOTE 24: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share, and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2025, there were 97.4 million shares of common stock outstanding and 1.0 million shares of Series B preferred stock issued and outstanding. At December 31, 2024, there were 80.5 million shares of common stock outstanding, 1.0 million shares of Series B preferred stock issued and outstanding, and 1.2 million shares of Series C preferred stock issued and outstanding.

Preferred Stock

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

Treasury Stock

Treasury stock consisted of approximately 3.0 million and 1.3 million shares at December 31, 2025 and 2024, respectively.

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
(3)
A registration rights agreement, dated as of February 26, 2021, with the Investor, a fund managed by Grand Oaks Capital, providing the Investor with registration rights in respect of shares of the Company's common stock issuable upon conversion of 1,000,000 shares of Series C Preferred Stock (as defined herein) issued pursuant to a Series C Preferred Stock purchase agreement, dated as of February 26, 2021, with the Investor, which registration rights agreement was replaced by an amended and restated registration rights agreement, dated as of August 8,2025, between the Investor and the Company pursuant to which the Company is obligated to register for resale the 15,103,163 shares of common stock issued in the Series C Preferred Share Exchange (of which 14,336,922 shares are already included in the Resale Shares currently registered); and
(4)
A securities registration rights agreement, dated as of February 26, 2021, with certain funds affiliated with KLIM (the “Buyers”), providing the Buyers with registration rights in respect of (i) 1,000,000 shares of the Company's common stock and (ii) shares of the Company's common stock issuable upon conversion of $25,000,000 aggregate principal amount of the Company's 5.0% unsecured convertible promissory notes due May 28, 2026, in each case, issued in a private placement transaction pursuant to a securities purchase agreement, dated as of February 26, 2021, with the Buyers.

On August 8, 2024, the Company filed a shelf Registration Statement on Form S-3 (Registration No. 281403) for the offer and sale of securities from time to time in one or more offerings of up to $500,000,000 of common stock, preferred stock, debt securities, warrants, depositary shares, purchase contracts, guarantees and units (the “2024 Shelf Registration”). This Registration Statement replaced an equivalent shelf Registration Statement on Form S-3 (Registration No. 254353) originally declared effective on August 12, 2021 which was expiring. The Company will file a prospectus supplement to include the specific terms of any offering or sale under either of these shelf registration statements.

At-The-Market ("ATM") Equity Offering Program

On May 21, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), pursuant to which the Company may offer and sell under the 2024 Shelf Registration up to $100 million of shares of the Company’s common stock, par value $0.01 per share (the “shares”), from time to time, in “at-the-market” offerings through BofA, as sales agent or as principal. The Company intends to use the net proceeds from any sale of the shares for general corporate purposes.

Sales of the shares, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with BofA. BofA will receive a commission from the Company that will not exceed, but may be lower than, 3% of the gross sales price of all shares sold under the Sales Agreement.

During 2025, the Company sold 200,000 shares pursuant to the Sales Agreement for net proceeds of approximately $1 million.

NOTE 25: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss by component, were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Currency translation adjustments
Currency translation adjustments	$9	$(16)	$(8)
Pension and other postretirement benefit plan changes
Newly established net actuarial gain (loss)	44	(334)	(122)
Newly established prior service cost	—	—	(29)
Tax benefit	—	—	—
Newly established net actuarial gain (loss), net of tax	44	(334)	(151)
Reclassification adjustments:
Amortization of prior service credit	7	11	9
Amortization of actuarial gains	(6)	(38)	(31)
Recognition of losses due to settlements and curtailments	(68)	(8)	—
Total reclassification adjustments (1)	(67)	(35)	(22)
Tax provision	—	—	—
Reclassification adjustments, net of tax	(67)	(35)	(22)
Pension and other postretirement benefit plan changes, net of tax	(23)	(369)	(173)
Other comprehensive loss	$(14)	$(385)	$(181)

(1)
Reclassified to Pension income - refer to Note 20, "Retirement Plans" and Note 21, "Other Postretirement Benefits" for additional information.

NOTE 26: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of December 31,
(in millions)	2025	2024
Currency translation adjustments	$(127)	$(136)
Pension and other postretirement benefit plan changes	9	32
Total	$(118)	$(104)

NOTE 27: SEGMENT INFORMATION

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

Advanced Materials and Chemicals: The Advanced Materials and Chemicals segment is comprised of five lines of business: the Industrial Film and Chemicals business, the Motion Picture business, the Pharmaceuticals business, the Advanced Materials and Functional Printing business and the IP Licensing and Analytical Services business.

Brand: The Brand segment contains the brand licensing business.

The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other revenues and All Other Operational EBITDA, and primarily represent the operations of EBP, a more than 1,200 acre technology center and industrial complex.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. There are no intersegment sales between the segments.

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the consolidated (loss) earnings from continuing operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; loss on early extinguishment of debt; other operating (expense) income, net and other (charges) income, net.

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

Segment Revenues, Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Year Ended December 31,
	2025	2024	2023
(in millions)
Print:
Revenues from external customers	$715	$737	$828
Cost of revenues	572	597	667
Selling, general and administrative expenses	125	130	124
Research and development expenses	15	18	17
Operational EBITDA	3	(8)	20

Advanced Materials and Chemicals:
Revenues from external customers	316	271	255
Cost of revenues	230	210	203
Selling, general and administrative expenses	34	33	30
Research and development expenses	13	11	12
Operational EBITDA	39	17	10

Brand:
Revenues from external customers	23	20	17
Selling, general and administrative expenses	3	3	2
Operational EBITDA	20	17	15

Total Operational EBITDA for Reportable Segments	62	26	45
All Other Operational EBITDA	2	2	2
Depreciation and amortization	(29)	(28)	(30)
Restructuring costs and other	(21)	(8)	(10)
Stock-based compensation	(5)	(6)	(7)
Consulting and other costs (1)	—	(1)	13
Idle costs (2)	(5)	(2)	(3)
Other operating (expense) income, net (3)	(4)	10	(6)
Interest expense (3)	(62)	(59)	(52)
Pension income excluding service cost component (3)	128	173	161
Loss on early extinguishment of debt (3)	(7)	—	(27)
Other (charges) income, net (3)	(171)	3	1
Consolidated (loss) earnings from continuing operations before income taxes	$(112)	$110	$87

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the year ended December 31, 2025, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters. Consulting and other costs included $15 million of income in the year ended December 31, 2023, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)
Consists of third-party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Total Reportable Segment Revenues	$1,054	$1,028	$1,100
All Other Revenues	15	15	17
Total Consolidated Revenues	$1,069	$1,043	$1,117

In 2025, Kodak increased employee benefit reserves by $2 million primarily reflecting an increase in other employee benefit reserves of $4 million, partially offset by a decrease in workers’ compensation reserves of approximately $1 million driven by changes in discount rates and a decrease in other employee benefit reserves of $1 million, driven by favorable experience. The increase in reserves in 2025 impacted SG&A by approximately $2 million.

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

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

(in millions)	Year Ended December 31,
Intangible asset amortization expense from continuing operations:	2025	2024	2023
Print	$3	$4	$4

(in millions)	Year Ended December 31,
Depreciation expense from continuing operations:	2025	2024	2023
Print	$14	$17	$17
Advanced Materials and Chemicals	11	6	7
All Other	1	1	1
Total	$26	$24	$25

(in millions)	Year Ended December 31,
Long-lived assets located in: (1)	2025	2024
The United States	$142	$143
Europe, Middle East and Africa	5	5
Asia Pacific	4	5
Canada and Latin America	40	36
Non-U.S. countries total (2)	49	46
Total	$191	$189

(1)
Long-lived assets are comprised of property, plant and equipment, net.
(2)
Of the total non-U.S. property, plant and equipment in 2025, $39 million was located in Brazil. Of the total non-U.S. property, plant and equipment in 2024, $35 million was located in Brazil.

Major Customers

Kodak Alaris is the only customer that represented 10% or more of Kodak’s total net revenue in 2025. There were no customers that represented 10% or more of Kodak's total net revenues in 2024 and 2023.

NOTE 28: BUSINESS COMBINATION

On May 26, 2023 Kodak acquired 100% of the outstanding shares of Graphic Systems Services, Inc., a leading provider of web inkjet press transport systems and other print-related components and engineering services.

The acquisition was immaterial to Kodak's financial position as of December 31, 2023 and its results of operations and cash flows for the year ended December 31, 2023.

NOTE 29: SUBSEQUENT EVENTS

Series B Preferred Stock

On March 11, 2026 (the “Amendment Date”), the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company which amended certain terms of the Series B Certificate of Designations (the “2026 Series B Amendment”). The 2026 Series B Amendment provides (i) if any shares of Series B Preferred Stock have not been converted prior to June 11, 2029, the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends, (ii) holders of Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.0% per annum, (iii) each share of Series B Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at a conversion price of $10.00 per share (subject to certain customary anti-dilution adjustments) and (iv) the Company has the right to cause the mandatory conversion of the Series B Preferred Stock into shares of Common Stock in three tranches of the Series B Preferred Stock if the closing price of the Common Stock has for 45 trading days within a period of 60 consecutive trading days a) equaled or exceeded $14.50 after eighteen months from the Amendment Date, b) equaled or exceeded $15.50 after twenty four months from the Amendment Date and c) equaled or exceeded $16.50 after thirty months from the Amendment Date (in each case, the amounts per share is subject to adjustment in the same manner as the conversion price).

Term Loan Credit Agreement

On March 11, 2026, the Company and the Subsidiary Guarantors entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “March 2026 Term Loan Credit Agreement Amendment”) with the Term Loan Lenders and the Term Loan Agent. The March 2026 Term Loan Credit Agreement Amendment requires the Company to pay $50 million of the Term Loans on or before March 18, 2026 and $50 million on or before June 1, 2026, in each case plus a 1% prepayment fee.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework” (2013). Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2025. The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, Kodak’s independent registered public accounting firm, as stated in their report. Refer to Item 8, "Financial Statements and Supplementary Data."

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2025, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

On November 19, 2025, David E. Bullwinkle, Chief Financial Officer and Senior Vice President, terminated the Rule 10b5-1 Plan adopted by him on December 23, 2024, with respect to the potential exercise of vested stock options and the associated sale of up to 518,289 shares of Kodak common stock, subject to certain conditions, which plan commenced on April 2, 2025 and expired on January 1, 2026 or upon the earlier completion of all authorized transactions under such plan.

On December 18, 2025, Roger W. Byrd, General Counsel, Secretary and Senior Vice President, terminated the Rule 10b5-1 Plan adopted by him on June 16, 2025, with respect to the potential exercise of vested stock options and the associated sale of up to 135,201 shares of Kodak common stock, subject to certain conditions, which plan commenced on September 15, 2025 and expired on February 19, 2026 or upon the earlier completion of all authorized transactions under such plan.

During the three months ended December 31, 2025, none of our other Section 16 officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

(a) The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 Entry Into a Material Definitive Agreement,” “Item 2.03 Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant,” “Item 3.03 Material Modification to Rights of Security Holders” and "Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Current Report on Form 8-K in lieu of filing a Form 8-K.

Amendment to Series B Preferred Stock

On March 11, 2026, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company which amended certain terms of the Series B Certificate of Designations (the “2026 Series B Amendment”) that sets forth the terms of the Company’s Series B Preferred Stock, liquidation preference of $100 per share (the “Series B Preferred Stock”). Under the amended terms of the Series B Preferred Stock, (i) if any shares of Series B Preferred Stock have not been converted prior to June 11, 2029, the Company is required to redeem such shares at the liquidation preference of $100 per share plus the amount of accrued and unpaid dividends thereon, (ii) holders of Series B Preferred Stock are entitled to receive cumulative dividends payable quarterly in arrears at a rate of 6.0% per annum, (iii) each share of Series B Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at a conversion price of $10.00 per share (subject to certain customary anti-dilution adjustments) and (iv) subject to certain conditions, the Company has the right to cause the mandatory conversion of the Series B Preferred Stock into shares of Common Stock on or after September 11, 2027 if the closing trading price of the Company’s Common Stock exceeds certain prices for certain periods of time, in each case, on the terms and conditions set forth in the 2026 Series B Amendment. In addition, holders of the Series B Preferred Stock are entitled to receive a make-whole premium, payable in additional shares of Common Stock, following the conversion of Series B Preferred Stock into shares of Common Stock if a fundamental change has occurred (as described in the 2026 Series B Amendment). The 2026 Series B Amendment also includes certain limitations on the Company’s ability to incur certain debt for borrowed money without the consent of the holders of 66 2/3% of the outstanding Series B Preferred Stock, provided that the Company would have the right to redeem the Series B Preferred Stock in full for cash if such consent is not provided (subject to the terms set forth in the 2026 Series B Amendment).

The 2026 Series B Amendment was approved by unanimous consent of the holders of the Series B Preferred Stock.

The foregoing description of the 2026 Series B Amendment and the amended terms of the Company’s Series B Preferred Stock is qualified in its entirety by the full text of the 2026 Series B Amendment, which is attached hereto as Exhibit 3.8 to this Annual Report on Form 10-K.

Amendment to Term Loan Credit Agreement

On March 11, 2026, in connection with the 2026 Series B Amendment, the Company and certain of its subsidiaries entered into the Fourth Amendment to its term loan credit agreement (the “Term Loan Amendment”), which amends the Company’ Amended and Restated Credit Agreement, dated as of June 30, 2023 (as amended, the “Term Loan Credit Agreement”), between the Company, certain of its subsidiaries, the lenders party thereto from time to time, and Alter Domus (US) LLC, as administrative agent. Certain holders of Series B Preferred Stock as well as funds under common management with holders of the Series B Preferred Stock are lenders under the Term Loan Credit Agreement.

The Term Loan Amendment amends the Company’s term loan credit facility to require the Company to prepay an aggregate $50 million principal amount of term loans on or prior to March 18, 2026 and an additional $50 million principal amount of term loans on or prior to June 1, 2026, in each case, plus a prepayment premium equal to one percent of the principal amount of term loans so prepaid.

The foregoing description of the Term Loan Amendment does not purport to be complete and is qualified in its entirety by reference to the Term Loan Amendment, a copy of which is attached as Exhibit 10.36 to this Annual Report on Form 10-K.

Investor Rights Agreement

On March 11, 2026, in connection with the 2026 Series B Amendment, the Company entered into an Investor Rights Agreement (the “Series B Investor Rights Agreement”) with Kennedy Lewis Investment Management LLC (together with its affiliates and certain funds, accounts or clients managed, advised or sub-advised by Kennedy Lewis Investment Management LLC or its affiliates (collectively, “Kennedy Lewis”). Under the terms of the Series B Investor Rights Agreement, Kennedy Lewis is entitled to certain preemptive rights in connection with future issuances of the Company’s equity securities and the Company is entitled to rights of first refusal in connection with any proposed transfer by Kennedy Lewis of the Series B Preferred Stock, in each case, subject to customary terms and conditions. In addition, the Company has agreed to provide Kennedy Lewis with a reasonable opportunity to participate in future debt financings.

The foregoing description of the Series B Investor Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Series B Investor Rights Agreement, a copy of which is attached as Exhibit 4.7 to this Annual Report on Form 10-K.

Registration Rights Agreement

On March 11, 2026, in connection with the 2026 Series B Amendment, the Company entered into a Registration Rights Agreements (the “Series B Registration Rights Agreement”) with Kennedy Lewis. Under the terms of the Series B Registration Rights Agreement, Kennedy Lewis (i) is entitled to require the Company to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, along with other shares of Common Stock held by Kennedy Lewis, on a shelf registration statement and (ii) has certain demand rights with respect to takedowns from such shelf registration statement. The Series B Registration Rights Agreement includes customary terms and conditions, including certain customary indemnification obligations.

The foregoing description of the Series B Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Series B Registration Rights Agreement, a copy of which is attached as Exhibit 4.5 to this Annual Report on Form 10-K.

Amended Board Rights Agreement

On March 11, 2026, in connection with the 2026 Series B Amendment and the Term Loan Amendment, the Company entered into an amendment (the “Amended Board Rights Agreement”) to the letter agreement with Kennedy Lewis, pursuant to which Kennedy Lewis has the right to nominate one individual for election as a member of the Company’s board of directors. Under the Amended Board Rights Agreement, Kennedy Lewis' board nomination right will continue for so long as Kennedy Lewis holds at least $200 million of the term loans outstanding under the Term Loan Credit Agreement or 50% of the Series B Preferred Stock (including any shares of Common stock issued upon conversion of the Series B Preferred Stock).

The foregoing description of the Amended Board Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Board Rights Agreement, a copy of which is attached as Exhibit 4.6 to this Annual Report on Form 10-K.

Beneficial Ownership Side Letter

On March 11, 2026, in connection with the 2026 Series B Amendment, the Company entered into an amendment to an existing agreement (the “Side Letter”) with Kennedy Lewis Management LP and Kennedy Lewis Capital Partners Master Fund III LP, KLIM Delta HQC3 LP, Kennedy Lewis (EU) SPV LP and KLCP Co-Investment Opportunities III LP, (each, a “Fund”) which provides that no Fund shall have the right to convert any shares of Series B Preferred Stock to the extent that after giving effect to such conversion, the Fund, together with the Fund’s Attribution Parties (as defined in the Side Letter), would collectively beneficially own a number of shares of Common Stock of the Company in excess of 4.99% of the number of shares of Common Stock outstanding (the “Beneficial Ownership Limitation”). The Funds may increase or decrease the Beneficial Ownership Limitation at any time upon not less than sixty-one (61) days’ prior written notice to the Company.

The foregoing description of the Side Letter does not purport to be complete and is qualified in its entirety by reference to the Side Letter, a copy of which is attached as Exhibit 4.8 to this Annual Report on Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Director Nominees" in the Company's Notice of 2026 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2025. The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board of Directors and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I of this report under the caption "Information About our Executive Officers." The information required by Item 10 regarding our Insider Trading Policy is incorporated by reference from information under the caption "Insider Trading Policy" in the Proxy Statement. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from information under the caption "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in the Proxy Statement.

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

EQUITY COMPENSATION PLAN INFORMATION

Information as of December 31, 2025, regarding the Company’s equity compensation plans is summarized in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Restricted Stock Awards	Weighted- Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,270,866	$8.32	8,607,862
Equity compensation plans not approved by security holders	—	—	—
Total	6,270,866	$8.32	8,607,862

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

(2) Financial Statement Schedules

The applicable financial statement schedules are included below:

1.
Valuation and qualifying accounts

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

			Net
	Beginning		Deductions	Ending
(in millions)	Balance	Additions	and Other	Balance
Year ended December 31, 2025
Reserve for doubtful accounts	$7	3	3	$7
Deferred tax valuation allowance	$671	145	227	$589

Year ended December 31, 2024
Reserve for doubtful accounts	$8	2	3	$7
Deferred tax valuation allowance	$778	103	210	$671

Year ended December 31, 2023
Reserve for doubtful accounts	$7	3	2	$8
Deferred tax valuation allowance	$826	62	110	$778

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

(3.8)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company, filed herewith.

(3.9)

Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit (3.5) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed on May 12, 2020).

(4.1)

Registration Rights Agreement between Eastman Kodak Company and certain stockholders listed on Schedule 1 thereto, dated September 3, 2013. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-K as filed on September 3, 2013).

(4.2)

Series C Preferred Stock Exchange Agreement, dated as of August 8, 2025, by and between Eastman Kodak Company and GO EK Ventures IV, LLC (Incorporated by reference to Exhibit (4.1) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed August 11, 2025).

(4.3)

Amended and Restated Registration Rights Agreement, dated as of August 8, 2025, by and between Eastman Kodak Company and GO EK Ventures IV, LLC (Incorporated by reference to Exhibit (4.2) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed August 11, 2025).

(4.4)

Registration Rights Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Kennedy Lewis Capital Partners Master Fund LP and Kennedy Lewis Capital Partners Master Fund II LP. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(4.5)

Registration Rights Agreement, dated as of March 11, 2026, by and among Eastman Kodak Company and Kennedy Lewis Investment Management LLC (together with its affiliates and certain funds, accounts or clients managed, advised or sub-advised by Kennedy Lewis Investment Management LLC or its affiliates), filed herewith.

(4.6)	Amended and Restated Board Rights Agreement, dated as of March 11, 2026, by and between Eastman Kodak Company and Kennedy Lewis Investment Management LLC, filed herewith.

(4.7)

Investor Rights Agreement, dated as of March 11, 2026, by and among Eastman Kodak Company and Kennedy Lewis Investment Management LLC (together with its affiliates and certain funds, accounts or clients managed, advised or sub-advised by Kennedy Lewis Investment Management LLC or its affiliates), filed herewith.

(4.8)

Letter Agreement, dated as of March 11, 2026, by and among Eastman Kodak Company and Kennedy Lewis Management LP, Kennedy Lewis Capital Partners Master Fund III LP, KLIM Delta HQC3 LP, Kennedy Lewis (EU) SPV LP and KLCP Co-Investment Opportunities III LP, filed herewith.

(4.9)	Description of Securities, filed herewith.

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

*(10.22)

Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated November 29, 2023 (Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed on March 14, 2024).

*(10.23)	Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated February 23, 2026, filed herewith.

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

(10.30)

Amendment No. 4 to Letter of Credit Facility Agreement, dated as of November 4, 2025, by and among the Company, the Subsidiary Guarantors named therein and Bank of America, N.A., as Agent, Lender and Issuing Bank (Incorporated by reference to Exhibit (10.2) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 as filed on November 6, 2025).

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

(10.33)

First Amendment to Amended and Restated Credit Agreement, dated as of February 26, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent (Incorporated by reference to Exhibit (10.31) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed on March 17, 2025).

(10.34)

Second Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent (Incorporated by reference to Exhibit (10.3) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 as filed on May 8, 2025.)

(10.35)

Third Amendment to Amended and Restated Credit Agreement, dated as of November 4, 2025, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent (Incorporated by reference to Exhibit (10.1) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 as filed on November 6, 2025).

(10.36)

Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 11, 2026, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent, filed herewith.

(10.37)

Securities Purchase Agreement, dated as of February 26, 2021, by and among Eastman Kodak Company, Kennedy Lewis Capital Partners Master Fund LP and Kennedy Lewis Capital Partners Master Fund II LP. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K as filed March 1, 2021).

(10.38)#

Agreement of Purchase and Sale, dated as of November 20, 2024), by and between Mastercard Foundation and Trust Under the Kodak Retirement Income Plan (Incorporated by reference to Exhibit (10.37) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed on March 17, 2025).

(10.39)#

Commitment Agreement, dated as of October 14, 2025, by and among Metropolitan Tower Life Insurance Company, Eastman Kodak Company, acting solely in its capacity as the sponsor of the Kodak Retirement Income Plan (the “Plan”), and State Street Global Advisors Trust Company, acting solely in its capacity as the independent fiduciary of the Plan, filed herewith.

(10.40)

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

(19)

Eastman Kodak Company Policy on Insider Trading (Incorporated by reference to Exhibit (19) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed on March 17, 2025).

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
March 12, 2026

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

Date: March 12, 2026