Form 10-Q
period 2026-03-31
EASTMAN KODAK CO
filed 2026-05-07
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

or

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

As of May 1, 2026, the Registrant had 97.6 million shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

March 31, 2026

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
Revenues
Sales	$229	$210
Services	36	37
Total revenues	265	247
Cost of revenues
Sales	185	174
Services	23	27
Total cost of revenues	208	201
Gross profit	57	46
Selling, general and administrative expenses	48	45
Research and development costs	8	9
Restructuring costs and other	—	5
Other operating expense, net	2	—
Loss from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges, net and income taxes	(1)	(13)
Interest expense	6	14
Pension income excluding service cost component	(4)	(22)
Loss on early extinguishment of debt	1	—
Other charges, net	9	—
Loss from operations before income taxes	(13)	(5)
Provision for income taxes	3	2
NET LOSS	$(16)	$(7)

Basic net loss per share attributable to Eastman Kodak Company common shareholders	$(0.21)	$(0.12)
Diluted net loss per share attributable to Eastman Kodak Company common shareholders	$(0.21)	$(0.12)

Number of common shares used in basic and diluted net loss per share
Basic	97.5	80.6
Diluted	97.5	80.6

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
NET LOSS	$(16)	$(7)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1	6
Pension and other postretirement benefit plan obligation activity, net of tax	—	(75)
Other comprehensive income (loss), net of tax	1	(69)
COMPREHENSIVE LOSS, NET OF TAX	$(15)	$(76)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions, except per share data)	2026	2025
ASSETS
Cash and cash equivalents	$299	$337
Trade receivables, net of allowances of $7 at both periods	135	145
Inventories, net	255	218
Other current assets	104	141
Total current assets	793	841
Property, plant and equipment, net of accumulated depreciation of $502 and $499, respectively	195	191
Goodwill	12	12
Intangible assets, net	17	17
Operating lease right-of-use assets	35	37
Restricted cash	92	96
Pension and other postretirement assets	303	302
Other long-term assets	110	121
TOTAL ASSETS	$1,557	$1,617

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$111	$101
Short-term borrowings and current portion of long-term debt	52	1
Current portion of operating leases	11	11
Other current liabilities	140	155
Total current liabilities	314	268
Long-term debt, net of current portion	108	208
Pension and other postretirement liabilities	187	191
Operating leases, net of current portion	27	30
Other long-term liabilities	249	207
Total liabilities	885	904

Commitments and Contingencies (Note 9)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	72	99

EQUITY
Common stock, $0.01 par value	1	1
Additional paid in capital	1,280	1,278
Treasury stock, at cost	(27)	(26)
Accumulated deficit	(537)	(521)
Accumulated other comprehensive loss	(117)	(118)
Total shareholders’ equity	600	614
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,557	$1,617

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net loss	$(16)	$(7)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	7	7
Pension and postretirement income	—	(18)
Change in fair value of preferred stock embedded derivative	12	—
Non-cash changes in workers' compensation and employee benefit reserves	—	1
Stock based compensation	5	2
Net gain from sale of assets	(1)	—
Loss on early extinguishment of debt	1	—
Provision for deferred income taxes	1	1
Decrease (increase) in trade receivables	9	(8)
(Increase) decrease in miscellaneous receivables	(4)	3
Increase in inventories	(38)	(15)
Increase in trade payables	9	6
Decrease in liabilities excluding borrowings and trade payables	(20)	(20)
Other items, net	5	10
Total adjustments	(14)	(31)
Net cash used in operating activities	(30)	(38)
Cash flows from investing activities:
Additions to properties	(6)	(12)
Proceeds from sale of preferred equity investment	2	—
Proceeds from redemption of KRIP reversion investments	46	—
Net proceeds from the sale of assets	—	5
Net cash provided by (used in) investing activities	42	(7)
Cash flows from financing activities:
Repayment of Amended and Restated Term Loan Agreement	(51)	—
Preferred stock cash dividend payments	(3)	(1)
Treasury stock purchases	—	(1)
Net cash used in financing activities	(54)	(2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	2
Net decrease in cash, cash equivalents and restricted cash	(43)	(45)
Cash, cash equivalents and restricted cash, beginning of period	442	301
Cash, cash equivalents and restricted cash, end of period	$399	$256

Non-cash Financing Item:
Series B preferred stock embedded derivative liability at issuance	$30	$—

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Three-Month Period Ending March 31, 2026
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2025	$1	$1,278	$(521)	$(118)	$(26)	$614	$99
Net loss	—	—	(16)	—	—	(16)	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Extinguishment of 4.0% Series B preferred stock	—	100	—	—	—	100	(100)
Issuance of 6.0% Series B preferred stock	—	(102)	—	—	—	(102)	72
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Treasury stock purchases	—	1	—	—	(1)	—	—
Stock-based compensation	—	5	—	—	—	5	—
Equity (deficit) as of March 31, 2026	$1	$1,280	$(537)	$(117)	$(27)	$600	$72

	Three-Month Period Ending March 31, 2025
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218
Net loss	—	—	(7)	—	—	(7)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(75)	—	(75)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Treasury stock purchases	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2025	$—	$1,149	$(400)	$(173)	$(13)	$563	$220

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company and all companies directly or indirectly controlled, either through majority ownership or otherwise (“Kodak” or the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. ASU 2026-01 requires that such dividends be initially measured on the basis of the dividend rate stated in the preferred stock agreement. The ASU may be applied on either a prospective or modified retrospective basis, and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods (January 1, 2027 for Kodak). Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	March 31,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$299	$337
Restricted cash reported in Other current assets	8	9
Restricted cash	92	96
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$399	$442

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities as of March 31, 2026 and December 31, 2025.

Restricted cash included $26 million and $25 million as of March 31, 2026 and December 31, 2025, respectively, representing the cash collateral required to be posted by the Company under the Amended and Restated L/C Facility Agreement. In addition, restricted cash as of March 31, 2026 and December 31, 2025 included $57 million and $62 million, respectively, representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash also included $7 million of security posted related to Brazilian legal contingencies as of both March 31, 2026 and December 31, 2025.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2026	2025
Finished goods	$91	$84
Work in process	87	72
Raw materials	77	62
Total	$255	$218

NOTE 4: OTHER CURRENT ASSETS

	March 31,	December 31,
(in millions)	2026	2025
Short-term investments (1)	$59	$99
Restricted cash	8	9
Contract assets	5	5
Estimated workers' compensation recoveries	2	2
Other	30	26
Total	$104	$141

(1)
Short-term investments relate to investment assets received by the Company as part of the settlement of the Kodak Retirement Income Plan ("KRIP") in November 2025. The investment assets are primarily hedge fund investments which are expected to be redeemed within one year and are valued using the net asset value ("NAV") per share expedient.

The Other component above consists of other miscellaneous current assets that, individually, were less than 5% of the total current assets component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 5: OTHER LONG-TERM LIABILITIES

	March 31,	December 31,
(in millions)	2026	2025
Workers' compensation	$50	$51
Asset retirement obligations	44	44
Deferred taxes	29	28
Deferred brand licensing revenue	50	52
Environmental liabilities	9	9
Embedded preferred stock derivative liability (1)	42	—
Other	25	23
Total	$249	$207

(1)
Refer to Note 7, "Redeemable Convertible Preferred Stock" for additional details and Note 19, "Financial Instruments" for valuation of this derivative.

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 6: DEBT AND CREDIT FACILITIES

Term Loan Credit Agreement

On March 11, 2026, in connection with the Series B Preferred Stock Amendment (refer to Note 7, “Redeemable, Convertible Preferred Stock” for additional details on the Series B Preferred Stock Amendment), the Company and certain of its subsidiaries entered into the Fourth Amendment to the term loan credit agreement (the “Term Loan Amendment”), which amends the Company’s Amended and Restated Credit Agreement, dated as of June 30, 2023 (as amended, the “Term Loan Credit Agreement”) between the Company, certain of its subsidiaries, the lenders party thereto, and Alter Domus (US) LLC, as administrative agent. Under the Term Loan Credit Agreement, the term loan lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”). Certain holders of Series B Preferred Stock as well as funds under common management with holders of the Series B Preferred Stock are lenders under the Term Loan Credit Agreement.

The Term Loan Amendment required the Company to prepay an aggregate $50 million principal amount of Term Loans on or prior to March 18, 2026 and requires an additional $50 million principal amount of Term Loans on or prior to June 1, 2026, in each case, plus a prepayment premium equal to one percent.

On March 13, 2026, the Company paid $50 million of the outstanding principal amount of the Term Loans, $1 million in accrued uncapitalized interest and a prepayment premium equal to one percent of the principal amount paid. The Company recorded a loss on early extinguishment of debt of approximately $1 million during the first quarter of 2026. The $50 million principal amount due on or prior to June 1, 2026 is included in Short-term borrowings and current portion of long-term debt in the Consolidated Statement of Financial Position.

NOTE 7: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	March 31,	December 31,
(in millions)	2026	2025
6.0% Series B Preferred Stock	$72	$-
4.0% Series B Preferred Stock	$-	$99

4.0% Series B Preferred Stock

On February 25, 2021, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (the “Series B Certificate of Designations”) which established the designation, number of shares, rights, preferences and limitations of the Company’s 4.0% Series B Convertible Preferred Stock, no par value (the “4.0% Series B Preferred Stock”), which became effective upon filing.

On February 26, 2021, the Company agreed to exchange one million shares of Series A Preferred Stock held by Southeastern Asset Management, Inc. (“Southeastern”) and Longleaf Partners Small-Cap Fund, C2W Partners Master Fund Limited and Deseret Mutual Pension Trust, which were investment funds managed by Southeastern at the time (such investment funds, collectively, the “Purchasers”), for shares of the Company’s 4.0% Series B Preferred Stock, on a one-for-one basis plus accrued and unpaid dividends. The fair value of the 4.0% Series B Preferred Stock at the time of issuance approximated $95 million. The Company classified the 4.0% Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Embedded Conversion Features

Kodak allocated $1 million of the fair value from the issuance of the 4.0% Series B Preferred Stock to a derivative liability based on the aggregate fair value of an embedded conversion feature on the date of issuance. The carrying value of the 4.0% Series B Preferred Stock at the time of issuance, $93 million ($95 million fair value of 4.0% Series B Preferred Stock on February 26, 2021 less $1 million allocated to the derivative liability and $1 million of transaction costs) was being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the date of issuance through the mandatory redemption date, May 28, 2026.

Dividend and Other Rights

Holders of 4.0% Series B Preferred Stock were entitled to cumulative dividends payable quarterly in cash at a rate of 4.0% per annum. If any shares of the 4.0% Series B Preferred Stock had not been converted prior to May 28, 2026, the Company was required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends.

Series B Preferred Stock Purchase

On December 5, 2025, certain funds affiliated with Kennedy Lewis (such funds, collectively, the “KL Funds”) purchased all outstanding shares of the 4.0% Series B Preferred Stock from the Purchasers or their successors in privately negotiated transactions.

Extinguishment of 4.0% Series B Preferred Stock

On March 11, 2026 (the “Amendment Date”), the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Series B Certificate of Designations which amended certain terms of the Company’s 4.0% Series B Preferred Stock (the “Series B Preferred Stock Amendment”) and set forth the terms of the Company’s 6.0% Series B Convertible Preferred Stock, no par value (the “6.0% Series B Preferred Stock”).

The Company evaluated the amendment to the Series B Preferred Stock and determined that the 6.0% Series B Preferred Stock is substantially different from the 4.0% Series B Preferred Stock, primarily as a result of the embedded conversion option which is being accounted for separately as a derivative following the amendment. Accordingly, the Company accounted for the transaction as an extinguishment of the 4.0% Series B Preferred Stock and the issuance of a new 6.0% Series B Preferred Stock. The Company recognized a $2 million deemed dividend, recorded to Additional paid in capital in the Consolidated Statement of Financial Position, representing the excess of the fair value of the 6.0% Series B Preferred Stock over the carrying value of the 4.0% Series B Preferred Stock as of the Amendment Date.

6.0% Series B Preferred Stock

The total fair value of the 6.0% Series B Preferred Stock on the Amendment Date was approximately $102 million, of which $30 million was allocated to the embedded conversion options and recorded separately as a derivative liability (See “Embedded Conversion Features” section below for additional details). The remaining $72 million is being accreted to the mandatory redemption amount using the effective interest method to Additional paid in capital in the Consolidated Statement of Financial Position as a deemed dividend from the Amendment Date through the mandatory redemption date, June 11, 2029. The Company has classified the 6.0% Series B Preferred Stock as temporary equity in the Consolidated Statement of Financial Position.

Dividend and Other Rights

The 6.0% Series B Preferred Stock ranks senior to the Company's common stock, par value $.01 per share ("Common Stock") with respect to dividend rights and rights on liquidation, winding-up and dissolution. The 6.0% Series B Preferred Stock has a liquidation preference of $100 per share, and the holders of 6.0% Series B Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.0% per annum. Holders of 6.0% Series B Preferred Stock will have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company. The Series B Preferred Stock Amendment also includes certain limitations on the Company’s ability to incur certain debt for borrowed money without the consent of the holders of 66 2/3% of the outstanding 6.0% Series B Preferred Stock, provided that the Company would have the right to redeem the 6.0% Series B Preferred Stock in full for cash if such consent is not provided (subject to the terms set forth in the Series B Preferred Stock Amendment).

Redemption Features

If any shares of 6.0% Series B Preferred Stock have not been converted prior to June 11, 2029 (the “Mandatory Redemption Date”), the Company is required to redeem such shares at $100 per share plus the amount of accrued and unpaid dividends. As the Company concluded the 6.0% Series B Preferred Stock is considered more akin to a debt-type instrument, the redemption feature is considered to be clearly and closely related to the host contract and therefore was not required to be separated from the 6.0% Series B Preferred Stock.

Conversion Features

Each share of 6.0% Series B Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion rate of 10.00 shares of Common Stock for each share of 6.0% Series B Preferred Stock (equivalent to an initial conversion price of $10.00 per share of Common Stock). The initial conversion rate and the corresponding conversion price are subject to certain customary anti-dilution adjustments. If a holder elects to convert any shares of 6.0% Series B Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series B Preferred Stock Amendment), such holder can elect to receive a make-whole premium, payable in additional shares of Common Stock, following the conversion of Series B Preferred Stock into shares of Common Stock if a fundamental change has occurred. In each case, the holder will also be entitled to receive shares with respect to accumulated dividends. In addition, the Company will have the right to require holders to convert any shares of 6.0% Series B Preferred Stock in connection with certain reorganization events in which case the conversion rate will be adjusted, subject to certain limitations.

The Company has the right, subject to certain conditions, to cause the mandatory conversion of the 6.0% Series B Preferred Stock into shares of Common Stock in three tranches, each representing one-third of the 6.0% Series B Preferred Stock if the closing price of the Common Stock has for 45 trading days within a period of 60 consecutive trading days a) equaled or exceeded $14.50 after eighteen months from the Amendment Date, b) equaled or exceeded $15.50 after twenty four months from the Amendment Date and c) equaled or exceeded $16.50 after thirty months from the Amendment Date (in each case, the amount per share is subject to adjustment in the same manner as the conversion price).

Upon a voluntary or mandatory conversion of the 6.0% Series B Preferred Stock, to the extent the Company would otherwise be required to issue shares of Common Stock in excess of the number permitted without obtaining shareholder or regulatory approval, the Company is required to pay cash in lieu of issuing such excess shares. The cash payment is determined based on the market value of the Common Stock as of the applicable conversion date.

Embedded Conversion Features

The Company concluded the economic characteristics and risks of the embedded conversion features are not considered clearly and closely related to the 6.0% Series B Preferred Stock. Accordingly, these embedded conversion features were bifurcated from the 6.0% Series B Preferred Stock and separately accounted for on a combined basis as a single derivative liability. The Company allocated $30 million of the total fair value of the 6.0% Series B Preferred Stock to the derivative liability based on the aggregate fair value of the embedded conversion features as of the Amendment Date. The derivative is being accounted for at fair value with subsequent changes in the fair value being reported as part of Other charges, net in the Consolidated Statement of Operations.

The fair value of the embedded derivative as of March 31, 2026 was a liability of $42 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 19, “Financial Instruments” for information on the valuation of the derivative.

Beneficial Ownership Side Letter

On March 11, 2026, in connection with the Series B Preferred Stock Amendment, the Company entered into an amendment to an existing agreement (the “Side Letter”) with Kennedy Lewis Management LP and Kennedy Lewis Capital Partners Master Fund III LP, KLIM Delta HQC3 LP, Kennedy Lewis (EU) SPV LP and KLCP Co-Investment Opportunities III LP, (each, a “Fund”) which provides that no Fund shall have the right to convert any shares of 6.0% Series B Preferred Stock to the extent that after giving effect to such conversion, the Fund, together with the Fund’s Attribution Parties (as defined in the Side Letter), would collectively beneficially own a number of shares of Common Stock of the Company in excess of 4.99% of the number of shares of Common Stock outstanding (the “Beneficial Ownership Limitation”). The Funds may increase or decrease the Beneficial Ownership Limitation at any time upon not less than sixty-one (61) days’ prior written notice to the Company.

Investor Rights Agreement

On March 11, 2026, in connection with the Series B Preferred Stock Amendment, the Company entered into an Investor Rights Agreement (the “Series B Investor Rights Agreement”) with Kennedy Lewis Investment Management LLC (together with its affiliates and certain funds, accounts or clients managed, advised or sub-advised by Kennedy Lewis Investment Management LLC or its affiliates, “Kennedy Lewis”). Under the terms of the Series B Investor Rights Agreement, Kennedy Lewis is entitled to certain preemptive rights in connection with future issuances of the Company’s equity securities and the Company is entitled to rights of first refusal in connection with any proposed transfer by Kennedy Lewis of the Series B Preferred Stock, in each case, subject to customary terms and conditions. In addition, the Company has agreed to provide Kennedy Lewis with a reasonable opportunity to participate in future debt financings.

Registration Rights Agreement:

On March 11, 2026, in connection with the Series B Preferred Stock Amendment, the Company entered into a Registration Rights Agreement (the “Series B Registration Rights Agreement”) with Kennedy Lewis. Under the terms of the Series B Registration Rights Agreement, Kennedy Lewis (i) is entitled to require the Company to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, along with other shares of Common Stock held by Kennedy Lewis, on a shelf registration statement and (ii) has certain demand rights with respect to takedowns from such shelf registration statement. The Series B Registration Rights Agreement includes customary terms and conditions, including certain customary indemnification obligations.

NOTE 8: LEASES

Income recognized on operating lease arrangements for the three months ended March 31, 2026 and 2025 is presented below. Income recognized for sales-type lease arrangements for the three months ended March 31, 2026 and 2025 was $1 million and less than $1 million, respectively.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Lease income - operating leases:
Lease income	$2	$2
Variable lease income	2	2
Total lease income	$4	$4

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company had outstanding letters of credit of $24 million issued under the Amended and Restated L/C Facility Agreement, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $54 million, and restricted cash of $100 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Other current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2026, Kodak’s Brazilian operations maintained accruals of approximately $7 million for claims aggregating approximately $51 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of March 31, 2026, Kodak’s Brazilian operations have posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $41 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024. On September 29, 2025, the Notary Register Office confirmed the cancellation of the lien on Brazilian non-cash assets. Recognition of the enrollment by the Internal Revenue Service is in process and Kodak expects the process to be completed within the next several months.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2025 to March 31, 2026, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2025	$14
New extended warranty and maintenance arrangements deferred	15
Recognition of extended warranty and maintenance arrangement revenue	(14)
Deferred revenue on extended warranties as of March 31, 2026	$15

NOTE 11: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
March 31, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$125	$6	$—	$—	$131
Ongoing service arrangements	34	—	—	—	34
Total annuities	159	6	—	—	165
Equipment & software	21	—	—	—	21
Film and chemicals	—	69	—	—	69
Total core products and services	180	75	—	—	255
Growth products (2)	—	1	—	—	1
Other (3)	—	—	6	3	9
Total	$180	$76	$6	$3	$265

Three Months Ended
March 31, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$114	$7	$—	$—	$121
Ongoing service arrangements	36	—	—	—	36
Total annuities	150	7	—	—	157
Equipment & software	15	—	—	—	15
Film and chemicals	—	66	—	—	66
Total core products and services	165	73	—	—	238
Growth products (2)	—	1	—	—	1
Other (3)	—	—	4	4	8
Total	$165	$74	$4	$4	$247

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

Geography (1):

Three Months Ended
March 31, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$67	$58	$6	$3	$134
Canada	3	1	—	—	4
North America	70	59	6	3	138
Europe, Middle East and Africa	67	8	—	—	75
Asia Pacific	40	9	—	—	49
Latin America	3	—	—	—	3
Total	$180	$76	$6	$3	$265

Three Months Ended
March 31, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$52	$59	$4	$4	$119
Canada	3	—	—	—	3
North America	55	59	4	4	122
Europe, Middle East and Africa	68	7	—	—	75
Asia Pacific	38	8	—	—	46
Latin America	4	—	—	—	4
Total	$165	$74	$4	$4	$247

(1)
Sales are reported in the geographic area in which they originate.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amounts recorded for contract assets at both March 31, 2026 and December 31, 2025 was $5 million and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amounts recorded for contract liabilities in the Consolidated Statement of Financial Position at March 31, 2026 and December 31, 2025 was $91 million and $94 million, respectively, of which $41 million and $42 million, respectively, was reported in Other current liabilities and $50 million and $52 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three months ended March 31, 2026 and 2025 that was included in the contract liability balance at the beginning of the respective fiscal years was $27 million and $19 million, respectively, and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities included $23 million and $18 million of cash payments received during the three months ended March 31, 2026 and 2025, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of March 31, 2026, there was approximately $80 million of unrecognized revenue from unsatisfied performance obligations. Approximately 15% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2026, 15% in 2027, 10% in each of 2028 and 2029 and 50% thereafter.

NOTE 12: OTHER CHARGES, NET

	Three Months Ended
	March 31,
(in millions)	2026	2025
Interest income	$(3)	$(2)
Loss on foreign exchange transactions	2	2
Change in fair value of embedded preferred stock derivative liability (1)	12	—
Other	(2)	—
Total	$9	$—

(1)
Refer to Note 19, "Financial Instruments" for information on the valuation of this derivative.

NOTE 13: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Loss from operations before income taxes	$(13)	$(5)
Effective tax rate	(23.1)%	(40.0)%
Provision for income taxes	3	2
Benefit for income taxes at U.S. statutory tax rate	(3)	(1)
Difference between tax at effective vs. statutory rate	$6	$3

For the three months ended March 31, 2026, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current losses and earnings; (2) the jurisdictional mix of earnings (including US state); and (3) foreign withholding taxes.

For the three months ended March 31, 2025, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current losses and earnings and (2) a provision associated with foreign withholding taxes on undistributed earnings.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Many participating countries enacted changes which took effect in 2024. After considering the applicable tax law changes in the Pillar 2 implementation, Kodak determined there was no material impact to its tax provision for the three months ended March 31, 2026 and 2025.

In March 2026, German Federal Fiscal Court (BFH) ruling (I R 37/22) confirmed that profit and loss transfer agreements ("PLTA") must be actually and timely implemented to maintain a valid tax group in Germany, including timely settlement of profit or loss compensation amongst entities in the group. Kodak is in the process of gathering information and assessing the impacts, if any, on the tax positions of the entities in the Company's German group for the 2021-2025 periods that are impacted by this ruling.

NOTE 14: RETIREMENT PLANS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
	2026		2025
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$—	$3	$—
Interest cost	—	4	27	4
Expected return on plan assets	(5)	(4)	(45)	(5)
Amortization of:
Prior service cost	—	—	3	—
Actuarial loss (gain)	—	1	(7)	1
Net pension (income) expense before special termination benefits	(1)	1	(19)	—
Special termination benefits (1)	—	—	1	—
Total net pension (income) expense	$(1)	$1	$(18)	$—

(1) The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in

Restructuring costs and other in the Consolidated Statement of Operations for that period.

On January 21, 2025, the Board of Directors of Kodak approved the termination of the Kodak Retirement Income Plan (“KRIP”), effective March 31, 2025, and no further benefits were accrued under KRIP following this date. In addition, the Board of Directors approved a defined benefit retirement plan (the “Kodak Cash Balance Plan”) as a replacement for KRIP which became effective on March 1, 2025 for new hires and on April 1, 2025 for then current employees. The benefits under the Kodak Cash Balance Plan are substantially the same as those under the cash balance feature of KRIP. On November 26, 2025, all pension obligations under KRIP were fully settled and the excess pension assets were reverted to the Company.

NOTE 15: EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted loss per share for the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net loss	$(16)	$(7)
Less: Series B Preferred stock cash dividends	(1)	(1)
Less: Series C Preferred stock in-kind dividends	—	(2)
Less: Preferred stock deemed dividends	(1)	—
Less: Deemed dividend on preferred stock amendment	(2)	—
Net loss available to common shareholders - basic	$(20)	$(10)

	Three Months Ended
	March 31,
(in millions of shares)	2026	2025
Weighted average shares — basic	97.5	80.6
Effect of dilutive securities
Unvested restricted stock units	—	—
Employee stock options	—	—
Series B Preferred Stock	—	—
Weighted average shares — diluted	97.5	80.6

As a result of the net loss available to common shareholders for the three months ended March 31, 2026, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the three months ended March 31, 2026, the calculation of diluted earnings per share would have included the assumed vesting of 1.8 million unvested restricted stock units, the assumed exercise of 0.7 million stock options and the assumed conversion of 0.3 million shares of 6.0% Series B Preferred Stock as permitted by the Beneficial Ownership Limitation.

As a result of the net loss available to common shareholders for the three months ended March 31, 2025, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the three months ended March 31, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.8 million unvested restricted stock units, the assumed exercise of 1.6 million stock options and the assumed conversion of 1.0 million shares of 4.0% Series B Preferred Stock.

The computation of diluted earnings per share for the three months ended March 31, 2026 excluded the impact of (1) the assumed conversion of 0.3 million shares of 6.0% Series B Preferred Stock as permitted by the Beneficial Ownership Limitation and (2) the assumed exercise of 1.7 million outstanding employee stock options because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three months ended March 31, 2025 excluded the impact of (1) the assumed conversion of 1.0 million shares of 4.0% Series B Preferred Stock, (2) the assumed conversion of 1.2 million shares of Series C Preferred Stock and (3) the assumed exercise of 1.7 million outstanding employee stock options because the effects would have been anti-dilutive.

NOTE 16: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of March 31, 2026 and December 31, 2025, there were 97.6 million and 97.4 million shares of common stock outstanding, respectively.

Preferred Stock

Series B Preferred stock issued and outstanding included 1.0 million shares of 6.0% Series B Preferred Stock at March 31, 2026 and 1.0 million shares of 4.0% Series B Preferred Stock at December 31, 2025 .

Treasury Stock

Treasury stock consisted of approximately 3.2 million and 3.0 million shares as of March 31, 2026 and December 31, 2025, respectively.

NOTE 17: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss) by component were as follows:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Currency translation adjustments
Currency translation adjustments	$1	$6

Pension and other postretirement benefit plan changes
Newly established net actuarial loss	—	(71)
Tax provision	—	—
Newly established net actuarial loss, net of tax	—	(71)
Reclassification adjustments:
Amortization of prior service cost (1)	—	3
Amortization of actuarial gains (1)	—	(7)
Total reclassification adjustments	—	(4)
Tax provision	—	—
Reclassification adjustments, net of tax	—	(4)
Pension and other postretirement benefit plan changes, net of tax	—	(75)
Other comprehensive income (loss)	$1	$(69)

(1)
Reclassified to Total Net Periodic Benefit Cost - refer to Note 14, "Retirement Plans".

NOTE 18: SEGMENT INFORMATION

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

The balance of Kodak’s continuing operations, which primarily represent the operations of Eastman Business Park ("EBP") and do not meet the criteria of a reportable segment, are reported in All Other revenues and All Other Operational EBITDA.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 included in the 2025 Form 10-K. There are no intersegment sales between the segments.

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the loss from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; interest expense; other operating expense, net and other charges, net.

The CODM uses Operational EBITDA in assessing segment performance and deciding how to allocate resources for each segment predominantly through the annual budget and forecasting process. The CODM evaluates Operational EBITDA budget-to-actual variances and changes in Operational EBITDA from prior periods when comparing the results of each segment with one another.

Segment financial information is shown below. Asset information by reportable segment is not disclosed below as this information is not regularly provided to or used by the CODM in assessing performance and allocating resources.

Segment Revenues, Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
	2026	2025
(in millions)
Print:
Revenues from external customers	$180	$165
Cost of revenues	143	137
Selling, general and administrative expenses	31	33
Research and development expenses	3	4
Operational EBITDA	3	(9)

Advanced Materials and Chemicals:
Revenues from external customers	76	74
Cost of revenues	56	55
Selling, general and administrative expenses	10	9
Research and development expenses	3	3
Operational EBITDA	7	7

Brand:
Revenues from external customers	6	4
Selling, general and administrative expenses	1	—
Operational EBITDA	5	4

Total Operational EBITDA for Reportable Segments	15	2
All Other Operational EBITDA	(2)	—
Depreciation and amortization	(7)	(7)
Restructuring costs and other	—	(5)
Stock-based compensation	(5)	(2)
Consulting and other costs (1)	1	—
Idle costs (2)	(1)	(1)
Other operating expense, net (3)	(2)	—
Interest expense (3)	(6)	(14)
Pension income excluding service cost component (3)	4	22
Loss on early extinguishment of debt (3)	(1)	—
Other charges, net (3)	(9)	—
Consolidated loss from continuing operations before income taxes	$(13)	$(5)

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the three months ended March 31, 2026, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Total Reportable Segment Revenues	$262	$243
All Other Revenues	3	4
Total Consolidated Revenues	$265	$247

There was no change to employee benefit reserves in the three months ended March 31, 2026. Kodak increased employee benefit reserves by approximately $1 million in the three months ended March 31, 2025 due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three months ended March 31, 2025 impacted gross profit by approximately $1 million.

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

	Three Months Ended
(in millions)	March 31,
Intangible asset amortization expense from continuing operations:	2026	2025
Print	$-	$1
Total	$-	$1

	Three Months Ended
(in millions)	March 31,
Depreciation expense from continuing operations:	2026	2025
Print	$3	$4
Advanced Materials and Chemicals	4	2
Total	$7	$6

(in millions)	March 31,	December 31,
Long-lived assets located in: (1)	2026	2025
The United States	$144	$142
Europe, Middle East and Africa	5	5
Asia Pacific	3	4
Canada and Latin America	43	40
Non-U.S. countries total (2)	51	49
Total	$195	$191

(1) Long-lived assets are comprised of property, plant and equipment, net.

(2) Of the total non-U.S. property, plant and equipment as of March 31, 2026, $41 million was located in Brazil. Of the total

non-U.S. property, plant and equipment as of December 31, 2025, $39 million was located in Brazil.

NOTE 19: FINANCIAL INSTRUMENTS

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity pricing and interest rates, which may adversely affect its results of operations and financial position. Kodak manages such exposures, in part, with derivative financial instruments. Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities, as well as forecasted foreign currency denominated intercompany assets.

Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Kodak does not utilize financial instruments for trading or other speculative purposes.

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net loss at the same time that the exposed assets and liabilities are re-measured through net loss (both in Other charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at March 31, 2026 and December 31, 2025 was approximately $190 million and $224 million, respectively. The majority of the contracts of this type held by Kodak as of March 31, 2026 are denominated in Chinese renminbi and Japanese yen and as of December 31, 2025 were denominated in Chinese renminbi, Japanese yen and European euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net loss (gain) from derivatives not designated as hedging instruments	$2	$(1)

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2026 and 2025.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of March 31, 2026 and December 31, 2025 was zero and less than $1 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of March 31, 2026 and December 31, 2025 was $2 million and less than $1 million, respectively.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The fair values of long-term borrowings were $100 million and $151 million at March 31, 2026 and December 31, 2025, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both March 31, 2026 and December 31, 2025.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.

As disclosed in Note 7, “Redeemable, Convertible Preferred Stock”, the embedded conversion options were bifurcated from the 6.0% Series B Preferred Stock and are accounted for on a combined basis as a single derivative liability. The fair value of these embedded conversion options is determined using significant unobservable inputs (Level 3 fair value measurements). The Company estimates the fair value of each embedded conversion option using a binomial lattice model, and the combined fair value is recorded as a derivative liability.

The following table presents the key inputs used in the determination of fair value for the embedded conversion options:

	Valuation Date
	March 31,	March 11,
	2026	2026
Total value of embedded derivative ($ millions)	$42	$30
Kodak's closing stock price	$9.05	$6.95
Expected stock price volatility	66.50%	65.00%
Risk free rate	3.82%	3.71%
Implied yield on preferred stock	19.15%	18.48%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or outcomes, or timing of actual results or outcomes, to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events, results or outcomes, or their timing, to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10-K”) under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10‑Q and in other filings the Company makes with the SEC from time to time, as well as the following:

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
•
The impact of the global economic environment, including geopolitical issues, inflationary pressures, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, medical epidemics and Kodak’s ability to effectively mitigate or recoup the associated increased costs of aluminum, silver and other raw materials, energy, labor, shipping, delays in shipment and production times, and fluctuations in demand;
•
Kodak’s ability to obtain additional or alternate financing if and as needed, Kodak’s continued ability to manage world-wide cash through intercompany loans, distributions and other mechanisms, and Kodak’s ability to provide or facilitate financing for its customers;
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

Future events and other factors may cause Kodak’s actual results or outcomes to differ materially from the forward–looking statements. All forward–looking statements attributable to Kodak or persons acting on its behalf apply only as of the date of this report on Form 10‑Q and are expressly qualified in their entirety by the cautionary statements included or referenced in this document. Kodak undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

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

Consolidated revenues in the three months ended March 31, 2026 were $265 million, an increase of $18 million (7%) when compared to the three months ended March 31, 2025. Currency fluctuations had a favorable impact on revenues ($7 million) in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Print revenues in the three months ended March 31, 2026 were $180 million, an increase of $15 million (9%) compared to the prior year quarter. Print revenues accounted for 68% of Kodak’s total revenues for the three months ended March 31, 2026. Advanced Materials and Chemicals revenues in the three months ended March 31, 2026 were $76 million, an increase of $2 million (3%) compared to the prior year quarter.

Economic Environment and Other Global Events:

Kodak sells and services its products globally, with more than half of sales generated outside the U.S. The macroeconomic environment remains highly volatile due to changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, geopolitical conflicts, fluctuations in commodity prices, elevated inflation and on-going supply chain constraints, all of which have impacted Kodak’s operations.

These conditions have contributed to increased manufacturing costs, primarily due to the impact of U.S. tariffs on imported goods (including aluminum, steel and certain raw materials and component parts used in Kodak’s manufacturing and supply chain), as well as increases in commodity prices including aluminum and silver, higher labor, material, and distribution costs, and lower production volumes. The Company has implemented various pricing actions, productivity improvements, supply chain and workforce optimization initiatives and other cost savings activities. In addition, the Company has renegotiated supplier contracts and obtained certain tariff exemptions. Collectively, these actions have largely mitigated the impact of higher manufacturing costs and, as a result, did not have a material adverse effect on Kodak’s operations, financial condition or cash flows for the quarter ended March 31, 2026.

Kodak continues to actively monitor the developments related to tariffs to assess additional actions that may be taken to mitigate the effects of future tariff changes, including further pricing actions, additional cost reduction measures, securing alternative suppliers and evaluating potential changes to the Company’s manufacturing footprint. However, there is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs, any exceptions or exemptions that are or may become available and the timing of their implementation, and scope, all of which could have a material adverse effect on Kodak’s business, financial condition and results of operations.

As a result of a trade case brought by the Company in the U.S., the following duties are currently being imposed on U.S. imports of aluminum lithographic printing plates: (i) anti-dumping duties of 115.84% on plates manufactured in China by Fujifilm and 317.43% on such plates manufactured in China by other entities, (ii) countervailing duties of 35.66% on practically all plates manufactured in China, and (iii) anti-dumping duties of 91.83% on practically all plates manufactured in Japan. Fujifilm has appealed the basis for the imposition of these duties. These duties are in addition to other tariffs that may be imposed on imports generally, including on aluminum derivative products to the extent applicable. There can be no assurance that the duties imposed on imported plates will provide Kodak effective relief and will not be reduced or impaired by any appeal or other challenge.

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

The Advanced Materials and Chemicals segment has experienced labor shortages in certain manufacturing areas. Increased demand for consumer film products along with manufacturing equipment limitations and labor shortages have contributed to increased backorders. The Advanced Materials and Chemicals segment has increased headcount and made capital investments in equipment upgrades and new equipment that increased capacity and streamlined processes which has reduced backorders and improved operational efficiency. Increased demand for film products may continue to place stress on manufacturing equipment and the labor force without further investment or additional hiring in key areas.

The ongoing changes in global economic conditions and the impact of other global events on Kodak’s operations and financial performance remains uncertain. A further deterioration in economic conditions, sustained supply chain disruptions or constraints in securing raw materials and components, or additional increases in manufacturing and other costs without further pricing actions, productivity improvements, supply chain mitigation actions or other cost saving measures, could unfavorably impact Kodak's operating results.

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
o
Pharmaceuticals Manufacturing - Kodak completed construction of its Current Good Manufacturing Practice (“cGMP”) lab and manufacturing facility at Eastman Business Park ("EBP") in 2025 and is now certified to manufacture reagents for certain healthcare applications. Kodak plans to expand the product offering over time and is in the process of obtaining ISO 13458 and FDA Class II certification for its manufacturing facility.
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
o
Transparent Antennas - Kodak plans to leverage its proprietary copper micro-wire technologies and high-resolution printing expertise to contract-manufacture custom transparent antennas for automotive, commercial construction, and other applications requiring excellent radio frequency (“RF”) and optical performance. The integration of antennas is growing worldwide due to the rapid expansion of 5G and an overall increase in RF communications, and the ubiquity of glass surfaces makes transparent antennas attractive for multiple end-use markets. Kodak is evaluating this unique technology and expertise for transparent heaters for automotive and telecom applications, as well as for the manufacture of electronic films for the medical device market.
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
•
Film and related component manufacturing operations and Kodak Research Laboratories utilize capacity at EBP, which helps cost absorption for both Kodak operations and tenants at EBP. Kodak has invested in film manufacturing to increase capacity and to grow different initiatives in film. In the fourth quarter of 2025, Kodak launched its own direct distribution brand of still films which aim to provide distributors, retailers and consumers with more stable pricing and a broader, more reliable supply. In addition, Kodak announced the availability of KODAK VERITA 200D Color Negative Motion Picture Film (5206/7206), a new specialty film stock that expands the Company's motion picture portfolio and reinforces Kodak’s long-standing leadership in film.
•
Kodak plans to capitalize on its intellectual property through new business or licensing opportunities in 3D printing materials, smart material applications, and printed electronics markets.

RESULTS OF OPERATIONS

2026 COMPARED TO 2025

FIRST QUARTER RESULTS OF OPERATIONS

	Three Months Ended March 31,
		% of		% of
(dollars in millions)	2026	Sales	2025	Sales	$ Change
Revenues	$265		$247		$18
Cost of revenues	208		201		7
Gross profit	57	22%	46	19%	11
Selling, general and administrative expenses	48	18%	45	18%	3
Research and development costs	8	3%	9	4%	(1)
Restructuring costs and other	—	0%	5	2%	(5)
Other operating expense, net	2	1%	—	0%	2
Loss from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges, net and income taxes	(1)	(0)%	(13)	(5)%	12
Interest expense	6	2%	14	6%	(8)
Pension income excluding service cost component	(4)	(2)%	(22)	(9)%	18
Loss on early extinguishment of debt	1	0%	—	0%	1
Other charges, net	9	3%	—	0%	9
Loss from operations before income taxes	(13)	(5)%	(5)	(2)%	(8)
Provision for income taxes	3	1%	2	1%	1
NET LOSS	$(16)	(6)%	$(7)	(3)%	$(9)

Revenue

For the three months ended March 31, 2026 revenues increased $18 million compared with the same period in 2025, primarily driven by improved pricing in Print ($10 million) and Advanced Materials and Chemicals ($6 million), favorable foreign currency fluctuations ($7 million) and higher volume in Brand ($1 million), partially offset by lower volume in Advanced Materials and Chemicals ($5 million) and Print ($2 million). See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2026 increased $11 million compared with the same period in 2025, primarily due to improved pricing in Print ($9 million) and Advanced Materials and Chemicals ($5 million), higher margins in Print ($1 million), favorable foreign currency fluctuations ($1 million), reduced manufacturing costs in Print ($1 million), higher volume in Brand ($1 million) and net change in employee benefit reserves ($1 million), partially offset by higher silver costs ($5 million) and manufacturing costs ($2 million) in Advanced Materials and Chemicals, lower volume in Advanced Materials and Chemicals ($1 million) and higher aluminum costs ($1 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated selling and general administrative expenses ("SG&A") increased $3 million in the three months ended March 31, 2026 compared to the prior year period, primarily due to an increase in equity compensation costs ($4 million), partially offset by a decline in consulting and other costs ($1 million) related to an insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation received in the first quarter of 2026 ($1 million).

Research and Development Costs

Consolidated research and development ("R&D") expenses in the three months ended March 31, 2026 were relatively flat compared to the prior year period.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component decreased $18 million in the three months ended March 31, 2026 due to lower expected return on assets driven by a decrease in the asset base due to the settlement of the Kodak Retirement Income Plan ("KRIP") in the fourth quarter of 2025. Refer to Note 14, "Retirement Plans".

Other Charges, Net

For details, refer to Note 12, "Other Charges, Net".

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

The balance of Kodak’s continuing operations, which primarily represent the operations of EBP and do not meet the criteria of a reportable segment, are reported in All Other revenues and All Other Operational EBITDA.

Segment Revenues

	Three Months Ended
	March 31,
(in millions)	2026	2025
Print	$180	$165
Advanced Materials and Chemicals	76	74
Brand	6	4
Total of reportable segments	262	243
All Other revenues	3	4
Consolidated total	$265	$247

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents consolidated loss from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; idle costs; interest expense; loss on early extinguishment of debt; other operating expense, net and other charges, net.

Segment Operational EBITDA and Consolidated Loss from Operations Before Income Taxes

	Three Months Ended
	March 31,
(in millions)	2026	2025
Print	$3	$(9)
Advanced Materials and Chemicals	7	7
Brand	5	4
All other	(2)	—
Depreciation and amortization	(7)	(7)
Restructuring costs and other	—	(5)
Stock based compensation	(5)	(2)
Consulting and other costs (1)	1	—
Idle costs (2)	(1)	(1)
Other operating expense, net (3)	(2)	—
Interest expense (3)	(6)	(14)
Pension income excluding service cost component (3)	4	22
Loss on early extinguishment of debt (3)	(1)	—
Other charges, net (3)	(9)	—
Consolidated loss from operations before income taxes	$(13)	$(5)

(1) Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the three months ended March 31, 2026, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2) Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3) As reported in the Consolidated Statement of Operations.

There was no change to employee benefit reserves in the three months ended March 31, 2026. Kodak increased employee benefit reserves by approximately $1 million in the three months ended March 31, 2025 due to an increase in workers' compensation reserves driven by changes in discount rates. The increase in reserves in the three months ended March 31, 2025 impacted gross profit by approximately $1 million.

PRINT SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change
Revenues	$180	$165	$15

Operational EBITDA	$3	$(9)	$12
Operational EBITDA as a % of revenues	2%	(5)%

Revenues

Print revenues for the three months ended March 31, 2026 increased $15 million primarily due to improved pricing in Prepress Solutions ($10 million), favorable foreign currency fluctuations ($7 million), higher volume in PROSPER ($4 million) and Software ($1 million), partially offset by reduced volume in Prepress Solutions ($4 million) and Electrophotographic Printing Solutions ("EPS") ($3 million).

Operational EBITDA

Print Operational EBITDA for the three months ended March 31, 2026 increased $12 million primarily due to improved pricing in Prepress Solutions ($9 million), higher volume in PROSPER ($1 million) and Software ($1 million), higher margins in EPS ($1 million)

and reduced manufacturing costs ($1 million), partially offset by higher costs for aluminum ($1 million) and lower volume in Prepress Solutions ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change
Revenues	$76	$74	$2

Operational EBITDA	$7	$7	$—
Operational EBITDA as a % of revenues	9%	9%

Revenues

Advanced Materials and Chemicals revenues for the three months ended March 31, 2026 increased $2 million primarily due to improved pricing in Industrial Film and Chemicals ($6 million), partially offset by a decline in volume ($4 million) in Industrial Film and Chemicals.

Operational EBITDA

Advanced Materials and Chemicals Operational EBITDA was flat for the three months ended March 31, 2026 compared to the prior year period due to improved pricing in Industrial Film and Chemicals ($5 million), favorable foreign currency fluctuations ($1 million) and net change in employee benefit reserves ($1 million), offset by higher silver costs ($5 million) and manufacturing costs ($2 million).

BRAND SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change
Revenues	$6	$4	$2

Operational EBITDA	$5	$4	$1
Operational EBITDA as a % of revenues	83%	100%

Revenues

Brand revenues for the three months ended March 31, 2026 increased $2 million due to higher volumes.

Operational EBITDA

Brand Operational EBITDA for the three months ended March 31, 2026 increased $1 million due to higher volumes.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $299 million, a decrease of $38 million from December 31, 2025.

During the fourth quarter of 2025, the Company completed the settlement of the Kodak Retirement Income Plan ("KRIP") and received $144 million in net cash proceeds from the reversion of KRIP assets, after required debt payments and payment of excise taxes, as well as $158 million of investment assets, of which $9 million was converted to cash in December 2025. The investment assets received by the Company are primarily hedge fund investments which are in redemption.

During the first quarter of 2026, the Company received $46 million of cash from these redemptions. In April 2026, the Company received an additional $39 million of cash and expects to receive $16 million in cash proceeds during the remainder of 2026. The remaining value of the investment assets is expected to be converted to cash primarily in 2027 and 2028.

Available liquidity includes existing cash and cash equivalent balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At March 31, 2026 and December 31, 2025 approximately $173 million and $231 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $126 million and $106 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of March 31, 2026 and December 31, 2025, outstanding intercompany loans to the U.S. were $479 million and $509 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $205 million and $235 million, respectively. In China, where approximately $36 million and $35 million of cash and cash equivalents was held as of March 31, 2026 and December 31, 2025, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Amended and Restated Term Loan Credit Agreement, the Company is permitted to invest up to $75 million in Restricted Subsidiaries that are not Loan Parties and in joint ventures or Unrestricted Subsidiaries that are not party to the Amended and Restated Term Loan Credit Agreement.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2026, the proceeds of which were in turn loaned to the Company. The terms of the intercompany loan require the Company to make efforts to repay the outstanding loan balance prior to maturity. The outstanding amount of the intercompany loan as of March 31, 2026 was $68 million. The Company is evaluating repayment alternatives for the current loan agreement which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.

On March 11, 2026, the Company filed with the Department of Treasury of the State of New Jersey a Certificate of Amendment to the Series B Certificate of Designations which amended certain terms of the Company’s 4.0% Series B Preferred Stock (the “Series B Preferred Stock Amendment”) and set forth the terms of the Company’s 6.0% Series B Convertible Preferred Stock, no par value (the “6.0% Series B Preferred Stock”). The Series B Preferred Stock Amendment (i) extended the mandatory redemption date from May 28, 2026 to June 11, 2029, (ii) increased the annual cash dividend rate from 4.0% to 6.0% and (iii) reduced the conversion price from $10.50 to $10.00 per share and modified certain other conversion terms. The 6.0% Series B Preferred Stock is convertible into shares of common stock; however, the timing and likelihood of such conversion are dependent on market conditions and other factors and is subject to certain restrictions whereby the Company would be required to pay cash in lieu of issuing shares in excess of a maximum number. The cash payment is determined based on the market value of the Company’s common stock as of the applicable conversion date.

On March 11, 2026, in connection with the Series B Preferred Stock Amendment, the Company and certain of its subsidiaries entered into the Fourth Amendment to the term loan credit agreement (the “Term Loan Amendment”), which amends the Company’s Amended and Restated Credit Agreement, dated as of June 30, 2023 (as amended, the “Term Loan Credit Agreement”). Under the Term Loan Credit Agreement, the term loan lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”). The Term Loan Amendment requires the Company to prepay an aggregate $50 million principal amount of Term Loans on or prior to March 18, 2026 and an additional $50 million principal amount of Term Loans on or prior to June 1, 2026, in each case, plus a prepayment premium equal to one percent. On March 13, 2026, the Company paid $50 million of the outstanding principal amount of the Term Loans, $1 million in accrued uncapitalized interest and a prepayment premium equal to one percent of the principal amount paid. The Company expects to fund the remaining required prepayment through a combination of cash proceeds from the redemption of KRIP investment assets and cash on hand.

Kodak's cash flows continue to be negatively impacted by higher manufacturing, labor, material and distribution costs, along with volume declines, supply chain disruptions and shortages in materials and labor. These impacts have been largely mitigated by price increases, savings relating to rationalization, cost reductions and operational efficiencies and supply chain-related cost improvements. In addition, the cash proceeds from the KRIP reversion and additional cash proceeds expected from the redemption or other monetization of investment assets provides additional liquidity to the Company to adequately fund on‐going operations.

The economic uncertainties surrounding the current inflationary environment and other global events represent additional elements of complexity in Kodak’s plans to return to sustainable positive cash flow. The Company cannot predict the duration and scope of such events, including the impact of rising costs of labor, commodity and distribution costs and increased product costs from tariffs, geopolitical conflicts and other factors such as the Company's ability to continue to secure raw materials and components, the ability to increase prices to offset rising product costs or how quickly and to what extent normal economic and operating conditions can resume.

Kodak's plans to return to sustainable positive cash flow include generating profitable revenues through continued pricing actions and customer-focused initiatives, investing in new product innovation to drive growth in Kodak’s businesses of print and advanced materials and chemicals, implementing effective working capital utilization, reducing operating expenses, continuing to simplify the organizational structure, investing in IT systems to drive operational efficiencies, effectively managing world-wide cash through intercompany loans, distributions or other mechanisms, generating cash from selling and leasing underutilized assets or through new licensing opportunities and implementing ways to reduce cash collateral needs.

Kodak believes its liquidity position is adequate to fund operations, meet its obligations and provide the flexibility to respond as necessary to ordinary changes in the business and economic environment within twelve months as of the filing of this Form 10-Q.

Letter of Credit Facility Agreement

Approximately $24 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of both March 31, 2026 and December 31, 2025. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $26 million and $25 million at March 31, 2026 and December 31, 2025, respectively, which was classified as Restricted Cash.

Cash Flow

Cash, cash equivalents and restricted cash balances were as follows:

	March 31,	December 31,
(in millions)	2026	2025
Cash, cash equivalents and restricted cash	$399	$442

Cash Flow Activity

	Three Months Ended
	March 31,
(in millions)	2026	2025	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(30)	$(38)	$8
Cash flows from investing activities:
Net cash provided by (used in) investing activities	42	(7)	49
Cash flows from financing activities:
Net cash used in financing activities	(54)	(2)	(52)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	2	(3)
Net decrease in cash, cash equivalents and restricted cash	$(43)	$(45)	$2

Operating Activities

Net cash used in operating activities decreased $8 million for the three months ended March 31, 2026 as compared with the corresponding period in 2025 primarily due to a decrease in trade receivables ($17 million) and trade payables ($3 million), partially offset by an increase in inventory ($23 million) and miscellaneous receivables ($7 million).

Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2026 increased $49 million compared to the corresponding period in 2025 due to cash proceeds from the redemption of KRIP reversion investments ($46 million), proceeds from the sale of preferred equity investment ($2 million) and a decrease in capital expenditures ($6 million), partially offset by proceeds from the sale of assets in the prior year ($5 million).

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 increased $52 million compared to the corresponding period in 2025 primarily driven by the $50 million principal repayment of the Term Loans on March 13, 2026.

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

In the third quarter of 2023, the Company deposited $68 million directly with the NYS WCB and cancelled the corresponding letter of credit supporting the associated liability. As of March 31, 2026, the Company had $50 million of surety bonds and $25 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $32 million of cash and the Company could be required to provide up to $18 million of cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

Other Uses of Cash Related to Financing Transactions

The holders of the Term Loans are entitled to quarterly cash interest payments at a rate of 12.5% which can be paid fully in cash or paid at a rate of 7.5% per annum in cash and 5.0% per annum payable in kind ("PIK") at the Company’s option (or entirely in PIK through the October 1, 2026 interest payment date). As a result of the Series B Preferred Stock Amendment, the holders are now entitled to cumulative dividends payable quarterly in cash at a rate of 6.0% per annum. All interest and dividends have been paid when due in cash.

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $3 million to its non-U.S. defined benefit pension and postretirement benefit plans for the three months ended March 31, 2026. For the balance of 2026, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $6 million.

Capital Expenditures

Cash flows from investing activities included $6 million of capital expenditures for the three months ended March 31, 2026. Kodak expects approximately $45 million to $55 million of total capital expenditures for 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies most critical to the preparation of the consolidated financial statements and that require the most difficult, subjective or complex judgments are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. There have been no material changes in the Company's critical accounting policies or estimates since December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As noted in the 2025 Form 10-K, Kodak operates and conducts business in many foreign countries and as a result is exposed to fluctuations between the U.S. dollar and other currencies. Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact sales and net income. For a discussion of the Company's exposure to market risk and how market risk is mitigated, refer to Part I, Item 1A "Risk Factors" and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", contained in the 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Kodak’s management, with the participation of Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and Kodak’s Executive Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

Kodak is in the process of a multi-year project to modernize and enhance the Company’s global information technology systems to improve and standardize business and financial processes and to increase the efficiency and effectiveness of financial planning and reporting. As the phased implementation occurs, it may result in changes to processes and procedures which may result in changes to internal controls over financial reporting. As such changes occur, Kodak evaluates whether they materially affect the Company’s internal controls over financial reporting.

There have been no changes identified in Kodak’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, “Commitments and Contingencies” in the Notes to the Financial Statements included in Part I, Item 1, “Financial Statements” for information regarding certain legal proceedings in which Kodak is involved.

Item 1A. Risk Factors

See the Risk Factors set forth in Part I, Item 1A, "Risk Factors" of the 2025 Form 10-K for a detailed discussion of risk factors that could materially affect Kodak’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of unregistered securities during the quarter ended March 31, 2026

None.

(b)
Issuer purchases of equity securities during the quarter ended March 31, 2026

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
January 1 through 31, 2026	107,885	$7.74	N/A	N/A
February 1 through 28, 2026	59,498	$7.56	N/A	N/A
March 1 through 31, 2026	14,554	$7.02	N/A	N/A
Total	181,937	$7.62

(1)
These purchases were made to satisfy the payment of tax withholding obligations or the exercise price in connection with the vesting of restricted stock units or net exercise of stock options issued to employees.

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

(3.8)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed on March 12, 2026).

(3.9)

Fourth Amended and Restated By-Laws of Eastman Kodak Company (Incorporated by reference to Exhibit (3.5) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed on May 12, 2020).

(4.1)

Registration Rights Agreement, dated as of March 11, 2026, by and among Eastman Kodak Company and Kennedy Lewis Investment Management LLC (together with its affiliates and certain funds, accounts or clients managed, advised or sub-advised by Kennedy Lewis Investment Management LLC or its affiliates) (Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed on March 12, 2026).

(4.2)

Amended and Restated Board Rights Agreement, dated as of March 11, 2026, by and between Eastman Kodak Company and Kennedy Lewis Investment Management LLC (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed on March 12, 2026).

(4.3)

Investor Rights Agreement, dated as of March 11, 2026, by and among Eastman Kodak Company and Kennedy Lewis Investment Management LLC (together with its affiliates and certain funds, accounts or clients managed, advised or sub-advised by Kennedy Lewis Investment Management LLC or its affiliates) (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed on March 12, 2026).

(4.4)

Letter Agreement, dated as of March 11, 2026, by and among Eastman Kodak Company and Kennedy Lewis Management LP, Kennedy Lewis Capital Partners Master Fund III LP, KLIM Delta HQC3 LP, Kennedy Lewis (EU) SPV LP and KLCP Co-Investment Opportunities III LP (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed on March 12, 2026).

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan Continenza Restricted Stock Unit Award Agreement dated February 24, 2026, filed herewith.

*(10.2)	Eastman Kodak Company Management Bonus Plan – Functional Group (MFP), filed herewith.

*(10.3)

Executive Chairman and CEO Agreement between Eastman Kodak Company and James V. Continenza, dated February 23, 2026 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed on March 12, 2026).

(10.4)

Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 11, 2026, by and among the Company, the other Loan Parties named therein, the Lenders named therein and Alter Domus (US), LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed on March 12, 2026).

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

EASTMAN KODAK COMPANY
(Registrant)

Date: May 7, 2026	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)