Form 10-Q
period 2026-06-30
EASTMAN KODAK CO
filed 2026-08-04
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2026, the Registrant had 97.9 million shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

June 30, 2026

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues
Sales	$276	$226	$505	$436
Services	35	37	71	74
Total revenues	311	263	576	510
Cost of revenues
Sales	206	184	391	358
Services	23	28	46	55
Total cost of revenues	229	212	437	413
Gross profit	82	51	139	97
Selling, general and administrative expenses	53	41	101	86
Research and development costs	9	9	17	18
Restructuring costs and other	1	6	1	11
Other operating expense, net	4	—	6	—
Earnings (loss) from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	15	(5)	14	(18)
Interest expense	6	15	12	29
Pension income excluding service cost component	(5)	(16)	(9)	(38)
Loss on early extinguishment of debt	1	—	2	—
Other (income) charges, net	(8)	20	1	20
Earnings (loss) from operations before income taxes	21	(24)	8	(29)
Provision for income taxes	4	2	7	4
NET EARNINGS (LOSS)	$17	$(26)	$1	$(33)

Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders	$0.13	$(0.36)	$(0.07)	$(0.48)
Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders	$0.13	$(0.36)	$(0.07)	$(0.48)

Number of common shares used in basic and diluted net earnings (loss) per share
Basic	97.8	80.9	97.6	80.7
Diluted	102.8	80.9	97.6	80.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
NET EARNINGS (LOSS)	$17	$(26)	$1	$(33)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	3	7	4	13
Pension and other postretirement benefit plan obligation activity, net of tax	(1)	(13)	(1)	(88)
Other comprehensive income (loss), net of tax	2	(6)	3	(75)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$19	$(32)	$4	$(108)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions, except per share data)	2026	2025
ASSETS
Cash and cash equivalents	$290	$337
Trade receivables, net of allowances of $7 at both periods	149	145
Inventories, net	253	218
Other current assets	74	141
Total current assets	766	841
Property, plant and equipment, net of accumulated depreciation of $507 and $499, respectively	196	191
Goodwill	12	12
Intangible assets, net	17	17
Operating lease right-of-use assets	34	37
Restricted cash	90	96
Pension and other postretirement assets	304	302
Other long-term assets	108	121
TOTAL ASSETS	$1,527	$1,617

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$108	$101
Short-term borrowings and current portion of long-term debt	2	1
Current portion of operating leases	11	11
Other current liabilities	142	155
Total current liabilities	263	268
Long-term debt, net of current portion	108	208
Pension and other postretirement liabilities	186	191
Operating leases, net of current portion	27	30
Other long-term liabilities	246	207
Total liabilities	830	904

Commitments and Contingencies (Note 9)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	74	99

EQUITY
Common stock, $0.01 par value	1	1
Additional paid in capital	1,286	1,278
Treasury stock, at cost	(29)	(26)
Accumulated deficit	(520)	(521)
Accumulated other comprehensive loss	(115)	(118)
Total shareholders’ equity	623	614
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,527	$1,617

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$1	$(33)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	13	14
Pension and postretirement income	(1)	(28)
Change in fair value of preferred stock embedded derivative	10	—
Change in fair value of KRIP reversion investment assets	(6)	—
Asset impairment	—	17
Paid-in-kind interest expense	—	21
Non-cash changes in workers' compensation and employee benefit reserves	(1)	1
Stock based compensation	14	3
Net gain from sale of assets	(1)	—
Loss on early extinguishment of debt	2	—
Provision for deferred income taxes	1	1
Increase in trade receivables	(6)	(3)
(Increase) decrease in miscellaneous receivables	(6)	3
Increase in inventories	(37)	(13)
Increase (decrease) in trade payables	4	(8)
Decrease in liabilities excluding borrowings and trade payables	(23)	(21)
Other items, net	11	16
Total adjustments	(26)	3
Net cash used in operating activities	(25)	(30)
Cash flows from investing activities:
Additions to properties	(11)	(24)
Proceeds from sale of preferred equity investment	2	—
Proceeds from redemption of KRIP reversion investments	87	—
Net proceeds from the sale of assets	—	5
Net cash provided by (used in) investing activities	78	(19)
Cash flows from financing activities:
Repayment of Amended and Restated Term Loan Agreement	(101)	—
Preferred stock cash dividend payments	(4)	(2)
Treasury stock purchases	(2)	(2)
Proceeds from exercise of employee stock options	1	—
Net cash used in financing activities	(106)	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	5
Net decrease in cash, cash equivalents and restricted cash	(54)	(48)
Cash, cash equivalents and restricted cash, beginning of period	442	301
Cash, cash equivalents and restricted cash, end of period	$388	$253

Non-cash Financing Item:
Series B preferred stock embedded derivative liability at issuance	$30	$—

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Six-Month Period Ending June 30, 2026
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2025	$1	$1,278	$(521)	$(118)	$(26)	$614	$99
Net loss	—	—	(16)	—	—	(16)	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—
Pension and other postretirement liability adjustments	—	—	—	—	—	—	—
Extinguishment of 4.0% Series B preferred stock	—	100	—	—	—	100	(100)
Issuance of 6.0% Series B preferred stock	—	(102)	—	—	—	(102)	72
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Purchases of treasury stock (1)	—	1	—	—	(1)	—	—
Stock-based compensation	—	5	—	—	—	5	—
Equity (deficit) as of March 31, 2026	$1	$1,280	$(537)	$(117)	$(27)	$600	$72
Net earnings	—	—	17	—	—	17	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	1	—	—	(2)	(1)	—
Stock-based compensation	—	9	—	—	—	9	—
Equity (deficit) as of June 30, 2026	$1	$1,286	$(520)	$(115)	$(29)	$623	$74

	Six-Month Period Ending June 30, 2025
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable Convertible Preferred Stock
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218
Net loss	—	—	(7)	—	—	(7)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(75)	—	(75)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2025	$—	$1,149	$(400)	$(173)	$(13)	$563	$220
Net loss	—	—	(26)	—	—	(26)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	7	—	7	—
Pension and other postretirement liability adjustments	—	—	—	(13)	—	(13)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividend	—	(1)	—	—	—	(1)	1
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2025	$—	$1,147	$(426)	$(179)	$(14)	$528	$222

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose specified information about certain costs and expenses, including but not limited to purchases of inventory, employee compensation, depreciation, and intangible asset amortization, in a tabular format within the notes to their financial statements, as well as provide additional disclosures related to certain other specified expenses. The ASU may be applied on either a prospective or retrospective basis and is effective for annual reporting periods beginning after December 15, 2026 (January 1, 2027 for Kodak) and interim reporting periods beginning after December 15, 2027 (January 1, 2028 for Kodak). Kodak is currently evaluating the impact of this ASU.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. ASU 2026-01 requires that such dividends be initially measured on the basis of the dividend rate stated in the preferred stock agreement. The ASU may be applied on either a prospective or modified retrospective basis, and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods (January 1, 2027 for Kodak). Kodak does not expect the guidance to have a material impact on Kodak's consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 establishes specific authoritative guidance on how to recognize and measure environmental credits and the related obligations that result from regulatory compliance programs. Under this guidance, environmental credits will be required to be recognized as either assets or expenses, depending on the probable future use of such credits, while environmental credit obligations will be required to be recognized as liabilities based on events and activities occurring on or before the reporting date. The ASU will be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption, and is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods (January 1, 2028 for Kodak). Kodak is currently evaluating the impact of this ASU.

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	June 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$290	$337
Restricted cash reported in Other current assets	8	9
Restricted cash	90	96
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$388	$442

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position primarily represented amounts that support hedging activities as of June 30, 2026 and December 31, 2025.

Restricted cash included $25 million as of both June 30, 2026 and December 31, 2025, representing the cash collateral required to be posted by the Company under the Amended and Restated L/C Facility Agreement. In addition, restricted cash as of June 30, 2026 and December 31, 2025 included $58 million and $62 million, respectively, representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash also included $5 million and $7 million of security posted related to Brazilian legal contingencies as June 30, 2026 and December 31, 2025, respectively.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2026	2025
Finished goods	$91	$84
Work in process	86	72
Raw materials	76	62
Total	$253	$218

NOTE 4: OTHER CURRENT ASSETS

	June 30,	December 31,
(in millions)	2026	2025
Short-term investments (1)	$27	$99
Restricted cash	8	9
Contract assets	10	5
Estimated workers' compensation recoveries	2	2
Other	27	26
Total	$74	$141

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

NOTE 5: OTHER LONG-TERM LIABILITIES

	June 30,	December 31,
(in millions)	2026	2025
Workers' compensation	$49	$51
Asset retirement obligations	44	44
Deferred taxes	29	28
Deferred brand licensing revenue	49	52
Environmental liabilities	10	9
Embedded preferred stock derivative liability (1)	40	—
Other	25	23
Total	$246	$207

(1)
Refer to Note 7, "Redeemable, Convertible Preferred Stock" for additional details and Note 20, "Financial Instruments" for valuation of this derivative.

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

On June 1, 2026, the Company entered into a Limited Waiver to the Term Loan Amendment which extended the due date of the June 1, 2026 term loan repayment to be payable on or before July 1, 2026.

On June 26, 2026, the Company paid $50 million of the outstanding principal amount of the Term Loans, $1 million in accrued uncapitalized interest and a prepayment premium equal to one percent of the principal amount paid. The Company recorded a loss on early extinguishment of debt of approximately $1 million during the second quarter of 2026.

NOTE 7: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock was as follows:

	June 30,	December 31,
(in millions)	2026	2025
6.0% Series B Preferred Stock	$74	$-
4.0% Series B Preferred Stock	$-	$99

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

The fair value of the embedded derivative as of June 30, 2026 was a liability of $40 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

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

Registration Rights Agreement

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

NOTE 8: LEASES

Income recognized on operating lease arrangements for the three and six months ended June 30, 2026 and 2025 is presented below. Income recognized for sales-type lease arrangements for the three and six months ended June 30, 2026 was less than $1 million and $1 million, respectively. Income recognized for sales-type lease arrangements for the three and six months ended June 30, 2025 was less than $1 million and $1 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Lease income - operating leases:
Lease income	$3	$3	$5	$5
Variable lease income	1	1	3	3
Total lease income	$4	$4	$8	$8

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company had outstanding letters of credit of $24 million issued under the Amended and Restated L/C Facility Agreement, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $54 million, and restricted cash of $98 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Other current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2026, Kodak’s Brazilian operations maintained accruals of less than $1 million for claims aggregating approximately $33 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of June 30, 2026, Kodak’s Brazilian operations have posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $42 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024. On September 29, 2025, the Notary Register Office confirmed the cancellation of the lien on Brazilian non-cash assets. Recognition of the enrollment by the Internal Revenue Service is in process.

In addition, Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, tort and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products such as the terminated and ongoing patent infringement claims brought by FUJIFILM Corporation against Eastman Kodak Company (in the US) and its German subsidiaries (in Germany and the Unified Patent Court) alleging that certain of Kodak’s SONORA process free plates infringe four of FUJIFILM Corporation’s patents in the US, Germany and the UK. As a result of the outcome of litigation relating to the European claims, the German subsidiaries have no remaining exposure for damages with respect to three of the patents but, based on the outcome of one lawsuit in the Unified Patent Court, would be subject to infringement damages in Germany under the fourth patent if a different Kodak subsidiary is not successful in having the patent revoked in a pending parallel lawsuit. These matters, including the patent infringement claims where decisions have not become final, are in various stages of investigation and litigation and are being vigorously defended. Based on information currently available, Kodak does not believe that it is probable that the outcomes in these various matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2025 to June 30, 2026, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2025	$14
New extended warranty and maintenance arrangements deferred	28
Recognition of extended warranty and maintenance arrangement revenue	(28)
Deferred revenue on extended warranties as of June 30, 2026	$14

NOTE 11: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
June 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$138	$7	$—	$—	$145
Ongoing service arrangements	31	—	—	—	31
Total annuities	169	7	—	—	176
Equipment & software	26	—	—	—	26
Film and chemicals	—	97	—	—	97
Total core products and services	195	104	—	—	299
Growth products (2)	—	1	—	—	1
Other (3)	—	—	7	4	11
Total	$195	$105	$7	$4	$311

Six Months Ended
June 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$263	$13	$—	$—	$276
Ongoing service arrangements	65	—	—	—	65
Total annuities	328	13	—	—	341
Equipment & software	47	—	—	—	47
Film and chemicals	—	166	—	—	166
Total core products and services	375	179	—	—	554
Growth products (2)	—	2	—	—	2
Other (3)	—	—	13	7	20
Total	$375	$181	$13	$7	$576

Three Months Ended
June 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$129	$6	$—	$—	$135
Ongoing service arrangements	35	—	—	—	35
Total annuities	164	6	—	—	170
Equipment & software	14	—	—	—	14
Film and chemicals	—	68	—	—	68
Total core products and services	178	74	—	—	252
Growth products (2)	—	1	—	—	1
Other (3)	—	—	6	4	10
Total	$178	$75	$6	$4	$263

Six Months Ended
June 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$243	$13	$—	$—	$256
Ongoing service arrangements	71	—	—	—	71
Total annuities	314	13	—	—	327
Equipment & software	29	—	—	—	29
Film and chemicals	—	134	—	—	134
Total core products and services	343	147	—	—	490
Growth products (2)	—	2	—	—	2
Other (3)	—	—	10	8	18
Total	$343	$149	$10	$8	$510

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

Geography (1):

Three Months Ended
June 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$70	$81	$7	$4	$162
Canada	7	1	—	—	8
North America	77	82	7	4	170
Europe, Middle East and Africa	73	8	—	—	81
Asia Pacific	40	15	—	—	55
Latin America	5	—	—	—	5
Total	$195	$105	$7	$4	$311

Six Months Ended
June 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$137	$139	$13	$7	$296
Canada	10	2	—	—	12
North America	147	141	13	7	308
Europe, Middle East and Africa	140	16	—	—	156
Asia Pacific	80	24	—	—	104
Latin America	8	—	—	—	8
Total	$375	$181	$13	$7	$576

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at June 30, 2026 and December 31, 2025 was $10 million and $5 million, respectively, and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at June 30, 2026 and December 31, 2025 was $88 million and $94 million, respectively, of which $39 million and $42 million, respectively, was reported in Other current liabilities and $49 million and $52 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three and six months ended June 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the respective fiscal years was $13 million and $35 million, respectively, in 2026 and $8 million and $23 million, respectively in 2025 and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities as of June 30, 2026 included $21 million and $27 million of cash payments received during the three and six months ended June 30, 2026, respectively. Contract liabilities as of June 30, 2025 included $25 million and $29 million of cash payments received during the three and six months ended June 30, 2025, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of June 30, 2026, there was approximately $78 million of unrecognized revenue from unsatisfied performance obligations. Approximately 10% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2026, 15% in each of 2027 and 2028, 10% in 2029 and 50% thereafter.

NOTE 12: OTHER OPERATING EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Legal settlements and penalties	$4	$—	$4	$—
Other	—	—	2	—
Total	$4	$—	$6	$—

NOTE 13: OTHER (INCOME) CHARGES, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Interest income	$(3)	$(1)	$(6)	$(3)
Loss on foreign exchange transactions	3	4	5	6
Change in fair value of embedded preferred stock derivative liability (1)	(2)	—	10	—
Asset impairment (2)	—	17	—	17
Change in fair value of KRIP reversion investment assets	(6)	—	(6)	—
Other	—	—	(2)	—
Total	$(8)	$20	$1	$20

(1)
Refer to Note 20, "Financial Instruments" for information on the valuation of this derivative.
(2)
During the second quarter of 2025, Kodak recorded an impairment charge of $17 million related to its investment in Wildcat Discovery Technologies, Inc. (“Wildcat”) due to the strategic options and alternatives being contemplated by Wildcat. The fair value of Kodak’s investment in Wildcat was estimated using a probability weighted assessment of the various options being considered under a combination of market and income approaches (Level 3).

NOTE 14: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Earnings (loss) from operations before income taxes	$21	$(24)	$8	$(29)
Effective tax rate	19.0%	(8.3)%	87.5%	(13.8)%
Provision for income taxes	4	2	7	4
Provision (benefit) for income taxes at U.S. statutory tax rate	4	(5)	2	(6)
Difference between tax at effective vs. statutory rate	$—	$7	$5	$10

For the three and six months ended June 30, 2026, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current losses and earnings, (2) the jurisdictional mix of earnings (including US state), (3) a provision associated with foreign withholding taxes on undistributed earnings and (4) the recognition of an uncertain tax provision related to German fiscal unity.

For the three and six months ended June 30, 2025, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current losses and earnings, (2) the results from operations in jurisdictions outside the U.S. and (3) a provision associated with foreign withholding taxes on undistributed earnings.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Many participating countries enacted changes which took effect in 2024. After considering the applicable tax law changes in the Pillar 2 implementation, Kodak determined there was no material impact to its tax provision for the three and six months ended June 30, 2026 and 2025.

In March 2026, the German Federal Fiscal Court (BFH) ruling (I R 37/22) confirmed that profit and loss transfer agreements ("PLTAs") must be actually and timely implemented to maintain a valid tax group in Germany, including the timely settlement of profit or loss compensation among entities within the group. Kodak evaluated the impact of this ruling on the tax positions of the entities in the Company's German tax group for the 2021–2025 periods and recorded an uncertain tax position of approximately $1 million related to the potential exposures arising from the ruling. The Company will continue to monitor developments and refine its assessment as additional information becomes available.

NOTE 15: RETIREMENT PLANS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit pension plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$3	$1	$—	$1	$7	$1	$3	$1
Interest cost	—	4	24	4	—	8	51	8
Expected return on plan assets	(5)	(4)	(41)	(5)	(10)	(8)	(86)	(10)
Amortization of:
Prior service cost	—	—	3	—	—	—	6	—
Actuarial loss (gain)	—	—	—	—	—	1	(7)	1
Net pension (income) expense before special termination benefits	(2)	1	(14)	—	(3)	2	(33)	—
Special termination benefits (1)	—	—	1	—	—	—	2	—
Net pension (income) expense from major plans	(2)	1	(13)	—	(3)	2	(31)	—
Other plans	—	—	3	—	—	—	3	—
Total net pension (income) expense	$(2)	$1	$(10)	$—	$(3)	$2	$(28)	$—

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

NOTE 16: EARNINGS PER SHARE

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

A reconciliation of the amounts used to calculate basic and diluted loss per share for the three and six months ended June 30, 2026 and 2025 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net earnings (loss)	$17	$(26)	$1	$(33)
Less: Series B Preferred stock cash dividends	(2)	(1)	(3)	(2)
Less: Series C Preferred stock in-kind dividends	—	(1)	—	(3)
Less: Preferred stock deemed dividends	(2)	(1)	(3)	(1)
Less: Deemed dividend on preferred stock amendment	—	—	(2)	—
Net earnings (loss) available to common shareholders - basic	$13	$(29)	$(7)	$(39)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of shares)	2026	2025	2026	2025
Weighted average shares — basic	97.8	80.9	97.6	80.7
Effect of dilutive securities
Unvested restricted stock units	4.0	—	—	—
Employee stock options	1.0	—	—	—
Weighted average shares — diluted	102.8	80.9	97.6	80.7

As a result of the net loss available to common shareholders for the six months ended June 30, 2026, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the six months ended June 30, 2026, the calculation of diluted earnings per share would have included the assumed vesting of 2.9 million unvested restricted stock units, the assumed exercise of 0.9 million stock options and the assumed conversion of 0.1 million shares of 6.0% Series B Preferred Stock as permitted by the Beneficial Ownership Limitation.

As a result of the net loss available to common shareholders for the three and six months ended June 30, 2025, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported earnings available to common shareholders for the three months ended June 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.6 million unvested restricted stock units, the assumed exercise of 1.3 million stock options and the assumed conversion of 1.0 million shares of 4.0% Series B Preferred Stock. For the six months ended June 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.7 million unvested restricted stock units, the assumed exercise of 1.5 million stock options and the assumed conversion of 1.0 million shares of 4.0% Series B Preferred Stock.

The computation of diluted earnings per share for the three and six months ended June 30, 2026 excluded the impact of (1) the assumed conversion of 0.1 million shares of 6.0% Series B Preferred Stock as permitted by the Beneficial Ownership Limitation and (2) the assumed exercise of 1.7 million outstanding employee stock options because the effects would have been anti-dilutive.

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

Common Stock

As of June 30, 2026 and December 31, 2025, there were 97.9 million and 97.4 million shares of common stock outstanding, respectively.

Preferred Stock

Series B Preferred stock issued and outstanding included 1.0 million shares of 6.0% Series B Preferred Stock at June 30, 2026 and 1.0 million shares of 4.0% Series B Preferred Stock at December 31, 2025 .

Treasury Stock

Treasury stock consisted of approximately 3.3 million and 3.0 million shares as of June 30, 2026 and December 31, 2025, respectively.

Supplemental Resale Registration

On July 1, 2026 the Company filed a Registration Statement on Form S-3, which was declared effective on July 8, 2026, to register the resale of up to an additional 4,426,268 shares of the Company's common stock by GO EK Ventures IV, LLC and funds advised by Kennedy Lewis Management LP to perform its obligations under existing registration rights agreements. Of the shares covered by the registration statement, 3,451,113 shares are currently issued and outstanding and 975,155 shares are issuable upon the conversion of a portion of the outstanding shares of 6% Series B Preferred stock. In conjunction with the filing of the registration statement, the Company filed a prospectus supplement associated with a previously existing effective registration statement to, among other updates, remove from the corresponding prospectus 5,031,489 shares of common stock that will not be sold pursuant to such previously existing registration statement.

NOTE 18: OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Other comprehensive income (loss) by component were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Currency translation adjustments
Currency translation adjustments	$3	$7	$4	$13

Pension and other postretirement benefit plan changes
Newly established net actuarial loss	—	(15)	—	(86)
Tax provision	—	—	—	—
Newly established net actuarial loss, net of tax	—	(15)	—	(86)
Reclassification adjustments:
Amortization of prior service cost (1)	(1)	2	(1)	5
Amortization of actuarial gains (1)	—	—	—	(7)
Total reclassification adjustments	(1)	2	(1)	(2)
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	(1)	2	(1)	(2)
Pension and other postretirement benefit plan changes, net of tax	(1)	(13)	(1)	(88)
Other comprehensive income (loss)	$2	$(6)	$3	$(75)

(1)
Reclassified to Total Net Periodic Benefit Cost - refer to Note 15, "Retirement Plans".

NOTE 19: SEGMENT INFORMATION

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

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the consolidated earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; loss on early extinguishment of debt; other operating expense, net and other income (charges), net.

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

Segment Revenues, Operational EBITDA and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(in millions)
Print:
Revenues from external customers	$195	$178	375	343
Cost of revenues	153	147	296	284
Selling, general and administrative expenses	31	31	62	64
Research and development expenses	3	4	6	8
Operational EBITDA	8	(4)	11	(13)

Advanced Materials and Chemicals:
Revenues from external customers	105	75	181	149
Cost of revenues	69	56	125	111
Selling, general and administrative expenses	10	8	20	17
Research and development expenses	4	3	7	6
Operational EBITDA	22	8	29	15

Brand:
Revenues from external customers	7	6	13	10
Selling, general and administrative expenses	1	1	2	1
Operational EBITDA	6	5	11	9

Total Operational EBITDA for Reportable Segments	36	9	51	11
All Other Operational EBITDA	1	—	(1)	—
Depreciation and amortization	(6)	(7)	(13)	(14)
Restructuring costs and other	(1)	(6)	(1)	(11)
Stock-based compensation	(9)	(1)	(14)	(3)
Consulting and other costs (1)	—	1	1	1
Idle costs (2)	(2)	(1)	(3)	(2)
Other operating expense, net (3)	(4)	—	(6)	—
Interest expense (3)	(6)	(15)	(12)	(29)
Pension income excluding service cost component (3)	5	16	9	38
Loss on early extinguishment of debt (3)	(1)	—	(2)	—
Other income (charges), net (3)	8	(20)	(1)	(20)
Consolidated earnings (loss) from continuing operations before income taxes	$21	$(24)	$8	$(29)

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the six months ended June 30, 2026 and the three and six months ended June 30, 2025, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Total Reportable Segment Revenues	$307	$259	$569	$502
All Other Revenues	4	4	7	8
Total Consolidated Revenues	$311	$263	$576	$510

Kodak decreased employee benefit reserves by approximately $1 million in both the three and six months ended June 30, 2026 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in both the three and six months ended June 30, 2026 impacted gross profit by approximately $1 million.

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

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Intangible asset amortization expense from continuing operations:	2026	2025	2026	2025
Print	$-	$1	$-	$2
Total	$-	$1	$-	$2

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Depreciation expense from continuing operations:	2026	2025	2026	2025
Print	$3	$4	$6	$8
Advanced Materials and Chemicals	2	2	6	4
Other	1	—	1	—
Total	$6	$6	$13	$12

(in millions)	June 30,	December 31,
Long-lived assets located in: (1)	2026	2025
The United States	$145	$142
Europe, Middle East and Africa	5	5
Asia Pacific	3	4
Canada and Latin America	43	40
Non-U.S. countries total (2)	51	49
Total	$196	$191

(1) Long-lived assets are comprised of property, plant and equipment, net.

(2) Of the total non-U.S. property, plant and equipment as of June 30, 2026, $42 million was located in Brazil. Of the total

non-U.S. property, plant and equipment as of December 31, 2025, $39 million was located in Brazil.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other (income) charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at June 30, 2026 and December 31, 2025 was approximately $193 million and $224 million, respectively. The majority of the contracts of this type held by Kodak as of June 30, 2026 were denominated in Chinese renminbi and Japanese yen and as of December 31, 2025 were denominated in Chinese renminbi, Japanese yen and European euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net (gain) loss from derivatives not designated as hedging instruments	$-	$(4)	$2	$(5)

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2026 and 2025.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of June 30, 2026 and December 31, 2025 was zero and less than $1 million, respectively. The gross fair value of foreign currency forward contracts in a liability position as of June 30, 2026 and December 31, 2025 was $1 million and less than $1 million, respectively.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

The fair values of long-term borrowings were $100 million and $151 million at June 30, 2026 and December 31, 2025, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both June 30, 2026 and December 31, 2025.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2026.

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

The following table presents the key inputs used in the determination of fair value for the embedded conversion options:

	Valuation Date
		March 11,
	June 30, 2026	2026 (inception)
Total value of embedded derivative ($ millions)	$40	$30
Kodak's closing stock price	$9.25	$6.95
Expected stock price volatility	66.50%	65.00%
Risk free rate	4.15%	3.71%
Implied yield on preferred stock	19.19%	18.48%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or outcomes, or timing of actual results or outcomes, to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events, results or outcomes, or their timing, to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10-K”) under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10‑Q and the Company’s quarterly report on Form 10‐Q for the quarter ended March 31, 2026, and in other filings the Company makes with the SEC from time to time, as well as the following:

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
•
The impact of the global economic environment, including geopolitical issues, inflationary pressures, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, medical epidemics and Kodak’s ability to effectively mitigate or recoup any associated increased costs of aluminum, silver and other raw materials, energy, labor, shipping, delays in shipment and production time and manage any associated fluctuations in demand;
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
•
The performance by third parties of their obligations to supply products, components or services to Kodak and Kodak’s ability to address supply chain disruptions and continue to obtain raw materials and components available from single or limited sources of supply, which may be adversely affected by geopolitical issues, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, intellectual property rights and commodity supply constraints;
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

Consolidated revenues in the three and six months ended June 30, 2026 were $311 million and $576 million, respectively, increases of $48 million (18%) and $66 million (13%), respectively, compared to the prior year quarter and year-to-date period. Currency fluctuations had no material impact on revenues in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and a favorable impact on revenues ($7 million) in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Print revenues in the three and six months ended June 30, 2026 were $195 million and $375 million, respectively, increases of $17 million (10%) and $32 million (9%), respectively, compared to the prior year quarter and year-to-date period. Print revenues accounted for 63% and 65% of Kodak’s total revenues for the three and six months ended June 30, 2026, respectively. Advanced Materials and Chemicals revenues in the three and six months ended June 30, 2026 were $105 million and $181 million, respectively, increases of $30 million (40%) and $32 million (21%) compared to the prior year quarter and year-to-date period.

Economic Environment and Other Global Events:

Kodak sells and services its products globally, with more than half of sales generated outside the U.S. The macroeconomic environment remains highly volatile due to changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, geopolitical conflicts, fluctuations in commodity prices, elevated inflation and ongoing supply chain constraints, all of which have impacted Kodak’s operations.

These conditions have contributed to increased manufacturing costs, primarily due to the impact of U.S. tariffs on imported goods (including aluminum, steel and certain raw materials and component parts used in Kodak’s manufacturing and supply chain), as well as increases in commodity prices including aluminum and silver, higher labor, material, and distribution costs, and lower production volumes. The Company has implemented various pricing actions, productivity improvements, supply chain and workforce optimization initiatives and other cost savings activities. In addition, the Company has renegotiated supplier contracts and obtained certain tariff exemptions. Collectively, these actions have largely mitigated the impact of higher manufacturing costs and, as a result, did not have a material adverse effect on Kodak’s operations, financial condition or cash flows for the quarter and six month period ended June 30, 2026.

Kodak is in the process of applying for refunds of certain tariffs pursuant to the International Emergency Economic Powers Act ("IEEPA"). Refunds received during the current quarter were immaterial. The timing and amount of any future refunds are uncertain and subject to the outcome of the Company's applications and related governmental determinations.

Kodak continues to actively monitor the developments related to tariffs to assess additional actions that may be taken to mitigate the impact of future tariff changes, including further pricing actions, additional cost reduction measures, securing alternative suppliers and evaluating potential changes to the Company’s manufacturing footprint. However, there is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs, any exceptions or exemptions that are or may become available and the timing of their implementation, and scope, all of which could have a material adverse effect on Kodak’s business, financial condition and results of operations.

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

Kodak’s Strategy and Capital Allocation Framework:

Kodak’s strategy is to leverage its core competencies, intellectual property and manufacturing infrastructure to grow industrial manufacturing businesses in segments with attractive long-term growth potential and high barriers to entry. The Company allocates capital through a framework focusing on ROI potential, the ability to monetize opportunities efficiently, and performance reviews by a core control team. Specific strategies include:

•
Be a global leader in targeted Print segments by leveraging Kodak’s key strengths in plates and high-speed inkjet, including proprietary technologies that enable customers to improve productivity, cost efficiency and sustainability;
•
Continue investing in Advanced Materials and Chemicals to drive innovation in Kodak’s highest-growth segment by applying the Company’s deep expertise in chemicals, layering and coating, and materials science to existing and new opportunities;
•
Continue to expand the Company’s Brand Licensing business;
•
Scale and streamline operations through automation, systems and process improvements to enable Kodak to monetize opportunities quickly and efficiently;

•
Consider targeted opportunities to expand Kodak’s existing portfolio, support and accelerate R&D efforts, increase utilization of Kodak’s asset base, and drive long-term growth; and
•
Continue working to unlock stranded value within the Company by utilizing existing infrastructure, intellectual property and technical capabilities in industrial manufacturing growth markets.

Kodak prioritizes opportunities focusing on strategic fit with the Company’s core competencies, ROI potential, cost and time barriers to entry, as well as the Company’s ability to build, automate and commercialize more efficiently than others. A discussion of opportunities and challenges related to Kodak’s strategy follows:

•
Print remains a core area of focus in which Kodak seeks to be a global leader in targeted segments by leveraging its key strengths in both traditional and digital print.
o
In traditional print, Kodak’s plate products include KODAK SONORA Process Free Plates and traditional wet plates. SONORA Process Free Plates allow Kodak customers to skip the traditional plate processing step which streamlines the workflow and saves time and costs for customers. SONORA Process Free Plates also reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. Kodak continues to innovate in the process-free segment, introducing KODAK SONORA UltraXR Plates in May 2026 in the European market only. The Company’s plates business is experiencing challenges from higher prices and availability of raw materials, digital substitution and competitive pricing pressures. Kodak seeks to mitigate the impact of increases in manufacturing costs through a combination of pricing actions, improved production efficiency, cost reduction initiatives and government tariffs that establish a level playing field.
o
In the digital printing business, Kodak is investing in high-speed inkjet solutions that leverage the company’s proprietary continuous inkjet technology. The PROSPER Inkjet Systems product offerings are expected to grow and continue to build profitability. Kodak launched the industry’s fastest inkjet press, the PROSPER 7000 Turbo Press, in June 2022. The PROSPER 7000 Turbo Press enables commercial, publishing and newspaper printers to compete more effectively with offset and to shift more long-run jobs from conventional printing processes to inkjet. The KODAK PROSPER ULTRA 520 Digital Press, which utilizes Kodak's next-generation ULTRASTREAM inkjet technology, offers offset print quality in a smaller footprint. In addition, Kodak inkjet imprinting system components can be integrated with analog offset, flexographic, and gravure printing and finishing equipment as hybrid digital/analog solutions that offer high quality, high-speed variable capabilities.
•
Advanced Materials and Chemicals is an area of growth for the Company. Kodak is using its deep expertise in chemistry and strengths in layering and coating processes created by decades of experience in film manufacturing to pursue existing and new initiatives including:
o
Film – Kodak has grown the film segment by investing in product innovation and significantly increasing manufacturing capacity. In the fourth quarter of 2025, Kodak launched its own direct-to-distributors line of still films which aim to provide distributors, retailers and consumers with more stable pricing and a broader, more reliable supply. In addition, Kodak announced the availability of KODAK VERITA 200D Color Negative Motion Picture Film (5206/7206), a new specialty film stock that expands the Company's motion picture portfolio and reinforces Kodak’s long-standing leadership in film. The Company is committed to providing film to customers to help meet market demand.
o
EV/Energy Storage Battery Material Manufacturing – Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak utilizes its pilot coating facility to conduct development of coated electrodes for a variety of battery, fuel cell, and solar film companies as well as low volume manufacturing of electrodes. Kodak has utilized an existing production coating facility to manufacture coated substrates for EV cell assembly. Investment in this production facility began in 2025 and will continue into 2026 to expand capabilities and capacity to enable greater volume.
o
Pharmaceuticals Manufacturing – Kodak completed construction of its Current Good Manufacturing Practice (“cGMP”) lab and manufacturing facility at Eastman Business Park (”EBP”) in 2025 and is now certified to manufacture unregulated and regulated reagents for certain healthcare applications. Kodak plans to expand the product offering over time and is in the process of obtaining ISO 13458 and FDA Class II certification for its manufacturing facility.

o
Additional nascent growth initiatives – Kodak plans to leverage its proprietary copper micro-wire technologies and high-resolution printing expertise to contract-manufacture custom transparent antennas for automotive, commercial construction, and other applications requiring excellent radio frequency (“RF”) and optical performance. Kodak is also evaluating this unique technology and expertise for transparent heaters in automotive and telecom applications, as well as for the manufacture of electronic films for the medical device market. In addition, the Company is leveraging a proprietary technology initially developed for electrophotographic toners to develop a product designed to offer superior light management, from complete blackout to selective light filtering that is compatible with an unmatched range of fabrics and also to manage ultraviolet and/or infrared light in addition to visible light.

RESULTS OF OPERATIONS

2026 COMPARED TO 2025

SECOND QUARTER RESULTS OF OPERATIONS

	Three Months Ended June 30,					Six Months Ended June 30,
		% of		% of			% of		% of
(dollars in millions)	2026	Sales	2025	Sales	$ Change	2026	Sales	2025	Sales	$ Change
Revenues	$311		$263		$48	$576		$510		$66
Cost of revenues	229		212		17	437		413		24
Gross profit	82	26%	51	19%	31	139	24%	97	19%	42
Selling, general and administrative expenses	53	17%	41	16%	12	101	18%	86	17%	15
Research and development costs	9	3%	9	3%	—	17	3%	18	4%	(1)
Restructuring costs and other	1	0%	6	2%	(5)	1	0%	11	2%	(10)
Other operating expense, net	4	1%	—	0%	4	6	1%	—	0%	6
Earnings (loss) from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other (income) charges, net and income taxes	15	5%	(5)	(2)%	20	14	2%	(18)	(4)%	32
Interest expense	6	2%	15	6%	(9)	12	2%	29	6%	(17)
Pension income excluding service cost component	(5)	(2)%	(16)	(6)%	11	(9)	(2)%	(38)	(7)%	29
Loss on early extinguishment of debt	1	0%	—	0%	1	2	0%	—	0%	2
Other (income) charges, net	(8)	(3)%	20	8%	(28)	1	0%	20	4%	(19)
Earnings (loss) from operations before income taxes	21	7%	(24)	(9)%	45	8	1%	(29)	(6)%	37
Provision for income taxes	4	1%	2	1%	2	7	1%	4	1%	3
NET EARNINGS (LOSS)	$17	5%	$(26)	(10)%	$43	$1	0%	$(33)	(6)%	$34

Revenue

Current Quarter

For the three months ended June 30, 2026 revenues increased $48 million compared with the same period in 2025, primarily driven by improved pricing in Advanced Materials and Chemicals ($16 million) and Print ($14 million) and higher volume in Advanced Material and Chemicals ($14 million), Print ($4 million) and Brand ($1 million). See segment discussions for additional details.

Year-to-Date

For the six months ended June 30, 2026 revenues increased $66 million compared with the same period in 2025, primarily driven by improved pricing in Print ($24 million) and Advanced Materials and Chemicals ($22 million), higher volume in Advanced Materials and Chemicals ($10 million), Print and Brand ($2 million each) and favorable foreign currency fluctuations ($7 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2026 increased $31 million compared with the same period in 2025, primarily due to improved pricing in Print ($12 million) and Advanced Materials and Chemicals ($11 million), higher volume in Advanced Materials and Chemicals ($11 million), Print ($6 million) and Brand ($1 million) and reduced manufacturing costs in Print ($2 million). These favorable impacts were partially offset by higher aluminum costs ($8 million), higher silver costs ($4 million) and increased manufacturing costs ($1 million) in Advanced Materials and Chemicals. See segment discussions for additional details.

Year-to-Date

Gross profit for the six months ended June 30, 2026 increased $42 million compared with the same period in 2025, primarily due to improved pricing in Print ($21 million) and Advanced Materials and Chemicals ($16 million), higher volumes in Advanced Materials and Chemicals ($10 million), Print ($7 million) and Brand ($2 million), reduced manufacturing costs in Print ($4 million), favorable foreign currency fluctuations ($1 million) and net change in employee benefit reserves ($1 million). These favorable impacts were partially offset by higher silver and aluminum costs ($9 million each) and increased manufacturing costs ($3 million) in Advanced Materials and Chemicals. See segment discussions for additional details.

Selling, General and Administrative Expenses

Current Quarter

Consolidated selling and general administrative expenses ("SG&A") increased $12 million in the three months ended June 30, 2026 compared to the prior year period, primarily due to an increase in equity compensation costs ($8 million) and an increase in selling and administrative costs of $4 million primarily related to the net change in employee benefit reserves and costs associated with corporate infrastructure.

Year-to-Date

Consolidated SG&A increased $15 million in the six months ended June 30, 2026 compared to the prior year period, primarily due to an increase in equity compensation costs ($11 million) and an increase in selling and administrative costs of $3 million primarily related to the net change in employee benefit reserves and costs associated with corporate infrastructure.

Research and Development Costs

Consolidated research and development ("R&D") expenses in the three and six months ended June 30, 2026 were relatively flat compared to the prior year period.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component decreased $11 million and $29 million, respectively, in the three and six months ended June 30, 2026 due to lower expected return on assets driven by a decrease in the asset base due to the settlement of the Kodak Retirement Income Plan ("KRIP") in the fourth quarter of 2025. Refer to Note 15, "Retirement Plans".

Other Operating Expense, Net

For details, refer to Note 12, "Other Operating Expense, Net".

Other (Income) Charges, Net

For details, refer to Note 13, "Other (Income) Charges, Net".

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

The balance of Kodak’s continuing operations, which primarily represent the operations of EBP and do not meet the criteria of a reportable segment, are reported in All Other revenues and All Other.

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Print	$195	$178	$375	$343
Advanced Materials and Chemicals	105	75	181	149
Brand	7	6	13	10
Total of reportable segments	307	259	569	502
All Other revenues	4	4	7	8
Consolidated total	$311	$263	$576	$510

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents consolidated earnings (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; loss on early extinguishment of debt; other operating expense, net and other (income) charges, net.

Segment Operational EBITDA and Consolidated Earnings (Loss) from Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Print	$8	$(4)	$11	$(13)
Advanced Materials and Chemicals	22	8	29	15
Brand	6	5	11	9
All other	1	—	(1)	—
Depreciation and amortization	(6)	(7)	(13)	(14)
Restructuring costs and other	(1)	(6)	(1)	(11)
Stock based compensation	(9)	(1)	(14)	(3)
Consulting and other costs (1)	—	1	1	1
Idle costs (2)	(2)	(1)	(3)	(2)
Other operating expense, net (3)	(4)	—	(6)	—
Interest expense (3)	(6)	(15)	(12)	(29)
Pension income excluding service cost component (3)	5	16	9	38
Loss on early extinguishment of debt (3)	(1)	—	(2)	—
Other income (charges), net (3)	8	(20)	(1)	(20)
Consolidated earnings (loss) from operations before income taxes	$21	$(24)	$8	$(29)

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in the six months ended June 30, 2026 and the three and six months ended June 30, 2025, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)
As reported in the Consolidated Statement of Operations.

Kodak decreased employee benefit reserves by approximately $1 million in both the three and six months ended June 30, 2026 due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in both the three and six months ended June 30, 2026 impacted gross profit by approximately $1 million.

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

PRINT SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$195	$178	$17	$375	$343	$32

Operational EBITDA	$8	$(4)	$12	$11	$(13)	$24
Operational EBITDA as a % of revenues	4%	(2)%		3%	(4)%

Revenues

Current Quarter

Print revenues for the three months ended June 30, 2026 increased $17 million primarily due to improved pricing in Prepress Solutions ($14 million) and higher volume in PROSPER ($9 million), partially offset by reduced volume in Prepress Solutions ($3 million) and Electrophotographic Printing Solutions ("EPS") ($2 million).

Year-to-Date

Print revenues for the six months ended June 30, 2026 increased $32 million primarily due to improved pricing in Prepress Solutions ($24 million), higher volume in PROSPER ($13 million) and Software ($1 million) and favorable foreign currency fluctuations ($7 million), partially offset by reduced volume in Prepress Solutions ($7 million) and EPS ($5 million).

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended June 30, 2026 increased $12 million primarily due to improved pricing in Prepress Solutions ($12 million), higher volume in PROSPER ($6 million) and EPS ($1 million) and reduced manufacturing costs ($2 million), partially offset by higher costs for aluminum ($8 million) and SG&A ($2 million).

Year-to-Date

Print Operational EBITDA for the six months ended June 30, 2026 increased $24 million primarily due to improved pricing in Prepress Solutions ($21 million), higher volume in PROSPER ($6 million), EPS ($2 million) and Software ($1 million), and reduced manufacturing costs ($4 million), partially offset by higher costs for aluminum ($9 million) and lower volume in Prepress Solutions ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$105	$75	$30	$181	$149	$32

Operational EBITDA	$22	$8	$14	$29	$15	$14
Operational EBITDA as a % of revenues	21%	11%		16%	10%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended June 30, 2026 increased $30 million primarily due to improved pricing in Industrial Film and Chemicals ($14 million) and Motion Picture ($1 million) and increased volume in Industrial Film and Chemicals ($14 million) and Motion Picture ($1 million).

Year-to-Date

Advanced Materials and Chemicals revenues for the six months ended June 30, 2026 increased $32 million primarily due to improved pricing in Industrial Film and Chemicals ($20 million) and Motion Picture ($2 million) and increased volume in Industrial Film and Chemicals ($9 million) and Motion Picture ($1 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA for the three months ended June 30, 2026 increased $14 million due to improved pricing in Industrial Film and Chemicals ($10 million) and Motion Picture ($1 million) and increased volume in Industrial Film and Chemicals ($11 million), partially offset by higher silver costs ($4 million), SG&A ($2 million) and manufacturing costs ($1 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA for the six months ended June 30, 2026 increased $14 million due to improved pricing in Industrial Film and Chemicals ($14 million) and Motion Picture ($1 million), increased volume in Industrial Film and Chemicals ($11 million), favorable foreign currency fluctuations ($1 million) and net change in employee benefit reserves ($1 million), partially offset by higher silver costs ($9 million), SG&A ($3 million) and manufacturing costs ($3 million).

BRAND SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$7	$6	$1	$13	$10	$3

Operational EBITDA	$6	$5	$1	$11	$9	$2
Operational EBITDA as a % of revenues	86%	83%		85%	90%

Revenues

Brand revenues for the three and six months ended June 30, 2026 increased $1 million and $3 million, respectively, due to higher volumes.

Operational EBITDA

Brand Operational EBITDA for the three and six months ended June 30, 2026 increased $1 million and $2 million, respectively, due to higher volumes.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $1 million for both the three and six months ended June 30, 2026 in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $1 million and $5 million during the three and six months ended June 30, 2026, respectively.

The restructuring actions implemented in the first six months of 2026 are expected to generate future annual cash savings of approximately $2 million, which are expected to reduce both future annual SG&A expenses and Cost of revenues by $1 million each. The majority of the annual savings are expected to be in effect by the end of the third quarter of 2026 as such actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $290 million, a decrease of $47 million from December 31, 2025.

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

During the first and second quarters of 2026, the Company received $46 million and $41 million, respectively, of cash from these redemptions. In July 2026, the Company received an additional $5 million of cash and expects to receive $7 million in cash proceeds during the remainder of 2026. The remaining value of the investment assets is expected to be converted to cash primarily in 2027 and 2028.

Available liquidity includes existing cash and cash equivalent balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At June 30, 2026 and December 31, 2025 approximately $165 million and $231 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $125 million and $106 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of June 30, 2026 and December 31, 2025, outstanding intercompany loans to the U.S. were $479 million and $509 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $210 million and $235 million, respectively. In China, where approximately $40 million and $35 million of cash and cash equivalents was held as of June 30, 2026 and December 31, 2025, respectively, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries with a maturity date of November 16, 2026, the proceeds of which were in turn loaned to the Company. The terms of the intercompany loan require the Company to make efforts to repay the outstanding loan balance prior to maturity. The outstanding amount of the intercompany loan as of June 30, 2026 was $63 million. The Company is evaluating repayment alternatives for the current loan agreement which would allow Kodak and its subsidiaries to perform their obligations to each other while minimizing the impact on U.S. liquidity taking into account requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., in which case the Company’s U.S. liquidity would be reduced.

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

On March 11, 2026, in connection with the Series B Preferred Stock Amendment, the Company and certain of its subsidiaries entered into the Fourth Amendment to the term loan credit agreement (the “Term Loan Amendment”), which amends the Company’s Amended and Restated Credit Agreement, dated as of June 30, 2023 (as amended, the “Term Loan Credit Agreement”). Under the Term Loan Credit Agreement, the term loan lenders provided the Company with a commitment to provide term loans in an aggregate principal amount of $450 million (the “Term Loans”). The Term Loan Amendment required the Company to prepay an aggregate principal amount of $100 million of Term Loans, consisting of a $50 million prepayment due on or prior to March 18, 2026 and $50 million prepayment due on or prior to June 1, 2026, in each case, plus a prepayment premium equal to one percent. On June 1, 2026, the Company and the term loan lenders entered into a Limited Waiver Agreement to the Term Loan Credit Agreement, which extended the due date for the second $50 million prepayment to be payable on or before July 1, 2026.

On March 13, 2026, the Company paid $50 million of the outstanding principal amount of the Term Loans, $1 million in accrued uncapitalized interest and a prepayment premium equal to one percent of the principal amount paid. The Company recorded a loss on early extinguishment of debt of approximately $1 million during the first quarter of 2026. On June 26, 2026, the Company paid $50 million of the outstanding principal amount of the Term Loans, $1 million in accrued uncapitalized interest and a prepayment premium equal to one percent of the principal amount paid. The Company recorded a loss on early extinguishment of debt of approximately $1 million during the second quarter of 2026. The Company funded these payments through a combination of cash proceeds from the redemption of KRIP investment assets and cash on hand.

Kodak's cash flows continue to be negatively impacted by higher manufacturing, labor, material and distribution costs, along with volume declines, supply chain disruptions and shortages in materials and labor. These impacts have been largely mitigated by price increases, savings relating to rationalization, cost reductions and operational efficiencies and supply chain-related cost improvements. In addition, the cash proceeds from the KRIP reversion, reduced cash interest payments due to the paydown of the Term loans, and additional cash proceeds expected from the redemption or other monetization of investment assets provides additional liquidity to the Company to adequately fund ongoing operations.

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

Letter of Credit Facility Agreement

Approximately $24 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of both June 30, 2026 and December 31, 2025. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $25 million at both June 30, 2026 and December 31, 2025, which was classified as Restricted Cash.

Cash Flow

Cash, cash equivalents and restricted cash balances were as follows:

	June 30,	December 31,
(in millions)	2026	2025
Cash, cash equivalents and restricted cash	$388	$442

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	2026	2025	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$(25)	$(30)	$5
Cash flows from investing activities:
Net cash provided by (used in) investing activities	78	(19)	97
Cash flows from financing activities:
Net cash used in financing activities	(106)	(4)	(102)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	5	(6)
Net decrease in cash, cash equivalents and restricted cash	$(54)	$(48)	$(6)

Operating Activities

Net cash used in operating activities decreased by $5 million for the six months ended June 30, 2026 as compared with the corresponding period in 2025 primarily due to improved earnings ($34 million) and an increase in trade payables ($12 million). This was partially offset by an increase in inventory ($24 million), an increase in trade receivables ($3 million) and an increase in miscellaneous receivables ($9 million).

Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2026 increased $97 million compared to the corresponding period in 2025 due to cash proceeds from the redemption of KRIP reversion investments ($87 million), proceeds from the sale of preferred equity investment ($2 million) and a decrease in capital expenditures ($13 million), partially offset by proceeds from the sale of assets in the prior year ($5 million).

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 increased $102 million compared to the corresponding period in 2025 primarily driven by the $101 million prepayment of the Term Loans.

Other Collateral Requirements

The NYS WCB requires security deposits related to self-insured workers’ compensation obligations, which security deposits are recalculated annually. Effective May 1, 2023, the Company added New York to its existing workers compensation liability insurance policy and is no longer self-insured for future claims; as a result, the NYS WCB confirmed the Company will no longer be obligated to post any additional collateral. On July 1, 2025, the Company submitted a current actuarial report to the NYS WCB and requested a review of the collateral requirements; the NYS WCB confirmed no change in the collateral was required at that time.

Based on the legacy nature of the Company’s workers’ compensation obligations, the undiscounted actuarial obligation has been declining and the Company expects this trend to continue. While it may not be indicative of the rate of future declines, the undiscounted actuarial liability declined by an average of $5 million per year between 2014 and 2025. Accordingly, subject to the possibility of other changes to the calculation of required security deposits by the NYS WCB, the Company expects the amount of the required security deposits to decline over time and the gradual return of the security deposits that have previously been made or the capital used to support such security deposits.

As of June 30, 2026, the Company had $50 million of surety bonds and $25 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $32 million of cash and the Company could be required to provide up to $18 million of cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $5 million to its non-U.S. defined benefit pension and postretirement benefit plans for the six months ended June 30, 2026. For the balance of 2026, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its pension and postretirement plans are approximately $5 million.

Capital Expenditures

Cash flows from investing activities included $11 million of capital expenditures for the six months ended June 30, 2026. Kodak expects approximately $40 million to $45 million of total capital expenditures for 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of unregistered securities during the quarter ended June 30, 2026

None.

(b)
Issuer purchases of equity securities during the quarter ended June 30, 2026

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
April 1 through 30, 2026	6,144	$9.46	N/A	N/A
May 1 through 31, 2026	108,439	$9.70	N/A	N/A
June 1 through 30, 2026	—	$-	N/A	N/A
Total	114,583	$9.69

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

*(10.1)	Third Amendment to the Eastman Kodak Company 2013 Omnibus Incentive Plan, as amended and restated, filed herewith.

*(10.2)	Form of Enhanced Severance Agreement between the Company and certain of its named executive officers, filed herewith.

(31.1)	Certification signed by James V. Continenza, filed herewith.

(31.2)	Certification signed by David E. Bullwinkle, filed herewith.

(32.1)(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James V. Continenza, furnished herewith.

(32.2)(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David E. Bullwinkle, furnished herewith.

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

(101.SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

(104)	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

EASTMAN KODAK COMPANY
(Registrant)

Date: August 4, 2026	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)