Form 10-Q
period 2026-09-30
EASTMAN KODAK CO
filed 2026-11-03
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2026

or

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

As of October 29, 2026, the Registrant had 98.1 million shares of common stock, par value $0.01 per share, outstanding.

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2026

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues
Sales	$241	$229	$746	$665
Services	35	40	106	114
Total revenues	276	269	852	779
Cost of revenues
Sales	180	174	571	532
Services	23	27	69	82
Total cost of revenues	203	201	640	614
Gross profit	73	68	212	165
Selling, general and administrative expenses	50	41	151	127
Research and development costs	8	7	25	25
Restructuring costs and other	2	1	3	12
Other operating (income) expense, net	(2)	—	4	—
Income from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges, net and income taxes	15	19	29	1
Interest expense	3	18	15	47
Pension income excluding service cost component	(15)	(16)	(24)	(54)
Loss on early extinguishment of debt	—	—	2	—
Other charges, net	3	1	4	21
Income (loss) from operations before income taxes	24	16	32	(13)
Provision for income taxes	3	3	10	7
NET INCOME (LOSS)	$21	$13	$22	$(20)

Basic net income (loss) per share attributable to Eastman Kodak Company common shareholders	$0.18	$(0.08)	$0.11	$(0.55)
Diluted net income (loss) per share attributable to Eastman Kodak Company common shareholders	$0.18	$(0.08)	$0.11	$(0.55)

Number of common shares used in basic and diluted net income (loss) per share
Basic	98.0	89.8	97.8	83.8
Diluted	102.8	89.8	101.9	83.8

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
NET INCOME (LOSS)	$21	$13	$22	$(20)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	5	(2)	9	11
Pension and other postretirement benefit plan obligation activity, net of tax	—	98	(1)	10
Other comprehensive income, net of tax	5	96	8	21
COMPREHENSIVE INCOME, NET OF TAX	$26	$109	$30	$1

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions, except per share data)	2026	2025
ASSETS
Cash and cash equivalents	$317	$337
Trade receivables, net of allowances of $7 at both periods	134	145
Inventories, net	261	218
Other current assets	79	141
Total current assets	791	841
Property, plant and equipment, net of accumulated depreciation of $512 and $499, respectively	196	191
Goodwill	12	12
Intangible assets, net	17	17
Operating lease right-of-use assets	32	37
Restricted cash	80	96
Pension and other postretirement assets	309	302
Other long-term assets	102	121
TOTAL ASSETS	$1,539	$1,617

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY
Accounts payable, trade	$91	$101
Short-term borrowings and current portion of long-term debt	2	1
Current portion of operating leases	11	11
Other current liabilities	145	155
Total current liabilities	249	268
Long-term debt, net of current portion	108	208
Pension and other postretirement liabilities	184	191
Operating leases, net of current portion	25	30
Other long-term liabilities	243	207
Total liabilities	809	904

Commitments and Contingencies (Note 9)

Redeemable, convertible preferred stock, no par value, $100 per share liquidation preference	76	99

EQUITY
Common stock, $0.01 par value	1	1
Additional paid in capital	1,291	1,278
Treasury stock, at cost	(29)	(26)
Accumulated deficit	(499)	(521)
Accumulated other comprehensive loss	(110)	(118)
Total shareholders’ equity	654	614
TOTAL LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND EQUITY	$1,539	$1,617

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$22	$(20)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	20	21
Pension and postretirement income	—	(42)
Gain on settlement of Kodak Retirement Income Plan	(10)	—
Change in fair value of preferred stock embedded derivative	13	—
Change in fair value of KRIP reversion investment assets	(5)	—
Asset impairment	—	21
Paid-in-kind interest expense	—	36
Non-cash changes in workers' compensation and employee benefit reserves	(5)	—
Stock based compensation	22	4
Net gain from sale of assets	(3)	—
Loss on early extinguishment of debt	2	—
Provision for deferred income taxes	2	1
Decrease in trade receivables	9	—
(Increase) decrease in miscellaneous receivables	(5)	2
Increase in inventories	(44)	(12)
Decrease in trade payables	(13)	(15)
Decrease in liabilities excluding borrowings and trade payables	(24)	(22)
Other items, net	19	17
Total adjustments	(22)	11
Net cash used in operating activities	—	(9)
Cash flows from investing activities:
Additions to properties	(18)	(28)
Proceeds from sale of preferred equity investment	2	—
Proceeds from redemption of KRIP reversion investments	93	—
Net proceeds from the sale of assets	2	5
Net cash provided by (used in) investing activities	79	(23)
Cash flows from financing activities:
Net proceeds from ATM equity offering program	—	1
Repayment of Amended and Restated Term Loan Agreement	(101)	—
Preferred stock cash dividend payments	(6)	(2)
Treasury stock purchases	(2)	(2)
Proceeds from exercise of employee stock options	1	—
Net cash used in financing activities	(108)	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	5
Net decrease in cash, cash equivalents and restricted cash	(29)	(30)
Cash, cash equivalents and restricted cash, beginning of period	442	301
Cash, cash equivalents and restricted cash, end of period	$413	$271

Non-cash Financing Activities:
Series B preferred stock embedded derivative liability at issuance	$30	$—
Series C preferred stock exchange to common stock	$—	$124

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

	Nine-Month Period Ending September 30, 2026
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable, Convertible Preferred Stock
Equity (deficit) as of December 31, 2025	$1	$1,278	$(521)	$(118)	$(26)	$614	$99
Net loss	—	—	(16)	—	—	(16)	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	1	—	1	—
Extinguishment of 4.0% Series B preferred stock	—	100	—	—	—	100	(100)
Issuance of 6.0% Series B preferred stock	—	(102)	—	—	—	(102)	72
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock deemed dividends	—	(1)	—	—	—	(1)	1
Purchases of treasury stock (1)	—	1	—	—	(1)	—	—
Stock-based compensation	—	5	—	—	—	5	—
Equity (deficit) as of March 31, 2026	$1	$1,280	$(537)	$(117)	$(27)	$600	$72
Net income	—	—	17	—	—	17	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	3	—	3	—
Pension and other postretirement liability adjustments	—	—	—	(1)	—	(1)	—
Preferred stock cash dividends	—	(2)	—	—	—	(2)	—
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	1	—	—	(2)	(1)	—
Stock-based compensation	—	9	—	—	—	9	—
Equity (deficit) as of June 30, 2026	$1	$1,286	$(520)	$(115)	$(29)	$623	$74
Net income	—	—	21	—	—	21	—
Other comprehensive income (net of tax):
Currency translation adjustments	—	—	—	5	—	5	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock deemed dividends	—	(2)	—	—	—	(2)	2
Stock-based compensation	—	8	—	—	—	8	—
Equity (deficit) as of September 30, 2026	$1	$1,291	$(499)	$(110)	$(29)	$654	$76

	Nine-Month Period Ending September 30, 2025
	Eastman Kodak Company Common Shareholders
(in millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Redeemable, Convertible Preferred Stock
Equity (deficit) as of December 31, 2024	$—	$1,150	$(393)	$(104)	$(12)	$641	$218
Net loss	—	—	(7)	—	—	(7)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	6	—	6	—
Pension and other postretirement liability adjustments	—	—	—	(75)	—	(75)	—
Preferred stock cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(2)	—	—	—	(2)	2
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	2	—	—	—	2	—
Equity (deficit) as of March 31, 2025	$—	$1,149	$(400)	$(173)	$(13)	$563	$220
Net loss	—	—	(26)	—	—	(26)	—
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	—	—	—	7	—	7	—
Pension and other postretirement liability adjustments	—	—	—	(13)	—	(13)	—
Preferred stock accrued cash dividends	—	(1)	—	—	—	(1)	—
Preferred stock in-kind dividends	—	(1)	—	—	—	(1)	1
Preferred stock deemed dividend	—	(1)	—	—	—	(1)	1
Purchases of treasury stock (1)	—	—	—	—	(1)	(1)	—
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of June 30, 2025	$—	$1,147	$(426)	$(179)	$(14)	$528	$222
Net income	—	—	13	—	—	13	—
Other comprehensive (loss) income (net of tax):
Currency translation adjustments	—	—	—	(2)	—	(2)	—
Pension and other postretirement liability adjustments	—	—	—	98	—	98	—
Common shares issued under ATM equity offering program	—	1	—	—	—	1	—
Preferred stock accrued cash dividends	—	(1)	—	—	—	(1)	—
Series C preferred stock exchange for common stock	1	123	—	—	—	124	(123)
Stock-based compensation	—	1	—	—	—	1	—
Equity (deficit) as of September 30, 2025	$1	$1,271	$(413)	$(83)	$(14)	$762	$99

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

NOTE 2: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Financial Position that sums to the total of such amounts shown in the Consolidated Statement of Cash Flows:

	September 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$317	$337
Restricted cash reported in Other current assets	16	9
Restricted cash	80	96
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$413	$442

Restricted cash reported in Other current assets on the Consolidated Statement of Financial Position included $8 million and $9 million as of September 30, 2026 and December 31, 2025, respectively, representing amounts that support hedging activities. Restricted cash reported in Other current assets as of September 30, 2026 also included $8 million of assets held by the Kodak Retirement Income Plan (“KRIP") trust. Refer to Note 15, “Retirement Plans” for additional information.

Restricted cash included $20 million and $25 million as of September 30, 2026 and December 31, 2025, respectively, representing the cash collateral required to be posted by the Company under the Amended and Restated L/C Facility Agreement. In addition, restricted cash as of September 30, 2026 and December 31, 2025 included $53 million and $62 million, respectively, representing cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the New York State Workers’ Compensation Board ("NYS WCB"). Restricted cash also included $5 million and $7 million of security posted related to Brazilian legal contingencies as of September 30, 2026 and December 31, 2025, respectively.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2026	2025
Finished goods	$97	$84
Work in process	94	72
Raw materials	70	62
Total	$261	$218

NOTE 4: OTHER CURRENT ASSETS

	September 30,	December 31,
(in millions)	2026	2025
Short-term investments (1)	$26	$99
Restricted cash	16	9
Contract assets	8	5
Estimated workers' compensation recoveries	2	2
Other	27	26
Total	$79	$141

(1)
Short-term investments relate to investment assets received by the Company as part of the settlement of the KRIP in November 2025. The investment assets are primarily hedge fund investments which are expected to be redeemed within one year and are valued using the net asset value ("NAV") per share expedient.

The Other component above consists of other miscellaneous current assets that, individually, were less than 5% of the total current assets component in the accompanying Consolidated Statement of Financial Position, and therefore have been aggregated in accordance with Regulation S-X.

NOTE 5: OTHER LONG-TERM LIABILITIES

	September 30,	December 31,
(in millions)	2026	2025
Workers' compensation	$45	$51
Asset retirement obligations	44	44
Deferred taxes	30	28
Deferred brand licensing revenue	47	52
Environmental liabilities	10	9
Embedded preferred stock derivative liability (1)	43	—
Other	24	23
Total	$243	$207

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

NOTE 7: REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable, convertible preferred stock was as follows:

	September 30,	December 31,
(in millions)	2026	2025
6.0% Series B Preferred Stock	$76	$-
4.0% Series B Preferred Stock	$-	$99

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

Conversion Features

Each share of 6.0% Series B Preferred Stock is convertible, at the option of each holder at any time, into shares of Common Stock at the initial conversion rate of 10.00 shares of Common Stock for each share of 6.0% Series B Preferred Stock (equivalent to an initial conversion price of $10.00 per share of Common Stock). The initial conversion rate and the corresponding conversion price are subject to certain customary anti-dilution adjustments. If a holder elects to convert any shares of 6.0% Series B Preferred Stock during a specified period in connection with a fundamental change (as defined in the Series B Preferred Stock Amendment), such holder can elect to receive a make-whole premium, payable in additional shares of Common Stock, following the conversion of 6.0% Series B Preferred Stock into shares of Common Stock if a fundamental change has occurred. In each case, the holder will also be entitled to receive shares with respect to accumulated dividends. In addition, the Company will have the right to require holders to convert any shares of 6.0% Series B Preferred Stock in connection with certain reorganization events in which case the conversion rate will be adjusted, subject to certain limitations.

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

The fair value of the embedded derivative as of September 30, 2026 was a liability of $43 million and is included in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Refer to Note 20, “Financial Instruments” for information on the valuation of the derivative.

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

NOTE 8: LEASES

Income recognized on operating lease arrangements for the three and nine months ended September 30, 2026 and 2025 is presented below. Income recognized for sales-type lease arrangements for the three and nine months ended September 30, 2026 was less than $1 million and $1 million, respectively. Income recognized for sales-type lease arrangements for the three and nine months ended September 30, 2025 was $1 million and $2 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Lease income - operating leases:
Lease income	$2	$2	$7	$7
Variable lease income	1	1	4	4
Total lease income	$3	$3	$11	$11

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company had outstanding letters of credit of $19 million issued under the Amended and Restated L/C Facility Agreement, as well as bank guarantees and letters of credit of $2 million, surety bonds in the amount of $54 million, and restricted cash of $96 million, primarily related to cash collateral supporting the Company’s undiscounted actuarial workers’ compensation obligations with the NYS WCB, cash collateral to ensure payment of possible casualty and workers’ compensation claims, cash collateral supporting the outstanding letters of credit under the Amended and Restated L/C Facility Agreement, to ensure payment of possible legal contingencies, hedging activities, environmental liabilities, rental payments and to support various customs, tax and trade activities. The restricted cash is recorded in Other current assets and Restricted cash in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters in Brazil and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor. The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes. Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2026, Kodak’s Brazilian operations maintained accruals of less than $1 million for claims aggregating approximately $32 million inclusive of interest and penalties where appropriate. The unreserved portion of the indirect taxes, civil litigation and disputes involving former employees and contract labor claims, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $5 million.

In connection with assessments in Brazil, local regulations may require Kodak’s Brazilian operations to post security for a portion of the amounts in dispute. As of September 30, 2026, Kodak’s Brazilian operations have posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in favor of Kodak’s Brazilian operations. The matter securing the lien on the non-cash assets was resolved in favor of Kodak’s Brazilian operations on March 12, 2024. On September 29, 2025, the Notary Register Office confirmed the cancellation of a prior lien on Brazilian non-cash assets with a net book value of $41 million. A related enrollment with the Brazilian Internal Revenue Service of such assets is in the process of being removed but continues to encumber such assets.

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

Extended Warranty Arrangements

Kodak offers its customers extended warranty arrangements that are generally one year but may range from three months to six years after the original warranty period. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2025 to September 30, 2026, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2025	$14
New extended warranty and maintenance arrangements deferred	42
Recognition of extended warranty and maintenance arrangement revenue	(42)
Deferred revenue on extended warranties as of September 30, 2026	$14

NOTE 11: REVENUE

Disaggregation of Revenue

The following tables present revenue disaggregated by major product and geography:

Major Product:

Three Months Ended
September 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$121	$8	$—	$—	$129
Ongoing service arrangements	28	—	—	—	28
Total annuities	149	8	—	—	157
Equipment & software	16	—	—	—	16
Film and chemicals	—	90	—	—	90
Total core products and services	165	98	—	—	263
Growth products (2)	—	1	—	—	1
Other (3)	—	—	9	3	12
Total	$165	$99	$9	$3	$276

Nine Months Ended
September 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$384	$21	$—	$—	$405
Ongoing service arrangements	93	—	—	—	93
Total annuities	477	21	—	—	498
Equipment & software	63	—	—	—	63
Film and chemicals	—	256	—	—	256
Total core products and services	540	277	—	—	817
Growth products (2)	—	3	—	—	3
Other (3)	—	—	22	10	32
Total	$540	$280	$22	$10	$852

Three Months Ended
September 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$120	$8	$—	$—	$128
Ongoing service arrangements	38	—	—	—	38
Total annuities	158	8	—	—	166
Equipment & software	19	—	—	—	19
Film and chemicals	—	74	—	—	74
Total core products and services	177	82	—	—	259
Other (3)	—	—	6	4	10
Total	$177	$82	$6	$4	$269

Nine Months Ended
September 30, 2025

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
Core products and services (1)
Plates, inks and other consumables	$363	$21	$—	$—	$384
Ongoing service arrangements	109	—	—	—	109
Total annuities	472	21	—	—	493
Equipment & software	48	—	—	—	48
Film and chemicals	—	208	—	—	208
Total core products and services	520	229	—	—	749
Growth products (2)	—	2	—	—	2
Other (3)	—	—	16	12	28
Total	$520	$231	$16	$12	$779

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

Geography (1):

Three Months Ended
September 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$62	$72	$9	$3	$146
Canada	4	2	—	—	6
North America	66	74	9	3	152
Europe, Middle East and Africa	60	12	—	—	72
Asia Pacific	36	12	—	—	48
Latin America	3	1	—	—	4
Total	$165	$99	$9	$3	$276

Nine Months Ended
September 30, 2026

		Advanced
		Materials
		and
(in millions)	Print	Chemicals	Brand	All Other	Total
United States	$199	$211	$22	$10	$442
Canada	14	4	—	—	18
North America	213	215	22	10	460
Europe, Middle East and Africa	200	28	—	—	228
Asia Pacific	116	36	—	—	152
Latin America	11	1	—	—	12
Total	$540	$280	$22	$10	$852

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Statement of Financial Position. The contract assets are transferred to trade receivables when the rights to consideration become unconditional. The amount recorded for contract assets at September 30, 2026 and December 31, 2025 was $8 million and $5 million, respectively, and is reported in Other current assets in the Consolidated Statement of Financial Position. The contract liabilities primarily relate to brand licensing agreements, prepaid service contracts or upfront payments for certain equipment purchases. The amount recorded for contract liabilities in the Consolidated Statement of Financial Position at September 30, 2026 and December 31, 2025 was $87 million and $94 million, respectively, of which $40 million and $42 million, respectively, was reported in Other current liabilities and $47 million and $52 million, respectively, was reported in Other long-term liabilities.

Revenue recognized for the three and nine months ended September 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the respective fiscal years was $11 million and $37 million, respectively, in 2026 and $9 million and $26 million, respectively in 2025 and primarily represented revenue from prepaid service contracts and equipment sales. Contract liabilities as of September 30, 2026 included $21 million and $28 million of cash payments received during the three and nine months ended September 30, 2026, respectively. Contract liabilities as of September 30, 2025 included $21 million and $32 million of cash payments received during the three and nine months ended September 30, 2025, respectively.

Kodak does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or for which revenue is recognized at the amount to which Kodak has the right to invoice for services performed.

Performance obligations with an original expected length of greater than one year generally consist of deferred service contracts, operating leases and licensing arrangements. As of September 30, 2026, there was approximately $75 million of unrecognized revenue from unsatisfied performance obligations. Approximately 5% of the revenue from unsatisfied performance obligations is expected to be recognized in the remainder of 2026, 20% in 2027, 15% in 2028, 10% in 2029 and 50% thereafter.

NOTE 12: OTHER OPERATING (INCOME) EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Gain on sale of assets	$(1)	$—	$(1)	$—
Legal settlements and penalties	(2)	—	2	—
Other	1	—	3	—
Total	$(2)	$—	$4	$—

NOTE 13: OTHER CHARGES, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Interest income	$(3)	$(4)	$(9)	$(7)
Loss on foreign exchange transactions	1	3	6	9
Change in fair value of embedded preferred stock derivative liability (1)	3	—	13	—
Asset impairment (2)	—	4	—	21
Change in fair value of KRIP reversion investment assets	1	—	(5)	—
Other	1	(2)	(1)	(2)
Total	$3	$1	$4	$21

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

NOTE 14: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Income (loss) from operations before income taxes	$24	$16	$32	$(13)
Effective tax rate	12.5%	18.8%	31.3%	(53.8)%
Provision for income taxes	3	3	10	7
Provision (benefit) for income taxes at U.S. statutory tax rate	5	3	7	(3)
Difference between tax at effective vs. statutory rate	$(2)	$—	$3	$10

For the three and nine months ended September 30, 2026, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the movement of valuation allowances associated with changes in net deferred tax assets from current losses and earnings, (2) a provision associated with foreign withholding taxes on undistributed earnings and (3) the recognition of an uncertain tax provision related to German fiscal unity.

For the three and nine months ended September 30, 2025, the difference between Kodak’s effective tax rate and the U.S. statutory rate of 21.0% was primarily attributable to: (1) the jurisdictional mix of earnings; (2) the movement of valuation allowances associated with changes in net deferred tax assets from current earnings and losses and (3) a provision associated with foreign withholding taxes on undistributed earnings.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Many participating countries enacted changes which took effect in 2024. After considering the applicable tax law changes in the Pillar 2 implementation, Kodak determined there was no material impact to its tax provision for the three and nine months ended September 30, 2026 and 2025.

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

NOTE 15: RETIREMENT PLANS

Components of the net periodic benefit cost for all major U.S. and non-U.S. defined benefit pension plans are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$—	$—	$—	$11	$1	$3	$1
Interest cost	—	4	23	4	—	12	74	12
Expected return on plan assets	(5)	(4)	(42)	(4)	(15)	(12)	(128)	(14)
Amortization of:
Prior service cost	—	—	3	—	—	—	9	—
Actuarial loss (gain)	—	1	—	—	—	2	(7)	1
Net pension (income) expense before special termination benefits	(1)	1	(16)	—	(4)	3	(49)	—
Special termination benefits (1)	1	—	—	—	1	—	2	—
Settlement gain (2)	(10)	—	(1)	—	(10)	—	(1)	—
Net pension (income) expense from major plans	(10)	1	(17)	—	(13)	3	(48)	—
Other plans	—	—	3	—	—	—	6	—
Total net pension (income) expense	$(10)	$1	$(14)	$—	$(13)	$3	$(42)	$—

(1) The special termination benefits were incurred as a result of Kodak’s restructuring actions and have been included in Restructuring costs and other in the Consolidated Statement of Operations for that period.

(2) The 2026 settlement gain related to the $10 million cash refund received from Metropolitan Tower Life Insurance Company discussed below. The 2025 settlement gain was the result of lump sum payments from KRIP and the transfer to the insurer of all obligations and responsibilities associated with an existing annuitized obligation.

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

In September 2026, KRIP received a cash refund of approximately $10 million from Metropolitan Tower Life Insurance Company related to the premium true-up of the group annuity contract purchased in October 2025 as part of the KRIP settlement. Kodak recorded the $10 million refund as a settlement gain within Pension income in the Consolidated Statement of Operations. As a result of all KRIP pension obligations being fully settled, approximately $8 million of KRIP’s assets as of September 30, 2026 are not considered plan assets and were included in restricted cash reported in Other current assets on the accompanying Consolidated Statement of Financial Position.

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

A reconciliation of the amounts used to calculate basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$21	$13	$22	$(20)
Less: Series B Preferred stock cash dividends	(1)	(1)	(4)	(3)
Less: Series C Preferred stock in-kind dividends	—	—	—	(3)
Less: Series C Preferred stock exchange to common stock deemed dividend	—	(19)	—	(19)
Less: Preferred stock deemed dividends	(2)	—	(5)	(1)
Less: Deemed dividend on preferred stock amendment	—	—	(2)	—
Net income (loss) available to common shareholders - basic	$18	$(7)	$11	$(46)

Effect of dilutive securities:
Add back: Series B preferred stock cash and deemed dividends	$—	$—	$—	$—
Net earnings (loss) available to common shareholders - diluted EPS	$18	$(7)	$11	$(46)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of shares)	2026	2025	2026	2025
Weighted average shares — basic	98.0	89.8	97.8	83.8
Effect of dilutive securities
Unvested restricted stock units	4.0	—	3.2	—
Employee stock options	0.8	—	0.9	—
Weighted average shares — diluted	102.8	89.8	101.9	83.8

As a result of the net loss available to common shareholders for the three and nine months ended September 30, 2025, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding. If Kodak had reported income available to common shareholders for the three months ended September 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.5 million unvested restricted stock units, the assumed exercise of 1.7 million stock options and the assumed conversion of 1.0 million shares of 4.0% Series B Preferred Stock. For the nine months ended September 30, 2025, the calculation of diluted earnings per share would have included the assumed vesting of 1.6 million unvested restricted stock units, the assumed exercise of 1.7 million stock options and the assumed conversion of 1.0 million shares of 4.0% Series B Preferred Stock.

The computation of diluted earnings per share for the three and nine months ended September 30, 2026 excluded the impact of (1) the assumed conversion of 0.1 million shares of 6.0% Series B Preferred Stock as permitted by the Beneficial Ownership Limitation and (2) the assumed exercise of 1.6 million outstanding employee stock options because the effects would have been anti-dilutive.

The computation of diluted earnings per share for the three and nine months ended September 30, 2025 excluded the impact of (1) the assumed conversion of 1.0 million shares of 4.0% Series B Preferred Stock and (2) the assumed exercise of 1.7 million outstanding employee stock options because the effects would have been anti-dilutive.

NOTE 17: SHAREHOLDERS’ EQUITY

The Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.

Common Stock

As of September 30, 2026 and December 31, 2025, there were 98.1 million and 97.4 million shares of common stock outstanding, respectively.

Preferred Stock

Series B Preferred stock issued and outstanding included 1.0 million shares of 6.0% Series B Preferred Stock at September 30, 2026 and 1.0 million shares of 4.0% Series B Preferred Stock at December 31, 2025.

Treasury Stock

Treasury stock consisted of approximately 3.4 million and 3.0 million shares as of September 30, 2026 and December 31, 2025, respectively.

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

NOTE 18: OTHER COMPREHENSIVE INCOME

The changes in Other comprehensive income by component were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Currency translation adjustments
Currency translation adjustments	$5	$(2)	$9	$11

Pension and other postretirement benefit plan changes
Newly established net actuarial loss	—	96	—	10
Tax provision	—	—	—	—
Newly established net actuarial loss, net of tax	—	96	—	10
Reclassification adjustments:
Amortization of prior service cost (1)	—	3	(1)	8
Amortization of actuarial gains (1)	—	—	—	(7)
Recognition of gains due to settlement (1)	—	(1)	—	(1)
Total reclassification adjustments	—	2	(1)	-
Tax provision	—	—	—	—
Reclassification adjustments, net of tax	—	2	(1)	—
Pension and other postretirement benefit plan changes, net of tax	—	98	(1)	10
Other comprehensive income	$5	$96	$8	$21

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

Kodak’s CODM is the Executive Chairman and Chief Executive Officer. Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). Operational EBITDA represents the consolidated income (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; loss on early extinguishment of debt; other operating income (expense), net and other charges, net.

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

Segment Revenues, Operational EBITDA and Consolidated Income (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(in millions)
Print:
Revenues from external customers	$165	$177	$540	$520
Cost of revenues	131	138	427	422
Selling, general and administrative expenses	29	28	91	92
Research and development expenses	4	3	10	11
Operational EBITDA	1	8	12	(5)

Advanced Materials and Chemicals:
Revenues from external customers	99	82	280	231
Cost of revenues	64	55	189	166
Selling, general and administrative expenses	10	8	30	25
Research and development expenses	4	3	11	9
Operational EBITDA	21	16	50	31

Brand:
Revenues from external customers	9	6	22	16
Selling, general and administrative expenses	—	1	2	2
Operational EBITDA	9	5	20	14

Total Operational EBITDA for Reportable Segments	31	29	82	40
All Other Operational EBITDA	—	1	(1)	1
Depreciation and amortization	(7)	(7)	(20)	(21)
Restructuring costs and other	(2)	(1)	(3)	(12)
Stock-based compensation	(8)	(1)	(22)	(4)
Consulting and other costs (1)	—	(1)	1	—
Idle costs (2)	(1)	(1)	(4)	(3)
Other operating income (expense), net (3)	2	—	(4)	—
Interest expense (3)	(3)	(18)	(15)	(47)
Pension income excluding service cost component (3)	15	16	24	54
Loss on early extinguishment of debt (3)	—	—	(2)	—
Other charges, net (3)	(3)	(1)	(4)	(21)
Consolidated income (loss) from continuing operations before income taxes	$24	$16	$32	$(13)

(1) The Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in both the nine months ended September 30, 2026 and 2025, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)
As reported in the Consolidated Statement of Operations.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Total Reportable Segment Revenues	$273	$265	$842	$767
All Other Revenues	3	4	10	12
Total Consolidated Revenues	$276	$269	$852	$779

Kodak decreased employee benefit reserves by approximately $4 million and $5 million in both the three and nine months ended September 30, 2026, respectively, due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended September 30, 2026 impacted gross profit by approximately $2 million and selling, general and administrative expenses (SG&A) by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2026 impacted gross profit by approximately $3 million and SG&A by approximately $1 million.

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

Amortization and depreciation expense by segment are not included in the segment measure of profit and loss but are regularly provided to the CODM.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Intangible asset amortization expense from continuing operations:	2026	2025	2026	2025
Print	$—	$1	$—	$3
Total	$—	$1	$—	$3

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Depreciation expense from continuing operations:	2026	2025	2026	2025
Print	$3	$3	$9	$11
Advanced Materials and Chemicals	4	2	10	6
Other	—	1	1	1
Total	$7	$6	$20	$18

(in millions)	September 30,	December 31,
Long-lived assets located in: (1)	2026	2025
The United States	$146	$142
Europe, Middle East and Africa	5	5
Asia Pacific	3	4
Canada and Latin America	42	40
Non-U.S. countries total (2)	50	49
Total	$196	$191

(1) Long-lived assets are comprised of property, plant and equipment, net.

(2) Of the total non-U.S. property, plant and equipment as of September 30, 2026, $41 million was located in Brazil. Of the total non-U.S. property, plant and equipment as of December 31, 2025, $39 million was located in Brazil.

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

Kodak’s foreign currency forward contracts are not designated as hedges and are marked to market through net income (loss) at the same time that the exposed assets and liabilities are re-measured through net income (loss) (both in Other charges, net in the Consolidated Statement of Operations). The notional amount of such contracts open at September 30, 2026 and December 31, 2025 was approximately $188 million and $224 million, respectively. The majority of the contracts of this type held by Kodak as of September 30, 2026 were denominated in Chinese renminbi and Japanese yen and as of December 31, 2025 were denominated in Chinese renminbi, Japanese yen and European euros.

The net effect of foreign currency forward contracts in the results of operations is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net (gain) loss from derivatives not designated as hedging instruments	$(2)	$2	$-	$(3)

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2026 and 2025.

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

Fair Value

Fair values of Kodak’s foreign currency forward contracts are determined using observable inputs (Level 2 fair value measurements) and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. The gross fair value of foreign currency forward contracts in an asset position are reported in Other current assets and the gross fair value of foreign currency forward contracts in a liability position are reported in Other current liabilities in the Consolidated Statement of Financial Position. The gross fair value of forward contracts in an asset position as of both September 30, 2026 and December 31, 2025 was less than $1 million. The gross fair value of foreign currency forward contracts in a liability position as of both September 30, 2026 and December 31, 2025 was less than $1 million.

The fair values of long-term debt (Level 2 fair value measurements) are determined by reference to quoted market prices of similar instruments, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

The fair values of long-term borrowings were $95 million and $151 million at September 30, 2026 and December 31, 2025, respectively.

The carrying values of cash and cash equivalents, restricted cash and the current portion of long-term debt approximate their fair values at both September 30, 2026 and December 31, 2025.

Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2026.

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

The following table presents the key inputs used in the determination of fair value for the embedded conversion options:

	Valuation Date
		March 11,
	September 30, 2026	2026 (inception)
Total value of embedded derivative ($ millions)	$43	$30
Kodak's closing stock price	$9.56	$6.95
Expected stock price volatility	67.00%	65.00%
Risk free rate	4.96%	3.71%
Implied yield on preferred stock	22.01%	18.48%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs and business trends and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy,” “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and similar words and expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including management’s examination of historical operating trends and data, are based upon Kodak’s current expectations and assumptions. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or outcomes, or timing of actual results or outcomes, to differ materially from historical results or those expressed in or implied by such forward-looking statements. Important factors that could cause actual events, results or outcomes, or their timing, to differ materially from the forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10-K”) under the headings “Business,” “Risk Factors,” “Legal Proceedings,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in the corresponding sections of this report on Form 10‑Q and the Company’s quarterly reports on Form 10‐Q for the quarters ended March 31, 2026 and June 30, 2026, and in other filings the Company makes with the SEC from time to time, as well as the following:

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

Consolidated revenues in the three and nine months ended September 30, 2026 were $276 million and $852 million, respectively, increases of $7 million (3%) and $73 million (9%), respectively, compared to the prior year quarter and year-to-date period. Currency fluctuations had an unfavorable impact on revenues ($2 million) in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and a favorable impact on revenues ($5 million) in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Print revenues in the three and nine months ended September 30, 2026 were $165 million and $540 million, respectively, a decrease of $12 million (7%) compared to the prior year quarter and an increase of $20 million (4%) compared to the prior year-to-date period. Print revenues accounted for 60% and 63% of Kodak’s total revenues for the three and nine months ended September 30, 2026, respectively. Advanced Materials and Chemicals revenues in the three and nine months ended September 30, 2026 were $99 million and $280 million, respectively, increases of $17 million (21%) and $49 million (21%) compared to the prior year quarter and year-to-date period.

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

These conditions have contributed to increased manufacturing costs, primarily due to the impact of U.S. tariffs on imported goods (including aluminum, steel and certain raw materials and component parts used in Kodak’s manufacturing and supply chain), as well as increases in commodity prices including aluminum and silver, higher labor, material, and distribution costs, and lower production volumes. The Company has implemented various pricing actions, productivity improvements, supply chain and workforce optimization initiatives and other cost savings activities. In addition, the Company has renegotiated supplier contracts and obtained certain tariff exemptions. Collectively, these actions have largely mitigated the impact of higher manufacturing costs and, as a result, did not have a material adverse effect on Kodak’s operations, financial condition or cash flows for the three and nine months ended September 30, 2026.

Kodak is in the process of applying for refunds of certain tariffs pursuant to the International Emergency Economic Powers Act ("IEEPA"). Refunds received during the current quarter were approximately $3 million. The timing and amount of any future refunds are uncertain and subject to the outcome of the Company's applications and related governmental determinations.

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
o
Film – Kodak has grown the film segment by investing in product innovation and significantly increasing manufacturing capacity. In the fourth quarter of 2025, Kodak launched its own direct-to-distributors line of still films which aim to provide distributors, retailers and consumers with more stable pricing and a broader, more reliable supply. In addition, Kodak announced the availability of KODAK VERITA 200D Color Negative Motion Picture Film (5206/7206), a new specialty film stock that expands the Company's motion picture portfolio and reinforces Kodak’s long-standing leadership in film. The Company is committed to providing film to customers to help meet the film industry’s demand.
o
EV/Energy Storage Battery Material Manufacturing – Coating of substrates is a critical aspect of manufacturing materials for batteries and Kodak plans to capitalize on its expertise in coating technology to develop opportunities in this area. Kodak utilizes its pilot coating facility to conduct development of coated electrode components for a variety of battery, fuel cell, and solar film companies. Kodak continues to utilize a separate existing production coating facility to manufacture coated substrates for EV cell assembly. Investment in this production facility began in 2025 and has continued into 2026 to expand capabilities and capacity to enable greater volume.
o
Pharmaceuticals Manufacturing – Kodak completed construction of its Current Good Manufacturing Practice (“cGMP”) lab and manufacturing facility at Eastman Business Park (”EBP”) in 2025 and is now certified to manufacture unregulated and regulated reagents for certain healthcare applications. On October 28, 2026, Kodak announced the expansion of its pharmaceutical product portfolio with the addition of KODAK® Normal Saline, and launched its new U.S.-based online store designed to simplify purchasing for pharmaceutical, biotech, and life science customers. Kodak plans to continue expanding its product offering over time and is in the process of obtaining ISO 13458 and FDA Class II certification for its manufacturing facility.

o
Additional nascent growth initiatives – Kodak plans to leverage its proprietary copper micro-wire technologies and high-resolution printing expertise to contract-manufacture custom transparent antennas for automotive, commercial construction, and other applications requiring excellent radio frequency (“RF”) and optical performance. Kodak is also evaluating this unique technology and expertise for transparent heaters in automotive and telecom applications, as well as for electronic films used in the medical device market. In addition, the Company is leveraging a proprietary technology designed to offer superior visible, ultraviolet and infrared light management, from complete blackout to selective light filtering that is compatible with an unmatched range of fabrics.

RESULTS OF OPERATIONS

2026 COMPARED TO 2025

THIRD QUARTER RESULTS OF OPERATIONS

	Three Months Ended September 30,					Nine Months Ended September 30,
		% of		% of			% of		% of
(dollars in millions)	2026	Sales	2025	Sales	$ Change	2026	Sales	2025	Sales	$ Change
Revenues	$276		$269		$7	$852		$779		$73
Cost of revenues	203		201		2	640		614		26
Gross profit	73	26%	68	25%	5	212	25%	165	21%	47
Selling, general and administrative expenses	50	18%	41	15%	9	151	18%	127	16%	24
Research and development costs	8	3%	7	3%	1	25	3%	25	3%	—
Restructuring costs and other	2	1%	1	0%	1	3	0%	12	2%	(9)
Other operating (income) expense, net	(2)	(1)%	—	0%	(2)	4	0%	—	0%	4
Income from operations before interest expense, pension income excluding service cost component, loss on early extinguishment of debt, other charges, net and income taxes	15	5%	19	7%	(4)	29	3%	1	0%	28
Interest expense	3	1%	18	7%	(15)	15	2%	47	6%	(32)
Pension income excluding service cost component	(15)	(5)%	(16)	(6)%	1	(24)	(3)%	(54)	(7)%	30
Loss on early extinguishment of debt	—	0%	—	0%	—	2	0%	—	0%	2
Other charges, net	3	1%	1	0%	2	4	0%	21	3%	(17)
Income (loss) from operations before income taxes	24	9%	16	6%	8	32	4%	(13)	(2)%	45
Provision for income taxes	3	1%	3	1%	—	10	1%	7	1%	3
NET INCOME (LOSS)	$21	8%	$13	5%	$8	$22	3%	$(20)	(3)%	$42

Revenue

Current Quarter

For the three months ended September 30, 2026 revenues increased $7 million compared with the same period in 2025, primarily driven by improved pricing in Print ($16 million) and Advanced Materials and Chemicals ($7 million) and higher volumes in Advanced Material and Chemicals ($10 million) and Brand ($3 million). These favorable impacts were partially offset by lower Print volumes ($26 million) and unfavorable foreign currency fluctuations ($2 million). See segment discussions for additional details.

Year-to-Date

For the nine months ended September 30, 2026 revenues increased $73 million compared with the same period in 2025, primarily driven by improved pricing in Print ($39 million) and Advanced Materials and Chemicals ($29 million), higher volumes in Advanced Materials and Chemicals ($20 million) and Brand ($6 million) and favorable foreign currency fluctuations ($5 million). These favorable impacts were partially offset by lower Print volumes ($24 million). See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2026 increased $5 million compared with the same period in 2025, primarily due to improved pricing in Print ($14 million) and Advanced Materials and Chemicals ($8 million), higher volumes in Advanced Materials and Chemicals ($7 million) and Brand ($3 million) and net change in employee benefit reserves ($2 million). These favorable impacts were partially offset by higher aluminum costs ($15 million), higher silver costs ($6 million), lower Print volumes ($4 million) and increased manufacturing costs in Advanced Materials and Chemicals ($3 million) and Print ($1 million). See segment discussions for additional details.

Year-to-Date

Gross profit for the nine months ended September 30, 2026 increased $47 million compared with the same period in 2025, primarily due to improved pricing in Print ($36 million) and Advanced Materials and Chemicals ($24 million), higher volumes in Advanced Materials and Chemicals ($17 million), Brand ($6 million) and Print ($3 million), reduced manufacturing costs in Print ($3 million) and net change in employee benefit reserves ($3 million). These favorable impacts were partially offset by higher aluminum costs ($24 million), higher silver costs ($19 million) and increased manufacturing costs in Advanced Materials and Chemicals ($2 million). See segment discussions for additional details.

Selling, General and Administrative Expenses

Current Quarter

Consolidated selling and general administrative expenses ("SG&A") increased $9 million in the three months ended September 30, 2026 compared to the prior year period, primarily due to an increase in equity compensation costs ($7 million) and an increase in selling and administrative costs ($2 million) primarily related to changes in employee benefit accruals.

Year-to-Date

Consolidated SG&A increased $24 million in the nine months ended September 30, 2026 compared to the prior year period, primarily due to an increase in equity compensation costs ($18 million) and an increase in selling and administrative costs ($6 million) primarily related to changes in employee benefit accruals and costs associated with corporate infrastructure, partially offset by litigation matters.

Research and Development Costs

Consolidated research and development ("R&D") expenses in the three and nine months ended September 30, 2026 were relatively flat compared to the prior year period.

Pension Income Excluding Service Cost Component

Pension income excluding service cost component decreased $1 million and $30 million, respectively, in the three and nine months ended September 30, 2026 due to lower expected return on assets driven by a decrease in the asset base due to the settlement of the Kodak Retirement Income Plan ("KRIP") in the fourth quarter of 2025. The decrease in both the three and nine months ended September 30, 2026 was also partially offset by a settlement gain of approximately $10 million recognized in the third quarter of 2026. The gain relates to a cash refund KRIP received from Metropolitan Tower Life Insurance Company for the premium true-up of the group annuity contract purchased as part of the KRIP settlement. Refer to Note 15, "Retirement Plans".

Other Operating (Income) Expense, Net

For details, refer to Note 12, "Other Operating (Income) Expense, Net".

Other Charges, Net

For details, refer to Note 13, "Other Charges, Net".

REPORTABLE SEGMENTS

Kodak has three reportable segments: Print, Advanced Materials and Chemicals and Brand. A description of Kodak’s reportable segments follows.

Print: The Print segment is comprised of four lines of business: the Prepress Solutions business, the PROSPER business, the Software business and the Electrophotographic Printing Solutions ("EPS") business.

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

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Print	$165	$177	$540	$520
Advanced Materials and Chemicals	99	82	280	231
Brand	9	6	22	16
Total of reportable segments	273	265	842	767
All Other revenues	3	4	10	12
Total Consolidated Revenues	$276	$269	$852	$779

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”). As demonstrated in the table below, Operational EBITDA represents consolidated income (loss) from operations excluding the provision for income taxes; non-service cost components of pension and other postemployment benefits (“OPEB”) income; depreciation and amortization expense; restructuring costs and other; stock-based compensation expense; consulting and other costs; idle costs; interest expense; loss on early extinguishment of debt; other operating income (expense), net and other charges, net.

Segment Operational EBITDA and Consolidated Income (Loss) from Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Print	$1	$8	$12	$(5)
Advanced Materials and Chemicals	21	16	50	31
Brand	9	5	20	14
All other	—	1	(1)	1
Depreciation and amortization	(7)	(7)	(20)	(21)
Restructuring costs and other	(2)	(1)	(3)	(12)
Stock based compensation	(8)	(1)	(22)	(4)
Consulting and other costs (1)	—	(1)	1	—
Idle costs (2)	(1)	(1)	(4)	(3)
Other operating income (expense), net (3)	2	—	(4)	—
Interest expense (3)	(3)	(18)	(15)	(47)
Pension income excluding service cost component (3)	15	16	24	54
Loss on early extinguishment of debt (3)	—	—	(2)	—
Other charges, net (3)	(3)	(1)	(4)	(21)
Consolidated income (loss) from operations before income taxes	$24	$16	$32	$(13)

(1)
Consulting and other costs are professional services and internal costs associated with corporate strategic initiatives and litigation. Consulting and other costs included $1 million of income in both the nine months ended September 30, 2026 and September 30, 2025, representing insurance reimbursement of legal costs previously paid by the Company associated with investigations and litigation matters.

(2)
Consists of third-party costs such as security, maintenance and utilities required to maintain land and buildings in certain locations not used in any Kodak operations and the costs, net of any rental income received, of underutilized portions of certain properties.

(3)
As reported in the Consolidated Statement of Operations.

Kodak decreased employee benefit reserves by approximately $4 million and $5 million in both the three and nine months ended September 30, 2026, respectively, due to a decrease in workers' compensation reserves driven by changes in discount rates. The decrease in reserves in the three months ended September 30, 2026 impacted gross profit by approximately $2 million and SG&A by approximately $1 million. The decrease in reserves in the nine months ended September 30, 2026 impacted gross profit by approximately $3 million and SG&A by approximately $1 million.

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

PRINT SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$165	$177	$(12)	$540	$520	$20

Operational EBITDA	$1	$8	$(7)	$12	$(5)	$17
Operational EBITDA as a % of revenues	1%	5%		2%	(1)%

Revenues

Current Quarter

Print revenues for the three months ended September 30, 2026 decreased $12 million primarily due to lower volumes in Prepress Solutions ($16 million), PROSPER ($6 million), EPS and Software ($2 million each) and unfavorable foreign currency fluctuations ($2 million). These unfavorable impacts were partially offset by improved pricing in Prepress Solutions ($14 million) and EPS ($1 million).

Year-to-Date

Print revenues for the nine months ended September 30, 2026 increased $20 million primarily due to improved pricing in Prepress Solutions ($38 million) and EPS ($1 million), higher volumes in PROSPER ($7 million) and favorable foreign currency fluctuations ($5 million). These favorable impacts were partially offset by lower volumes in Prepress Solutions ($23 million), EPS ($7 million) and Software ($1 million).

Operational EBITDA

Current Quarter

Print Operational EBITDA for the three months ended September 30, 2026 decreased $7 million primarily due to higher aluminum costs ($15 million), lower volumes for Prepress Solutions ($3 million), Software ($2 million) and PROSPER ($1 million) and higher manufacturing costs ($1 million). The unfavorable impacts were partially offset by increased pricing for Prepress Solutions ($14 million), higher margins in EPS ($1 million) and net change in employee benefit reserves ($1 million).

Year-to-Date

Print Operational EBITDA for the nine months ended September 30, 2026 increased $17 million primarily due to improved pricing in Prepress Solutions ($35 million), higher volumes in PROSPER ($5 million), higher margins in EPS ($3 million), reduced manufacturing costs ($3 million) and net change in employee benefit reserves ($1 million). These favorable impacts were partially offset by higher costs for aluminum ($24 million) and lower volumes in Prepress Solutions ($4 million) and Software ($1 million).

ADVANCED MATERIALS AND CHEMICALS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$99	$82	$17	$280	$231	$49

Operational EBITDA	$21	$16	$5	$50	$31	$19
Operational EBITDA as a % of revenues	21%	20%		18%	13%

Revenues

Current Quarter

Advanced Materials and Chemicals revenues for the three months ended September 30, 2026 increased $17 million primarily due to higher volumes in Industrial Film and Chemicals ($8 million) and Motion Picture ($1 million) and improved pricing in Industrial Film and Chemicals ($7 million).

Year-to-Date

Advanced Materials and Chemicals revenues for the nine months ended September 30, 2026 increased $49 million primarily due to improved pricing in Industrial Film and Chemicals ($27 million) and Motion Picture ($2 million) and higher volumes in Industrial Film and Chemicals ($17 million) and Motion Picture ($2 million).

Operational EBITDA

Current Quarter

Advanced Materials and Chemicals Operational EBITDA for the three months ended September 30, 2026 increased $5 million due to improved pricing in Industrial Film and Chemicals ($7 million), higher volumes in Industrial Film and Chemicals ($6 million) and Motion Picture ($1 million) and net change in employee benefit reserves ($1 million). These favorable impacts were partially offset by higher silver costs ($6 million), manufacturing costs ($3 million) and SG&A ($2 million).

Year-to-Date

Advanced Materials and Chemicals Operational EBITDA for the nine months ended September 30, 2026 increased $19 million due to improved pricing in Industrial Film and Chemicals ($22 million) and Motion Picture ($1 million), higher volumes in Industrial Film and Chemicals ($17 million) and Motion Picture ($1 million) and net change in employee benefit reserves ($2 million). These favorable impacts were partially offset by higher silver costs ($19 million), SG&A ($5 million) and manufacturing costs ($2 million).

BRAND SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$9	$6	$3	$22	$16	$6

Operational EBITDA	$9	$5	$4	$20	$14	$6
Operational EBITDA as a % of revenues	100%	83%		91%	88%

Revenues

Brand revenues for the three and nine months ended September 30, 2026 increased $3 million and $6 million, respectively, due to higher volumes.

Operational EBITDA

Brand Operational EBITDA for the three and nine months ended September 30, 2026 increased $4 million and $6 million, respectively, due to higher volumes.

RESTRUCTURING COSTS AND OTHER

Kodak recorded charges of $2 million and $3 million for the three and nine months ended September 30, 2026, respectively, in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made cash payments related to restructuring of approximately $3 million and $8 million during the three and nine months ended September 30, 2026, respectively.

The restructuring actions implemented in the first nine months of 2026 are expected to generate future annual cash savings of approximately $5 million, which are expected to reduce both future annual SG&A expenses and Cost of revenues by $2 million and $3 million, respectively. The majority of the annual savings are expected to be in effect by the end of the fourth quarter of 2026 as such actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Kodak ended the quarter with a cash balance of $317 million, a decrease of $20 million from December 31, 2025.

During the fourth quarter of 2025, the Company completed the settlement of the KRIP and received $144 million in net cash proceeds from the reversion of KRIP assets, after required debt payments and payment of excise taxes, as well as $158 million of investment assets, of which $9 million was converted to cash in December 2025. The investment assets received by the Company are primarily hedge fund investments which are in redemption.

During the first, second and third quarters of 2026, the Company received $46 million, $41 million and $6 million, respectively, of cash from these redemptions. In October 2026, the Company received an additional $5 million of cash from these redemptions. The remaining value of the investment assets is expected to be converted to cash primarily in 2027 and 2028.

As of September 30, 2026, Kodak estimates that KRIP had excess assets of approximately $10 million due to a cash refund received from Metropolitan Tower Life Insurance Company in September 2026. Kodak expects that it will direct the transfer of or otherwise contribute 25% of the excess assets to the Kodak Cash Balance Plan (the “Replacement Plan”). After contribution to the Replacement Plan and the payment of the 20% excise tax due on the remaining excess amount, Kodak projects it will receive additional net cash proceeds from KRIP of approximately $6 million. Kodak expects the reversion to occur either in the fourth quarter of 2026 or first quarter of 2027.

Available liquidity includes existing cash and cash equivalent balances. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2026 and December 31, 2025 approximately $168 million and $231 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $149 million and $106 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside the U.S. are generally required to support local country operations and may have high tax costs or other limitations which could delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Kodak utilizes cash balances outside the U.S. to fund needs in the U.S. through the use of intercompany loans.

As of September 30, 2026 and December 31, 2025, outstanding intercompany loans to the U.S. were $461 million and $509 million, respectively, which included short-term intercompany loans from Kodak’s international finance center of $192 million and $235 million, respectively. In China, where approximately $43 million and $35 million of cash and cash equivalents was held as of September 30, 2026 and December 31, 2025, respectively, there are limitations related to net asset balances which may impact the ability to make cash available to other jurisdictions in the world.

The Company’s Hong Kong subsidiary has an intercompany loan from one of the Company’s Chinese subsidiaries, the proceeds of which were in turn loaned to the Company. The outstanding balance of the intercompany loan as of September 30, 2026 was $63 million. The Company paid $5 million of the outstanding balance in October 2026. The existing intercompany loan agreement remains in effect in accordance with its terms and has a stated maturity date of November 16, 2026. The Company understands the State Administration of Foreign Exchange (“SAFE”) will not approve a further extension of this loan arrangement. Accordingly, the intercompany loan is expected to be classified as overdue by SAFE following its contractual maturity. Notwithstanding this classification, the Company does not currently anticipate the Chinese subsidiary demanding immediate repayment of the outstanding balance. The Company will continue to settle interest payments and withholding taxes as required under the terms of the agreement.

The Company and its subsidiaries will continue to evaluate repayment and repatriation alternatives to address the outstanding obligation in a manner which will allow Kodak and its subsidiaries to meet their respective obligations while minimizing the impact on U.S. liquidity considering the applicable requirements imposed by Chinese regulators. Any amounts repaid to the Chinese subsidiary may not be able to be loaned, repatriated or otherwise moved back to the U.S., which could reduce the Company’s U.S. liquidity.

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

The terms of the 6.0% Series B Preferred Stock limit the Company’s ability to incur certain indebtedness for borrowed money without the consent of the holders of 66 2/3% of the outstanding 6.0% Series B Preferred Stock. If such consent is not provided, the Company has the right to redeem the 6.0% Series B Preferred Stock in full for cash, subject to the terms of the Series B Preferred Stock Amendment. As a result, the Company’s ability to obtain additional debt financing, including to fund the mandatory redemption of the 6.0% Series B Preferred Stock, may depend on obtaining such consent or on having sufficient liquidity to redeem the 6.0% Series B Preferred Stock in full.

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

Kodak's cash flows continue to be negatively impacted by higher manufacturing, labor, material and distribution costs, along with volume declines, supply chain disruptions and shortages in materials and labor. These impacts have been largely mitigated by price increases, savings relating to rationalization, cost reductions and operational efficiencies and supply chain-related cost improvements. In addition, the cash proceeds from the KRIP reversion and redemption of reverted investment assets, reduced cash interest payments due to the paydown of the Term loans, and additional cash proceeds expected from the further redemption or other monetization of investment assets provides additional liquidity to the Company to adequately fund ongoing operations.

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

Letter of Credit Facility Agreement

Approximately $19 million and $24 million of letters of credit were issued under the Amended and Restated L/C Facility Agreement as of September 30, 2026 and December 31, 2025, respectively. The letters of credit under the Amended and Restated L/C Facility Agreement are collateralized by cash collateral (the “L/C Cash Collateral”). The L/C Cash Collateral was $20 million as of September 30, 2026 and $25 million as of December 31, 2025, respectively, which was classified as Restricted Cash.

Cash Flow

Cash, cash equivalents and restricted cash balances were as follows:

	September 30,	December 31,
(in millions)	2026	2025
Cash, cash equivalents and restricted cash	$413	$442

Cash Flow Activity

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Year-Over-Year Change
Cash flows from operating activities:
Net cash used in operating activities	$—	$(9)	$9
Cash flows from investing activities:
Net cash provided by (used in) investing activities	79	(23)	102
Cash flows from financing activities:
Net cash used in financing activities	(108)	(3)	(105)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	5	(5)
Net decrease in cash, cash equivalents and restricted cash	$(29)	$(30)	$1

Operating Activities

Net cash used in operating activities decreased by $9 million for the nine months ended September 30, 2026 as compared with the corresponding period in 2025 primarily due to improved earnings ($42 million) and a decrease in trade receivables ($9 million). This was partially offset by an increase in inventory ($32 million), an increase in miscellaneous receivables ($7 million) and a decrease in trade payables ($2 million).

Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2026 increased $102 million compared to the corresponding period in 2025 due to cash proceeds from the redemption of KRIP reversion investments ($93 million), proceeds from the sale of preferred equity investment ($2 million) and a decrease in capital expenditures ($10 million), partially offset by lower proceeds from the sale of assets in the current year ($3 million).

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 increased $105 million compared to the corresponding period in 2025 primarily driven by the $101 million prepayment of the Term Loans and an increase in preferred stock cash dividend payments due to the increase in the annual cash dividend rate from 4.0% to 6.0% based on the Series B Preferred Stock Amendment.

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

As of September 30, 2026, the Company had $50 million of surety bonds and $25 million deposited directly with the NYS WCB supporting the associated liability. The surety bonds are collateralized with $27 million of cash and the Company could be required to provide up to $23 million of cash or letters of credit to the issuers of certain surety bonds in the future to fully collateralize the bonds.

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

Defined Benefit Pension and Postretirement Plans

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $8 million to its non-U.S. defined benefit pension and postretirement benefit plans for the nine months ended September 30, 2026. For the balance of 2026, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for these pension and postretirement plans are approximately $2 million.

Capital Expenditures

Cash flows from investing activities included $18 million of capital expenditures for the nine months ended September 30, 2026. Kodak expects approximately $30 million to $35 million of total capital expenditures for 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of unregistered securities during the quarter ended September 30, 2026

None.

(b)
Issuer purchases of equity securities during the quarter ended September 30, 2026

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
July 1 through 31, 2026	962	$8.47	N/A	N/A
August 1 through 31, 2026	62,960	$8.62	N/A	N/A
September 1 through 30, 2026	2,885	$9.15	N/A	N/A
Total	66,807	$8.64

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

(3.3)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed on September 12, 2019).

(3.4)

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Eastman Kodak Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K as filed on September 12, 2019).

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

EASTMAN KODAK COMPANY
(Registrant)

Date: November 3, 2026	/s/ Richard T. Michaels
Richard T. Michaels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)